Form 10-Q
period 1997-06-30
CHROMAVISION MEDICAL SYSTEMS INC
filed 1997-08-14
CIK 1038223

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q
Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For The Quarterly Period Ended June 30, 1997

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Transition Period from __________ to __________


COMMISSION FILE NUMBER 0-1000



      CHROMAVISION MEDICAL SYSTEMS, INC.                    75-2649072
(Exact name of registrant as specified in its             (IRS Employer
                   charter)                            Identification Number)


                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)


           33171 PASEO CERVEZA
         SAN JUAN CAPISTRANO, CA                                    92675
 (Address of principal executive offices)                        (Zip code)


                                 (714) 443-3355
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
         (Former name, former address and former fiscal year, if changed since last report)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


        Yes  [X]   No  [ ]


        As of August 5, 1997, there were 1,931,250 shares outstanding of the Issuer's Common Stock, $.01 par value, 7,135,064 shares outstanding of the Issuer's Series A Preferred Stock, $.01 par value and 221,850 shares outstanding of the Issuer's Series B Preferred Stock, $.01 par value.

                       CHROMAVISION MEDICAL SYSTEMS, INC.
                  (FORMERLY MICROVISION MEDICAL SYSTEMS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)


                                TABLE OF CONTENTS

                                                                                       Page
                                                                                       ----

PART I         FINANCIAL INFORMATION

      ITEM 1   FINANCIAL STATEMENTS (UNAUDITED)

               Balance Sheets as of December 31, 1996 and June 30, 1997                   3

               Statements of Operations for the period from January 1, 1996               4
               through March 27, 1996; 4 the period from March 28, 1996
               (Incorporation) through June 30, 1996; the three and six
               months ended June 30, 1996 and 1997; and the period from April
               1, 1993 (Inception) through June 30, 1997

               Statements of Cash Flows for the period from January 1, 1996               5
               through March 27, 1996; 5 the period from March 28, 1996
               (Incorporation) through June 30, 1996; the six months ended
               June 30, 1996 and 1997; and the period from April 1, 1993
               (Inception) through June 30, 1997

               Notes to Financial Statements                                              6

      ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                          8
               CONDITION AND RESULTS OF OPERATIONS


PART II  OTHER INFORMATION


      ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K                                           10


SIGNATURES                                                                                11

PART I - ITEM 1

                       CHROMAVISION MEDICAL SYSTEMS, INC.
                  (FORMERLY MICROVISION MEDICAL SYSTEMS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                                                         DECEMBER 31, JUNE 30,
                                                                                      1996                 1997
                                                                                  ------------         ------------
                                      ASSETS

Current assets:
   Cash and cash equivalents .............................................        $    124,092         $    193,823
   Accounts receivable ...................................................                 550                  599
   Inventory .............................................................             502,511              686,066
   Prepaid expenses ......................................................              27,677               16,806
   Capitalized offering costs ............................................             144,760              888,320
                                                                                  ------------         ------------
         Total current assets ............................................             799,590            1,785,614
Deposits .................................................................                 -0-               66,808
Property and equipment, net ..............................................              80,840              311,603
                                                                                  ------------         ------------
         Total assets ....................................................        $    880,430         $  2,164,025
                                                                                  ============         ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Revolving line of credit ..............................................                $-0-         $  4,126,009
   Due to XL Vision, Inc. ................................................             380,439              509,593
   Accounts payable ......................................................             127,808              458,758
Accrued liabilities:
   Salaries and benefits .................................................              89,066              192,181
   Severance costs .......................................................             912,050                  -0-
   Relocation costs ......................................................                 -0-              105,000
   Warranty costs ........................................................              60,000               60,000
   Offering costs ........................................................             105,000              654,000
   Other .................................................................              55,565              111,103
                                                                                  ------------         ------------
        Total current liabilities ........................................           1,729,928            6,216,644
   Revolving line of credit ..............................................             806,009                  -0-
                                                                                  ------------         ------------
        Total liabilities ................................................           2,535,937            6,216,644
                                                                                  ------------         ------------
Commitments and contingencies
Stockholders' deficit:
   Series A preferred stock, $.01 par value, authorized 7,246,000 shares,
      issued and outstanding 7,135,064 shares in 1996 and 1997 ...........              71,351               71,351
   Series B preferred stock, $.01 par value, authorized 221,850 shares,
      issued and outstanding -0- shares in 1996 and 221,850 shares in 1997                 -0-                2,219
   Common stock $.01 par value, authorized 50,000,000 shares, issued and
      outstanding 1,931,250 shares in 1996 and 1997 ......................              19,313               19,313
   Additional paid-in capital ............................................           7,059,849            8,055,955
   Accumulated deficit during the development stage ......................          (8,806,020)         (12,201,457)
                                                                                  ------------         ------------
        Total stockholders' deficit ......................................          (1,655,507)          (4,052,619)
                                                                                  ------------         ------------
Total liabilities and stockholders' deficit ..............................        $    880,430         $  2,164,025
                                                                                  ============         ============


                 See accompanying notes to financial statements.

                       CHROMAVISION MEDICAL SYSTEMS, INC.
                  (FORMERLY MICROVISION MEDICAL SYSTEMS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                     Period
                                                    Period (1)         from
                                                       from         March 28,
                                                    January 1,         1996
                                                       1996       (Incorporation)
                                                      through         through              Three Months Ended
                                                     March 27,       June 30,                  June 30,
                                                       1996            1996              1996(1)         1997
                                                    ----------    ---------------     ------------    ------------

Revenue:
   Products ...................................           $-0-            $-0-                $-0-            $-0-
   Services ...................................            -0-             -0-                 -0-             -0-
                                                     ---------       ---------        ------------    ------------
                                                           -0-             -0-                 -0-             -0-
                                                     ---------       ---------        ------------    ------------

Cost of revenue:
   Products ...................................            -0-             -0-                 -0-             -0-
   Services ...................................            -0-             -0-                 -0-             -0-
                                                     ---------       ---------        ------------    ------------
                                                           -0-             -0-                 -0-             -0-

   Gross profit ...............................            -0-             -0-                 -0-             -0-
                                                     ---------       ---------        ------------    ------------

Operating expenses:
   Selling, general and administrative ........        221,476         457,184             457,184       1,080,774
   Research and development ...................        230,681         214,943             214,943         853,480
                                                     ---------       ---------        ------------    ------------


      Total operating expenses ................        452,157         672,127             672,127       1,934,254
                                                     ---------       ---------        ------------    ------------


      Profit (loss) from operations ...........       (452,157)       (672,127)           (672,127)     (1,934,254)
                                                     ---------       ---------        ------------    ------------

Other income (expense):
   Interest income (expense) ..................            -0-             -0-                 -0-         (54,485)
   Other income (expense) .....................         75,000         348,525             348,525             -0-
                                                     ---------       ---------        ------------    ------------


      Total other income (expense) ............         75,000         348,525             348,525         (54,485)
                                                     ---------       ---------        ------------    ------------


      Profit (loss) before income taxes .......       (377,157)       (323,602)           (323,602)     (1,988,739)
Income tax expense (benefit) ..................            -0-             -0-                 -0-             -0-
                                                     ---------       ---------        ------------    ------------


      Net profit (loss) .......................      $(377,157)      $(323,602)       $   (323,602)   $ (1,988,739)

Net profit (loss) subsequent to incorporation..                      $(323,602)       $   (323,602)   $(1,988,739)
                                                                     =========        ============    ============

Net loss per common share subsequent to
   incorporation ..............................                                       $      (0.03)   $     (0.16)
                                                                                      ============    ============

Pro forma weighted average number of
   common shares outstanding ..................                                         11,699,456      12,399,831
                                                                                      ============    ============




                                                                                     Period (1)
                                                                                   from April
                                                                                     1, 1993
                                                                                  (Incorporation)
                                                        Six Months Ended              through
                                                             June 30,                June 30,
                                                      1996(1)          1997            1997
                                                    -----------    ------------   ---------------

Revenue:
   Products ...................................            $-0-            $-0-    $  1,120,000
   Services ...................................             -0-             -0-          76,886
                                                    -----------    ------------    ------------
                                                            -0-             -0-       1,196,886
                                                    -----------    ------------    ------------

Cost of revenue:
   Products ...................................             -0-             -0-         511,989
   Services ...................................             -0-             -0-          30,750
                                                    -----------    ------------    ------------
                                                            -0-             -0-         542,739

   Gross profit ...............................             -0-             -0-         654,147
                                                    -----------    ------------    ------------

Operating expenses:
   Selling, general and administrative ........         678,660       1,816,204       6,818,562
   Research and development ...................         445,624       1,502,470       5,631,441
                                                    -----------    ------------    ------------


      Total operating expenses ................       1,124,284       3,318,674      12,450,003
                                                    -----------    ------------    ------------


      Profit (loss) from operations ...........      (1,124,284)     (3,318,674)    (11,795,856)
                                                    -----------    ------------    ------------

Other income (expense):
   Interest income (expense) ..................             -0-         (76,763)        (58,934)
   Other income (expense) .....................         423,525             -0-        (346,667)
                                                    -----------    ------------    ------------


      Total other income (expense) ............         423,525         (76,763)       (405,601)
                                                    -----------    ------------    ------------


      Profit (loss) before income taxes .......        (700,759)     (3,395,437)    (12,201,457)
Income tax expense (benefit) ..................             -0-             -0-             -0-
                                                    -----------    ------------    ------------


      Net profit (loss) .......................     $  (700,759)   $ (3,395,437)   $(12,201,457)

Net profit (loss) subsequent to incorporation..                    $ (3,395,437)
                                                                    ============

Net loss per common share subsequent to
   incorporation ..............................                    $      (0.27)
                                                                   ============

Pro forma weighted average number of
   common shares outstanding ..................                      12,399,381
                                                                   ============


                 See accompanying notes to financial statements.

----------
(1) Divisional Operations - Note 1

                       CHROMAVISION MEDICAL SYSTEMS, INC.
                  (FORMERLY MICROVISION MEDICAL SYSTEMS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                             PERIOD(1)      PERIOD                                      PERIOD(1)
                                                                FROM      FROM MARCH                                   FROM APRIL
                                                             JANUARY 1,    28, 1996                                     1, 1993
                                                                1996   (INCORPORATION)                                (INCEPTION)
                                                              THROUGH       THROUGH          SIX MONTHS ENDED           THROUGH
                                                              MARCH 27,     JUNE 30,             JUNE 30,               JUNE 30,
                                                                1996         1996        1996 (1)          1997           1997
                                                              ---------   ----------    ----------     ------------   ------------

Cash flows from development stage activities:
Net profit (loss) ........................................... $(377,157)  $ (323,602)   $ (700,759)    $ (3,395,437)  $(12,201,457)
Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization .........................     6,080       10,087        16,167           66,376        182,691
      Non-cash issuance of preferred stock ..................       -0-          -0-           -0-              -0-        770,192
      Write-off of note receivable ..........................       -0-          -0-           -0-              -0-         40,000
  Changes in operating assets and liabilities:
        Accounts receivable .................................   200,000          -0-       200,000              (49)          (599)
        Inventory ...........................................    (1,888)     (69,464)      (71,352)        (214,473)      (716,984)
        Prepaid expenses ....................................       -0-          -0-           -0-           10,871        (16,806)
        Deposits ............................................       -0-          -0-           -0-          (66,808)       (66,808)
        Accounts payable ....................................       -0-       86,714        86,714          330,950        514,323
        Accrued liabilities .................................    21,514       (1,420)       20,094          (99,398)     1,066,718
                                                              ---------   ----------    ----------     ------------   ------------
        Net cash used in operating activities ...............  (151,451)    (297,685)     (449,136)      (3,367,968)   (10,428,730)
                                                              ---------   ----------    ----------     ------------   ------------

Cash flows from investing activities:
Notes receivable ............................................       -0-          -0-           -0-              -0-       (825,000)
Collections on notes receivable .............................       -0-          -0-           -0-              -0-        785,000
Purchases of property and equipment .........................      (348)     (16,667)      (17,015)        (266,220)      (463,375)
                                                              ---------   ----------    ----------     ------------   ------------
        Net cash provided by (used in) investing activities .      (348)     (16,667)      (17,015)        (266,220)      (503,375)
                                                              ---------   ----------    ----------     ------------   ------------

Cash flows from financing activities:
Due to (from) XL Vision, Inc. ...............................   151,799   (4,979,471)   (4,827,672)         129,154        509,593
Sale of common stock ........................................       -0-          -0-           -0-              -0-         15,450
Borrowing under revolving line of credit ....................       -0-          -0-           -0-        3,320,000      4,126,009
Sale of preferred stock .....................................       -0-    6,364,871     6,364,871          998,325      7,363,196
Capitalized offering costs ..................................       -0-          -0-           -0-         (743,560)      (888,320)
                                                              ---------   ----------    ----------     ------------   ------------
        Net cash provided by financing activities ...........   151,799    1,385,400     1,537,199        3,703,919     11,125,928
                                                              ---------   ----------    ----------     ------------   ------------

        Net increase (decrease) in cash and cash equivalents        -0-    1,071,048     1,071,048           69,731        193,823
Cash and cash equivalents beginning of period ...............       -0-          -0-           -0-          124,092            -0-
                                                              ---------   ----------    ----------     ------------   ------------
Cash and cash equivalents end of period ..................... $     -0-   $1,071,048    $1,071,048     $    193,823   $    193,823
                                                              =========   ==========    ==========     ============   ============


                 See accompanying notes to financial statements.

----------
(1) Divisional Operations - Note 1

                       CHROMAVISION MEDICAL SYSTEMS, INC.
                  (FORMERLY MICROVISION MEDICAL SYSTEMS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)     ORGANIZATION

        ChromaVision Medical Systems, Inc. (formerly MicroVision Medical Systems, Inc.) (a development stage enterprise) ("ChromaVision" or the "Company") is a Delaware corporation. Prior to the formation of the Company on March 28, 1996, the Company's business was conducted as the MicroVision Medical Systems Division (the "Division") of XL Vision, Inc. ("XL Vision").

        On March 28, 1996, the assets and liabilities of the Division were contributed to the Company, which is a wholly owned subsidiary of XL Vision. This transaction was accounted for as a reorganization of entities under common control and, accordingly, the assets and liabilities were recorded at their historical book value. As of the date of incorporation, the Division had assets, net of assumed liabilities, of $102,677 and an accumulated deficit of $4,775,757. The Company assumed a liability to XL Vision totaling $4,862,984 which consisted of the net assets and the accumulated deficit of the Division less consideration paid for common stock, $15,450.

        Subsequent to incorporation, the Company raised $6.4 million from a private equity placement in June 1996, from which the proceeds were used primarily to fund the repayment of amounts due to XL Vision and for working capital.

        The accompanying financial statements for the period from April 1, 1993, inception, through March 27, 1996, reflect operations within XL Vision. Significant management assumptions were made in allocating costs from XL Vision in order to present the balance sheet and statement of operations for those periods. The Company was allocated all incremental costs and certain indirect or common costs based upon the proportional value of all expenses incurred by XL Vision. Management of the Company believes the allocated costs reasonably reflects the costs of the Division as if it were on a stand alone basis.

        The Company was established to develop medical imaging technologies and to introduce a computer-based microscope for the healthcare services market. From inception on April 1, 1993 through June 30, 1997, the Company has devoted substantially all of its resources to the development of the ChromaVision Digital Analyzer technology.

        The ChromaVision Digital Analyzer is designed to identify cells with specific characteristics within a sample of cells by detecting color produced by the reaction between common laboratory reagents (or stains) in the cells. The ChromaVision Digital Analyzer uses proprietary imaging software and technology to capture digital images of cell samples and detect the presence, count the number and measure the color intensity of cells containing a particular stain. The Company believes the ChromaVision Digital Analyzer offers flexibility because the software can be configured to identify different stains; thereby allowing the system to be adapted for use with different reagents to identify a broad range of cellular conditions. The Company intends to establish the ChromaVision Digital Analyzer as the preferred platform for multiple microscopic diagnostic applications.

(2)     BASIS OF PRESENTATION

        These interim financial statements should be read in conjunction with the Company's registration statement on Form S-1 for the year ended December 31, 1996 and the quarter ended March 31, 1997.

        The accompanying unaudited financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. All such adjustments are of a normal, recurring nature. Certain amounts have been reclassified to conform to the current period presentation. The results of the Company's operations for any interim period are not necessarily indicative of the results attained for a full fiscal year.

(3)     DEVELOPMENT STAGE

        From the inception of ChromaVision on April 1, 1993, the Company was considered to be in the development stage as defined by the Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises". Until the Company begins to realize significant revenue associated from its planned operations, the Company will be considered in the development stage.

(4)     RECENTLY ISSUED ACCOUNTING STANDARD

        In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earning per Share", which is required to be adopted on December 31, 1997. The new statement requires that companies change the method currently used to compute earnings per share and restate all prior periods, if necessary. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded.

(5)     NET LOSS PER SHARE

        Pursuant to the requirements of the Securities and Exchange Commission, common shares and common equivalent shares issued at prices below the estimated public offering price during the 12 months immediately preceding the date of the initial filing of the registration statement have been included in the calculation of common shares and common share equivalents, using the modified treasury stock method, as if they were outstanding for all periods presented whether they are antidilutive or not. Calculation of net loss per share assumes that all outstanding preferred shares have been converted into common shares. Calculation of net loss per share is based upon operations subsequent to the initial capitalization (incorporation) of the Company in March 1996.

(6)     INVENTORIES

        Inventories consist of the following:

                   December 31,     June 30,
                      1996            1997
                   -----------    -----------
Raw materials      $   105,520    $   317,329
Work-in-process            -0-         23,955
Finished goods         396,991        344,782
                   -----------    -----------
                   $   502,511    $   686,066
                   ===========    ===========

(7)     SUBSEQUENT EVENT

        Initial Public Offering. On July 1, 1997, the Company's registration statement on Form S-1 became effective. Costs directly related to the initial public offering, $888,320, have been capitalized as of June 30, 1997. Upon completion of the initial public offering, which is expected to be August 13, 1997, the offering costs will be netted against proceeds raised in the offering. Should the offering not be consummated, the offering costs will be expensed by the Company.

PART I - ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


        This report contains certain forward-looking statements that involve risks and uncertainties. Future events and the Company's actual results could differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to government regulation, uncertain market acceptance, rapid technological change, competition and numerous other risks detailed in the Company's Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 1, 1997 (Registration No. 333-26129).

RESULTS OF OPERATIONS

THREE  MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

Revenues and gross profits. The Company is a developmental stage enterprise and had no revenue or gross profit for the three months ended June 30,1997 and June 30, 1996.

Selling, general and administrative expenses. Expenses increased $623,590 to $1,080,774 as compared to $457,184 in 1996. This increase is primarily due to relocation costs incurred moving the Company to California and due to the increase in the number of management and administrative personnel necessary to support the growth of the business.

Research and development expenses. Expenses increased $638,537 to $853,480 as compared to $214,943 in 1996. This increase is due to the clinical trial costs for prenatal screening for Downs syndrome and cancer and the additional personnel which is necessary to further develop the Company's products.

Other income (expense). Other expenses represent interest expense of $54,485 resulting from the revolving line of credit that has been utilized to fund the Company's operations in 1997 and other income for the comparable period in 1996 relating to design work performed for IMI totaling $348,525.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996.

Revenues and gross profits. The Company is a development stage enterprise and had no revenue or gross profit for the six months ended June 30, 1997 and June 30, 1996.

Selling, general and administrative expenses. Expenses increased $1,137,544 to $1,816,204 for 1997 as compared to $678,660 in 1996. This increase is primarily due to additional management and administrative personnel necessary to support the growth of the business. Augmenting this increase is the costs of moving the Company to California from Florida.

Research and development expenses. Expenses increased $1,056,846 to $1,502,470 as compared to $445,624 in 1996. The increase is primarily due to the cost of the first clinical trial related to the Company's 510 (k) clearance received from the FDA on June 5, 1997, its cost of the current clinical trials for prenatal screening for Downs syndrome and cancer and the addition of technical personnel to further develop the Company's products.

Other income (expense). Other expenses represent interest expense of $76,763 resulting from the revolving line of credit that has been utilized to fund the Company's operations in 1997 and other income for the comparable period in 1996 relating to design work performed for IMI totaling $423,525.

LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 1997 the Company had outstanding approximately
$4,126,009 in short term notes payable. The revolving line of credit, which is guaranteed by Safeguard Scientifics, Inc., a substantial stockholder of the Company, bears interest at LIBOR plus 2.1 percent, which is payable monthly. The maximum borrowing under the revolving line of credit is $5.0 million. The Company intends to repay any amounts outstanding under this loan from proceeds of the initial public offering. The full amount of the outstanding balance is due on January 31, 1998.

        As a development stage enterprise, the Company expects that losses from operations and increases in working capital requirements will produce significant negative cash flows from operations for the foreseeable future. The Company anticipates that the net proceeds from the initial public offering will be sufficient to satisfy its operating cash needs for the foreseeable future.

        The Company's business plan anticipates manufacturing the ChromaVision Digital Analyzer, placing them with users at no charge and charging on a per use or per click fee for each test run on the instrument. The manufacture of these instruments will require a significant outlay of cash for which revenues will not be recognized until future periods.

        The Company's future capital requirements will depend on many factors, including the extent and rate of adoption of the Digital Analyzer and the per use fee program, receiving the requisite regulatory approvals, reimbursement for the procedures by insurance companies and other third party payors and the status of competing products. To support the Company's future cash needs it intends to consider, but not be limited to, additional debt or equity financing.

        However there can be no assurance that any such financing will be available to the Company, or that adequate funds for the company's operations will be available when needed, or on terms attractive to the Company. If the Company is unable to obtain sufficient additional funds, the Company may have to delay, scale back or eliminate some or all of its development activities, clinical trials and/or regulatory activities.

FACTORS AFFECTING FUTURE RESULTS AND FORWARD-LOOKING STATEMENTS

        The preceding Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward-looking statements" which reflect the Company's current views with respect to future events and financial performance. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. The words "plan", "expect", "anticipate", and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Factors that could cause actual results to differ materially from historical results or those anticipated include, without limitation, the following: the Company's limited operating history and history of losses; market acceptance of the Company's products; the acceptance of the Company's fee per use program; product and manufacturing regulatory approvals; the status of competing products; dependence on reimbursement; the risk of third party claims of infringement; and the dependence on key personnel. For a more detailed discussion of these factors, see " Risk Factors" from the form S-1 dated July 1, 1997.

PART II OTHER INFORMATION

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits
                --------

                3.1     Certificate of Incorporation of the Company*
                3.2     Bylaws of the Company**
                27.     Financial Data Schedule

        (b)     Report on Form 8-K
                None


----------
*Previously filed as Exhibit 2.1 to the Company's Registration Statement No. 333-26129 on Form S-1 filed with the Securities and Exchange Commission on July 1, 1997, and incorporated herein by reference.
**Previously filed as Exhibit 3.2 to the Company's Registration Statement No. 333-26129 referenced above, and incorporated herein by reference.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    CHROMAVISION MEDICAL SYSTEMS, INC.

DATE: August 14, 1997               BY: /s/  Douglas S. Harrington, M.D.
      -------------------------         --------------------------------
                                        Douglas S. Harrington, M.D.
                                        Chief Executive Officer

DATE: August 14, 1997               BY: /s/  Kevin C. O'Boyle
      -------------------------         ---------------------
                                        Kevin C. O'Boyle
                                        Vice President, Chief Financial Officer