Form 10-Q
period 1997-09-30
CHROMAVISION MEDICAL SYSTEMS INC
filed 1997-11-14
CIK 1038223

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For The Quarterly Period Ended September 30, 1997

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Transition Period from __________ to __________


COMMISSION FILE NUMBER 0-1000



  CHROMAVISION MEDICAL SYSTEMS, INC.                     75-2649072
(Exact name of registrant as specified      (IRS Employer Identification Number)
            in its charter)


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


        Yes  [X]      No  [ ]


        As of November 7, 1997, there were 17,153,629 shares outstanding of the Issuer's Common Stock, $.01 par value.

                       CHROMAVISION MEDICAL SYSTEMS, INC.
                  (FORMERLY MICROVISION MEDICAL SYSTEMS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)


                                TABLE OF CONTENTS



                                                                                        Page
                                                                                        ----
PART I         FINANCIAL INFORMATION

     ITEM 1    FINANCIAL STATEMENTS (UNAUDITED)

               Balance Sheets as of December 31, 1996 and September 30, 1997              3

               Statements of Operations for the three and nine months ended               4
               September 30, 1996 and 1997; and the period from April 1, 1993
               (Inception) through September 30, 1997

               Statements of Cash Flows for the nine months ended September 30, 1996      5
               and 1997; and the period from April 1, 1993 (Inception) through
               September 30, 1997

               Notes to Financial Statements                                              6

     ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                          8
               CONDITION AND RESULTS OF OPERATIONS


PART II OTHER INFORMATION

     ITEM 1    LEGAL PROCEEDINGS                                                         10

     ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K                                          10

SIGNATURES                                                                               11

PART I - ITEM 1

                       CHROMAVISION MEDICAL SYSTEMS, INC.
                  (FORMERLY MICROVISION MEDICAL SYSTEMS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                       DECEMBER 31,       SEPTEMBER 30,
                                                                           1996               1997
                                                                           ----               ----
                               ASSETS

  Current assets:
   Cash and cash equivalents ..................................     $    124,092      $ 17,145,678
   Accounts receivable ........................................              550               599
   Notes receivable ...........................................              -0-         5,000,000
   Inventory ..................................................          502,511           816,350
   Prepaid expenses ...........................................           27,677           113,308
   Capitalized offering costs .................................          144,760               -0-
   Interest receivable ........................................              -0-           112,941
                                                                    ------------      ------------
        Total current assets ..................................          799,590        23,188,876
Deposits ......................................................              -0-            57,021
Property and equipment, net ...................................           80,840           470,666
                                                                    ------------      ------------
        Total assets ..........................................     $    880,430      $ 23,716,563
                                                                    ============      ============
        LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)

Current liabilities:
   Due to XL Vision, Inc. .....................................     $    380,439      $      7,197
   Accounts payable ...........................................          127,808           306,469
Accrued liabilities:
   Salaries and benefits ......................................           89,066           216,920
   Severance costs ............................................          912,050               -0-
   Relocation costs ...........................................              -0-            95,554
   Warranty costs .............................................           60,000            60,000
   Offering costs .............................................          105,000           111,900
   Other ......................................................           55,565           146,387
                                                                    ------------      ------------
       Total current liabilities ..............................        1,729,928           944,427
   Revolving line of credit ...................................          806,009               -0-
                                                                    ------------      ------------
       Total liabilities ......................................        2,535,937           944,427
                                                                    ------------      ------------
Commitments and contingencies Stockholders' equity / (deficit):
   Series A preferred stock, $.01 par value, authorized
     7,246,000 shares, issued and outstanding 7,135,064 shares            71,351               -0-
     in 1996 and -0- in 1997
   Common stock $.01 par value, authorized 50,000,000 shares,
     issued and outstanding 1,931,250 shares in 1996 and ......           19,313           171,536
     17,153,643 in 1997
   Additional paid-in capital .................................        7,059,849        36,323,369
   Accumulated deficit during the development stage ...........       (8,806,020)      (13,722,769)
                                                                    ------------      ------------
       Total stockholders' equity / (deficit) .................       (1,655,507)       22,772,136
                                                                    ------------      ------------
Total liabilities and stockholders' equity / (deficit) ........     $    880,430      $ 23,716,563
                                                                    ============      ============



                 See accompanying notes to financial statements.

                       CHROMAVISION MEDICAL SYSTEMS, INC.
                  (FORMERLY MICROVISION MEDICAL SYSTEMS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                  PERIOD(1) FROM
                                                                                                   APRIL 1, 1993
                                                                                                    (INCEPTION
                                               THREE MONTHS ENDED         NINE MONTHS ENDED          THROUGH)
                                                 SEPTEMBER 30,               SEPTEMBER 30,         SEPTEMBER 30,
                                              1997(1)        1997         1996(1)        1997          1997
                                              ----           ----         ----           ----          ----
  Revenue:
     Products...........................          $-0-          $-0-          $-0-          $-0-    $1,120,000
     Services...........................           -0-           -0-           -0-           -0-        76,886
                                           ------------  ------------  ------------  ------------  ------------
                                                   -0-           -0-           -0-           -0-     1,196,886
                                           ------------  ------------  ------------  ------------  ------------

  Cost of revenue:
     Products...........................           -0-           -0-           -0-           -0-       511,989
     Services...........................           -0-           -0-           -0-           -0-        30,750
                                           ------------  ------------  ------------  ------------  ------------
                                                   -0-           -0-           -0-           -0-       542,739

     Gross profit.......................           -0-           -0-           -0-           -0-       654,147
                                           ------------  ------------  ------------  ------------  ------------

  Operating expenses:
     Selling, general and administrative       575,836       623,967     1,254,496     2,440,171     7,442,529
     Research and development...........     1,133,663     1,022,138     1,579,287     2,524,608     6,653,579
                                           ------------  ------------  ------------  ------------  ------------

       Total operating expenses.........     1,709,499     1,646,105     2,833,783     4,964,779    14,096,108
                                           ------------  ------------  ------------  ------------  ------------

       Profit (loss) from operations....    (1,709,499)   (1,646,105)   (2,833,783)   (4,964,779)  (13,441,961)
                                           ------------  ------------  ------------  ------------  ------------

  Other income (expense):
     Interest income....................        13,816       210,150        13,816       212,809       230,638
     Interest (expense).................           -0-       (85,357)          -0-      (164,779)     (164,779)
     Other income (expense).............           -0-           -0-       423,525           -0-      (346,667)
                                           ------------  ------------  ------------  ------------  ------------

       Total other income (expense).....        13,816       124,793       437,341        48,030      (280,808)
                                           ------------  ------------  ------------  ------------  ------------

       Profit (loss) before income taxes    (1,695,683)   (1,521,312)   (2,396,442)   (4,916,749)  (13,722,769)

  Income tax expense (benefit)..........           -0-           -0-           -0-           -0-           -0-
                                           ------------  ------------  ------------  ------------  ------------

       Net profit (loss)................   $(1,695,683)  $(1,521,312)  $(2,396,442)  $(4,916,749) $(13,722,769)
                                           ============  ============  ============  ============ =============

  Net profit (loss) subsequent to
       incorporation                       $(1,695,683)  $(1,521,312)  $(2,019,285)   (4,916,749)
                                           ===========   ===========   ===========    ==========

  Net loss per common share.............        $ (.16)       $ (.11)                     $ (.40)
                                           ============  ============                ============

  Pro forma weighted average number of
     common shares outstanding..........    10,850,080    14,334,512                  12,208,180
                                           ============  ============                ============


                 See accompanying notes to financial statements.
----------
(1) Divisional Operations - Note 2

                       CHROMAVISION MEDICAL SYSTEMS, INC.
                  (FORMERLY MICROVISION MEDICAL SYSTEMS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)


                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                           NINE MONTHS ENDED         PERIOD(1) FROM
                                                              SEPTEMBER 30,           APRIL 1, 1993
                                                                                       (Inception)
                                                                                         THROUGH
                                                                                       SEPTEMBER 30,
                                                          1996 (1)       1997             1997
                                                          ----           ----             ----
Cash flows from development stage activities:
Net profit (loss) ................................   $ (2,396,442)   $ (4,916,749)   $(13,722,769)
Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation and amortization ...............         25,720         201,635         317,950
     Non-cash issuance of preferred stock ........        770,192             -0-         770,192
     Write-off of note receivable ................            -0-             -0-          40,000
  Changes in operating assets and liabilities:
       Accounts receivable .......................        200,000             (49)           (599)
       Inventory .................................       (279,631)       (406,216)       (908,727)
       Prepaid expenses ..........................        (17,657)        (85,631)       (113,308)
       Deposits ..................................            -0-         (57,021)        (57,021)
       Interest receivable .......................            -0-        (112,941)       (112,941)
       Accounts payable ..........................         82,612         178,661         362,034
       Accrued liabilities .......................         48,783        (597,820)        568,296
                                                     ------------    ------------    ------------

       Net cash used in operating activities .....     (1,566,423)     (5,796,131)    (12,856,893)
                                                     ------------    ------------    ------------

Cash flows from investing activities:
Notes receivable .................................            -0-      (5,000,000)     (5,825,000)
Collections on notes receivable ..................            -0-             -0-         785,000
Purchases of property and equipment ..............        (24,657)       (499,084)       (696,239)
                                                     ------------    ------------    ------------

       Net cash provided by (used in) investing ..        (24,657)     (5,499,084)     (5,736,239)
         activities
                                                     ------------    ------------    ------------

Cash flows from financing activities:
Due to (from) XL Vision, Inc. ....................     (4,156,148)       (373,242)          7,197
Sale of common stock .............................         15,450      29,196,949      29,212,399
Borrowing under revolving line of credit .........            -0-        (806,009)            -0-
Sale of preferred stock ..........................      6,364,871         998,325       7,363,196
Capitalized offering costs .......................            -0-        (699,222)       (843,982)
                                                     ------------    ------------    ------------

       Net cash provided by financing activities .      2,224,173      28,316,801      35,738,810
                                                     ------------    ------------    ------------

       Net increase (decrease) in cash and cash ..        633,093      17,021,586      17,145,678
         equivalents
Cash and cash equivalents beginning of period ....            -0-         124,092             -0-
                                                     ------------    ------------    ------------

Cash and cash equivalents end of period ..........   $    633,093    $ 17,145,678    $ 17,145,678
                                                     ============    ============    ============




Cash paid for interest ...........................          $ -0-    $    156,902           $ -0-
                                                     ============    ============    ============


                 See accompanying notes to financial statements.

----------
(1) Divisional Operations - Note 2

                       CHROMAVISION MEDICAL SYSTEMS, INC.
                  (FORMERLY MICROVISION MEDICAL SYSTEMS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)     BASIS OF PRESENTATION

        These interim financial statements should be read in conjunction with the Company's registration statement on Form S-1 (No. 333-26129) filed with the Securities and Exchange Commission on July 1, 1997, which includes financial statements for the year ended December 31, 1996 and the quarter ended March 31, 1997.

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

(2)     DEVELOPMENT STAGE

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

(3)     RECENTLY ISSUED ACCOUNTING STANDARD

        In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earning per Share". Statement 128 supersedes Accounting Principles Board Opinion No. 15, Earnings per Share (APB15), and specifies the computation, presentation, and disclosure requirements for earnings per share
(EPS) for entities with publicly held common stock or potential common stock. Statement 128 replaces the presentation of primary and fully diluted EPS with a presentation of basic and diluted EPS respectively. Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997.

(4)     INVENTORIES

        Inventories consist of the following:

                                                      December 31, 1996   September 30, 1997
                                                      -----------------   ------------------
                Raw materials                                 $ 105,520            $ 352,303
                Work-in-process                                     -0-               53,636
                Finished goods                                  396,991              410,411
                                                   ---------------------  ------------------
                                                              $ 502,511            $ 816,350
                                                   =====================  ==================

(5)     INITIAL PUBLIC OFFERING

        In August 1997, the Company completed its initial public offering of 6,020,000 shares of common stock. The company received net proceeds of approximately $28.3 million after deducting underwriting discounts and offering expenses.

(6)     REVOLVING LINE OF CREDIT AND CURRENT LIABILITIES

        In August and September of 1997, approximately $5.5 million of net proceeds from the initial public offering were used for repayment of the bank line of credit indebtedness and reduction of an inter-company payable to XL Vision, Inc.

(7)      NOTES RECEIVABLE

        In August 1997, the Company loaned $5,000,000 to Safeguard Scientifics, Inc., an affiliate of the Company, pursuant to the terms of a revolving note agreement. The terms of the agreement call for payment on demand with interest payable monthly at an effective interest rate of approximately 6.23%. In October 1997, the entire receivable balance was repaid to the Company.

(8)      SUBSEQUENT EVENT

        In October 1997, the Company signed a three-year exclusive distribution and development agreement with Sigma Diagnostics, Inc., a subsidiary of Sigma Aldrich, to market the Company's proprietary pre-natal Down syndrome screening test, which uses the ChromaVision Dx2000 automated intelligent microscope. The ChromaVision test is currently in clinical trials in the U.S. and Great Britain and has not yet received FDA approval.

        The Company has commenced litigation against IDEA Research LLC seeking a determination by the court that the Company's Digital Analyzer does not infringe certain patent rights of IDEA Research. Any adverse ruling in that litigation could have a material adverse effect on the Company. See Part II Item 1.

PART I - ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


        The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward-looking statements" which reflect the Company's current views with respect to future events and financial performance. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. The words "plan", "expect", "anticipate", and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Factors that could cause actual results to differ materially from historical results or those anticipated include, without limitation, the following: the Company's limited operating history and history of losses; government regulation; rapid technological change; market acceptance of the Company's products; the acceptance of the Company's fee per use program; product and manufacturing regulatory approvals; the status of competing products; dependence on reimbursement; the risk of third party claims of infringement; and the dependence on key personnel. For a more detailed discussion of these factors, see " Risk Factors" from the Form S-1 filed with the Securities and Exchange Commission on July 1, 1997 (Registration No. 333-26129).

OVERVIEW

        ChromaVision Medical Systems, Inc., formerly MicroVision Medical Systems, Inc., a development stage enterprise, ("ChromaVision" or the "Company") is a Delaware corporation. Prior to the formation of the Company on March 28, 1996, the Company's business was conducted as the MicroVision Medical Systems Division (the "Division") of XL Vision, Inc. ("XL Vision").

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

        The Company was established to develop medical imaging technologies and to introduce a computer-based microscope for the healthcare services market. From the inception of the business on April 1, 1993 through September 30, 1997, the Company and its predecessor have devoted substantially all of their resources to the development of the ChromaVision Digital Analyzer technology.

        The ChromaVision Digital Analyzer is designed to identify cells with specific characteristics within a sample of cells by detecting color produced by the reaction between common laboratory reagents (or stains) in the cells. The ChromaVision Digital Analyzer uses proprietary imaging software and technology to capture digital images of cell samples and detect the presence, count the number and measure the color intensity of cells containing a particular stain. The Company believes the ChromaVision Digital Analyzer offers flexibility because the software can be configured to identify different stains thereby allowing the system to be adapted for use with different reagents to identify a broad range of cellular conditions. The Company's goal is to establish the ChromaVision Digital Analyzer as the preferred platform for multiple microscopic diagnostic applications.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

Revenues and gross profits. Because it is a development stage enterprise, the Company had no revenue or gross profit for the three months ended September 30,1997 or September 30, 1996.

Selling, general and administrative expenses. Expenses increased $48,131 to $623,967 as compared to $575,836 in 1996. This increase is primarily due to relocation costs incurred moving the Company to California and due to the increase in the number of management and administrative personnel necessary to support the growth of the business.

Research and development expenses. Expenses decreased $111,525 to $1,022,138 as compared to $1,133,663 in 1996. In 1996 $770,192 of value attributed to Preferred Stock was issued to Centocor for its clinical collaboration on a minimal residual disease application. This increase in 1996 was offset by increases during 1997 due to clinical trial costs for prenatal screening for Down syndrome and cancer and the additional personnel to further develop the Company's products.

Other income (expense). Other income represents net interest income of $124,793 in 1997 as compared to $13,816 in 1996. The improvement in net interest income resulted from the investment of the Company's initial public offering net proceeds in interest bearing securities, which was offset by interest expense incurred on the Company's revolving line of credit before it was paid off during the third quarter of 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996.

Revenues and gross profits. Because it is a development stage enterprise, the Company had no revenue or gross profit for the nine months ended September 30, 1997 or September 30, 1996.

Selling, general and administrative expenses. Expenses increased $1,185,675 to $2,440,171 for 1997 as compared to $1,254,496 in 1996. This increase is primarily due to additional management and administrative personnel necessary to support the development of the business. Augmenting this increase is the costs of moving the Company to California from Florida.

Research and development expenses. Expenses increased $945,321 to $2,524,608 as compared to $1,579,287 in 1996. The increase is primarily due to the cost of the first clinical trial related to the Company's 510 (k) clearance received from the U.S. Food and Drug Administration on June 5, 1997, its cost of the current clinical trials for prenatal screening for Down syndrome and cancer and the addition of technical personnel to further develop the Company's products.

Other income (expense). Other income (expense) decreased $389,311 to $48,030 in 1997 as compared to $13,816 in 1996. The decrease in other income (expense) was primarily due to other income recorded in 1996 relating to design work performed for another company totaling $423,525.

The Company has commenced litigation against IDEA Research LLC seeking a determination by the court that the Company's Digital Analyzer does not infringe certain patent rights of IDEA Research. Any adverse ruling in that litigation could have a material adverse effect on the Company. See Part II Item 1.

LIQUIDITY AND CAPITAL RESOURCES

        On August 13, 1997, the Company competed its initial public offering of 6,020,000 shares of Common Stock. The Company received net proceeds of approximately $28.3 million after deducting underwriting discounts and offering expenses. Prior to this offering, the Company's primary source of financing was a $5.0 million revolving line of credit and a $6.4 million private placement in June 1996.

        In August and September of 1997, approximately $5.5 million of net proceeds from the initial public offering were used for repayment of the bank line of credit indebtedness and reduction of an inter-company payable to XL Vision, Inc. At September 30, 1997, working capital amounted to $22.2 million.

        As a development stage enterprise, the Company expects that losses from operations and increases in working capital requirements will produce significant negative cash flows from operations for the foreseeable future. The Company anticipates that the net proceeds from the initial public offering will be sufficient to satisfy its operating cash needs for the foreseeable future.

        The Company's business plan anticipates manufacturing the ChromaVision Digital Analyzer, placing the instrument with users at no initial charge and charging on a per use or per click fee for each test run on the instrument. The manufacture of these instruments will require a significant outlay of cash for which revenues will not be recognized until future periods.

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

PART II OTHER INFORMATION


ITEM 1         LEGAL PROCEEDINGS

        On November 10, 1997 the Company commenced litigation against IDEA Research LLC seeking a determination by the court that the Company's automated microscope systems do not infringe certain patent rights of IDEA Research. The litigation, which is pending in the Federal District Court in Santa Ana, California, seeks to resolve claims that were first made by IDEA Research early in 1997 and that have previously been publicly disclosed by the Company. The Company is also seeking recovery of damages for interference with prospective business advantage in connection with certain disparaging statements made by IDEA Research about the Company and its microscope systems and may seek injunctive relief prohibiting further disparaging statements.

        The Company anticipates that IDEA Research may respond to the Company's complaint by asserting claims against the Company for infringement of patent or other proprietary rights of IDEA Research. The Company believes that its automated microscope systems do not infringe on any rights of IDEA Research and that the Company will prevail in the litigation. If, however, the court were to uphold any such claims by IDEA Research, the Company could be subject to significant liabilities to IDEA Research and may be required to license disputed rights from IDEA Research in order to use its microscope systems for a number of applications, including the pending screening process for Down syndrome. No assurance can be given that such a license could be obtained or could be obtained on terms acceptable to the Company, if at all. If such a license could not be obtained, the Company would not be able to use its microscope systems for any application which is found to infringe the technology of IDEA Research. Accordingly, an adverse result in the litigation could have a material adverse effect on the Company's business, operating results and financial condition. Regardless of the outcome, the Company may incur substantial costs in connection with the litigation.


ITEM 6         EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibits
                     3.1    Certificate of Incorporation of the Company*
                     3.2    Bylaws of the Company**
                     10.1 Distribution Agreement between ChromaVision Medical Systems and Sigma Diagnostics,
                            Inc. dated October 22, 1997
                     10.2 UR-NAP Application Development Agreement and Right of First Refusal of New Applications between the Company and Sigma Diagnostics, Inc. dated October 22, 1997
                     27.    Financial Data Schedule

               (b) Report on Form 8-K
                      None




-------------
 *Previously filed as Exhibit 2.1 to the Company's Registration Statement No.
  333-26129 on Form S-1 filed with the Securities and Exchange Commission on July 1, 1997, and incorporated herein by reference.

**Previously filed as Exhibit 3.2 to the Company's Registration Statement No.
  333-26129 referenced above, and incorporated herein by reference.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           CHROMAVISION MEDICAL SYSTEMS, INC.

DATE:   November 14, 1997                  BY:  /s/  Douglas S. Harrington, M.D.
      ------------------------------            --------------------------------
                                                Douglas S. Harrington, M.D.
                                                Chief Executive Officer

DATE:   November 14, 1997                  BY:  /s/  Kevin C. O'Boyle
      ------------------------------            --------------------------------
                                                Kevin C. O'Boyle
                                                Vice President, Chief Financial
                                                Officer