Form 10-K
period 1997-12-31
CHROMAVISION MEDICAL SYSTEMS INC
filed 1998-03-31
CIK 1038223

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
MARK ONE

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 0-1000

                       CHROMAVISION MEDICAL SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      75-2649072
(STATE OR OTHER JURISDICTION OF INCORPORATION       (IRS EMPLOYER IDENTIFICATION NUMBER)
               OR ORGANIZATION)
             33171 PASEO CERVEZA                                   92675
           SAN JUAN CAPISTRANO, CA                               (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (714) 443-3355
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, PAR VALUE $.01

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

     Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Based on the closing sales price of March 24, 1998 the aggregate market value of the voting stock held by nonaffiliates of the registrant was $95,614,163.

     The number of shares outstanding of the registrant's Common Stock, $.01 par value was 17,193,629 at March 24, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

              LOCATION IN FORM 10-K                         INCORPORATED DOCUMENT
              ---------------------                         ---------------------
    Part III: Items 10, 11, 12 and 13             Proxy Statement for 1998 Annual Meeting of
                                                  Shareholders

================================================================================

                               TABLE OF CONTENTS

                                                                          PAGE NUMBER
                                                                          -----------
                                 PART I

Item 1.     Business....................................................       1
Item 2.     Properties..................................................      14
Item 3.     Legal Proceedings...........................................      14
Item 4.     Submission of Matters to a Vote of Security Holders.........      14

                                PART II

Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................      15
Item 6.     Selected Financial Data.....................................      16
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................      16
Item 7a.    Quantitative and Qualitative Disclosures About Market
            Risk........................................................      19
Item 8.     Financial Statements and Supplementary Data.................      20
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................      35

                                PART III

Item 10.    Directors and Executive Officers of the Registrant..........      35
Item 11.    Executive Compensation......................................      36
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................      36
Item 13.    Certain Relationships and Related Transactions..............      37

                                PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports of Form
            8-K.........................................................      37
SIGNATURES

     Statements in this report describing the plans, goals, strategies, intentions, and expectations of the Company and anticipated events are forward-looking statements. Important factors which could cause actual results to differ materially from those described in such forward-looking statements include the following: an inadequate supply of biological samples could delay completion of the clinical trials; the clinical trials could fail to demonstrate the efficacy of the ChromaVision Automated Cellular Imaging System ("ACIS") applications; the ability to commercialize the Company's products is dependent on obtaining appropriate U.S. Food and Drug Administration (the "FDA") and foreign regulatory approvals, which may not be obtained when anticipated or at all; manufacture of the ACIS is subject to FDA regulation; commercialization of the Company's products is dependent on acceptance by the medical community and medical insurance industry, which acceptance could be delayed or not obtained; and an adverse determination in the Company's pending intellectual property litigation could materially adversely affect the Company's ability to commercialize its first proposed application.

                                     PART I

ITEM 1. BUSINESS

     ChromaVision is a laboratory medicine diagnostics company that develops and manufactures an automated cellular imaging system for a wide variety of clinical and research applications. The Company currently markets the system to research centers and is previewing the system to university medical centers and commercial laboratories in anticipation of receiving clearance from the FDA based on two filings expected to be made in 1998, which could result in several commercialized applications. The ChromaVision ACIS(TM) is designed to identify cells with specific characteristics within a sample of cells on a microscope slide by detecting color produced by the reaction between common laboratory reagents and the cells of interest. The intelligent microscope platform automates the scanning of up to 100 patient samples (slides) and uses proprietary imaging software to capture digital images of the cell samples to detect the presence, count the number and measure the intensity of targeted cells. The system offers substantial flexibility because the software can be configured to identify different stains and cellular staining characteristics, thereby allowing the system to be adopted for use with different reagents to identify a broad range of targeted cellular conditions. The Company seeks to establish the ChromaVision ACIS as the preferred platform for multiple diagnostic applications.

     The Company believes that the ChromaVision ACIS will be attractive to healthcare providers and beneficial to their patients because of its ability to deliver superior diagnostic solutions, thus reducing the need for more invasive or more costly procedures. Preliminary tests have demonstrated superior accuracy compared to other existing techniques used in rare event detection, such as polymerase chain reaction ("PCR") and flow cytometry, because the ChromaVision ACIS can locate a single abnormal cell among 120 million normal cells. This improved detection capability enables the ChromaVision ACIS to be applied to a variety of diagnostic situations, such as high-value rare event detection procedures, which include the detection of minute quantities of cancer cells that have spread to parts of the body away from a tumor's primary location.

     The Company has identified a broad range of potential applications for the ChromaVision ACIS, including quantitative viral load measurement, cancer evaluation and prenatal screening for Down syndrome. The Company focuses on developing diagnostic applications that are clinically and economically compelling to patients, providers (laboratories) and payors (insurance and managed care organizations). The Company has completed clinical trials and has received 510(k) clearance from the FDA to market the ChromaVision ACIS with a stain (marker) to screen blood for malignancy. The Company plans to expand this clearance for a higher-value use of the ChromaVision ACIS in an application called Triple Plus(TM), a procedure using a related cytochemical measurement as a marker in the prenatal screening of maternal blood for indicating the risk of Down syndrome in fetuses.

INDUSTRY OVERVIEW

     The healthcare industry, for which total expenditures in the United States are estimated to have exceeded one trillion dollars in 1996, is experiencing a shift from predominantly a fee-for-service system to a managed care system. The pricing structure under the managed care system is based on "firm-fixed" pricing, as compared to the "cost-plus' pricing under the fee-for-service system. This change in pricing structure is effectively shifting much of the economic liability for healthcare from employers and individuals to insurance companies, healthcare delivery systems, hospitals and physicians. Unlike the fee-for-service system, in which each diagnostic examination and each treatment procedure results in a fee, the cost of many diagnostic examinations and treatment procedures is not directly reimbursable under the managed care system, which in turn results in reduced revenue and lower profits for healthcare providers as service utilization increases. Consequently, healthcare providers are increasingly seeking more efficient and more accurate methods of disease diagnosis in order to improve patient care and eliminate many unnecessary and costly examinations and procedures.

     A critical aspect in the diagnosis of many diseases and genetic disorders is the detection of abnormal cells, or cells and organisms with specific characteristics, during a microscopic examination of biological specimens taken from patients. Estimates place the number of diagnostic procedures performed in the United States at over one billion per year. The biotechnology industry has responded to this opportunity by rapidly developing a growing number of highly specific and increasingly sensitive reagents which are used to treat biological specimens to highlight targeted cellular characteristics. Currently, the cell detection process in the vast majority of microscopic examinations is performed manually by a trained technologist or physician. Manual microscope examinations are currently being performed in approximately 10,800 clinical laboratories in the United States, and approximately 31,000 clinical laboratories worldwide.

     The ability of the microscopist to accurately examine a slide containing the specimen is generally accepted as extremely difficult to accomplish without error by even the most skilled technologist or physician. The difficulty of a technologist's or physician's task is compounded by the need to examine high volumes of slides on a daily basis.

THE CHROMAVISION ACIS ADVANTAGE

     The ChromaVision ACIS is a fully automated, computer-based microscope designed to detect and count cells based on color and measure specific diagnostic characteristics of rare cellular events. The ChromaVision ACIS is designed to enable diagnostic procedures that would be impractical or impossible by using manual methods. Additionally, the Company believes that the ChromaVision ACIS can replace the most time consuming and costly part of many manual microscopic procedures as a result of its ability to scan large amounts of biological material quickly, accurately and consistently with minimal operator supervision. The Company believes that the ChromaVision ACIS will enable healthcare providers to improve the consistency and accuracy of patient diagnosis, enhance overall patient care and lower costs. The key benefits of the ChromaVision ACIS include:

     Superior Solutions at Lower Cost. The Company believes that the increased speed and accuracy of the ChromaVision ACIS will lower healthcare costs by enabling better and more timely diagnoses, which will enable healthcare providers to avoid more expensive and typically invasive procedures. Furthermore, as a highly automated system, the ChromaVision ACIS is capable of operating continuously with limited human supervision and maintenance. The Company believes that the ChromaVision ACIS can significantly improve the speed, accuracy and consistency of laboratory results by automating certain steps involved in the basic microscopic procedure, such as the loading, positioning, focusing, identification, quantification and scanning of slides thereby enabling labs to provide superior service to physicians, hospitals and healthcare systems. The ChromaVision ACIS can automatically scan and process up to 100 slides while operating unattended. As each slide is processed, the ChromaVision ACIS automatically stores the coordinates of each targeted cell or object enabling the subsequent examination of cells on the slide, or a stored digital image of the cell on a computer monitor. The instrument can simultaneously quantify cell and color characteristics that have prognostic and diagnostic significance. The ChromaVision ACIS enables diagnosticians to quickly and efficiently arrive at accurate diagnoses by reviewing relevant data or stored images of the cells which have been automatically captured, analyzed and stored.

     Improved Sensitivity and Accuracy. The ChromaVision ACIS employs sophisticated proprietary software and algorithms capable of advanced color detection to identify abnormal cells, specific cells and other objects of interest using common laboratory stains. The instrument relies on the inherent sensitivity and specificity of the color characteristics of the reagent reaction product used in a particular application. This internally developed proprietary technology was invented by scientists experienced in satellite-based imagery, reconnaissance and aerial imagery, and complex color space transformations which are used to yield maximum detail from image-based data. Because of the sophistication of these software programs and algorithms, the ChromaVision ACIS technology provides enhanced detection sensitivity for use in clinical applications. The ChromaVision ACIS can rapidly scan large fields of view at low magnification to detect the presence of specific color characteristics and then return under high magnification to capture and store the targeted cells. By contrast, morphology-based microscopes require higher resolution imaging and are inherently more complex than the ChromaVision ACIS due to the need to carefully scrutinize each cell for subtle differences in morphology.

     Preliminary tests using specific color-yielding reagents have shown that the ChromaVision ACIS is capable of consistently detecting one abnormal cell in a population of 120 million normal cells during "spiking" experiments in which a known number of malignant cells were mixed with a known quantity of normal cells. In addition to highly sensitive detection, the Company's advanced technology can quantify the color characteristics of each targeted cell, thereby enabling the measurement of the likelihood or severity of the disease or condition. Through this capability, the Company believes that the ChromaVision ACIS can enhance the speed, accuracy and consistency of test results, thus leading to improved overall patient care and reduction in the liabilities associated with diagnostic errors. In certain cases, the use of less sensitive systems which are incapable of detecting conditions in which an extremely limited number of abnormal cells are present (rare event detection), can result in false negative diagnoses. In contrast, the ChromaVision ACIS is capable of extremely high levels of sensitivity making significantly more reliable "rare event detection" possible. For example, the Company believes that the superior accuracy and precision of the ChromaVision ACIS can be effectively used to detect cases of "micrometastases" in patients with previously undiagnosed and untreated conditions, and "minimal residual disease" in patients with previously diagnosed and treated conditions, such as cancer. Both of these conditions are characterized by minute quantities of tumor cells which have spread to other distant parts of the body away from the tumor (e.g., bone marrow).

     The Company believes that the ChromaVision ACIS's sensitivity and accuracy will facilitate not only better diagnoses, but better patient outcomes as well. In particular, the Company believes that the speed, accuracy and consistency of the ChromaVision ACIS can be valuable in aiding researchers and diagnosticians in characterizing the degree to which cancer has either been contained (localized) or spread to distant locations (metastasized) in a patient. This characterization process, known as "cancer staging" is often dependent upon finding relatively small numbers of tumor cells among large numbers of normal cells in various samples including peripheral blood, bone marrow, lymph nodes and other tissues. The Company believes that the ChromaVision ACIS has the ability to detect cancer cells from a wide variety of locations and samples within patients, and in turn will become a valuable tool in the staging process.

     Adaptable Platform For Expansion. The Company's technology supports a variety of established reagents and stains, and as a result the Company believes its technology can be readily adapted for use in multiple applications. To the extent new reagents and stains are introduced, the ChromaVision ACIS is designed to be "reconfigured" to detect new colors. The ability to add new applications can further increase cost savings for healthcare providers and patients by minimizing the need for specialized machines performing individual procedures. The Company believes these capabilities will enable the ChromaVision ACIS to penetrate potential markets quickly and will enable the Company to commercialize a broad spectrum of healthcare markets.

     Information System Integration. Recently, healthcare providers have begun to develop information system technologies capable of providing patient-focused data in a format known as the Computerized Patient

Record. Microscopy is one of the last systems within medical technology to be integrated into such patient-focused information systems. The Company has designed the ChromaVision ACIS to capture, store, display and print cellular images and related data in digital format, which can be integrated into the Computerized Patient Record. As a result, this portion of patient data may be stored, retrieved, printed or displayed across local and wide area networks. The Company believes that providing for more timely, improved diagnostics and collaboration consistent with the emerging trends in medical technology can result in significantly enhanced patient care.

STRATEGY

     The Company seeks to introduce selected "high-value" applications on the ChromaVision ACIS and develop a foundation from which to establish the ChromaVision ACIS as the preferred platform for multiple microscopic diagnostic applications. The Company plans to pursue this objective through the following strategic initiatives:

     Deliver Value Through Superior Diagnostic Solutions. ChromaVision intends to offer the ChromaVision ACIS based applications with the specific goal of enabling clinical laboratories to deliver value to healthcare providers through superior diagnostic solutions. The Company believes that the ChromaVision ACIS can provide value to all of the constituents of the healthcare industry by (i) detecting disease sooner (rare event detection) and thereby enabling the appropriate treatment, (ii) monitoring therapeutic response, (iii) employing an adaptable platform which supports multiple applications to achieve cost-effectiveness, (iv) eliminating costly and invasive procedures and (v) improving throughput with consistent and rapid results. Consequently, the Company believes it is well-positioned to benefit from the increased emphasis on cost and quality driven by both healthcare providers and patients.

     Cancer, Infectious Disease and Genetically Based Abnormalities Applications. ChromaVision intends to pursue applications for the ChromaVision ACIS technology in the diagnosis of breast, prostate, lung, colorectal and other cancers, as well as infectious agents, genetically-based abnormalities and other diseases. Because the underlying technology used in the ChromaVision ACIS is based on color detection, the ChromaVision ACIS offers significant flexibility to aid in the diagnosis and treatment of multiple diseases. Furthermore, the Company believes that the ChromaVision ACIS may be effectively used in the identification of abnormal cells or cells with specific characteristics within a wide variety of sample types including blood, sputum, bone marrow, tissue and fine needle aspirates. The Company will continue to devote significant time and resources developing certain of these applications, including those related to the evaluation of cancer pervasiveness and avoidance of unnecessary invasive procedures. In addition, the Company also intends to examine market opportunities for an enhanced ChromaVision ACIS architecture with "front-end" slide preparation handling components and "back-end' information system interfaces. See "Business -- Other Potential Applications."

     ChromaVision is in clinical trials utilizing the ChromaVision ACIS for prenatal screening of maternal blood indicating the risk of Down syndrome in fetuses. In 1990, pilot tests indicated that UR-NAP screening could increase the detection rate while significantly reducing the occurrence of false positives from the current Triple Screen test. One conclusion drawn from these pilot tests, however, was that the commercialization of the UR-NAP application was not feasible without the development of an automated microscope because of the impractical and subjective nature of the manual examination for UR-NAP. The Company is conducting multi-center clinical trials with the initial investigator of the pilot study using the ChromaVision ACIS technology to evaluate the utility of Triple Plus(TM) for commercial use. The Company estimates that this enhanced screening test could lead to cost savings of approximately $85 million per year as a result of the elimination of as many as 85,000 amniocentesis procedures in the United States alone. The Triple Plus(TM), which the Company believes will enhance the widely used Triple Screen, was chosen as the initial application for the ChromaVision ACIS to pursue near term market acceptance due to the significant improvement in predictive value and dramatic reduction in costly and potentially dangerous amniocenteses. Additionally, this application is particularly attractive as an entry into the automated microscopy market due to the relatively concentrated distribution of laboratories currently performing the Triple Screen test. The Company estimates that in the United States, up to 70% of all Triple Screen tests are provided by five laboratory enterprises, and the balance are provided by an additional 200 hospital-based laboratories. The Company believes that this concentration of users is ideal for rapid penetration into the market. The Company further believes that similar market demographics in Europe also make Triple Plus(TM) an ideal initial application for developing international markets for the ChromaVision ACIS. In conjunction with its sales effort, the Company intends to create awareness with obstetricians and gynecologists on the clinical efficacy, safety and economic value of Triple Plus(TM) through peer-reviewed publications, selected involvement in clinical trials and other appropriate educational materials in order to facilitate worldwide market acceptance. See "Business -- ChromaVision ACIS
Applications -- Triple Plus(TM) Application."

     Implement "Per Click" Pricing. ChromaVision believes that, by providing laboratories with the ChromaVision ACIS on a "per click" basis, the Company will be able to introduce its color-based technology to its targeted markets rapidly and enhance its long-term revenue potential. The Company believes that laboratories will be more willing to adopt the ChromaVision ACIS if they are required to pay only for system usage, rather than commit the capital required for the purchase of a full system. The "per click" pricing model also includes all necessary operator training, maintenance and system upgrades. Using a "per click" approach allows the Company to better monitor and control the use of its technology to ensure proper use, obtain customer feedback and implement product upgrades, including new applications.

     Form Strategic Alliances. ChromaVision intends to develop and pursue new applications for the ChromaVision ACIS system through strategic alliances. The Company is seeking to form strategic alliances with reagent manufacturers, researchers and other third parties to market reagents using the ChromaVision ACIS as the platform of choice for the detection and quantification of such reagents. These application specific alliances will focus on integrating the reagents and other color-based detection probes with the ChromaVision ACIS platform in a manner which provides quality and economic value to patients, laboratories and healthcare payors. In addition, the Company intends to enhance its distribution capabilities through alliances.

     The Company initially plans to work directly with its clinical collaborators to gain acceptance in the medical community for the Triple Plus(TM) procedure. However, in capturing market share for this application and pursuing other applications in which distribution would be more widely disbursed, the Company intends to pursue relationships with third parties capable of effectively distributing ChromaVision ACIS and providing related services on a large-scale basis. The Company believes that such alliances will enable it to minimize certain risks related to the time, effort and expenses associated with the internal development of similar distribution capabilities, particularly for international markets. The first application alliance is with Sigma Diagnostics Inc., a St. Louis based diagnostic instrument and reagent manufacturer with a worldwide distribution capability. In October 1997, the Company signed an exclusive distribution and development agreement with Sigma Diagnostics for prenatal screening for Down syndrome. The Company believes that each new application alliance can provide value to all other ChromaVision application collaborators as new applications will drive new platform installations, and in turn make the ChromaVision ACIS an increasingly attractive means to access the marketplace. See "Business -- Strategic Alliances."

     Expeditiously Gain Necessary Regulatory Clearances. The Company has obtained its first 510(k) clearance from the FDA to market the ChromaVision ACIS with an NAP marker to screen blood for malignancy.

CHROMAVISION ACIS APPLICATIONS

     The Company believes that its technology can be used in the identification of abnormal cells within blood, sputum, bone marrow, tissue, fine needle aspirates and other sample types and may be used to aid in the diagnosis of breast, prostate, lung, colorectal and other cancers, as well as infectious agents, genetically based abnormalities and other diseases. The following are the initial target applications being pursued by the Company:

  CANCER APPLICATIONS

     The Company is currently evaluating the use of the ChromaVision ACIS for various cancer applications including prostate, breast, lung and colorectal cancer. The applications currently in clinical trials are referred to as micrometastases ("MM"), minimal residual disease ("MRD") and hematologic malignancies. Scientists researching MM and MRD during the last 15 years have had to employ manual microscopy to test samples from patients with many forms of cancer. Researchers attempting to detect and quantify MM or MRD seek to address issues such as the location and pervasiveness of various forms of cancer, and the effectiveness of treatments in preventing the relapse of a disease. Typically, MM and MRD require the search for a few tumor cells on slides with potentially one million or more cells and the tedious manual examination required for such diseases may hinder clinical acceptance and usefulness of test procedures. The Company believes that the speed, accuracy and consistency made possible by the ChromaVision ACIS can have a material impact on addressing clinical issues such as the location and pervasiveness of various forms of cancer, and further, can hasten the clinical practicality and acceptance of the procedure. Such information is important during the on-going monitoring of a patient's condition as it may contribute to the categorization or "staging" of the cancer's status. This monitoring and staging procedure is generally regarded as necessary to prescribing appropriate treatments. Preliminary results from tests conducted at the Kenneth Norris Cancer Center, at the University of Southern California and at the University of Rotterdam (Netherlands) indicate that the ChromaVision ACIS may be useful in MM and MRD applications, and the Company believes that the ChromaVision ACIS may make MM and MRD applications practical on a broader scale than had previously been possible.

     Recent studies have demonstrated that finding tumor cells in bone marrow biopsies is a valuable prognostic tool for predicting the risk of cancer recurrence in patients with early stage breast cancer. In these studies, tumor cells were detected in 31% of patients who had no tumor cells in their lymph node glands at the time of surgery. Consequently, those patients who had no tumor cells in their lymph nodes would have been presumed to have no additional disease present, even though 31% of the time a bone marrow diagnosis would have found tumor cells indicating that their disease had spread outside of the breast. The finding of tumor cells in bone marrow of patients with no tumor in their lymph nodes suggests that these patients should receive additional treatment. In fact, among patients with tumors less than two centimeters, tumor cells in bone marrow were the most powerful predictor of outcome. The Company believes that its preliminary studies indicate the potential for the ChromaVision ACIS device to make micrometastases examinations practical in the clinical arena and to reduce cost, increase accuracy, reproducibility and sensitivity as compared to manual screening.

  BLOOD AND LYMPH NODE MALIGNANCIES

     Malignancies involving blood and lymphoid tissue are called leukemias and lymphomas, respectively. In 1996, 27,600 new leukemia cases and 74,600 new lymphoma cases occurred in the United States (U.S.). Proper treatment of these patients requires classification of these leukemias and lymphomas into specific subtypes to determine proper therapy. Manually identifying special stains on slides or using automated technology known as flow cytometry are two methods most commonly used to assist sub-typing these tumors. The former is manual and the latter is expensive, complex and destructive of the specimen. Alternatively, the ChromaVision ACIS can enhance and automate these determinations without destroying the specimen and does not require expensive maintenance or personnel.

  QUANTITATIVE VIRAL LOAD (HIV, HPV, CMV)

     The Center for Disease Control estimates that approximately 1,000,000 Americans are currently infected with HIV, the virus responsible for Acquired Immune Deficiency Syndrome (AIDS). Early studies quickly identified the value of following the levels of certain types of blood cells, known as CD4 and CD8 T-cells, to predict patient prognosis. The absolute level of CD4 T-cells and the ratio of CD4 to CD8 T-cells are markers of disease progression and prognosis. The determination of these markers currently requires flow cytometry and hematology analyzers. More recent studies have demonstrated the value of directly measuring the amount of virus in the bloodstream to predict disease progression and monitor therapy. However, most of the virus is inside cells and current methods only measure virus that is shed into the blood fluid. The ChromaVision ACIS can perform viral load quantification at the cellular level and simultaneous CD4 and CD8 T-cell determinations, allowing more accurate assessment of prognosis and therapeutic response. The technology also has application to cervical cancer screening by identifying and quantifying certain types of Human Papilloma Virus (HPV) in cervical cells that are associated with a high risk of progression to cervical cancer. Cytomegalovirus (CMV) is a virus that can cause blindness in immune deficient patients. CMV serum markers are unreliable in diagnosing active disease and only demonstration of actual virus in cells justifies treatment to be initiated.

  TRIPLE PLUS(TM) APPLICATION

     The Company is currently in clinical trials utilizing the ChromaVision ACIS for the Triple Plus(TM) application. Through its use in prenatal screening, women who are at high risk of a Down syndrome pregnancy will be more effectively identified for a diagnostic amniocentesis. The Triple Plus(TM) test makes use of the cytochemical marker UR-NAP either alone or in combination with one or more of the biochemical components of the current Triple Screen. Triple Plus(TM) is intended to become the successor to the Triple Screen test, which is currently the most commonly used prenatal screen of maternal blood to indicate the degree of risk of carrying a fetus affected with Down syndrome. The Triple Screen test is considered to be the "standard of practice" for pregnant women under the age of 35 years, and the Company believes that it is performed approximately 2.5 million times per year in the United States and approximately 6 million times per year worldwide. Based on the age of the patient and the results of the Triple Screen test, the patient is evaluated for the need of undergoing an amniocentesis to diagnose a Down syndrome fetus. Down syndrome risk estimates are currently derived by a complex mathematical process that combines results of the Triple Screen with the known odds of a Down syndrome fetus based on maternal age. The combined risk indicates likelihood of Down syndrome affecting a pregnancy, and thus the need for amniocentesis. Approximately 85% of the patients identified as patients with a high risk pregnancy by the Triple Screen test choose to undergo amniocentesis.

     Cambridge University (Addenbrooke Hospital, Cambridge, England) is leading multi-site clinical trials with participants including Genzyme Genetics and the State of California Prenatal Testing Program (Berkeley) to evaluate the Triple Plus(TM) test. This new test is designed to improve the existing predictive value and to significantly lower the overall false positive rates in initial screens for Down syndrome. Clinical trials have begun using samples collected at more than a dozen sites worldwide. Delays in clinical trials could occur, and there is no assurance that this application will successfully develop.

  OTHER POTENTIAL APPLICATIONS

     The Company is evaluating the potential use of the ChromaVision ACIS in other applications, including colon cancer (133,500 new cases per year in the U.S.), lung cancer (177,000 new cases per year in the U.S.), blood screening for various contaminants and mycobacteria (tuberculosis). As with all applications, the Company intends to employ the ChromaVision ACIS color detection as the primary means of cellular detection. While the Company believes that the ChromaVision ACIS may be effective for these potential applications, additional tests are required to address the clinical efficacy, value propositions, regulatory requirements and other issues associated with each application. There can be no assurance that the Company will successfully develop the ChromaVision ACIS for any of these applications.

THE CHROMAVISION AUTOMATED CELLULAR IMAGING SYSTEM TECHNOLOGY

     The ACIS technology was developed at XL Vision, Inc., a Florida-based developer of application specific electronic imaging systems. In 1996, XL Vision organized ChromaVision to develop and commercialize ACIS.

     Software. The technology underlying the ChromaVision ACIS is the Company's internally developed software which enables it to detect colored objects (i.e. stained cells) dramatically better than the human eye and with greater accuracy and sensitivity than morphology-based automated systems. The Company's software utilizes advanced imaging concepts referred to as "color spaces" and "color space conversion." In this manner, the ChromaVision ACIS reduces the cell detection problem to finding bright objects on a dark background. The ChromaVision ACIS's ability to locate stained objects is not limited to any specific reagent color nor is it affected by the brightness of the background. Additionally, the sophisticated autofocus algorithms, fast image acquisition and proprietary color space transformations occur at rapid processing speeds, thereby making possible rare event detection and "imaging on the fly."

     Hardware. The hardware components used in the ChromaVision ACIS consist primarily of (i) an optically superior visible light microscope, (ii) a color CCD camera, (iii) an automated, precision robotics slide transport system, (iv) a central processor unit with a specialized image processor subsystem and (v) system interfaces including a monitor, trackball or mouse, keyboard, serial dial-up and local area network ports and color printer. The Company employs a development and manufacturing strategy which uses state of the art components which are generally available off-the-shelf to make development, service and upgrades less costly.

     The ChromaVision ACIS is designed to enable a laboratory technician to operate the system using simple "point and click" commands. The system interface includes one monitor for system commands and status, and one monitor for viewing high quality color images of the cells. Initial setup of the system is configurable through extensive preference and configuration menus so that scanning magnifications, stain types and other operations may be tailored to the application.

     During normal operation, a laboratory technologist mounts prepared microscope slides onto a specially designed slide carrier, which has the capacity to hold up to four slides. Up to 25 slide carriers can be loaded into the ChromaVision ACIS slide transport system. The operator may specify the size, shape and location of the area on the microscope slide to be scanned or alternatively, the system will automatically locate the relevant area. The scanning process begins with the automatic loading of the first carrier of slides onto the microscope stage. During this stage of the process, the ChromaVision ACIS automatically reads bar codes affixed to the slides to facilitate patient data storage and access. During scanning, the ChromaVision ACIS automatically focuses each field of the object, images the object using the CCD camera and processes the resulting digital image through the image processor. Slides are then scanned at a "low" optical magnification (typically 20x objective) to identify objects of interest based primarily on their color characteristics. The locations of suspected cells are stored until scanning is completed. When the "low" power scanning is completed, the system automatically returns to each suspected object, re-images it at "high" power (typically 60x objective), verifies that it is a proper cell candidate, and stores a digital image of the cell for scoring and later review by the laboratory technician or pathologist.

     After scanning is completed, the operator is able to view a montage of all stored images for interpretation of the detected objects, along with quantitative information, such as the number of objects detected. If desired, the operator may also directly view a detected object through oculars using the ChromaVision ACIS's automatic repositioning feature, which automatically repositions the slide according to the previously stored cell coordinates. Upon completion of this review, a report containing relevant images identified by the ChromaVision ACIS may be printed. Images may be saved on a removable hard disk, optical disk or archived on magnetic tape. The ChromaVision ACIS can be configured to support the transmission and reception of images via local area network and wide area network communications facilities, including the Internet. The Company believes that by presenting clinical information in a digital format, including relevant cell images, the ChromaVision ACIS is potentially capable of integrating cell-based laboratory information with Computerized Patient Records.

PATENTS AND PROPRIETARY TECHNOLOGY

     Substantial elements of the hardware component of the Company's ChromaVision ACIS were initially developed by XL Vision for Intelligent Medical Imaging, Inc. ("IMI"). Pursuant to an agreement with IMI,

XL Vision assigned ownership of the technology underlying those hardware elements to IMI, subject to a perpetual, transferable, non-exclusive, fully paid-up license to XL Vision to use, develop and sell such technology. At the inception of the Company, XL Vision transferred this license to the Company.

     The Company's commercial success will depend in part on its ability to protect and maintain its proprietary technology and to obtain and enforce patents on its technology. The Company has applied for two patents with the U.S. Patent and Trade Mark Office (PTO) regarding certain aspects of the ChromaVision ACIS software technology. There can be no assurance that any patent will be issued. The Company is not aware of any patents held by others that would prevent the Company from manufacturing and commercializing ChromaVision ACIS in the United States and abroad. However, the Company has not performed an exhaustive worldwide search. There can be no assurance that any patent applications filed by the Company will result in the issuance of patents or that any patents issued to the Company will afford protection against competitors that develop similar technology, or that a competitor will not reverse-engineer the Company's software. On November 10, 1997 the Company responded to certain claims of patent infringement and disparaging statements made by IDEA Research LLC ("IDEA Research") about the Company and its microscope systems by commencing litigation against IDEA Research in the federal district court in Santa Ana, California seeking a determination by the court that the Company's automated microscope systems do not infringe certain patent rights of IDEA Research. See
Item 3 (Legal Proceedings) for further discussion.

     The Company currently relies on a combination of trade secrets, proprietary knowledge, technological advances and disclosure, confidentiality and non-competition agreements entered into with its employees and certain consultants to protect its proprietary rights. No assurance can be given that the Company's efforts will provide meaningful protection for its un-patented proprietary technology against others who independently develop or otherwise acquire substantially equivalent technologies or gain access to misappropriate or disclose the Company's proprietary technology.

     There can be no assurance that other parties will not in the future make claims or threaten to take legal action against the Company alleging infringement of patents by the Company. The medical device industry has been the subject of extensive litigation regarding patents and other rights. Patent litigation can be costly and time consuming, and there can be no assurance that the Company's litigation expenses will not increase in the future. If the Company were determined to be infringing any patent, the Company could be required to pay damages, alter its products or processes, obtain licenses and/or cease certain activities. In addition, if patents are issued to others which contain claims that cover subject matter made, used or sold by the Company, the Company may be required to obtain licenses to these patents, to develop or obtain alternative technology or to cease using such technology. If the Company is required to obtain any licenses, there can be no assurance that the Company will be able to do so on terms acceptable to the Company, if at all. A determination that the Company is infringing the patents of others could have a material adverse effect on the Company's business and results of operations.

MARKETING

     The Company intends to focus its marketing efforts on independent reference laboratories, hospital laboratories and Health Maintenance Organization laboratories by offering the ChromaVision ACIS on a "per click" basis. This strategy is intended to simplify customer procurement decisions, facilitate the introduction of new diagnostic tests as they become available and develop recurring revenue for the Company.

     Currently, the Company intends to market and distribute its Down syndrome screening product (Triple Plus(TM)), through an agreement with Sigma Diagnostics, Inc. ("Sigma"). Sigma has a worldwide distribution and service capability in conjunction with its parent, Sigma-Aldrich. The Company believes that significant advantages exist as a result of its relationship with Sigma, which will greatly enhance the time to market and reduce the cost of sales. The current Triple Screen application is performed by a relatively concentrated market. The Company estimates that in the United States, approximately 70% of all tests are performed by five laboratory enterprises. An additional 30% of the tests are performed at approximately 70 hospital laboratories. Similar characteristics exist for the European countries. The Company believes that these market characteristics make the Triple Plus(TM) test the ideal application to introduce the ChromaVision ACIS device to the healthcare market and to use as a platform to subsequently launch follow-on applications.

     The Company intends to broaden the applicability of the ChromaVision ACIS as the market recognizes the system's ability to operate effectively in identifying rare events and the resulting reduction in costs associated with more timely and cost-effective treatments. Additionally, the Company believes that the expected improvement in patient outcomes generated by the ChromaVision ACIS will eventually be viewed as giving managed care providers a strategic advantage in their effort to attract more subscribers based on superior quality of care.

STRATEGIC ALLIANCES

     As part of its business strategy, the Company intends to develop and pursue new applications for the ChromaVision ACIS product and enhance its distribution, marketing and manufacturing capabilities through strategic alliances. These application-specific alliances will focus on integrating the reagents and other color-based detection probes with the ChromaVision ACIS platform in a manner which provides quality and economic value to patients, laboratories and healthcare payors. The Company is seeking to form strategic alliances with reagent manufacturers, researchers and other third parties under which the ChromaVision ACIS will be used as the platform of choice for the detection and quantification of such reagents. The Company believes that each new application alliance can provide value to all other ChromaVision application partners as new applications drive new platform installations, and in turn make the ChromaVision ACIS an increasingly attractive means to access the marketplace for new applications.

     The Company initially plans to work directly with its clinical collaborators to gain acceptance in the medical community for the Triple Plus(TM) procedure. In order to capture market share for this application and other applications in which distribution would be more widely disbursed, the Company intends to pursue relationships with third parties capable of effectively distributing the ChromaVision ACIS and providing related services on a large-scale basis. The Company believes that such alliances will enable it to minimize certain risks related to the time, effort and expenses associated with the internal development of similar distribution capabilities, particularly for international markets.

     In October 1997, the Company negotiated a worldwide distribution and development agreement with Sigma focusing on the Down syndrome test. In addition to manufacturing the primary reagents used for the test, Sigma also has worldwide marketing and sales capabilities. Sigma is a vertically integrated, ISO 9000 certified, in vitro device manufacturer. Sigma was the first in vitro diagnostics manufacturer to kit chemistries for the clinical diagnostics market. For the past 50 years, Sigma-Aldrich, the parent company of Sigma, has developed a worldwide distribution and communication network that serves as the basis for an extensive distribution capability for Sigma. This capability gives Sigma a greater sales and distribution reach than it would normally have for a manufacturer of its size. Sigma is able to utilize the more than 30 subsidiaries of Sigma-Aldrich throughout the world and their distributors to promote its products in over 140 countries. In the subsidiaries located in Western Europe including France, Germany, United Kingdom, Italy, the Netherlands and Luxembourg, Sigma maintains support capabilities for both reagents and instruments. All Sigma distributors are trained and qualified to support their product lines.

GOVERNMENTAL REGULATION

     The Company's products are subject to governmental regulation in the United States and other countries. In the United States, the Medical Device Amendments to the Federal Food, Drug and Cosmetic Act ("the FDA act") and other statutes and regulations, including various state statutes and regulations, govern the testing, manufacture, labeling, storage, record keeping, distribution, sale, marketing, advertising and promotion of such products. Failure to comply with applicable requirements can result in fines, recall or seizure of products, total or partial suspension of production, withdrawal of existing product approvals or clearances, refusal to approve or clear new applications or notices and criminal prosecution.

     Prior to commercial sale in the United States, most medical devices, including the ChromaVision ACIS, must be cleared by the FDA for specific uses. The regulatory process can be lengthy, expensive and uncertain.

Securing FDA clearance may require the submission of extensive clinical data together with other supporting information to the FDA. Any clinical testing of medical devices must be conducted in conformity with applicable FDA regulations. In addition, state and local approvals may be required for some clinical activities.

     Under the FDA Act, medical devices are classified into one of three classes on the basis of the controls necessary to reasonably ensure their safety and effectiveness. Class I devices are those whose safety and effectiveness can reasonably be ensured through general controls, such as labeling, premarket notification and adherence to FDA-mandated GMP. Class II devices are those whose safety and effectiveness can reasonably be ensured through "special controls," such as performance standards, post-market surveillance, patient registries and FDA guidelines. Class III devices are devices that must receive premarket approval ("PMA") by the FDA to ensure their safety and effectiveness. They are generally life-sustaining, life-supporting or implantable devices, and also include most devices that were not on the market before May 18, 1976 and for which the FDA has not made a finding of substantial equivalence based upon a 510(k).

     Before a new device or a new use of an existing device can be introduced to the market, the manufacturer generally must obtain FDA clearance through a 510(k) or approval of a PMA application. Following submission of the 510(k), the manufacturer may not market the new device until an order is issued by the FDA finding the device to be "substantially equivalent" to a legally marketed medical device, i.e., a legally marketed Class I or Class II medical device or a legally marketed Class III medical device for which the FDA has not called for PMA applications ("predicate device"). The FDA has no specific time limit by which it must respond to a 510(k) filing. It generally takes from three to nine months from the date of submission for the FDA to respond with a clearance for a 510(k) application depending on the complexity of the technology and the level of review the FDA employs for evaluating the 510(k) filing, but it may take longer. The FDA may determine that the proposed device is not substantially equivalent, or that additional clinical or other data are needed before a substantial equivalence determination can be made. Modification or enhancement of a product that has been cleared through the 510(k) process requires clearance of a new 510(k) if the modification or enhancement could significantly affect the safety or effectiveness of the original device.

     The Company has obtained its first 510(k) clearance from the FDA to market the ChromaVision ACIS with an NAP marker to screen blood for malignancy. The Company is developing, and intends to develop, additional applications for the device, and plans on developing new, and/or enhanced capabilities for the device. The Company expects to file two 510(k) applications with the FDA in 1998, one for immunohistochemistry ("IHC") and the second for in-situ hybridization ("ISH"). The Company believes that with the clearance of these 1998 filings together with its first 510(k) clearance using a biochemical marker, a number of applications that utilize these methods could be added to the ChromaVision ACIS without the need for separate 510(k) filings with the FDA. The Prenatal screening for Downs Syndrome application utilizes the biochemical method and therefore the Company believes that a separate filing would not be required. All slide-based assays currently employ one of these three methods for cellular analysis. There is no assurance that the FDA will concur strictly with method based filings, and may require a separate filing for each intended application.

     For future applications, should the FDA determine that the ChromaVision ACIS is not substantially equivalent to other 510(k) predicate devices, the Company may be required to file for a PMA. The PMA process is significantly more complex, expensive and time consuming than the 510(k) process. The PMA process generally requires the performance of well controlled clinical investigations in order to obtain FDA clearance, although other kinds of valid scientific evidence may be sufficient to determine the effectiveness of some devices. The PMA process typically requires two years, and may never result in approval. Determination by the FDA that any of the Company's products or applications are subject to the PMA process could have a material adverse effect on the Company's business, results of operations and financial condition. Nonetheless, should a PMA be required, a business benefit can accrue in the sense that a PMA can serve as a competitive barrier to entry. Although no time frames can be assured for either a 510(k) clearance or PMA approval, it is generally assumed that a 510(k) clearance may be more readily obtained.

     The FDC Act requires that medical devices be manufactured in accordance with the FDA's current GMP regulations. These regulations require, among other things, that (i) the manufacturing process must be regulated and controlled by the use of written procedures and (ii) the ability to produce devices which meet the manufacturer's specifications be validated by extensive and detailed testing of every aspect of the process. They also require investigation of any deficiencies in the manufacturing process or in the products produced and detailed record keeping. Manufacturing facilities are therefore subject to FDA inspection on a periodic basis to monitor compliance with GMP requirements. If violations of the applicable regulations are noted during FDA inspections of the Company's manufacturing facilities or the manufacturing facilities of its contract manufacturers, there may be a material adverse effect on the continued marketing of the Company's products.

     Other applicable requirements include the medical device reporting regulation, which requires that the Company provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of its devices, as well as product malfunctions that would likely cause or contribute to a death or serious injury if the malfunction were to recur.

     The FDA regulates certain computer products as medical devices, such as control software for imaging or other diagnostic devices, including the Company's ChromaVision ACIS software. The FDA is in the process of reevaluating its regulation of such software, and if the FDA undertakes increased or more rigorous regulation of such software (which the Company cannot predict), the Company's ChromaVision ACIS software may become subject to further regulatory processes and clearance requirements. The Company is currently in full compliance with FDA guidelines with respect to its software. No assurance can be given that compliance with more extensive regulatory processes will be achieved or that the necessary clearances for such software will be obtained by the Company on a timely basis, if at all. The Company may, as a result, be required to expend additional time, resources and effort in the areas of software design, production and quality control to ensure full technical compliance.

     Laws and regulations regarding the manufacture, sale and use of medical devices are subject to change and depend heavily on administrative interpretations. There can be no assurance that future changes in regulations or interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect the Company.

     The Company and its products may be subject to a variety of other laws and regulations in those states and countries where its products are or will be marketed. These restrictions may hinder the Company's ability to market its products in those states or countries. Use of the Company's products may further be subject to periodic inspection, quality control, quality assurance, proficiency testing, documentation and safety reporting standards pursuant to the Joint Commission on Accreditation of Healthcare Organizations.

     If the FDA believes that the Company is not in compliance with the law, the FDA can take one or more of the following actions: withdraw previously approved applications; require notification to users regarding newly found, unreasonable risks; request repair or refund of faulty devices; request corrective advertisements, formal recalls or temporary marketing suspension; refuse to review or clear applications to market any of the Company's future products in the United States or to allow the Company to enter into government supply contracts; or institute legal proceedings to detain or seize products, enjoin future violations or assess criminal or civil penalties against the Company, its officers or employees. Any such action by the FDA could result in disruption of the Company's operations for an indeterminate period of time. Various states in which the Company's product may be sold in the future may impose additional regulatory requirements.

     In addition, the Company's products are subject to a variety of regulations in certain international markets. Depending on circumstances, including but not limited to Company strategies and discussions with potential distribution partners, the Company may develop a distribution strategy that initiates marketing in international markets prior to marketing in the United States.

THIRD-PARTY REIMBURSEMENT AND HEALTHCARE LEGISLATION

     The willingness of hospitals, laboratories and other healthcare providers to purchase or lease the ChromaVision ACIS may depend on the extent to which such providers limit capital expenditures due to cost reimbursement regulations, including regulations promulgated by the Health Care Financing Administration and other regulatory agencies, and general uncertainty about government healthcare policy. In addition, sales volumes and prices of the Company's products will depend in part upon the level of reimbursement available to hospitals, laboratories and other healthcare providers for automated microscopic blood tests from third-party payors, such as government and private insurance plans, health maintenance organizations and preferred provider organizations. There can be no assurance that existing reimbursement levels will not be decreased in the future and that any such decrease will not reduce the demand for, or the price of, the Company's products. Healthcare reform measures adopted by the federal government or state governments could adversely affect the prices of medical devices in the United States or the amount of reimbursement available, and, consequently, could have a material adverse effect on the Company's business, results of operations and financial condition. No prediction can be made as to the outcome of any reform initiatives or their impact on the Company.

COMPETITION

     The Company believes that the primary current source of competition for the ChromaVision ACIS is the use of medical technicians to perform microscopic analysis. Additionally, the Company is aware of a number of potential competitors that are substantially engaged in efforts to automate microscope examinations. Four are currently focused primarily on the use of morphology, specifically for pap smear testing, as opposed to the color-based approach to addressing multiple applications that has been developed by ChromaVision. Several elements of the hardware components and robotics control of the ChromaVision ACIS system are similar to those used in the system of a fifth competitor, IMI, although ChromaVision has developed its own proprietary color-based image analysis application software. A sixth potential competitor, Intelligent Remote Imaging Systems Inc. utilizes flow cytometry to image cellular material for various urine and blood applications.

SERVICE

     The Company intends to offer service and maintenance to ChromaVision ACIS customers as part of the "per click" pricing structure. The Company has developed a support, field service, and parts distribution plan designed with the goal of enabling greater than 98% system functionality for its customers. This plan will offer the following services as part of the "per click" fee structure: (i) installation, (ii) customer training, (iii) a 24-hour a day, seven-day per week customer help desk available via a toll free number, (iv) the ability to remotely diagnose ChromaVision ACIS units and load new software via dial-up modems with a goal of correcting 80% of customer problems at initial customer contact, and (v) on-site field service and parts replacement utilizing regionally based ChromaVision field engineers which will be supported by headquarters development and engineering staff. Additionally, the Company may enter into agreements with third parties to provide service and support to the Company's customers.

RESEARCH AND DEVELOPMENT

     The Company's core competency to date has been centered on research and development, specifically in the area of advanced imaging as applied to the detection and quantification of reagent-stained cellular material. Currently, the Company has 14 employees dedicated to engineering and research and development, including several scientists who hold Ph.D. degrees in various disciplines, primarily in the areas of image science and software algorithms. The senior members of the research and development staff that initially developed the proprietary technology have experience in the development of sophisticated imaging systems including those used in the Strategic Defense Initiative and the Cruise Missile program. ChromaVision's research and development staff is experienced in the rapid prototyping and development of advanced software-based, electro-optical-mechanical systems. The Company intends to continue to invest heavily in the recruitment of experienced scientists and engineers with an emphasis on achieving a balance between research and development innovation and support of focused, market driven requirements. Research and development spending was approximately $1,513,000, $1,979,000 and $3,565,000 for 1995, 1996 and 1997, respectively.

MANUFACTURING

     The ChromaVision ACIS is currently developed and manufactured at the Company's headquarters in San Juan Capistrano, California. At the San Juan Capistrano facility, components are assembled, the microscope is optically aligned, software is loaded, and the system is tested. Components of the system are either manufactured by the Company, purchased off-the-shelf, or manufactured by subcontractors to the Company's specifications. The system uses an off-the-shelf CCD camera and an Intel/Microsoft-based personal computer. The system can be adapted for use with most popular microscopes and related optical accessories. A proprietary video capture and processing board is used along with proprietary color detection techniques developed by ChromaVision researchers. The Company intends to enhance its manufacturing capabilities to coincide with the commercialization of the ChromaVision ACIS. The Company is GMP compliant and is working toward, but has not yet achieved ISO 9001 certification.

EMPLOYEES

     As of December 31, 1997, the Company employed 39 persons of which 14 persons were in product development and engineering, 14 persons were in manufacturing, quality assurance and field services, 8 persons were in finance, executive and administrative capacities and 3 persons were in sales and marketing. The Company is not subject to any collective bargaining agreements and the Company believes that the relationship with its employees is good.

ITEM 2. PROPERTIES

     The Company's executive and development and manufacturing facilities are located in San Juan Capistrano, California, in approximately 21,000 square feet. The Company leases the space at an annual rent of approximately $123,000. This lease expires on February 28, 2000 with an option to renew the lease an additional three years. Management of the Company believes that this facility will be adequate to meet the Company's needs through the year 2000.

ITEM 3. LEGAL PROCEEDINGS

     On November 10, 1997 the Company commenced litigation against IDEA Research LLC in the federal district court in Santa Ana, California seeking a determination by the court that the Company's automated microscope systems do not infringe certain patent rights of IDEA Research. The Company is also seeking recovery of damages for interference with prospective business advantage in connection with certain claims of patent infringement and disparaging statements made by IDEA Research about the Company and its microscope systems.

     IDEA Research has responded by denying the material allegations in the Company's complaint and asserting in its counterclaim that the Company has infringed the IDEA Research patent, has violated certain copyright and trade secret rights of IDEA Research, has used the terminology "NAP Finder" in a way that is misleading, has engaged in acts of unfair competition and has breached an agreement with IDEA Research entered into in 1996 relating to a potential business relationship between the two companies. IDEA Research has also asserted claims against XL Vision, Inc.

     The Company believes that all of the claims by IDEA Research are without merit and intends to defend against them vigorously while pursuing its own claims against IDEA Research.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter ended December 31, 1997.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's common stock trades on the Nasdaq National Market under the symbol "CVSN". The table below sets forth the high and low sales prices of the common stock:

                                                     HIGH        LOW
                                                     ----        ---
July 2, 1997(1) - September 30, 1997...............   13 1/2      8 3/4
October 1, 1997 - December 31, 1997................   11 1/2      6 11/16

---------------
           (1) Date stock began trading

     These quotations reported by NASDAQ represent prices between dealers and do not include retail mark-ups, mark-downs or commissions. Such quotations may not represent actual transactions.

     The closing sale price of the Company's Common Stock on March 27, 1998 was $9.88.

     As of February 28, 1998, the Company had outstanding 17,173,629 shares of common stock held by approximately 14,500 shareholders including beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

     The Company has not paid cash dividends and does not anticipate paying cash dividends in the foreseeable future. The Company expects to utilize future earnings to finance future growth. The actual amount of any dividends paid would be subject to the discretion of the Board of Directors of the Company and would depend on the Company's operations, financial and business requirements and other factors.

USE OF PROCEEDS OF INITIAL PUBLIC OFFERING

     The Company completed its initial public offering pursuant to a registration statement (Registration No. 333-26129) which became effective on July 1, 1997. Robert W. Baird & Co. was the managing underwriter of the offering. The Company registered and sold 6,020,000 shares of its common stock and received gross proceeds of $30.1 million. Selling shareholders registered and sold 1,340,000 shares of common stock for an aggregate of $6.7 million. From the effective date of the registration statement through December 31, 1997, the Company utilized approximately $903,000 and $847,000 of the offering proceeds for the underwriter's discounts, fees and expenses and other offering expenses, respectively, leaving net offering proceeds of approximately $28.4 million. Included in other offering expenses is $50,000 paid to Safeguard Scientifics, Inc., an affiliate of the Company, for its services in the offering. Approximately $5.5 million of the net proceeds were used for repayment of the bank line of credit indebtedness and reduction of an inter-company payable to XL-Vision, Inc. An additional $2.6 million of the net proceeds were used to fund working capital and research and development.

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents selected financial data of the Company. The following information should be read in conjunction with the Financial Statements and Notes thereto in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.

                                                                                                     PERIOD FROM
                                                                                                    APRIL 1, 1993
                                                                                                     (INCEPTION)
                                                    YEARS ENDED DECEMBER 31,                           THROUGH
                                -----------------------------------------------------------------   DECEMBER 31,
                                  1993         1994          1995          1996          1997           1997
                                ---------   -----------   -----------   -----------   -----------   -------------
STATEMENT OF OPERATIONS DATA:
Revenues(1)...................  $     -0-   $   296,886   $   900,000   $       -0-   $    43,500   $  1,240,386
  Selling, general and
    administrative expenses...    304,951       787,167     1,040,070     2,870,170     3,185,583      8,187,941
  Research and development
    expenses(2)...............    549,156       858,389     1,513,014     1,978,604     3,565,331      8,464,494
Net (loss)(3)(4)..............  $(854,107)  $(1,581,306)  $(1,963,187)  $(4,407,420)  $(6,343,927)  $(15,149,947)
Net loss subsequent to
  incorporation...............                                          $(4,030,263)  $(6,343,927)
Basic and diluted net profit
  (loss) per common share
  subsequent to
  incorporation(3)(4).........                                          $      (.37)  $     (0.47)
                                                                        ===========   ===========

                                                       AS OF DECEMBER 31,
                                -----------------------------------------------------------------
                                  1993         1994          1995          1996          1997
                                ---------   -----------   -----------   -----------   -----------
BALANCE SHEET DATA:
Cash and cash equivalents.....  $     -0-   $       -0-   $       -0-   $   124,092   $12,926,398
Total assets(5)...............     60,000     1,066,328       345,664       880,430    22,249,016
Total liabilities(6)..........    914,107     3,501,741     4,744,264     2,535,937       878,720
Accumulated deficit...........   (854,107)   (2,435,413)   (4,398,600)   (8,806,020)  (15,149,947)
Total stockholders' equity
  (deficit)...................   (854,107)   (2,435,413)   (4,398,600)   (1,655,507)   21,370,296

---------------
(1) Revenue includes income from prototype instrument sales and technical support services.

(2) Research and development expenses for the period from March 28, 1996 (incorporation) through December 31, 1996 include the value of the Preferred Stock issued to Centocor as compensation for its clinical collaboration on the minimal residual disease applications.

(3) See Note 2 of the Notes to the Financial Statements for information concerning the calculation of net profit (loss) per common share.

(4) Prior to Incorporation on March 28, 1996, the Company operated as a division of XL Vision, Inc. See Note 1 to the Notes to Financial Statements appearing elsewhere in the Form 10-K.

(5) 1997 includes a $5,000,000 demand note from Safeguard Scientific, Inc. and approximately $2.4 million of investments.

(6) Includes the outstanding balance on the revolving line of credit and amounts due to XL Vision through 1996. The Company has no long term debt or capital leases.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     ChromaVision Medical Systems, Inc., formerly MicroVision Medical Systems, Inc., a development stage enterprise, ("ChromaVision" or the "Company") is a Delaware corporation. Prior to the formation of the Company on March 28, 1996, the Company's business was conducted as the MicroVision Medical Systems Division (the "Division") of XL Vision, Inc. ("XL Vision").

     On March 28, 1996, the assets and liabilities of the Division were contributed to the Company, which was a wholly owned subsidiary of XL Vision. This transaction was accounted for as a reorganization of entities under common control and, accordingly, the assets and liabilities were recorded at their historical book value. As of the date of incorporation, the Division had assets, net of assumed liabilities, of $102,677 and an accumulated deficit of $4,775,757. The Company assumed a liability to XL Vision totaling $4,862,984 which consisted of the net assets and the accumulated deficit of the Division less consideration paid for common stock, $15,450.

     Subsequent to incorporation, the Company raised $6.4 million from a private equity placement in June 1996. The proceeds were used primarily to fund the repayment of amounts due to XL Vision and for working capital.

     The Company was established to develop medical imaging technologies and to introduce a computer-based microscope for the healthcare services market. From the inception of the business on April 1, 1993 through December 31, 1997, the Company and its predecessor have devoted substantially all of their resources to the development of the ChromaVision ACIS technology.

     ChromaVision is a laboratory medicine diagnostics company that develops and manufactures an automated cellular imaging system for a wide variety of clinical and research applications. The Company currently markets the products to research centers and is previewing the system to university medical centers and commercial laboratories in anticipation of receiving clearance from the FDA based on two filings expected to be made in 1998, which could result in several commercialized applications. The ChromaVision ACIS is designed to identify cells with specific characteristics within a sample of cells on a microscope slide by detecting color produced by the reaction between common laboratory reagents and the cells of interest. The intelligent microscope platform automates the scanning of up to 100 patient samples (slides) and uses proprietary imaging software to capture digital images of the cell samples to detect the presence, count the number and measure the intensity of targeted cells. The system offers substantial flexibility because the software can be configured to identify different stains and cellular staining characteristics, thereby allowing the system to be adopted for use with different reagents to identify a broad range of targeted cellular conditions. The Company seeks to establish the ChromaVision ACIS as the preferred platform for multiple diagnostic applications.

     In March 1997, the Company relocated its headquarters and principal executive offices from Sebastian, Florida to San Juan Capistrano, California.

     In August 1997, the Company completed an initial public offering and sold 6,020,000 shares of common stock. The Company received net proceeds of approximately $28.4 million after deducting underwriting discounts and offering expenses.

     In October 1997, the Company signed a three-year exclusive distribution and development agreement with Sigma Diagnostics, Inc., a subsidiary of Sigma Aldrich, to market the Company's proprietary pre natal Down syndrome screening test, which uses the ChromaVision ACIS. The ChromaVision test is currently in clinical trials in the U.S. and Great Britain.

RESULTS OF OPERATIONS

  YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

     Revenue and gross profits. The revenue and related gross profit of $43,500 is comprised of technical services rendered to Centocor. The Company is a development stage company and had no revenue or gross profit for 1996. The Company anticipates commercialization of several of its applications in the second half of 1998.

     Selling, general and administrative expenses. Expenses increased approximately $300,000 to $3.2 million as compared to $2.9 million in 1996. This increase is due primarily to the increase in the number of management and administrative personnel necessary to support the growth of the business and to relocation costs incurred in moving the Company to California. Offsetting the increase in 1997 were one time severance costs in the fourth quarter of 1996 of $912,050 associated with the resignation of the Company's former President, including $443,700 for the repurchase of vested stock options. The Company anticipates general and administrative expenses to increase in the future primarily due to increases in selling and marketing expenditures necessary to support the commercialization of its applications.

     Research and development expenses. Expenses increased $1.6 million to $3.6 million in 1997 as compared to $2.0 million in 1996. The increase is primarily attributable to the cost of the first clinical trial related to the Company's 510(k) clearance received from the U.S. Food and Drug Administration on June 5, 1997, its cost of the current clinical trials for prenatal screening for Down syndrome and cancer and the addition of technical personnel to further develop the Company's applications. Included in 1996 research and development expenditures was $770,192 of value attributed to Preferred Stock which was issued to Centocor for its clinical collaboration on a minimal residual disease. The Company anticipates that research and development expenses will increase in the future due to costs related to the development of new applications, the onset of additional clinical trials and the continuation of technological advances to the ChromaVision ACIS.

     Other income. Other income decreased $77,867 to $363,487 in 1997 as compared to $441,354 in 1996. The 1996 amount included $423,525 of other income recorded relating to design work performed for IMI. In 1997 $363,487 of net interest income resulted from the investment of the Company's initial public offering net proceeds in interest bearing securities, which was offset by interest expense incurred on the Company's revolving line of credit before it was paid off during the third quarter of 1997. Interest income is anticipated to significantly increase during 1998 from the investment of the Company's net proceeds from the offering.

  YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

     Revenue and gross profits. The Company is a development stage company and had no revenue or gross profit in 1996. Revenue of $900,000 and related gross profit of $589,897 for 1995 consisted of the sale of six prototype ChromaVision ACIS systems.

     Selling, general and administrative expenses. Expenses increased $1.8 million to $2.9 million for 1996 as compared to $1.1 million for 1995. The increase in 1996 was due primarily to $912,050 in severance costs associated with the resignation of the Company's former President, including $443,700 for the repurchase of vested stock options. The balance of the increase was associated with the hiring of additional management, marketing and technical personnel.

     Research and development expenses. Expenses increased $465,590 to $2.0 million for 1996 as compared to $1.5 million for 1995. The increase in 1996 consisted of $770,192 of value attributed to Preferred Stock issued to Centocor for its clinical collaboration on the minimal residual disease application (see
Note 9 of the Notes to Financial Statements) which is offset by a decrease primarily related to the completion of the initial development of the ChromaVision ACIS.

     Other income. Other income of $441,354 related to the reimbursement of the Company's cost for design work performed for IMI totaling $423,525 (see Note 3 of the Notes to Financial Statements) and interest income of $17,829. There was no comparable income for the previous periods.

LIQUIDITY AND CAPITAL RESOURCES

     On August 13, 1997, the Company completed its initial public offering of 6,020,000 shares of Common Stock. The Company received net proceeds of approximately $28.4 million after deducting underwriting discounts and offering expenses. Prior to this offering, the Company's primary source of financing was a $5.0 million revolving line of credit and a $6.4 million private placement in June 1996.

     In August and September of 1997, approximately $5.5 million of net proceeds from the initial public offering were used for repayment of the bank line of credit indebtedness and reduction of an inter-company payable to XL Vision, Inc. The bank line of credit expired January 31, 1998. At December 31, 1997, the Company had approximately $20.3 million of cash and cash equivalents, note receivables and investments and working capital of approximately $19.1 million.

     Capital expenditures for the year ended December 31, 1996 were $433,107 and related primarily to the manufacture of the ChromaVision ACISs used in research and development. Capital expenditures for the year ended December 31, 1997 were $796,191 and related primarily to investments in the Company's research and development capabilities such as an on-site medical laboratory, the manufacture of additional ChromaVision ACISs used in further development and personal computers for employees. Capital expenditures are expected to be approximately $1 million in 1998, and are expected to be primarily related to the manufacture of the ChromaVision ACIS for clinical trial purposes. The expenditures will be funded by current cash reserves. An additional $2 million is expected to be incurred due to the manufacture of the ChromaVision ACIS as a "fee-per-use" system placed for commercial application. The Company's business plan anticipates placing these instruments with users at no charge and charging a "per click" fee for each use of the instrument. The manufacture of these instruments will require a significant outlay of cash for which revenues will not be recognized until future periods. As a result, the Company is currently negotiating to arrange third-party financing for these instruments.

     The Company anticipates that the net proceeds of the offering will be sufficient to satisfy its operating cash needs for the foreseeable future. Management expects that losses from operations and increases in working capital requirements will produce significant negative cash flows from operations for the foreseeable future. In addition, to support the Company's future cash needs it intends to consider, but not be limited to, additional debt or equity financing. However there can be no assurance that any such financing will be available to the Company, or that adequate funds for the Company's operations will be available when needed, or on terms attractive to the Company. If the Company is unable to obtain sufficient additional funds, the Company may have to delay, scale back or eliminate some or all of its development activities, clinical studies and/or regulatory activities.

YEAR 2000 COMPLIANCE

     The Company develops and purchases software for use in its ChromaVision ACIS. In addition, purchased software is run on in-house computer networks. The Company believes that its proprietary software and the software run on its in-house network is Year 2000 compliant. The Company is currently in the process of surveying its key suppliers to determine whether they will be Year 2000 compliant. The Company does not expect Year 2000 issues to materially impact its financial position or results of operations.

RECENT ACCOUNTING DEVELOPMENTS

     The Company intends to adopt Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), and Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131), in fiscal 1998. Both standards will require additional disclosure, but will not have a material effect on the Company's financial position or results of operations. SFAS 130 establishes standards for the reporting and display of comprehensive income and is expected to first be reflected in the Company's first quarter of 1998 interim financial statements. Components of comprehensive income include items such as net earnings, foreign currency translation adjustments and changes in value of available-for-sale securities. SFAS 131 changes the way companies report segment information and requires segments to be determined and reported based on how management measures performance and makes decisions about allocating resources. SFAS 131 will first be reflected in the Company's 1998 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       CHROMAVISION MEDICAL SYSTEMS, INC.
                  (FORMERLY MICROVISION MEDICAL SYSTEMS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report................................   21
Balance Sheets as of December 31, 1996 and 1997.............   22
Statements of Operations for the years ended December 31,
  1995, 1996, 1997 and the period from April 1, 1993
  (inception) through December 31, 1997.....................   23
Statements of Stockholders' Equity (Deficit) at December 31,
  1995, 1996 and 1997.......................................   24
Statements of Cash Flows for the years ended December 31,
  1995, 1996, 1997 and the period from April 1, 1993
  (inception) through December 31, 1997.....................   25
Notes to Financial Statements...............................   26

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of ChromaVision Medical Systems, Inc.:
(formerly MicroVision Medical Systems, Inc.):

     We have audited the accompanying balance sheets of ChromaVision Medical Systems, Inc. (a development stage enterprise) as of December 31, 1996 and 1997 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1997 and for the cumulative development stage from April 1, 1993 (inception) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ChromaVision Medical Systems, Inc. (a development stage enterprise) as of December 31, 1996 and 1997 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997 and for the cumulative development stage from April 1, 1993 (inception) through December 31, 1997, in conformity with generally accepted accounting principles.

                                          KPMG PEAT MARWICK LLP
Orange County, California
February 3, 1998

                       CHROMAVISION MEDICAL SYSTEMS, INC.
                  (FORMERLY MICROVISION MEDICAL SYSTEMS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEETS

                                     ASSETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                 1996            1997
                                                              -----------    ------------
Current assets:
  Cash and cash equivalents.................................  $   124,092    $ 12,926,398
  Short-term investments....................................           --       1,344,534
  Notes receivable..........................................           --       5,000,000
  Inventory, net............................................      113,521         486,727
  Prepaid expenses and other................................       28,227         128,105
  Capitalized offering costs................................      144,760              --
  Interest receivable.......................................           --         135,317
                                                              -----------    ------------
          Total current assets..............................      410,600      20,021,081
Long-term investments.......................................           --       1,061,544
Deposits....................................................           --          55,791
Property and equipment, net.................................      469,830       1,110,600
                                                              -----------    ------------
          Total assets......................................  $   880,430    $ 22,249,016
                                                              ===========    ============
                     LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
  Due to XL Vision, Inc.....................................  $   380,439    $      5,969
  Accounts payable..........................................      127,808         310,161
  Accrued liabilities:
     Salaries and benefits..................................       89,066         219,730
     Severance costs........................................      912,050              --
     Warranty costs.........................................       60,000              --
     Offering costs.........................................      105,000              --
     Other..................................................       55,565         342,860
                                                              -----------    ------------
          Total current liabilities.........................    1,729,928         878,720
  Revolving line of credit..................................      806,009              --
                                                              -----------    ------------
          Total liabilities.................................    2,535,937         878,720
                                                              -----------    ------------
Commitments and contingencies
Stockholders' equity (deficit):
  Series A convertible preferred stock, $.01 par value,
     authorized 7,246,000 shares, issued and outstanding
     7,135,064 shares in 1996 and none in 1997..............       71,351              --
  Series B convertible preferred stock, $.01 par value,
     authorized 221,850 shares, none issued and outstanding
     in 1996 and 1997.......................................           --              --
  Common stock $.01 par value, authorized 50,000,000 shares, issued and outstanding 1,931,250 shares in 1996 and
     17,173,629 in 1997.....................................       19,313         171,736
  Additional paid-in capital................................    7,059,849      36,348,507
  Deficit accumulated during the development stage..........   (8,806,020)    (15,149,947)
                                                              -----------    ------------
          Total stockholders' (deficit) equity..............   (1,655,507)     21,370,296
                                                              -----------    ------------
Total liabilities and stockholders' (deficit) equity........  $   880,430    $ 22,249,016
                                                              ===========    ============

                See accompanying notes to financial statements.

                       CHROMAVISION MEDICAL SYSTEMS, INC.
                  (FORMERLY MICROVISION MEDICAL SYSTEMS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS

                                                                                     PERIOD FROM
                                                                                    APRIL 1, 1993
                                                                                     (INCEPTION)
                                                  FOR THE YEARS ENDED                  THROUGH
                                       -----------------------------------------    DECEMBER 31,
                                          1995           1996           1997            1997
                                       -----------    -----------    -----------    -------------
Revenue..............................  $   900,000    $        --    $    43,500    $  1,240,386
Cost of revenue......................      310,103             --             --         542,739
                                       -----------    -----------    -----------    ------------
          Gross profit...............      589,897             --         43,500         697,647
                                       -----------    -----------    -----------    ------------
Operating expenses:
  Selling, general and
     administrative..................    1,040,070      2,870,170      3,185,583       8,187,941
  Research and development...........    1,513,014      1,978,604      3,565,331       8,464,494
                                       -----------    -----------    -----------    ------------
          Total operating expenses...    2,553,084      4,848,774      6,750,914      16,652,435
                                       -----------    -----------    -----------    ------------
          Loss from operations.......   (1,963,187)    (4,848,774)    (6,707,414)    (15,954,788)
                                       -----------    -----------    -----------    ------------
Other income (expense):
  Interest income....................           --         17,829        528,266         546,095
  Interest (expense).................           --             --       (164,779)       (164,779)
  Other income.......................           --        423,525             --         423,525
                                       -----------    -----------    -----------    ------------
          Total other income
            (expense)................           --        441,354        363,487         804,841
                                       -----------    -----------    -----------    ------------
          Loss before income taxes...   (1,963,187)    (4,407,420)    (6,343,927)    (15,149,947)
Income taxes.........................           --             --             --              --
                                       -----------    -----------    -----------    ------------
Net loss.............................  $(1,963,187)   $(4,407,420)   $(6,343,927)   $(15,149,947)
                                       ===========    ===========    ===========    ============
Net loss subsequent to
  incorporation......................                 $(4,030,263)   $(6,343,927)   $(10,374,190)
                                                      ===========    ===========    ============
Basic and diluted net loss per common
  share..............................                 $      (.37)   $      (.47)
                                                      ===========    ===========
Weighted average number of common
  shares outstanding.................                  10,850,080     13,455,529
                                                      ===========    ===========

                See accompanying notes to financial statements.

                       CHROMAVISION MEDICAL SYSTEMS, INC.
                  (FORMERLY MICROVISION MEDICAL SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                     PREFERRED STOCK                     COMMON STOCK                        DEFICIT
                        ------------------------------------------   ---------------------                 ACCUMULATED
                              SERIES A               SERIES B                                ADDITIONAL     DURING THE
                        ---------------------   ------------------                             PAID-IN     DEVELOPMENT
                          SHARES      AMOUNT     SHARES    AMOUNT      SHARES      AMOUNT      CAPITAL        STAGE
                        ----------   --------   --------   -------   ----------   --------   -----------   ------------
Balances at
  December 31, 1994...          --   $     --         --   $    --           --   $     --            --   $ (2,435,413)
Net loss..............          --         --         --        --           --         --            --     (1,963,187)
                        ----------   --------   --------   -------   ----------   --------   -----------   ------------
Balances at
  December 31, 1995...          --         --         --        --           --         --            --     (4,398,600)
Net loss..............          --         --         --        --           --         --            --     (4,407,420)
Issuance of common
  stock on March 28,
  1996
  (Incorporation).....          --         --         --        --    1,545,000     15,450            --             --
Sale of preferred
  stock...............   6,364,872     63,649         --        --           --         --     6,301,222             --
Issuance of preferred
  stock for release of
  rights and claims...     770,192      7,702         --        --           --         --       762,490             --
Five-for-four common
  stock split.........          --         --         --        --      386,250      3,863        (3,863)            --
                        ----------   --------   --------   -------   ----------   --------   -----------   ------------
Balances at
  December 31, 1996...   7,135,064     71,351         --        --    1,931,250     19,313     7,059,849     (8,806,020)
Sale of preferred
  stock...............          --         --    221,850     2,219           --         --       996,106             --
Conversion of
  preferred stock.....  (7,135,064)   (71,351)  (221,850)   (2,219)   9,196,129     91,961       (18,391)            --
Sale of common
  stock...............          --         --         --        --    6,020,000     60,200    30,039,800             --
Exercise of stock
  options.............          --         --         --        --       26,250        262        20,738             --
Offering costs........          --         --         --        --           --         --    (1,749,595)            --
Net loss..............          --         --         --        --           --         --            --     (6,343,927)
                        ----------   --------   --------   -------   ----------   --------   -----------   ------------
Balances at
  December 31, 1997...          --   $     --         --   $    --   17,173,629   $171,736   $36,348,507   $(15,149,947)
                        ==========   ========   ========   =======   ==========   ========   ===========   ============


                           TOTAL
                        -----------
Balances at
  December 31, 1994...  $(2,435,413)
Net loss..............   (1,963,187)
                        -----------
Balances at
  December 31, 1995...   (4,398,600)
Net loss..............   (4,407,420)
Issuance of common
  stock on March 28,
  1996
  (Incorporation).....       15,450
Sale of preferred
  stock...............    6,364,871
Issuance of preferred
  stock for release of
  rights and claims...      770,192
Five-for-four common
  stock split.........           --
                        -----------
Balances at
  December 31, 1996...   (1,655,507)
Sale of preferred
  stock...............      998,325
Conversion of
  preferred stock.....           --
Sale of common
  stock...............   30,100,000
Exercise of stock
  options.............       21,000
Offering costs........   (1,749,595)
Net loss..............   (6,343,927)
                        -----------
Balances at
  December 31, 1997...  $21,370,296
                        ===========

                See accompanying notes to financial statements.

                       CHROMAVISION MEDICAL SYSTEMS, INC.
                  (FORMERLY MICROVISION MEDICAL SYSTEMS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS

                                                                                        PERIOD FROM
                                                                                       APRIL 1, 1993
                                                                                        (INCEPTION)
                                                FOR THE YEARS ENDED DECEMBER 31,          THROUGH
                                             ---------------------------------------   DECEMBER 31,
                                                1995          1996          1997           1997
                                             -----------   -----------   -----------   -------------
Cash flows from development stage
  activities:
Net loss...................................  $(1,963,187)  $(4,407,420)  $(6,343,927)  $(15,149,947)
Adjustments to reconcile net loss to net
  cash used in operating activities:
     Depreciation and amortization.........       54,417        34,739       155,421        271,736
     Preferred stock issued for services...           --       770,192            --        770,192
     Write-off of note receivable..........       40,000            --            --         40,000
  Changes in operating assets and
     liabilities:
     Accounts receivable...................     (100,000)      200,000            --             --
     Inventory.............................      (52,556)      (39,319)     (373,206)      (486,727)
     Prepaid expenses and other............           --       (28,227)      (99,878)      (128,105)
     Deposits..............................           --            --       (55,791)       (55,791)
     Interest receivable...................           --            --      (135,317)      (135,317)
     Accounts payable......................        8,317       119,025       182,353        310,161
     Accrued liabilities...................        5,080     1,212,835      (659,091)       562,590
                                             -----------   -----------   -----------   ------------
          Net cash used in operating
            activities.....................   (2,007,929)   (2,138,175)   (7,329,436)   (14,001,208)
                                             -----------   -----------   -----------   ------------
Cash flows from investing activities:
Notes receivable...........................           --            --    (5,000,000)    (5,825,000)
Collections on notes receivable............      785,000            --            --        785,000
Purchases of investments...................           --            --    (2,406,078)    (2,406,078)
Purchases of property and equipment........       (6,197)     (433,107)     (796,191)    (1,382,336)
                                             -----------   -----------   -----------   ------------
          Net cash provided by (used in)
            investing activities...........      778,803      (433,107)   (8,202,269)    (8,828,414)
                                             -----------   -----------   -----------   ------------
Cash flows from financing activities:
Due to (from) XL Vision, Inc...............    1,229,126    (4,346,196)     (374,470)         5,969
Proceeds from exercise of stock options....           --            --        21,000         21,000
Sale of common stock.......................           --        15,450    30,100,000     30,115,450
Borrowing (repayments) under revolving line
  of credit................................           --       806,009      (806,009)            --
Sale of preferred stock....................           --     6,364,871       998,325      7,363,196
Offering costs.............................           --      (144,760)   (1,604,835)    (1,749,595)
                                             -----------   -----------   -----------   ------------
          Net cash provided by financing
            activities.....................    1,229,126     2,695,374    28,334,011     35,756,020
                                             -----------   -----------   -----------   ------------
          Net increase (decrease) in cash
            and cash equivalents...........           --       124,092    12,802,306     12,926,398
Cash and cash equivalents beginning of
  period...................................           --            --       124,092             --
                                             -----------   -----------   -----------   ------------
Cash and cash equivalents end of period....  $        --   $   124,092   $12,926,398   $ 12,926,398
                                             ===========   ===========   ===========   ============
Supplemental disclosure of cash flow
  information:
Cash paid for interest.....................                $        --   $   156,902   $    156,902
                                                           ===========   ===========   ============

                See accompanying notes to financial statements.

                       CHROMAVISION MEDICAL SYSTEMS, INC.
                  (FORMERLY MICROVISION MEDICAL SYSTEMS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS

(1) ORGANIZATION

OVERVIEW

     ChromaVision Medical Systems, Inc., formerly MicroVision Medical Systems, Inc., a development stage enterprise, ("ChromaVision" or the "Company") is a Delaware corporation. Prior to the formation of the Company on March 28, 1996, the Company's business was conducted as the MicroVision Medical Systems Division (the "Division") of XL Vision, Inc. ("XL Vision").

     On March 28, 1996, the assets and liabilities of the Division were contributed to the Company, which was a wholly owned subsidiary of XL Vision. This transaction was accounted for as a reorganization of entities under common control and, accordingly, the assets and liabilities were recorded at their historical book value. As of the date of incorporation, the Division had assets, net of assumed liabilities, of $102,677 and an accumulated deficit of $4,775,757. The Company assumed a liability to XL Vision totaling $4,862,984 which consisted of the net assets and the accumulated deficit of the Division less consideration paid for common stock, $15,450.

     Subsequent to incorporation, the Company raised $6.4 million from a private equity placement in June 1996. The proceeds were used primarily to fund the repayment of amounts due to XL Vision and for working capital.

     The Company was established to develop medical imaging technologies and to introduce a computer-based microscope for the healthcare services market. From the inception of the business on April 1, 1993 through December 31, 1997, the Company and its predecessor have devoted substantially all of their resources to the development of the ChromaVision Automated Cellular Imaging System ("ACIS") technology.

     ChromaVision is a laboratory medicine diagnostics company that develops and manufactures an automated cellular imaging system for a wide variety of clinical and research applications. The Company currently markets the products to research centers and is previewing the system to university medical centers and commercial laboratories in anticipation of receiving clearance from the U.S. Food and Drug Administration (the "FDA") based on two filings expected to be made in 1998, which could result in several commercialized applications. The ChromaVision ACIS is designed to identify cells with specific characteristics within a sample of cells on a microscope slide by detecting color produced by the reaction between common laboratory reagents and the cells of interest. The intelligent microscope platform automates the scanning of up to 100 patient samples (slides) and uses proprietary imaging software to capture digital images of the cell samples to detect the presence, count the number and measure the intensity of targeted cells. The system offers substantial flexibility because the software can be configured to identify different stains and cellular staining characteristics, thereby allowing the system to be adopted for use with different reagents to identify a broad range of targeted cellular conditions. The Company seeks to establish the ChromaVision ACIS as the preferred platform for multiple diagnostic applications.

     In March 1997, the Company relocated its headquarters and principal executive offices from Sebastian, Florida to San Juan Capistrano, California.

     In August 1997, the Company completed an initial public offering and sold 6,020,000 shares of common stock. The Company received net proceeds of approximately $28.4 million after deducting underwriting discounts and offering expenses.

     In October 1997, the Company signed a three-year exclusive distribution and development agreement with Sigma Diagnostics, Inc., a subsidiary of Sigma Aldrich, to market the Company's proprietary pre natal Down syndrome screening test, which uses the ChromaVision ACIS. The ChromaVision test is currently in clinical trials in the U.S. and Great Britain.

                       CHROMAVISION MEDICAL SYSTEMS, INC.
                  (FORMERLY MICROVISION MEDICAL SYSTEMS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Development Stage

     From the inception of ChromaVision on April 1, 1993, the Company was considered to be in the development stage as defined by the Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises". The Company will be considered in the development stage until it begins to realize significant revenue associated from its planned operations.

  (b) Reclassification

     Certain 1995 and 1996 amounts have been reclassified to conform to the 1997 presentation.

  (c) Revenue Recognition

     The Company's revenues in 1995 were derived from the sale of ACISs and in 1997 were derived from the provision of technical services. The Company's revenue recognition policy was to recognize product revenues when an ACIS was sold and title transferred to the buyer. Technical services revenue was recognized at the completion of the performance of the related engineering services.

     The Company anticipates placing its instruments with users at no charge and billing on a "per click" or per use basis. Revenue will be recognized based on usage. It is anticipated that under this new pricing model the Company will own all ACISs that are engaged in service and accordingly, all development and maintenance costs will be expensed as incurred.

  (d) Cash and Cash Equivalents and Investments in Marketable Securities

     Cash and cash equivalents consist of amounts held as bank deposits and highly liquid debt instruments with a maturity of three months or less. The Company has investments in short and long-term debt securities that have been classified under the provisions of SFAS No. 115 as held to maturity. These investments are intended to be held to maturity and accordingly are carried on the balance sheet at amortized cost and temporary unrealized gains or losses are not recognized.

     The cost and estimated fair value of the investment in marketable securities as of December 31, 1997 are as follows:

                                                         GROSS            FAIR
                                        COST        UNREALIZED LOSS       VALUE
                                     -----------    ---------------    -----------
Cash and cash equivalents..........  $12,926,398        $    --        $12,926,398
Fixed income securities:
  Short-term.......................    1,344,534         (1,635)         1,342,899
  Long-term........................    1,061,544         (1,775)         1,059,769
                                     -----------        -------        -----------
          Total....................  $15,332,476        $(3,410)       $15,329,066
                                     ===========        =======        ===========

     Short-term investments have various maturity dates which do not exceed one year. Long-term investments have various maturity dates which do not exceed sixteen months.

  (e) Inventories

     Inventory is primarily comprised of raw materials which are stated at the lower of cost (first-in, first-out) or market at December 31, 1996 and 1997.

                       CHROMAVISION MEDICAL SYSTEMS, INC.
                  (FORMERLY MICROVISION MEDICAL SYSTEMS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

  (f) Depreciation and Amortization

     Property and equipment are depreciated and amortized on the straight-line basis over the following estimated useful lives:

Office, Computer and Laboratory Equipment..............  3 to 5 years
Furniture and Fixtures.................................  5 years
Leasehold Improvements.................................  Life of lease

     Expenditures for maintenance, repairs and minor improvements are charged to expense as incurred. Major improvements and additions are capitalized. Completed ChromaVision ACISs are also capitalized. When property is sold or retired, the cost and related accumulation depreciation are removed from the accounts and the resulting gain or loss is included in other expense.

     The following is a summary of property and equipment:

                                                            DECEMBER 31,
                                                       ----------------------
                                                         1996         1997
                                                       --------    ----------
Office, computer and laboratory equipment............  $475,271    $1,114,703
Furniture and fixtures...............................     5,874        12,641
Leasehold improvements...............................        --       134,339
                                                       --------    ----------
                                                        481,145     1,261,683
Less: accumulated depreciation and amortization......    11,315       151,083
                                                       --------    ----------
Property and equipment, net..........................  $469,830    $1,110,600
                                                       ========    ==========

  (g) Income Taxes

     Since its incorporation on March 28, 1996, the Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Prior to March 28, 1996, the Company operated as a division of XL Vision and, as such, did not record any income tax benefit for losses prior to that date.

  (h) Stock-Based Compensation

     During 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings and pro forma earnings per share disclosures for stock option grants made in 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

                       CHROMAVISION MEDICAL SYSTEMS, INC.
                  (FORMERLY MICROVISION MEDICAL SYSTEMS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

  (i) Net Loss Per Share

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earning per Share". Statement 128 supersedes Accounting Principles Board Opinion No. 15, Earnings per Share (APB15), and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. Statement 128 replaces the presentation of primary and fully diluted EPS with a presentation of basic and diluted EPS respectively. In connection with Statement 128, the Securities and Exchange Commission issued Staff Accounting Bulletin
(SAB) No. 98, requiring dilutive instruments issued for nominal consideration during periods covered by an initial public offering registration statement, to be retroactively reflected in the calculation of earnings per share for all periods presented. All net loss per share amounts for all periods have been restated to conform to Statement 128 and SAB 98 requirements.

     The stock options described in Note 6 were not included in the diluted earnings per share calculation as they would be antidilutive.

  (j) Use of Estimates

     The preparation of the Company's financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates. In particular, as further described in note 1, significant assumptions were made to allocate indirect costs from XL Vision to ChromaVision for periods prior to incorporation on March 28, 1996.

  (k) Financial Instruments

     The Company estimates the fair value of its monetary assets and liabilities based upon the existing interest rates related to such assets and liabilities compared to current market rates of interest for instruments with a similar nature and degree of risk. The Company estimates that the fair value of all of its monetary assets and liabilities approximates fair value as of December 31, 1996 and 1997.

(3) NOTES RECEIVABLE

     In June 1993, the Company executed a letter of understanding with Intelligent Medical Imaging, Inc. ("IMI") under which ChromaVision agreed in principle to manufacture IMI's Micro21 System design units. During 1993, ChromaVision advanced $40,000 to IMI in contemplation of an equity investment in IMI. During 1994, an additional $785,000 was advanced. In addition to amounts advanced, ChromaVision incurred costs in developing hardware for the Micro21 System. The parties were unable to agree to definitive terms for the equity investment and their manufacturing relationship. On July 23, 1994, a settlement agreement was reached whereby IMI issued an $825,000 secured convertible promissory note payable (the "$825,000 note"), a $500,000 noninterest bearing secured promissory note payable (the "$500,000 note") and a $220,000 purchase order (the "purchase order") to ChromaVision. During 1994 the purchase order was paid in full. In 1995, ChromaVision accepted $785,000 in full payment of the $825,000 note.

     The $500,000 note was issued by IMI for support services but was not recognized as income based upon doubts as to its collectibility. During 1996, ChromaVision accepted $423,525 in full payment of the $500,000 note, all of which has been reflected in other income during 1996.

     In August 1997, the Company advanced $5,000,000 to Safeguard Scientifics, Inc. ("Safeguard"), an affiliate of the Company, pursuant to the terms of a revolving note agreement. The terms of the agreement call

                       CHROMAVISION MEDICAL SYSTEMS, INC.
                  (FORMERLY MICROVISION MEDICAL SYSTEMS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

for payment on demand with interest payable monthly at Safeguard's effective rate of borrowing less .75% (6.31% at December 31, 1997). Interest income related to this note amounted to approximately $75,000.

(4) LINE OF CREDIT

     The Company had an unsecured line of credit with a bank under which it may borrow up to $5,000,000 at the LIBOR plus 2.1% (7.82% at December 31, 1997) which expired January 31, 1998. The line of credit was guaranteed by Safeguard.

     The Company is currently negotiating a new line of credit with its existing bank (Bank of America). The terms of the agreement provide a $5,000,000 secured line of credit at the bank's reference rate less .25%. The new line would be secured by a minimum of 110% of the market value of the borrowing with the Company's cash and investment accounts held by the bank.

(5) PREFERRED STOCK

     Through private placement, the Company sold 6,364,872 shares of Series A Preferred Stock in 1996 and 221,850 shares of Series B Preferred Stock in 1997. Each share of Series A and Series B convertible preferred stock was converted into 1.25 shares of common stock during 1997, as required upon successful completion of the initial public offering. The holders of the Series A and Series B convertible preferred stock were entitled to vote as a separate class to elect two directors to the Board of Directors of the Company and had liquidation preference over the common stock shares.

(6) STOCK OPTIONS

     The Company has a stock option plan (the "Plan") pursuant to which its Board of Directors may grant stock options to officers, key employees and advisors. The Plan authorizes grants of options to purchase up to 1,920,000 shares of authorized but unissued common stock. The number of authorized shares reflects a 500,000 share increase approved by the Board of Directors in February 1998, subject to stockholder approval. All options granted by the Company during 1996 and 1997 had an exercise price equal to the stock's deemed fair market value at the date of grant. Stock options granted during 1996 and 1997 have a maximum of ten year terms which become exercisable in increments over periods of up to four years.

     In June 1996 and November 1997, the Company granted 975,688 and 90,000, respectively, non-qualified stock options outside of the Plan to officers, key employees and members of the Company's Advisory Board, including an option to purchase 554,626 shares which were issued to its former President. In December 1996, the Company agreed to repurchase the option of the former President, which was then exercisable to purchase 277,313 shares for $2.40 per share less the $.80 per share exercise price and the option was terminated as to the remaining shares. The aggregate cash paid of $443,700 was accrued and expensed in selling general and administrative expenses during 1996 and paid in 1997. The Company granted stock options to purchase 71,875 shares to members of the Company's Advisory Board in 1996.

     The Company also sold 134,000 shares of Series A Preferred Stock (described in Note 5) to members of its Advisory Board in 1996.

     The Company granted non-qualified stock options in 1997 to purchase 31,000 shares to members of the Scientific Advisory Board of ChromaVision at prices between $5.00 and $11.88 per share. At December 31, 1997, none of these options was exercisable.

                       CHROMAVISION MEDICAL SYSTEMS, INC.
                  (FORMERLY MICROVISION MEDICAL SYSTEMS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     Option activity under the Company's plans is summarized below:

                                                             1997                         1996
                                                  --------------------------   --------------------------
                                                                 WEIGHTED                     WEIGHTED
                                                                 AVERAGE                      AVERAGE
                                                   SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE
                                                  ---------   --------------   ---------   --------------
Outstanding at beginning of year................  1,370,438       $1.91        $      --       $  --
Options granted.................................    479,950        6.19        2,185,001        1.50
Options exercised...............................    (26,250)        .80         (537,251)        .80
Options canceled................................     (5,625)       5.00         (277,312)        .80
                                                  ---------                    ---------
Outstanding at end of year......................  1,818,513       $3.04        1,370,438       $1.91
                                                  =========                    =========
Options exercisable at year-end.................    733,206                      267,767
Shares available for future grant...............     86,300                      560,625

     The following summarizes information about the Company's stock options outstanding at December 31, 1997:

                               OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                 -----------------------------------------------   -------------------------------
                                WEIGHTED AVG.
                   NUMBER         REMAINING                            NUMBER
   RANGE OF      OUTSTANDING   CONTRACTUAL LIFE   WEIGHTED AVG.    EXERCISABLE AT   WEIGHTED AVG.
EXERCISE PRICES  AT 12/31/97      (IN YEARS)      EXERCISE PRICE      12/31/97      EXERCISE PRICE
---------------  -----------   ----------------   --------------   --------------   --------------
     at $  .80      394,813          5.5              $ .80           273,634           $ .80
$2.40 - $ 2.40    1,118,125          8.0               2.40           456,822            2.40
$5.00 - $11.88      305,575          9.6               8.30             2,750            5.00
                  ---------                                           -------
$ .80 - $11.88    1,818,513          7.7              $3.04           733,206           $1.81
                  =========                                           =======

     The Company applies APB 25 and related interpretations in accounting for stock option plans. Had compensation cost been recognized consistent with SFAS 123, the Company's consolidated net income and earnings per share would have been reduced to the pro forma amounts indicated below (1996 net loss is subsequent incorporation):

                                                         1997           1996
                                                      -----------    -----------
Consolidated net loss         As reported.........    $(6,343,927)   $(4,030,263)
                              Pro forma...........    $(6,679,851)   $(4,312,126)
Loss per share -- Basic and
  Diluted                     As reported.........    $      (.47)   $      (.37)
                              Pro forma...........    $      (.50)   $      (.40)

     The per share weighted-average fair value of stock options issued by the Company during 1997 and 1996 was $3.35 and $.51, respectively, on the date of grant.

     The following assumptions were used by the Company to determine the fair value of stock options granted using the Black Schoels option-pricing model:

                                                 1997          1996
                                               ---------    ----------
Dividend yield...............................       0.0%          0.0%
Expected volatility..........................      55.0%          0.0%
Average expected option life.................    5 years    6.75 years
Risk-free interest rate......................  5.9 - 6.8%         6.4%

     1997 assumptions reflect factors which changed with the Company's initial public offering in 1997.

                       CHROMAVISION MEDICAL SYSTEMS, INC.
                  (FORMERLY MICROVISION MEDICAL SYSTEMS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(7) INCOME TAXES

     Prior to March 28, 1996 (incorporation), the Company operated as a division of XL Vision and as such was not directly subject to income taxes. Accordingly, no income tax disclosures are presented for periods prior to 1996. The results of the Company's operations were included in consolidated income tax returns of XL Vision for the period January 1, 1996 through May 17, 1996, when XL Vision was no longer deemed to control the Company for income tax purposes. Deferred tax benefits generated by deferred tax assets are offset by a corresponding valuation allowance.

     As ChromaVision was not a legal entity prior to incorporation, the transfer of funds to XL Vision of approximately $4,800,000 was deemed, for income tax purposes, to be the cost of the technology transfer from XL Vision (see note 1). For income tax purposes, this amount is considered to be an intangible asset which is being amortized over a fifteen year period.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

     The following table summarizes the tax effects of temporary differences which give rise to significant portions of the deferred tax assets and liability at December 31:

                                                       1997           1996
                                                    -----------    -----------
Deferred tax assets:
  Net operating loss carryforward.................  $ 4,081,519    $ 1,185,019
  Intangible asset, net of amortization...........    1,678,997      1,701,363
  Accrued liabilities and other deferred tax
     assets.......................................      108,654         40,883
                                                    -----------    -----------
          Deferred tax assets.....................    5,869,170      2,927,265
Deferred tax liability:
  Depreciation....................................      (28,791)        (1,859)
                                                    -----------    -----------
          Total...................................    5,840,379      2,925,406
Less valuation allowance for deferred tax
  assets..........................................   (5,840,379)    (2,925,406)
                                                    -----------    -----------
          Deferred tax assets (liability), net....  $       -0-    $       -0-
                                                    ===========    ===========

     The valuation allowance increased by $2,914,973 for the year ended December 31, 1997.

     Actual income tax expense differs from amounts computed by applying the U.S. federal income tax rate of 34% to pretax income as a result of the following:

                                                             1997
                                                          -----------
Computed expected tax benefit...........................  $(2,156,935)
State income taxes net of federal benefit...............     (496,552)
Change in valuation allowance...........................    2,914,973
Other...................................................     (261,486)
                                                          -----------
          Actual tax expense............................  $       -0-
                                                          ===========

     The difference between the "expected" tax benefit (computed by applying the federal corporate income rate of 34% to the loss before income taxes) and the actual tax benefit for 1996 is due to limitations on the benefit for the net operating losses recognized, resulting from allocations of the consolidated income tax results of XL Vision for the year ended December 31, 1996, and the effect of the valuation allowance.

                       CHROMAVISION MEDICAL SYSTEMS, INC.
                  (FORMERLY MICROVISION MEDICAL SYSTEMS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     In accordance with Internal Revenue Code Section 382, the annual utilization of net operating loss carryforwards and credits existing prior to a change in control in the Company may be limited.

(8) RELATED PARTY TRANSACTIONS

     Prior to April 1, 1996, personnel and other administrative services were provided by XL Vision and allocated to ChromaVision. Administrative service fees amounted to $740,000 and $260,000, respectively, during 1996 and 1997.

     As of December 31, 1996 and 1997, the Company owed XL Vision $380,439 and $5,969 respectively. In August 1997, approximately $500,000 of the net proceeds from the Company's public offering were used to reduce the inter-company payable to XL Vision.

     Effective December 31, 1997, amounts due to XL Vision are due within thirty days of receipt. The average outstanding balance due to XL Vision for the years ended December 31, 1996, and 1997 were $2,553,537 and $193,204 respectively. An analysis of amounts due to XL Vision is summarized as follows:

Amounts due to XL Vision at December 31, 1995...............  $ 4,726,635
  Allocation of costs and funding of working capital to the
     Company................................................    1,846,752
  Cash transferred to XL Vision.............................   (6,275,000)
  Transfers of inventory, at cost...........................       82,052
                                                              -----------
Amount due to XL Vision at December 31, 1996................      380,439
  Allocation of costs and funding of working capital to the
     Company................................................      169,261
  Cash transferred to XL Vision.............................     (543,731)
                                                              -----------
Amount due to XL Vision at December 31, 1997................  $     5,969
                                                              ===========

     Effective January 1997, the Company entered into an administrative service agreement which specifies a fee based upon a percentage of gross revenues. The fee is payable quarterly. The fee is payable to Safeguard and XL Vision based upon an aggregate of 1.5% (.75% each) of gross revenues subject to an annual limit of $300,000. The fee is payable upon achievement of positive cash flow from operations. The agreement extends through January 31, 2002 and continues thereafter unless terminated by either party. Per the initial stock purchase agreement, the Company paid Safeguard $50,000 for services in connection with the initial public offering.

     In February 1998, Safeguard purchased 962,740 shares of ChromaVision's common stock held by Centocor, Inc. The stock purchase represents approximately 5.6% of the Company's outstanding common stock shares.

(9) COMMITMENTS AND CONTINGENCIES

     Agreement with Centocor. The Company sold Centocor six ACISs in 1995 to facilitate its clinical trials for cancer applications. As Centocor received feedback from those trials the Company, which was continuing its research and development efforts, incorporated the feedback into its technology. In July 1996, both parties entered into an agreement stipulating their various rights to the reagents being tested for cancer and the ACIS technology. As an outcome of this agreement, the Company agreed to a put option by which Centocor would have the right to return the six instruments for $800,000 and the issuance of 770,192 shares of preferred stock at $1.00. As a result of this agreement, the Company recognized $770,192 of research and development expenses during 1996. During December 1996 negotiations commenced which prompted Centocor's waiver of its rights to return the six instruments and extinguished any commitment to repurchase these instruments. In

                       CHROMAVISION MEDICAL SYSTEMS, INC.
                  (FORMERLY MICROVISION MEDICAL SYSTEMS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

exchange for Centocor's waiver, the Company agreed to provide a specified number of hours of technical support and software development services through September 1997.

     Agreement with Sigma. The Company signed a three-year exclusive distribution and development agreement in October 1997 with Sigma Diagnostics, Inc., a subsidiary of Sigma Aldrich, to market the Company's proprietary pre-natal Down syndrome screening test, which uses the ChromaVision ACIS. The ChromaVision test is currently in clinical trials in the U.S. and Great Britain.

     Voluntary Employee Savings 401(k) Plan. The Company has a voluntary employee savings 401(k) plan which is available to all full time employees 21 years or older. The plan provides for a matching by the Company of the employee's contribution to the plan for 50% of the first 6% of the employee's annual compensation. The Company's matching contributions were approximately $36,000 for the year ended December 31, 1997 and $12,000 in 1996.

     Lease Commitment. The Company leases furniture and office space under operating leases expiring in February and April 2000. The Company has rental commitments under these agreements for 1998, 1999 and 2000 of $162,858, $167,912 and $28,118, respectively. Total rent expense related to these leases was approximately $139,000 for the year ended December 31, 1997.

     Litigation. On November 10, 1997 the Company commenced litigation against IDEA Research LLC in the federal district court in Santa Ana, California seeking a determination by the court that the Company's automated microscope systems do not infringe certain patent rights of IDEA Research. The Company is also seeking recovery of damages for interference with prospective business advantage in connection with certain claims of patent infringement and disparaging statements made by IDEA Research about the Company and its microscope systems.

     IDEA Research has responded by denying the material allegations in the Company's complaint and asserting in its counterclaim that the Company has infringed the IDEA Research patent, has violated certain copyright and trade secret rights of IDEA Research, has used the terminology "NAP Finder" in a way that is misleading, has engaged in acts of unfair competition and has breached an agreement with IDEA Research entered into in 1996 relating to a potential business relationship between the two companies. IDEA Research has also asserted claims against XL Vision, Inc.

     The Company believes that all of the claims by IDEA Research are without merit and intends to defend against them vigorously while pursuing its own claims against IDEA Research. The resolution of this matter is not expected to have a material impact on the Company.

(10) STOCK TRANSACTIONS

     On March 19, 1997, the Company authorized a five-for-four common stock split. As of December 31, 1996 preferred stock conversion factors, stock options outstanding and common shares outstanding have been adjusted to reflect retroactive effect of this stock split.

     In August 1997, the Company completed an initial public offering and sold 6,020,000 shares of common stock. The Company received net proceeds of approximately $28.4 million after deducting underwriting discounts and offering expenses. Approximately $5.5 million of the net proceeds were used for repayment of the bank line of credit indebtedness and reduction of an inter-company payable to XL Vision, Inc.

(11) SUBSEQUENT EVENT

     The Company is currently negotiating a new line of credit with its existing bank (Bank of America). The terms of the agreement provide a $5,000,000 secured line of credit at the bank's reference rate less .25%. The new line would be secured by a minimum of 110% of the market value of the borrowings with the Company's cash and investment accounts held by the bank.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS:

     The following persons were executive officers of the Company at March 13, 1998:

           NAME                AGE                            POSITION
           ----                ---                            --------
Douglas S. Harrington, M.D.    45     Chief Executive Officer and Director
Kenneth D. Bauer, Ph.D.        46     Vice President and Chief Science Officer
Kenneth S. Garber              44     Vice President of Sales and Business Development
Kevin C. O'Boyle               41     Vice President and Chief Financial Officer
Diethart Reichardt             55     Vice President, Global Product & Int'l Market
                                      Development
Michael G. Schneider           47     Vice President of Manufacturing and Service
Patricia Sisson                44     Vice President of Marketing and Strategic Planning

     Douglas S. Harrington, M.D. has been Chief Executive Officer since December 1996. From 1995 until he joined the Company in 1996, Dr. Harrington served as Chairman and President of Strategic Business Solutions, Inc., a privately held company specializing in commercialization of biotechnology, and as a Principal in Douglas S. Harrington and Associates, a strategic consulting firm. From 1992 to 1995, Dr. Harrington served as President of Nichols Institute, a publicly traded healthcare laboratory services provider, now part of Quest Diagnostics, Inc., a publicly traded laboratory services provider. Prior to 1992, Dr. Harrington held various management positions within Nichols Institute including Vice President of Operations and Medical Director. Dr. Harrington currently sits on the Boards, Advisory Boards, or Scientific Advisory Boards of ten healthcare and medical device companies, including as a director of Pacific Biometrics, Inc., a publicly traded company and is an Associate Professor of Clinical and Anatomic Pathology at the University of Nebraska Medical Center. Dr. Harrington has over 18 years experience in the commercialization of healthcare technology and has published over 80 peer-reviewed publications.

     Kenneth D. Bauer, Ph.D. has been Vice President and Chief Science Officer since August 1997. From 1992 until he joined the Company, Dr. Bauer was Senior Scientist in the Immunology Division and head of Cytometry for Genentech, a publicly traded biotechnology company. Prior to Genentech, Bauer was Associate Professor of Pathology at Northwestern University Medical School and Director of the Quantitative Cytology Laboratory at the Northwestern Memorial Hospital in Chicago, Illinois. He has authored more than 90 scientific publications, and served as Associate Editor of Cytometry for the Journal of the Society of Analytical Cytology for ten years. Dr. Bauer has been a member of the scientific advisory boards for several public companies and served on scientific review sections for the National Institute of Health, Department of Energy, and National Aeronautics and Space Administration. He is currently an Adjunct Professor of Pathology and Laboratory Medicine at the University of Pennsylvania School of Medicine and a subcommittee member of the National Committee for Clinical Laboratory Standards.

     Kenneth S. Garber has been Vice President of Marketing, Sales and Business Development of the Company since March 1996. From 1994 to 1996, Mr. Garber was Vice President and General Manager of the Imagelink Business Unit for Kodak Health Imaging Systems, Inc. In 1993, he was Assistant to the President of Kodak Health Imaging Systems and during 1992 was Director of Strategic Sales Development for Kodak Health Imaging Systems, Inc. From 1990 to 1991, Mr. Garber also was Director of Strategic Sales Development for Vortech Data, Inc. He previously held sales management and sales positions with Hughes Network Systems, Satellite Business Systems and Federal Data.

     Kevin C. O'Boyle has been Vice President and Chief Financial Officer of the Company since December 1996. From 1990 to 1994, Mr. O'Boyle was the Chief Financial Officer and from 1994 to 1996, he was

Sr. Vice President of Operations for Albert Fisher North America, a publicly traded international food processor and distributor. From 1984 to 1990, Mr. O'Boyle served as the Vice President and Controller of American Cablesystems, a publicly traded cable television firm. He previously held various accounting positions on the audit and tax staff with Pannell, Kerr & Forster, a public accounting firm.

     Diethart Reichardt has been Vice President of Global Product and International Business Development of the Company since January 1998. Previously, Mr. Reichardt spent more than twenty years with Allergan, Inc., a publicly traded provider of therapeutic eye care. Mr. Reichardt held various senior management positions including Corporate Vice President and head of the global optical, consumer and over-the-counter division.

     Michael G. Schneider has been Vice President of Manufacturing and Service since June 1996. From 1995 to May 1996, Mr. Schneider was Vice President of Manufacturing at Kodak Health Imaging Systems, Inc. From 1993 to 1995, Mr. Schneider was Director of Worldwide Service at Kodak's Customer Service Division. From 1990 to 1993, Mr. Schneider was Manager of Services Support at Kodak's Health Science Division. Mr. Schneider has twenty-four years of experience in manufacturing and service management.

     Patricia Sisson has been Vice President of Marketing of the Company since December 1997. From 1995 to 1997, Ms. Sisson was Vice President of Marketing at Quest Diagnostics, Inc., a commercial laboratory having more than a billion dollars in revenue. From 1986 to 1995, Ms. Sisson served as Vice President of Marketing at Nichols Institute and Vice President of Marketing and Sales for Nichols Institute Diagnostics, a reference laboratory. In addition, Ms. Sisson spent more than a decade with Beckman Instruments, Inc. in product and marketing management roles. Ms. Sisson is an ASCP Licensed Medical Technologist.

DIRECTORS

     The Company incorporates by reference the information contained under the caption "ELECTION OF DIRECTORS" in its definitive Proxy Statement relative to its June 3, 1998 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Act of 1934, as amended.

DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K

     The Company incorporates by reference the information contained under the caption "SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in its definitive Proxy Statement relative to its June 3, 1998 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

ITEM 11. EXECUTIVE COMPENSATION

     The Company incorporates by reference the information contained under the captions "Directors' Compensation," "Compensation Committee Interlocks and Insider Participation" and "EXECUTIVE COMPENSATION" in its definitive Proxy Statement relative to its June 3, 1998 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Company incorporates by reference the information contained under the caption "SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in its definitive Proxy Statement relative to its June 3, 1998 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company incorporates by reference the information contained under the captions "Compensation Committee Interlocks and Insider Participation," "Certain Relationships" and "Certain Transactions" in its definitive Proxy Statement relative to its June 3, 1998 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Financial Statements and Schedules

     The following financial statements and schedules listed below are included in this Form 10-K.

         Financial Statements (See Item 8)
         Report of Independent Accountants
         Balance Sheets as of December 31, 1996 and 1997
         Statements of Operations for the Years Ended December 31, 1995, 1996, and 1997
         Statements of Shareholders' Equity (Deficit) for the Years Ended December 31, 1995, 1996, and 1997
         Statements of Cash Flows for the Years Ended December 31, 1995, 1996, and 1997
         Notes to Consolidated Financial Statements

Financial Statement Schedules

     All information for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission is either included in the financial statement or is not required under the related instruction or are inapplicable, and therefore have been omitted.

  (b) Reports on Form 8-k

     No reports on Form 8-k were filed by the Company during the last quarter of fiscal year 1997.

  (c) Exhibits

     The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Form 10-k. Where so indicated by footnotes, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

                                 EXHIBIT INDEX

                                                                     SEQUENTIALLY
EXHIBIT                                                                NUMBERED
NUMBER                           DESCRIPTION                             PAGE
-------                          -----------                         ------------
 3.1       Certificate of Incorporation of the Company (as
           amended)**..............................................
 3.2       By-laws of the Company, as amended**....................
10.1       ChromaVision Medical Systems, Inc. 1996 Equity
           Compensation Plan**(c)..................................
10.2       Stock Option Grant Letter (Dr. Douglas S.
           Harrington)**(c)........................................
10.3       Stock Option Grant Letter (Kevin C. O'Boyle)**(c).......
10.4       Stock Option Grant Letter (Michael G. Schneider)**(c)...
10.5       Stock Option Grant Letter (Kenneth S. Garber)**(c)......
10.6       Employment Agreement between Dr. Douglas S. Harrington
           and the Company, as of December 30, 1996**(c)...........
10.7       Employment Agreement between Kenneth S. Garber and the
           Company, dated February 15, 1996**(c)...................
10.8       Employment Agreement between Kevin C. O'Boyle and the
           Company, dated November 27, 1996**(c)...................
10.9       Separation Agreement between Michael S. Shiff and the
           Company, dated December 27, 1996**(c)...................
10.10      Stock Purchase Agreement between the Company and the
           Series A Preferred Stockholders, dated as of June 6,
           1996**..................................................
10.11      Registration Rights Agreement between the Company and
           the Series A Preferred Stockholders, dated as of June 6,
           1996**..................................................
10.12      Stockholders' Agreement between the Company and the
           Series A Preferred Stockholders, dated as of June 6,
           1996**..................................................
10.13      Loan Agreement between the Company and the Barnett Bank,
           N.A., dated December 24, 1996**.........................
10.14      Unconditional and Unlimited Guaranty Agreement between
           Safeguard Scientifics, Inc. and Barnett Bank, N.A.,
           dated December 24, 1996**...............................
10.15      Promissory Note by the Company to Barnett Bank, N.A.,
           dated December 24, 1996**...............................
10.16      Tax Indemnity Agreement between the Company and Barnett
           Bank, N.A., dated December 24, 1996**...................
10.17      Administrative Services Agreement among the Company, XL
           Vision, Inc. and Safeguard Scientifics, Inc. dated as of
           March 31, 1997**........................................
10.18      Direct Charge Administrative Services Agreement between
           the Company and XL Vision, Inc., dated as of March 31,
           1997**..................................................
10.20      Subscription Agreement between the Company and Safeguard
           Scientifics, Inc., dated as of December 31, 1996**......
10.21      Contribution Agreement between the Company and XL
           Vision, Inc., dated as of May 13, 1996**................
10.22      Collaboration Agreement between the Company, XL Vision,
           Inc. and Centocor, Inc., as amended, as of February 25,
           1997**..................................................

                                                                     SEQUENTIALLY
EXHIBIT                                                                NUMBERED
NUMBER                           DESCRIPTION                             PAGE
-------                          -----------                         ------------
10.23      Lease Agreement between Blue Family Trust, Lingo Family
           Trust and the Company, dated January 13, 1997**.........
10.24      Distribution Agreement between ChromaVision Medical
           Systems, Inc. and Sigma Diagnostics, Inc. dated October
           22, 1997***.............................................
10.25      UR-NAP Application Development Agreement and Right of
           First Refusal of New Applications between the Company
           and Sigma Diagnostics, Inc. dated October 22, 1997***...
11.1       Statement Regarding Computation of Earnings Per
           Share*..................................................
21.1       Subsidiaries of the Registrant**........................
27.1       Financial Data Schedule*................................

---------------
  * Filed herewith.

 ** Filed on April 30, 1997 as an exhibit to the Company's Registration
    Statement on Form S-1 (No. 333-26129) and incorporated by reference.

*** Previously filed as an exhibit to the Company's Form 10-Q on November 14, 1997 and incorporated by reference.

    (c)  These exhibits relate to compensatory plans or arrangements.

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Juan Capistrano, California on March 31, 1998.

                                          CHROMAVISION MEDICAL SYSTEMS, INC.

                                          By:   /s/ DOUGLAS S. HARRINGTON

                                            ------------------------------------
                                            Douglas S. Harrington
                                            Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on
March      , 1998.

                 SIGNATURES                                          TITLE(S)
                 ----------                                          --------

         /s/ DOUGLAS S. HARRINGTON                     Chief Executive Officer and Director
--------------------------------------------              (Principal Executive Officer)
           Douglas S. Harrington

             /s/ KEVIN O'BOYLE                      Vice President and Chief Financial Officer
--------------------------------------------       (Principal Financial and Accounting Officer)
               Kevin O'Boyle

             /s/ JOHN S. SCOTT                          Chairman of the Board of Directors
--------------------------------------------
               John S. Scott

           /s/ CHRISTOPHER MOLLER                                    Director
--------------------------------------------
             Christopher Moller

             /s/ RICHARD MORGAN                                      Director
--------------------------------------------
               Richard Morgan

            /s/ CHARLES A. ROOT                                      Director
--------------------------------------------
              Charles A. Root