Form 10-K405/A
period 1997-12-31
CHROMAVISION MEDICAL SYSTEMS INC
filed 1998-05-05
CIK 1038223

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                   FORM 10-K/A

MARK ONE

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM           TO

                          COMMISSION FILE NUMBER 0-1000

                       CHROMAVISION MEDICAL SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                75-2649072
(STATE OR OTHER JURISDICTION OF INCORPORATION OR           (IRS EMPLOYER
                 ORGANIZATION)                         IDENTIFICATION NUMBER)

            33171 PASEO CERVEZA
          SAN JUAN CAPISTRANO, CA                              92675
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

    Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

    Based on the closing sales price of March 24, 1998 the aggregate market value of the voting stock held by nonaffiliates of the registrant was $95,614,163.

    The number of shares outstanding of the registrant's Common Stock, $.01 par value was 17,193,629 at March 24, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

   LOCATION IN FORM 10-K/A                         INCORPORATED DOCUMENT
   -----------------------                         ---------------------
Part III: Items 10, 11, 12 and 13       Proxy Statement for 1998 Annual Meeting of Shareholders

                                TABLE OF CONTENTS


                                                                                            PAGE NUMBER
                                                                                            -----------
                                            PART I
Item 1.     Business.....................................................................        1
Item 2.     Properties...................................................................       14
Item 3.     Legal Proceedings............................................................       14
Item 4.     Submission of Matters to a Vote of Security Holders..........................       14

                                            PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters........       15
Item 6.     Selected Financial Data......................................................       16
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of
            Operations...................................................................       16
Item 7a.    Quantitative and Qualitative Disclosures About Market Risk...................       19
Item 8.     Financial Statements and Supplementary Data..................................       20
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure...................................................................       35

                                           PART III
tem 10.     Directors and Executive Officers of the Registrant...........................       35
tem 11.     Executive Compensation.......................................................       36
tem 12.     Security Ownership of Certain Beneficial Owners and Management...............       36
tem 13.     Certain Relationships and Related Transactions...............................       37

                                            PART IV
tem 14.     Exhibits, Financial Statement Schedules, and Reports of Form 8-K.............       37
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

    Cancer, Infectious Disease and Genetically Based Abnormalities Applications. ChromaVision intends to pursue applications for the ChromaVision ACIS technology in the diagnosis of breast, prostate, lung, colorectal and other cancers, as well as infectious agents, genetically-based abnormalities and other diseases. Because the underlying technology used in the ChromaVision ACIS is based on color detection, the ChromaVision ACIS offers significant flexibility to aid in the diagnosis and treatment of multiple diseases. Furthermore, the Company believes that the ChromaVision ACIS may be effectively used in the identification of abnormal cells or cells with specific characteristics within a wide variety of sample types including blood, sputum, bone marrow, tissue and fine needle aspirates. The Company will continue to devote significant time and resources developing certain of these applications, including those related to the evaluation of cancer pervasiveness and avoidance of unnecessary invasive procedures. In addition, the Company also intends to examine market opportunities for an enhanced ChromaVision ACIS architecture with "front-end" slide preparation handling components and "back-end" information system interfaces. See "Business -- Other Potential Applications."

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

    The Company's common stock trades on the Nasdaq National Market under the symbol "CVSN". The table below sets forth the high and low sales prices of the common stock:

                                              HIGH       LOW
                                              ----       ---
July 2, 1997(1)-- September 30, 1997......   13 1/2    8 3/4
October 1, 1997-- December 31, 1997.......   11 1/2    6 11/16

----------

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

                                                                                      PERIOD FROM
                                                                        PERIOD FROM     MARCH 28,                   PERIOD FROM
                                                                         JANUARY 1,       1996                     APRIL 1, 1993
                                                                            1996     (INCORPORATION)               (INCEPTION)
                                            YEARS ENDED                   THROUGH       THROUGH       YEAR ENDED     THROUGH
                                            DECEMBER 31,                  MARCH 27,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                  1993          1994          1995          1996          1996          1997           1997
                               ---------    -----------   -----------    ----------    ----------    -----------   ------------
STATEMENT OF OPERATIONS DATA
Revenues(1).................   $     -0-    $   296,886   $   900,000    $      -0-   $       -0-    $    43,500   $  1,240,386
  Selling, general and
    administrative expenses.      304,951       787,167     1,040,070        221,476  $  2,648,694     3,185,583      8,187,941
  Research and development
    expenses(2).............      549,156       858,389     1,513,014        230,681     1,747,923     3,565,331      8,464,494
Net (loss)(3)(4)............   $ (854,107)  $(1,581,306)  $(1,963,187)   $  (377,157) $ (4,030,263)  $(6,343,927)  $(15,149,947)
Net loss subsequent to
  incorporation.............                                                          $ (4,030,263)  $(6,343,927)
Basic and diluted net profit
  (loss) per common share
  subsequent to
  incorporation(3)(4).......                                                           $  (0.37)     $  (0.47)
                                                                                       ===========   ===========


                                                                 AS OF DECEMBER 31,
                                         -------------------------------------------------------------------
                                            1993         1994          1995           1996           1997
                                         ---------   -----------   -----------    -----------   ------------
           BALANCE SHEET DATA:
           Cash and cash equivalents...  $     -0-   $       -0-   $       -0-    $   124,092   $ 12,926,398
           Total assets(5).............      60,000    1,066,328       345,664        880,430     22,249,016
           Total liabilities(6)........     914,107    3,501,741     4,744,264      2,535,937        878,720
           Accumulated deficit.........    (854,107)  (2,435,413)   (4,398,600)    (8,806,020)   (15,149,947)
           Total stockholders' equity
             (deficit).................    (854,107)  (2,435,413)   (4,398,600)    (1,655,507)    21,370,296


----------

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

(4) Prior to Incorporation on March 28, 1996, the Company operated as a division of XL Vision, Inc. See Note 1 to the Notes to Financial Statements appearing elsewhere in the Form 10-K/A.

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

    In October 1997, the Company signed a three-year exclusive distribution and development agreement with Sigma Diagnostics, Inc., a subsidiary of Sigma Aldrich, to market the Company's proprietary prenatal Down syndrome screening test, which uses the ChromaVision ACIS. The ChromaVision test is currently in clinical trials in the U.S. and Great Britain.

RESULTS OF OPERATIONS

    Overview. During 1996, the Company was operated as a business division of XL Vision until March 28, 1996. After its incorporation on March 28, 1996, the Company operated as a subsidiary of XL Vision. While the financial statements segregate the results of operations between periods prior to and after the Company's incorporation, for comparison purposes below, the results have been combined for all of 1996 in order to facilitate comparisons of results for 1997, 1996 and 1995.

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

    In August and September of 1997, approximately $5.5 million of net proceeds from the initial public offering were used for repayment of the bank line of credit indebtedness and reduction of an inter-company payable to XL Vision, Inc. The bank line of credit expired January 31, 1998. At December 31, 1997, the Company had approximately $20.3 million of cash and cash equivalents, note receivables and investments and working capital of approximately $18.7 million.

    Capital expenditures for the year ended December 31, 1996 were $472,426 and related primarily to the manufacture of the ChromaVision ACISs used in research and development. Capital expenditures for the year ended December 31, 1997 were $1,169,397 and related primarily to investments in the Company's research and development capabilities such as an on-site medical laboratory, the manufacture of additional ChromaVision ACISs used in further development and personal computers for employees. Capital expenditures are expected to be approximately $1 million in 1998, and are expected to be primarily related to the manufacture of the ChromaVision ACIS for clinical trial purposes. The expenditures will be funded by current cash reserves. An additional $2 million is expected to be incurred due to the manufacture of the ChromaVision ACIS as a "fee-per-use" system placed for commercial application. The Company's business plan anticipates placing these instruments with users at no charge and charging a "per click" fee for each use of the instrument. The manufacture of these instruments will require a significant outlay of cash for which revenues will not be recognized until future periods. As a result, the Company is currently negotiating to arrange third-party financing for these instruments.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       CHROMAVISION MEDICAL SYSTEMS, INC.
                  (FORMERLY MICROVISION MEDICAL SYSTEMS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report...................................................................................    21
Balance Sheets as of December 31, 1996 and 1997................................................................    22
Statements of Operations for the year ended December 31, 1995, the period from January 1, 1996 through March
   27, 1996, the period from March 28, 1996 (incorporation) through December 31, 1996, the year ended December
   31, 1997 and the period from April 1, 1993 (inception) through December 31, 1997............................    23
Statements of Stockholders' Equity (Deficit) at December 31, 1995, 1996 and 1997...............................    24
Statements of Cash Flows for the year ended December 31, 1995, the period from January 1, 1996 through March
   27, 1996, the period from March 28, 1996 (incorporation) through December 31, 1996, the year ended December
   31, 1997 and the period from April 1, 1993 (inception) through December 31, 1997............................    25
Notes to Financial Statements..................................................................................    26

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of ChromaVision Medical Systems, Inc.
(formerly MicroVision Medical Systems, Inc.):

    We have audited the accompanying balance sheet of ChromaVision Medical Systems, Inc. (a development stage enterprise) as of December 31, 1996 and 1997 and the related statements of operations, stockholders' equity (deficit) and cash flows of ChromaVision Medical Systems (a development stage enterprise), a division of XL Vision, Inc., for the year ended December 31, 1995 and the period from January 1, 1996 through March 27, 1996, and ChromaVision Medical Systems, Inc. (a development stage enterprise) for the period from March 28, 1996 (incorporation) through December 31, 1996, and for the year ended December 31, 1997 and for the cumulative development stage from April 1, 1993 (inception) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ChromaVision Medical Systems, Inc. (a development stage enterprise) as of December 31, 1996 and 1997 and the results of operations and cash flows of ChromaVision Medical Systems (a development stage enterprise), a division of XL Vision, Inc., for the year ended December 31, 1995 and the period from January 1, 1996 through March 27, 1996, and ChromaVision Medical Systems, Inc. (a development stage enterprise) for the period from March 28, 1996 (incorporation) through December 31, 1996 and for the year ended December 31, 1997 and for the cumulative development stage from April 1, 1993 (inception) through December 31, 1997, in conformity with generally accepted accounting principles.

                                                      KPMG PEAT MARWICK LLP
Orange County, California
February 3, 1998

                       CHROMAVISION MEDICAL SYSTEMS, INC.
                  (FORMERLY MICROVISION MEDICAL SYSTEMS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEETS



                                                                               DECEMBER 31,
                                                                    -------------------------------
                                     ASSETS                              1996              1997
                                                                    ------------       ------------
Current assets:
  Cash and cash equivalents ..................................      $    124,092       $ 12,926,398
  Short-term investments .....................................                --          1,344,534
  Note receivable - affiliate ................................                --          5,000,000
  Prepaid expenses and other .................................            28,227            128,105
  Capitalized offering costs .................................           144,760                 --
  Interest receivable ........................................                --            135,317
                                                                    ------------       ------------
          Total current assets ...............................           297,079         19,534,354
Long-term investments ........................................                --          1,061,544
Deposits .....................................................                --             55,791
Property and equipment, net ..................................           583,351          1,597,327
                                                                    ------------       ------------
          Total assets .......................................      $    880,430       $ 22,249,016
                                                                    ============       ============
                        LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
  Due to XL Vision, Inc. .....................................      $    380,439       $      5,969
  Accounts payable ...........................................           127,808            310,161
  Accrued liabilities:
     Salaries and benefits ...................................            89,066            219,730
     Severance costs .........................................           912,050                 --
     Warranty costs ..........................................            60,000                 --
     Offering costs ..........................................           105,000                 --
     Other ...................................................            55,565            342,860
                                                                    ------------       ------------
          Total current liabilities ..........................         1,729,928            878,720
  Revolving line of credit ...................................           806,009                 --
                                                                    ------------       ------------
          Total liabilities ..................................         2,535,937            878,720
                                                                    ------------       ------------
Commitments and contingencies
Stockholders' equity (deficit):
  Series A convertible preferred stock, $.01 par value,
     authorized 7,246,000 shares, issued and outstanding
     7,135,064 shares in 1996 and none in 1997 ...............            71,351                 --
  Series B convertible preferred stock, $.01 par value,
     authorized 221,850 shares, none issued and outstanding in
     1996 and 1997 ...........................................                --                 --
  Common stock $.01 par value, authorized 50,000,000 shares, issued and outstanding 1,931,250 shares in 1996 and
     17,173,629 in 1997 ......................................            19,313            171,736
  Additional paid-in capital .................................         7,059,849         36,348,507
  Deficit accumulated during the development stage ...........        (8,806,020)       (15,149,947)
                                                                    ------------       ------------
          Total stockholders' (deficit) equity ...............        (1,655,507)        21,370,296
                                                                    ------------       ------------
Total liabilities and stockholders' (deficit) equity .........      $    880,430       $ 22,249,016
                                                                    ============       ============


                 See accompanying notes to financial statements.

                       CHROMAVISION MEDICAL SYSTEMS, INC.
                  (FORMERLY MICROVISION MEDICAL SYSTEMS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS


                                                                     PERIOD FROM                    PERIOD FROM
                                                    PERIOD FROM       MARCH 28,                      APRIL 1,
                                                     JANUARY 1,         1996                           1993
                                    FOR THE YEAR        1996       (INCORPORATION) FOR THE YEAR     (INCEPTION)
                                        ENDED         THROUGH          THROUGH        ENDED           THROUGH
                                     DECEMBER 31,    MARCH 27,      DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
                                         1995            1996            1996          1997            1997
                                      ----------     -----------     -----------    -----------    ------------
Revenue...........................   $   900,000     $        --    $         --   $     43,500   $   1,240,386
Cost of revenue...................       310,103              --              --             --         542,739
                                     -----------     -----------    ------------   ------------   -------------
          Gross profit............       589,897              --              --         43,500         697,647
                                     -----------     -----------    ------------   ------------   -------------
Operating expenses:
  Selling, general and
     administrative...............     1,040,070         221,476       2,648,694      3,185,583       8,187,941
  Research and development........     1,513,014         230,681       1,747,923      3,565,331       8,464,494
                                     -----------     -----------    ------------   ------------   -------------
          Total operating expenses     2,553,084         452,157       4,396,617      6,750,914      16,652,435
                                     -----------     -----------    ------------   ------------   -------------
          Loss from operations....    (1,963,187)       (452,157)     (4,396,617)    (6,707,414)    (15,954,788)
                                     -----------     -----------    ------------   ------------   -------------
Other income (expense):
  Interest income.................            --              --          17,829        528,266         546,095
  Interest (expense)..............            --              --              --       (164,779)       (164,779)
  Other income....................            --          75,000         348,525             --         423,525
                                     -----------     -----------    ------------   ------------   -------------
          Total other income
            (expense).............            --          75,000         366,354        363,487         804,841
                                     -----------     -----------    ------------   ------------   -------------
          Loss before income taxes    (1,963,187)       (377,157)     (4,030,263)    (6,343,927)    (15,149,947)
                                     -----------     -----------    ------------   ------------   -------------
Income taxes......................            --              --              --             --              --
                                     -----------     -----------    ------------   ------------   -------------
Net loss..........................   $(1,963,187)    $  (377,157)   $ (4,030,263)  $ (6,343,927)  $ (15,149,947)
                                     ===========     ===========    ============   ============   =============
Net loss subsequent to
  incorporation...................                                  $ (4,030,263)  $ (6,343,927)  $ (10,374,190)
                                                                    ============   ============   =============
Basic and diluted net loss per
  common share....................                                  $       (.37)  $       (.47)
                                                                    ============   ============
Weighted average number of common
  shares outstanding..............                                    10,850,080     13,455,529
                                                                    ============   ============


                 See accompanying notes to financial statements.

                       CHROMAVISION MEDICAL SYSTEMS, INC.
                   (FORMERLY MICROVISION MEDICAL SYSTEMS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)




                                                   PREFERRED STOCK
                         --------------------------------------------------------------------
                                     SERIES A                              SERIES B
                         ----------------------------            ----------------------------
                             SHARES           AMOUNT                SHARES          AMOUNT
                         -----------       ----------            ---------       ------------
Balances at
  December 31,
  1994 ...........                --       $         --                 --       $         --
Net loss .........                --                 --                 --                 --
                         -----------       -------------         ---------       ------------
Balances at
  December 31,
  1995 ...........                --                 --                 --                 --
Net loss .........                --                 --                 --                 --
                         -----------       -------------         ---------       ------------
Balances at March
27, 1996 .........                --                 --                 --                 --
Net loss .........                --                 --                 --                 --
Issuance of common
  stock on March
  28, 1996
 (Incorporation) .                --                 --                 --                 --
Sale of preferred
  stock ..........         6,364,872             63,649                 --                 --
Issuance of
  preferred stock
  for release of
  rights and
  claims .........           770,192              7,702                 --                 --
Five-for-four
  common stock
  split ..........                --                 --                 --                 --
                         -----------       -------------         ---------       ------------
Balances at
  December 31,
  1996 ...........         7,135,064             71,351                 --                 --
Sale of preferred
  stock ..........                --                 --            221,850              2,219
Conversion of
  preferred
  stock ..........        (7,135,064)           (71,351)          (221,850)            (2,219)
Sale of common
  stock ..........                --                 --                 --                 --
Exercise of stock
  options ........                --                 --                 --                 --
Offering costs ...                --                 --                 --                 --
Net loss .........                --                 --                 --                 --
Balances at
  December 31,
  1997 ...........                --       $         --                 --       $         --
                         ===========       ============          =========       ============


                                                                                 DEFICIT
                                                                               ACCUMULATED
                                  COMMON STOCK               ADDITIONAL         DURING THE
                          ----------------------------        PAID-IN          DEVELOPMENT
                            SHARES           AMOUNT           CAPITAL             STAGE               TOTAL
                          ----------      ------------      ------------       ------------       ------------
Balances at
  December 31,
  1994 ...........                --      $         --                --       $ (2,435,413)      $ (2,435,413)
Net loss .........                --                --                --         (1,963,187)        (1,963,187)
                          ----------      ------------      ------------       ------------       ------------
Balances at
  December 31,
  1995 ...........                --                --                --         (4,398,600)        (4,398,600)
Net loss .........                --                --                --           (377,157)          (377,157)
                          ----------      ------------      ------------       ------------       ------------
Balances at March
27, 1996 .........                --                --                --         (4,775,757)        (4,775,757)
Net loss .........                --                --                --         (4,030,263)        (4,030,263)
Issuance of common
  stock on March
  28, 1996
 (Incorporation) .         1,545,000            15,450                --                 --             15,450
Sale of preferred
  stock ..........                --                --         6,301,222                 --          6,364,871
Issuance of
  preferred stock
  for release of
  rights and
  claims .........                --                --           762,490                 --            770,192
Five-for-four
  common stock
  split ..........           386,250             3,863            (3,863)                --                 --
                          ----------      ------------      ------------       ------------       ------------
Balances at
  December 31,
  1996 ...........         1,931,250            19,313         7,059,849         (8,806,020)        (1,655,507)
Sale of preferred
  stock ..........                --                --           996,106                 --            998,325
Conversion of
  preferred
  stock ..........         9,196,129            91,961           (18,391)                --                 --
Sale of common
  stock ..........         6,020,000            60,200        30,039,800                 --         30,100,000
Exercise of stock
  options ........            26,250               262            20,738                 --             21,000
Offering costs ...                --                --        (1,749,595)                --         (1,749,595)
Net loss .........                --                --                --         (6,343,927)        (6,343,927)
                          ----------      ------------      ------------       ------------       ------------
Balances at
  December 31,
  1997 ...........        17,173,629      $    171,736      $ 36,348,507       $(15,149,947)      $ 21,370,296
                          ==========      ============      ============       ============       ============


                 See accompanying notes to financial statements.

                       CHROMAVISION MEDICAL SYSTEMS, INC.
                  (FORMERLY MICROVISION MEDICAL SYSTEMS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS


                                                                            PERIOD FROM                    PERIOD FROM
                                                             PERIOD FROM     MARCH 28,                        APRIL 1,
                                                              JANUARY 1,       1996                            1993
                                            FOR THE YEAR       1996       (INCORPORATION)  FOR THE YEAR     (INCEPTION)
                                               ENDED          THROUGH         THROUGH          ENDED          THROUGH
                                            DECEMBER 31,     MARCH 27,      DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                               1995            1996            1996             1997            1997
                                            ------------    ------------    ------------    ------------    ------------
Cash flows from development
stage activities:
Net loss ................................   $ (1,963,187)   $   (377,157)   $ (4,030,263)   $ (6,343,927)   $(15,149,947)
Adjustments to reconcile net loss
  to net cash used in operating activities:
     Depreciation and amortization ......         54,417           6,080          28,659         155,421         271,736
     Preferred stock issued for
      services ..........................             --              --         770,192              --         770,192
     Write-off of note receivable .......         40,000              --              --              --          40,000
  Changes in operating assets and
     liabilities:
     Accounts receivable ................       (100,000)        200,000              --              --              --
     Prepaid expenses and other .........             --              --         (28,227)        (99,878)       (128,105)
     Deposits ...........................             --              --              --         (55,791)        (55,791)
     Interest receivable ................             --              --              --        (135,317)       (135,317)
     Accounts payable ...................          8,317              --         119,025         182,353         310,161
     Accrued liabilities ................          5,080          21,514       1,191,321        (659,091)        562,590
                                            ------------    ------------    ------------    ------------    ------------
          Net cash used in operating
            activities ..................     (1,955,373)       (149,563)     (1,949,293)     (6,956,230)    (13,514,481)
                                            ------------    ------------    ------------    ------------    ------------
Cash flows from investing
activities:
Note receivable - affiliate .............             --              --              --      (5,000,000)     (5,825,000)
Collections on notes receivable .........        785,000              --              --              --         785,000
Purchases of investments ................             --              --              --      (2,406,078)     (2,406,078)
Purchases of property and equipment .....        (58,753)         (2,236)       (470,190)     (1,169,397)     (1,869,063)
                                            ------------    ------------    ------------    ------------    ------------
          Net cash provided by (used in)
            investing activities ........        726,247          (2,236)       (470,190)     (8,575,475)     (9,315,141)
                                            ------------    ------------    ------------    ------------    ------------
Cash flows from financing activities:
Due to (from) XL Vision, Inc. ...........      1,229,126         151,799      (4,497,995)       (374,470)          5,969
Proceeds from exercise of stock
options .................................             --              --              --          21,000          21,000
Sale of common stock ....................             --              --          15,450      30,100,000      30,115,450
Borrowing (repayments) under
revolving line of credit ................             --              --         806,009        (806,009)             --
Sale of preferred stock .................             --              --       6,364,871         998,325       7,363,196
Offering costs ..........................             --              --        (144,760)     (1,604,835)     (1,749,595)
                                            ------------    ------------    ------------    ------------    ------------
          Net cash provided by financing
            activities ..................      1,229,126         151,799       2,543,575      28,334,011      35,756,020
                                            ------------    ------------    ------------    ------------    ------------
          Net increase (decrease) in cash
            and cash equivalents ........             --              --         124,092      12,802,306      12,926,398
Cash and cash equivalents beginning
of period ...............................             --              --              --         124,092              --
                                            ------------    ------------    ------------    ------------    ------------
Cash and cash equivalents end of
period ..................................   $         --    $         --    $    124,092    $ 12,926,398    $ 12,926,398
                                            ============    ============    ============    ============    ============
Supplemental disclosure of cash flow
  information:
Cash paid for interest ..................                   $         --    $    124,092    $    156,902    $    156,902
                                                            ============    ============    ============    ============


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

    Short-term investments have various maturity dates which do not exceed one year. Long-term investments have various maturity dates ranging from one year to sixteen months.

    Cash equivalents and fixed income securities are comprised of investment grade corporate bonds, and no single investment exceeds 5% of the combined total of cash and cash equivalents, investments and notes receivable. The Company's cash and cash equivalents are held by its principal bank.

    The Company has not experienced any significant losses on cash, cash equivalents, or investments. The Company believes it is not exposed to any significant credit risk on cash, cash equivalents or investments.

    The cost and estimated fair value of the investment in marketable securities as of December 31, 1997 are as follows:


                                                     GROSS           FAIR
                                       COST     UNREALIZED LOSS      VALUE
                                       ----     ---------------      -----
Cash and cash equivalents.......   $ 12,926,398      $    --     $12,926,398
Fixed income securities:
  Short-term....................      1,344,534       (1,635)      1,342,899
  Long-term.....................      1,061,544       (1,775)      1,059,769
                                   ------------      -------     -----------
          Total.................   $ 15,332,476      $(3,410)    $15,329,066
                                   ============      =======     ===========

(e) Depreciation and Amortization

    Property and equipment are depreciated and amortized on the straight-line basis over the following estimated useful lives:

Office, Computer and Laboratory Equipment....   3 to 5 years
Automated Cellular Imaging Systems (ACIS)....   3 years
Furniture and Fixtures.......................   5 years
Leasehold Improvements.......................   Life of lease


        Expenditures for maintenance, repairs and minor improvements are charged to expense as incurred. Major improvements and additions are capitalized. ChromaVision ACISs begin depreciation upon completion at which time depreciation related to ACISs placed for research and development or placed for commercial use are expensed in research and development or cost of sales, respectively. When property is sold or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in other expense.

        The following is a summary of property and equipment:


                                                      DECEMBER 31,
                                                  -----------------------
                                                     1996         1997
                                                  ----------   ----------
Office, computer and laboratory equipment .....       86,281      608,285
Automated Cellular Imaging Systems (ACIS) .....      388,990      506,418
ACIS in progress ..............................      113,521      486,727
Furniture and fixtures ........................        5,874       12,641
Leasehold improvements ........................          -0-      134,339
                                                  ----------   ----------
                                                     594,666    1,748,410
Less: accumulated depreciation and amortization       11,315      151,083
                                                  ----------   ----------
Property and equipment, net ...................   $  583,351   $1,597,327
                                                  ==========   ==========

(f) Income Taxes

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

(g) Stock-Based Compensation

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

(h) Net Loss Per Share

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

(i) Use of Estimates

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

(j) Financial Instruments

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

    In August 1997, the Company advanced $5,000,000 to Safeguard Scientifics, Inc. ("Safeguard") which is a principal stockholder of the Company pursuant to the terms of a revolving note agreement. The terms of the agreement call for a payment on demand with interest payable monthly at Safeguard's effective rate of borrowing less .75% (6.31% at December 31, 1997). Interest income earned during 1997 amounted to approximately $75,000, and of this amount, approximately $24,000 was due at December 31, 1997. Management intends to collect on this note in the next twelve months.

(4) LINE OF CREDIT

    The Company had an unsecured line of credit with a bank under which it may borrow up to $5,000,000 at the LIBOR plus 2.1% (7.82% at December 31, 1997) which expired January 31, 1998. The Company's line of credit was guaranteed by Safeguard Scientifics, Inc., a principal stockholder of the Company.

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

    Option activity is summarized as follows:


                                                             1997                                        1996
                                                  ----------------------------------       -----------------------------------
                                                                         WEIGHTED                                   WEIGHTED
                                                                         AVERAGE                                    AVERAGE
                                                  SHARES              EXERCISE PRICE        SHARES               EXERCISE PRICE
                                                  ---------           --------------       ---------             --------------
Outstanding at beginning of
year .........................................    1,370,438           $         1.91       $        --           $          --
Options granted ..............................      479,950                     6.19         2,185,001                     1.50
Options exercised ............................      (26,250)                     .80          (537,251)                     .80
Options canceled .............................       (5,625)                    5.00          (277,312)                     .80
                                                  ---------                                -----------
Outstanding at end of year ...................    1,818,513           $         3.04         1,370,438           $         1.91
                                                  =========                                ===========
Options exercisable at
year-end .....................................      733,206                                    267,767
Shares available for future
grant ........................................       86,300                                    560,625


    The following summarizes information about the Company's stock options outstanding at December 31, 1997:


                                OPTIONS OUTSTANDING
                   ---------------------------------------------         OPTIONS EXERCISABLE
                                   WEIGHTED AVG.                  ------------------------------
                     NUMBER          REMAINING     WEIGHTED AVG.      NUMBER       WEIGHTED AVG.
    RANGE OF       OUTSTANDING   CONTRACTUAL LIFE    EXERCISE     EXERCISABLE AT     EXERCISE
 EXERCISE PRICES   AT 12/31/97      (IN YEARS)         PRICE         12/31/97          PRICE
-----------------  -----------   ----------------  -------------  --------------   -------------
       at $   .80     394,813          5.5             $  .80         273,634        $  .80
$2.40  -  $  2.40   1,118,125          8.0               2.40         456,822          2.40
$5.00  -  $ 11.88     305,575          9.6               8.30           2,750          5.00
                    ---------                                         -------
$ .80  -  $ 11.88   1,818,513          7.7             $ 3.04         733,206        $ 1.81
                    =========                                         =======

    The Company applies APB 25 and related interpretations in accounting for stock option plans. Had compensation cost been recognized consistent with SFAS 123, the Company's consolidated net income and earnings per share would have been reduced to the pro forma amounts indicated below (1996 net loss is subsequent incorporation):


                                             1997           1996
                                         -----------    -----------
Consolidated net loss    As reported.... $(6,343,927)   $(4,030,263)
                         Pro forma...... $(6,679,851)   $(4,312,126)
Loss per share -- Basic and
  Diluted                As reported.... $      (.47)   $      (.37)
                         Pro forma...... $      (.50)   $      (.40)


    The per share weighted-average fair value of stock options issued by the Company during 1997 and 1996 was $3.35 and $.51, respectively, on the date of grant.

    The following assumptions were used by the Company to determine the fair value of stock options granted using the Black Schoels option-pricing model:


                                  1997                         1996
                                ----------                  -----------
Dividend yield ............           0.0%                        0.0%
Expected volatility .......          55.0%                        0.0%
Average expected option ...        5 years                  6.75 years
life
Risk-free interest rate ...     5.9 - 6.8%                        6.4%


    1997 assumptions reflect factors which changed with the Company's initial public offering in 1997.

(7) INCOME TAXES

    Prior to March 28, 1996 (incorporation), the Company operated as a division of XL Vision, Inc., and, as such, was not subject to income taxes. Accordingly, no income tax disclosures are presented for periods prior to 1996. Net operating losses generated prior to March 28, 1996 were included in XL Vision's tax returns. There are no net operating loss-related deferred tax assets from this period reflected on the balance sheet. Had the Company recorded a tax provision prior to March 28, 1996 on a separate return basis, any deferred tax asset resulting from net operating loss carryforwards would have been completely offset by valuation allowances.

    As of December 31, 1997, the Company has net operating loss carryforwards for federal income tax purposes of approximately $10,800,000 which are available to offset future federal taxable income, if any, through 2012. A state net operating loss carryforward of $6,600,000 is available to offset future state taxable income, if any, through 2005.

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

    The following table summarizes the tax effects of temporary differences which give rise to significant portions of the deferred tax assets and liability at December 31:


                                                          1997           1996
                                                      -----------    -----------
Deferred tax assets:
  Net operating loss carryforward .................   $ 4,081,519    $ 1,185,019
  Intangible asset, net of amortization ...........     1,678,997      1,701,363
  Accrued liabilities and other deferred tax assets       108,654         40,883
                                                      -----------    -----------
          Deferred tax assets .....................     5,869,170      2,927,265
Deferred tax liability:
  Depreciation ....................................       (28,791)        (1,859)
                                                      -----------    -----------
          Total ...................................     5,840,379      2,925,406
Less valuation allowance for deferred tax assets ..    (5,840,379)    (2,925,406)
                                                      -----------    -----------
          Deferred tax assets (liability), net ....         $ -0-          $ -0-
                                                      ===========    ===========

    The valuation allowance increased by $2,914,973 for the year ended December 31, 1997.

    Actual income tax expense differs from amounts computed by applying the U.S. federal income tax rate of 34% to pretax income as a result of the following:


                                       1997
                                    -----------
Computed expected tax benefit ...   $(2,156,935)
State income taxes net of federal
benefit .........................      (496,552)
Change in valuation allowance ...     2,914,973
Other ...........................      (261,486)
                                    -----------
          Actual tax expense ....         $ -0-
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

(8) RELATED PARTY TRANSACTIONS

    XL Vision provided certain personnel and administrative services to the Company through June 1997. Related charges were either allocated to the Company or charged under an administrative services agreement. Allocations consisted of all direct costs and certain indirect costs based upon the proportional value of all expenses incurred by XL Vision. Management of the Company believes the allocated costs reasonably reflect the costs of the operations of the Company as if it were on a stand-alone basis. Administrative service fees allocated or charged amounted to $740,000 and $260,000 respectively during 1996 and 1997.

    Effective January 1997, the Company entered into an additional administrative service agreement which specifies a fee based upon a percentage of gross revenues. The fee is payable quarterly. The fee is payable to Safeguard and XL Vision based upon an aggregate of 1.5% (.75% each) of gross revenues subject to an annual limit of $300,000. The fee is payable upon achievement of positive cash flow from operations. The agreement extends through January 31, 2002 and continues thereafter unless terminated by either party. Per the initial stock purchase agreement, the Company paid Safeguard $50,000 for services in connection with the initial public offering.

    Effective December 31, 1997, amounts due to XL Vision are due within thirty days of receipt. The average outstanding balance due to XL Vision for the years ended December 31, 1996, and 1997 were $2,553,537 and $193,204 respectively. An analysis of amounts due to XL Vision is summarized as follows:

Amounts due to XL Vision at December 31, 1995 .....................   $ 4,726,635
  Allocation of costs and funding of working capital to the Company     1,846,752
  Cash transferred to XL Vision ...................................    (6,275,000)
  Transfers of inventory, at cost .................................        82,052
                                                                      -----------
Amount due to XL Vision at December 31, 1996 ......................       380,439
  Allocation of costs and funding of working capital to the Company       169,261
  Cash transferred to XL Vision ...................................      (543,731)
                                                                      -----------
Amount due to XL Vision at December 31, 1997 ......................   $     5,969
                                                                      ===========


 (9) COMMITMENTS AND CONTINGENCIES

    Agreement with Centocor. The Company sold Centocor six ACISs in 1995 to facilitate its clinical trials for cancer applications. As Centocor received feedback from those trials the Company, which was continuing its research and development efforts, incorporated the feedback into its technology. In July 1996, both parties entered into an agreement stipulating their various rights to the reagents being tested for cancer and the ACIS technology. As an outcome of this agreement, the Company agreed to a put option by which Centocor would have the right to return the six instruments for $800,000 and the issuance of 770,192 shares of preferred stock at $1.00. As a result of this agreement, the Company recognized $770,192 of research and development expenses during 1996. During December 1996 negotiations commenced which prompted Centocor's waiver of its rights to return the six instruments and extinguished any commitment to repurchase these instruments. In exchange for Centocor's waiver, the Company agreed to provide a specified number of hours of technical support and software development services through September 1997.

    Agreement with Sigma. The Company signed a three-year exclusive distribution and development agreement in October 1997 with Sigma Diagnostics, Inc., a subsidiary of Sigma Aldrich, to market the Company's proprietary pre-natal Down syndrome screening test, which uses the ChromaVision ACIS. The ChromaVision test is currently in clinical trials in the U.S. and Great Britain.

    The agreements have performance measures, specifically minimums as to the number of ACIS placements and as to revenue per ACIS that need to be met in order for Sigma to retain its exclusivity on the prenatal Down syndrome screening test. The Company's obligations to Sigma Diagnostics are to maintain an adequate inventory level to support ACIS placements and turn-around time on sales orders placed.

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

    The Company believes that all of the claims by IDEA Research are without merit and intends to defend against them vigorously while pursuing its own claims against IDEA Research. As of December 31, 1997, no amounts have been accrued for and the resolution of this matter is not expected to have a material impact on the Company's results of operations or financial position.

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

DIRECTORS

    The Company incorporates by reference the information contained under the caption "ELECTION OF DIRECTORS" in its definitive Proxy Statement relative to its June 3, 1998 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K/A pursuant to Regulation 14A under the Securities Act of 1934, as amended.

DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K

    The Company incorporates by reference the information contained under the caption "SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in its definitive Proxy Statement relative to its June 3, 1998 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K/A pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

ITEM 11. EXECUTIVE COMPENSATION

    The Company incorporates by reference the information contained under the captions "Directors' Compensation," "Compensation Committee Interlocks and Insider Participation" and "EXECUTIVE COMPENSATION" in its definitive Proxy Statement relative to its June 3, 1998 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K/A pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The Company incorporates by reference the information contained under the caption "SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in its definitive Proxy Statement relative to its June 3, 1998 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K/A pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Company incorporates by reference the information contained under the captions "Compensation Committee Interlocks and Insider Participation," "Certain Relationships" and "Certain Transactions" in its definitive Proxy Statement relative to its June 3, 1998 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K/A pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements and Schedules

    The following financial statements and schedules listed below are included in this Form 10-K/A.

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

(c) Exhibits

    The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Form 10-K/A. Where so indicated by footnotes, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

                                  EXHIBIT INDEX


                                                                                 SEQUENTIALLY
EXHIBIT                                                                            NUMBERED
NUMBER                          DESCRIPTION                                          PAGE
------                          -----------                                      ------------
 3.1   Certificate of Incorporation of the Company (as amended)** ..............

 3.2   By-laws of the Company, as amended** ....................................

10.1   ChromaVision Medical Systems, Inc. 1996 Equity Compensation Plan**(c) ...

10.2   Stock Option Grant Letter (Dr. Douglas S. Harrington)**(c) ..............

10.3   Stock Option Grant Letter (Kevin C. O'Boyle)**(c) .......................

10.4   Stock Option Grant Letter (Michael G. Schneider)**(c) ...................

10.5   Stock Option Grant Letter (Kenneth S. Garber)**(c) ......................

10.6   Employment Agreement between Dr. Douglas S. Harrington and the Company, as of December 30, 1996**(c) ............................................

10.7   Employment Agreement between Kenneth S. Garber and the Company, dated
       February 15, 1996**(c) ..................................................

10.8   Employment Agreement between Kevin C. O'Boyle and the Company, dated
       November 27, 1996**(c) ..................................................

10.9   Separation Agreement between Michael S. Shiff and the Company, dated
       December 27, 1996**(c) ..................................................

10.10  Stock Purchase Agreement between the Company and the Series A Preferred
       Stockholders, dated as of June 6, 1996** ................................

10.11  Registration Rights Agreement between the Company and the Series A
       Preferred Stockholders, dated as of June 6, 1996** ......................

10.12  Stockholders' Agreement between the Company and the Series A Preferred
       Stockholders, dated as of June 6, 1996** ................................

10.13  Loan Agreement between the Company and the Barnett Bank, N.A., dated
       December 24, 1996** .....................................................

10.14  Unconditional and Unlimited Guaranty Agreement between Safeguard
       Scientifics, Inc. and Barnett Bank, N.A., dated December 24, 1996** .....

10.15  Promissory Note by the Company to Barnett Bank, N.A., dated December 24,
       1996** ..................................................................

10.16  Tax Indemnity Agreement between the Company and Barnett Bank, N.A., dated
       December 24, 1996** .....................................................


10.17  Administrative Services Agreement among the Company, XL Vision, Inc. and
       Safeguard Scientifics, Inc. dated as of March 31, 1997** ................

10.18  Direct Charge Administrative Services Agreement between the Company and
       XL Vision, Inc., dated as of March 31, 1997** ...........................

10.20  Subscription Agreement between the Company and Safeguard Scientifics,
       Inc., dated as of December 31, 1996** ...................................

10.21  Contribution Agreement between the Company and XL Vision, Inc., dated as of May 13, 1996** .......................................................

10.22  Collaboration Agreement between the Company, XL Vision, Inc. and
       Centocor, Inc., as amended, as of February 25, 1997** ...................

10.23  Lease Agreement between Blue Family Trust, Lingo Family Trust and the
       Company, dated January 13, 1997** .......................................

10.24  Distribution Agreement between ChromaVision Medical Systems, Inc. and
       Sigma Diagnostics, Inc. dated October 22, 1997*** .......................

10.25  UR-NAP Application Development Agreement and Right of First Refusal of
       New Applications between the Company and Sigma Diagnostics, Inc. dated
       October 22, 1997*** .....................................................

11.1   Statement Regarding Computation of Earnings Per Share* ..................

21.1   Subsidiaries of the Registrant** ........................................

27.1   Financial Data Schedule# ................................................

----------

*      Filed herewith.

** Filed on April 30, 1997 as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-26129) and incorporated by reference.

*** Previously filed as an exhibit to the Company's Form 10-Q on November 14, 1997 and incorporated by reference.

# Previously filed as an exhibit to the Company's Form 10-K on March 31, 1998 and incorporated by reference.

       (c)    These exhibits relate to compensatory plans or arrangements.

                                   SIGNATURES

    Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Juan Capistrano, California on May 5, 1998.

                                           CHROMAVISION MEDICAL SYSTEMS, INC.

                                           By: /s/    DOUGLAS S. HARRINGTON
                                              -------------------------------
                                                   Douglas S. Harrington
                                                  Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on May 4, 1998.


           SIGNATURES                                              TITLE(S)
           ----------                                              --------
/s/   DOUGLAS S. HARRINGTON                      Chief Executive Officer and Director
-------------------------------
   Douglas S. Harrington                            (Principal Executive Officer)


   /s/    KEVIN O'BOYLE                       Vice President and Chief Financial Officer
-------------------------------
       Kevin O'Boyle                         (Principal Financial and Accounting Officer)

   /s/    JOHN S. SCOTT                           Chairman of the Board of Directors
-------------------------------
       John S. Scott

 /s/    CHRISTOPHER MOLLER                                     Director
-------------------------------
    Christopher Moller

   /s/    RICHARD MORGAN                                       Director
-------------------------------
      Richard Morgan

  /s/    CHARLES A. ROOT                                       Director
-------------------------------
      Charles A. Root