Form 10-Q
period 1998-03-31
CHROMAVISION MEDICAL SYSTEMS INC
filed 1998-05-14
CIK 1038223

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q
Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For The Quarterly Period Ended March 31, 1998

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Transition Period from __________ to __________


                          COMMISSION FILE NUMBER 0-1000


                       CHROMAVISION MEDICAL SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    DELAWARE                                               75-2649072
                    --------                                               ----------
(State or other jurisdiction of incorporation or organization)  (IRS Employer Identification Number)


               33171 PASEO CERVEZA
              SAN JUAN CAPISTRANO, CA                                         92675
              -----------------------                                         -----
      (Address of principal executive offices)                              (Zip code)

                                 (714) 443-3355
                                 --------------
              (Registrant's telephone number, including area code)


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


        Yes [X] No [ ]

        As of May 1, 1998 there were 17,237,066 shares outstanding of the Issuer's Common Stock, $.01 par value.

                       CHROMAVISION MEDICAL SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)


                                TABLE OF CONTENTS



                                                                                                     Page
                                                                                                     ----
PART I               FINANCIAL INFORMATION

       ITEM 1        FINANCIAL STATEMENTS

                     Balance Sheets as of March 31, 1998 (unaudited)  and December 31, 1997            3

                     Statements of Operations (unaudited) for the three months ended                   4
                     March 31, 1998 and 1997; and the period from April 1, 1993
                     (Inception) through March 31, 1998

                     Statements of Cash Flows (unaudited) for the three months ended March 31, 1998    5
                     and 1997; and the period from April 1, 1993 (Inception) through
                     March 31, 1998

                     Notes to Financial Statements                                                     6

       ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                                 8
                     CONDITION AND RESULTS OF OPERATIONS


PART II              OTHER INFORMATION

       ITEM 1        LEGAL PROCEEDINGS                                                                 9

       ITEM 6        EXHIBITS AND REPORTS ON FORM 8-K                                                  9

SIGNATURES                                                                                            10

PART I - ITEM 1

                       CHROMAVISION MEDICAL SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEETS


                                                                                                      MARCH 31,       DECEMBER 31,
                                                                                                        1998             1997
                                                                                                     ------------     ------------
                                            ASSETS                                                   (Unaudited)
  Current assets:
      Cash and cash equivalents ...........................................................          $ 11,716,962     $ 12,926,398
      Short-term investments ..............................................................               719,415        1,344,534
      Note receivable - affiliate .........................................................             5,000,000        5,000,000
      Other current assets ................................................................               223,603          263,422
                                                                                                     ------------     ------------


             Total current assets .........................................................            17,659,980       19,534,354
  Long-term investments ...................................................................             1,061,544        1,061,544
  Deposits ................................................................................                77,811           55,791
  Property and equipment, net .............................................................             1,921,090        1,597,327
                                                                                                     ------------     ------------


             Total assets .................................................................          $ 20,720,425     $ 22,249,016
                                                                                                     ============     ============



                         LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
      Accounts payable ....................................................................               325,167          310,161
      Accrued liabilities:
         Salaries and benefits ............................................................               266,260          219,730
         Other ............................................................................               681,878          348,829
                                                                                                     ------------     ------------


            Total current liabilities .....................................................             1,273,305          878,720


  Commitments and contingencies

  Stockholders' equity:
      Series A convertible preferred stock, $.01 par value, authorized 7,246,000 shares,
         none issued and outstanding 1998 and 1997 ........................................                   -0-              -0-
      Series B convertible preferred stock, $.01 par value, authorized 221,850 shares, none
         issued and outstanding in 1998 and 1997 ..........................................                   -0-              -0-
      Common stock $.01 par value, authorized 50,000,000 shares, issued and outstanding
         17,203,004 shares in 1998 and 17,173,629 in 1997 .................................               172,030          171,736
      Additional paid-in capital ..........................................................            36,371,713       36,348,507
      Deficit accumulated during the development stage ....................................           (17,096,623)     (15,149,947)
                                                                                                     ------------     ------------


            Total stockholders' equity ....................................................            19,447,120       21,370,296
                                                                                                     ------------     ------------


  Total liabilities and stockholders' equity ..............................................          $ 20,720,425     $ 22,249,016
                                                                                                     ============     ============

                 See accompanying notes to financial statements.

                       CHROMAVISION MEDICAL SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                            PERIOD FROM
                                                                                                           APRIL 1, 1993
                                                                       THREE MONTHS ENDED                   (Inception)
                                                                            MARCH 31,                         THROUGH
                                                              -----------------------------------            MARCH 31,
                                                                  1998                  1997                   1998
                                                              ------------           ------------           ------------
Revenue ............................................          $        -0-           $        -0-           $  1,240,386

Cost of revenue ....................................                   -0-                    -0-                542,739
                                                              ------------           ------------           ------------


    Gross profit ...................................                   -0-                    -0-                697,647
                                                              ------------           ------------           ------------

Operating expenses:
    Selling, general and administrative ............               889,742                735,430              9,077,683
    Research and development .......................             1,044,237                648,990              9,508,731
    Legal settlement ...............................               300,000                    -0-                300,000
                                                              ------------           ------------           ------------

       Total operating expenses ....................            (2,233,979)            (1,384,420)           (18,886,414)
                                                              ------------           ------------           ------------

       Loss from operations ........................            (2,233,979)            (1,384,420)           (18,188,767)
                                                              ------------           ------------           ------------

Other income (expense):
   Interest income .................................               287,303                    -0-                833,398
   Interest (expense) ..............................                   -0-                (22,278)              (164,779)
   Other income ....................................                   -0-                    -0-                423,525
                                                              ------------           ------------           ------------

       Total other income (expense) ................               287,303                (22,278)             1,092,144
                                                              ------------           ------------           ------------

       Loss before income taxes ....................            (1,946,676)            (1,406,698)           (17,096,623)

Income taxes .......................................                   -0-                    -0-                    -0-
                                                              ------------           ------------           ------------

       Net loss ....................................          $ (1,946,676)          $ (1,406,698)          $(17,096,623)
                                                              ============           ============           ============

Basic and diluted net loss per common share ........          $       (.11)          $       (.13)
                                                              ============           ============

Weighted average number of common shares outstanding            17,176,817             11,127,393
                                                              ============           ============


                 See accompanying notes to financial statements.

                       CHROMAVISION MEDICAL SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)


                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                                        PERIOD FROM
                                                                                                                       APRIL 1, 1993
                                                                                 THREE MONTHS ENDED                     (Inception)
                                                                                      MARCH 31,                           THROUGH
                                                                         -----------------------------------             MARCH 31,
                                                                             1998                   1997                   1998
                                                                         ------------           ------------           ------------
Cash flows from development stage activities:
Net loss ......................................................          $ (1,946,676)          $ (1,406,698)          $(17,096,623)
Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization ..........................               112,829                  9,605                384,565
       Non-cash issuance of preferred stock ...................                   -0-                    -0-                770,192
       Write-off of note receivable ...........................                   -0-                    -0-                 40,000
   Changes in operating assets and liabilities:
       Other current assets ...................................                39,819                (14,745)              (223,603)
       Deposits ...............................................               (22,020)               (35,682)               (77,811)
       Accounts payable .......................................                15,006                191,165                325,167
       Accrued liabilities ....................................               379,579               (628,302)               948,138
                                                                         ------------           ------------           ------------

       Net cash used in operating activities ..................            (1,421,463)            (1,884,657)           (14,929,975)
                                                                         ------------           ------------           ------------

Cash flows from investing activities:
Notes receivable from affiliate ...............................                   -0-                    -0-             (5,000,000)
Note receivable ...............................................                   -0-                    -0-               (825,000)
Collections on notes receivable ...............................                   -0-                    -0-                785,000
Proceeds from (purchases of) investments ......................               625,119                    -0-             (1,780,959)
Purchases of property and equipment ...........................              (436,592)              (125,083)            (2,305,655)
                                                                         ------------           ------------           ------------

          Net cash provided by (used in) investing activities .               188,527               (125,083)            (9,126,614)
                                                                         ------------           ------------           ------------

Cash flows from financing activities:
Proceeds from exercise of stock options .......................                23,500                    -0-                 44,500
Sale of common stock ..........................................                   -0-                    -0-             30,115,450
Borrowing (repayments) under revolving line of credit .........                   -0-              1,152,423                    -0-
Sale of preferred stock .......................................                   -0-                998,325              7,363,196
Offering costs ................................................                   -0-               (200,000)            (1,749,595)
                                                                         ------------           ------------           ------------

          Net cash provided by financing activities ...........                23,500              1,950,748             35,773,551
                                                                         ------------           ------------           ------------

          Net increase (decrease) in cash and cash equivalents             (1,209,436)               (58,992)            11,716,962
Cash and cash equivalents beginning of period .................            12,926,398                124,092                    -0-
                                                                         ------------           ------------           ------------

Cash and cash equivalents end of period .......................          $ 11,716,962           $     65,100           $ 11,716,962
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

                       CHROMAVISION MEDICAL SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)        BASIS OF PRESENTATION

           It is suggested that these interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1997 annual report filed on Form 10-K with the Securities and Exchange Commission.

           The accompanying unaudited financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. All such adjustments are of a normal, recurring nature. Certain amounts have been reclassified to conform to the current period presentation. The results of the Company's operations for any interim period are not necessarily indicative of the results to be obtained for a full fiscal year.

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

(3)        NET LOSS PER SHARE

           In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share". Statement 128 supersedes Accounting Principles Board Opinion No. 15, Earnings per Share (APB15), and specifies the computation, presentation, and disclosure requirements for earnings per share
(EPS) for entities with publicly held common stock or potential common stock. Statement 128 replaces the presentation of primary and fully diluted EPS with a presentation of basic and diluted EPS respectively. In connection with Statement 128, the Securities and Exchange Commission issued Staff Accounting Bulletin
(SAB) No. 98, requiring dilutive instruments issued for nominal consideration during periods covered by an initial public offering registration statement, to be retroactively reflected in the calculation of earnings per share for all periods presented. All net loss per share amounts for all periods have been restated to conform to Statement 128 and SAB 98 requirements.

           Potential common stock shares were not included in the diluted earnings per share calculation as they would be antidilutive.

(4)        LEGAL SETTLEMENT

           On April 21, 1998, the Company signed a settlement agreement with Idea Research LLC related to litigation filed by the Company on November 10, 1997 involving, among other things, a claim by IDEA Research of patent infringement against the Company. The agreement contemplates a collaboration between both parties on a screening test for Down syndrome for a period of two years and provides for the grant of a license to the Company under the patent, an up front payment by the Company of $300,000 upon the signing of the settlement agreement, a $150,000 payment if certain requirements with respect to commercializing the Down syndrome screening test are met and a five percent royalty payable to IDEA Research on net collectible revenues for each Down syndrome screening test performed. As of March 31, 1998, $300,000 has been accrued for the settlement.

PART I - ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

           Statements in this report, including the following management's discussion, describing the plans, goals, strategies, intentions, and expectations of the Company and anticipated events are forward-looking statements. Important factors which could cause actual results to differ materially from those described in such forward-looking statements include the following: an inadequate supply of biological samples could delay completion of the clinical trials, the clinical trials could fail to demonstrate the efficacy of the ChromaVision Automated Cellular Imaging System ("ACIS") applications: the ability to commercialize the Company's products is dependent on obtaining appropriate U.S. Food and Drug Administration (the "FDA") and foreign regulatory approvals, which may not be obtained when anticipated or at all: manufacture of the ACIS is subject to FDA regulation: commercialization of the Company's products is dependent on acceptance by the medical community and medical insurance industry, which acceptance could be delayed or not obtained.

OVERVIEW

           ChromaVision is a laboratory medicine diagnostics company that develops and manufactures an automated cellular imaging system for a wide variety of clinical and research applications. The Company currently markets the products to research centers and is previewing the system to university medical centers and commercial laboratories in anticipation of receiving clearance from the FDA based on two filings to be made in 1998, which could result in several commercialized applications. The ChromaVision ACIS is designed to identify cells with specific characteristics within a sample of cells on a microscope slide by detecting color produced by the reaction between common laboratory reagents and the cells of interest. The intelligent microscope platform automates the scanning of up to 100 patient samples (slides) and uses proprietary imaging software to capture digital images of the cell samples to detect the presence, count the number and measure the intensity of targeted cells. The system offers substantial flexibility because the software can be configured to identify different stains and cellular staining characteristics, thereby allowing the system to be adopted for use with different reagents to identify a broad range of targeted cellular conditions. The Company seeks to establish the ChromaVision ACIS as the preferred platform for multiple diagnostic applications.

REVENUE AND GROSS PROFITS

           The Company is a development stage company and had no revenue or gross profit for 1998 or 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

           Expenses increased $154,312 to $889,742 as compared to $735,430 for the comparable period in 1997. This increase is due primarily to administrative costs now being incurred related to the Company being a publicly traded corporation in addition to the increase in management and administrative personnel necessary to support the growth of the business. The Company anticipates general and administrative expenses to increase in the near future due to increases in selling and marketing expenditures necessary to support the commercialization of its applications.

RESEARCH AND DEVELOPMENT EXPENSES

           Expenses increased $395,247 to $1,044,237 as compared to $648,990 for the comparable period in 1997. This increase is primarily attributable to the costs of the current clinical trials for prenatal screening for Down syndrome and cancer as well as the addition of technical personnel to further develop the Company's applications. The Company anticipates that research and development expenses will increase in the near future due to costs related to the development of new applications, additional clinical trials and the continuation of technological advances to the ChromaVision ACIS.

LEGAL SETTLEMENT

           On April 21, 1998, the Company signed a settlement agreement with Idea Research LLC related to litigation filed by the Company on November 10, 1997 involving, among other things, a claim by IDEA Research of patent infringement against the Company. The agreement contemplates a collaboration between both parties on a screening test for Down syndrome for a period of two years and provides for the grant of a license to the Company under the patent, an up front payment by the Company of $300,000 upon the signing of the settlement agreement, a $150,000 payment if certain requirements with respect to commercializing the Down syndrome screening test are met and a five percent royalty payable to IDEA Research on net collectible revenues for each Down syndrome screening test performed. As of March 31, 1998, $300,000 has been accrued for the settlement.

OTHER INCOME (EXPENSE)

           In 1998, interest income of $287,303 resulted from the investment of the Company's initial public offering net proceeds in interest bearing securities. For the comparable period in 1997, interest expense of $22,278 resulted from borrowings on the Company's revolving line of credit before it was paid off during the third quarter of 1997.

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

           In August and September of 1997, approximately $5.5 million of net proceeds from the initial public offering were used for repayment of the bank line of credit indebtedness and reduction of an inter-company payable to XL Vision, Inc. The bank line of credit expired January 31, 1998. At March 31, 1998, the Company had approximately $18.5 million of cash and cash equivalents, note receivables and investments, working capital of approximately $16.4 million and no long-term debt.

           Capital expenditures for the period ended March 31, 1998 were $436,592 and related primarily to the manufacture of the ChromaVision ACIS systems used in research and development. Capital expenditures are expected to be approximately $1 million in 1998, and are expected to be primarily related to the manufacture of the ChromaVision ACIS for clinical trial purposes. The expenditures will be funded by current cash reserves. An additional $2 million is expected to be incurred due to the manufacture of the ChromaVision ACIS as a "fee-per-use" system placed for commercial application. The Company's business plan anticipates placing these instruments with users at no charge and charging a "per click" fee for each use of the instrument. The manufacture of these instruments will require a significant outlay of cash for which revenues will not be recognized until future periods. As a result, the Company is currently negotiating to arrange third-party financing for these instruments.

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

PART II

ITEM 1, LEGAL PROCEEDINGS

           On April 21, 1998, the Company signed a settlement agreement with Idea Research LLC related to litigation filed by the Company on November 10, 1997 involving, among other things, a claim by IDEA Research of patent infringement against the Company. The agreement contemplates a collaboration between both parties on a screening test for Down syndrome for a period of two years and provides for the grant of a license to the Company under the patent, an up front payment by the Company of $300,000 upon the signing of the settlement agreement, a $150,000 payment if certain requirements with respect to commercializing the Down syndrome screening test are met and a five percent royalty payable to IDEA Research on net collectible revenues for each Down syndrome screening test performed. As of March 31, 1998, $300,000 has been accrued for the settlement.


PART II

ITEM 6, EXHIBITS AND REPORTS ON FORM 8-K


           (a)    Exhibits

                     10.1 Settlement and License Agreement dated April 21, 1998 between the Company and IDEA Research LLC*

                     27   Financial Data Schedule*

           (b)   Report on Form 8-k

                              None


* FILED HEREWITH

                                   SIGNATURES

           Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             CHROMAVISION MEDICAL SYSTEMS, INC.

DATE:    May 13, 1998        BY:     /s/  Douglas S. Harrington, M.D.
      -----------------              --------------------------------
                                     Douglas S. Harrington, M.D.
                                     Chief Executive Officer

DATE:    May 13, 1998        BY:     /s/  Kevin C. O'Boyle
      -----------------              ---------------------
                                     Kevin C. O'Boyle
                                     Vice President, Chief Financial Officer