Form 10-Q
period 1998-06-30
CHROMAVISION MEDICAL SYSTEMS INC
filed 1998-08-12
CIK 1038223

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q
Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For The Quarterly Period Ended June 30, 1998

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Transition Period from __________ to __________


                          COMMISSION FILE NUMBER 0-1000
                                                 ------

                       CHROMAVISION MEDICAL SYSTEMS, INC.
                       ----------------------------------
                     (Exact name of registrant as specified
                                 in its charter)


           DELAWARE                                         75-2649072
           --------                                         ----------
  (State or other jurisdiction                            (IRS Employer
of incorporation or organization)                      Identification Number)


        33171 PASEO CERVEZA
       SAN JUAN CAPISTRANO, CA                                 92675
       -----------------------                                 -----
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


        Yes      X             No
             ----------             -----------

        As of August 5, 1998 there were 17,261,441 shares outstanding of the Issuer's Common Stock, $.01 par value.

                       CHROMAVISION MEDICAL SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)


                                TABLE OF CONTENTS



                                                                                             Page
                                                                                             ----
PART I     FINANCIAL INFORMATION

   ITEM 1  FINANCIAL STATEMENTS

           Balance Sheets as of June 30, 1998 (unaudited)  and December 31, 1997               3

           Statements of Operations (unaudited) for the three and six months ended             4
           June 30, 1998 and 1997; and the period from April 1, 1993
           (Inception) through June 30, 1998

           Statements of Cash Flows (unaudited) for the six months ended June 30, 1998         5
           and 1997; and the period from April 1, 1993 (Inception) through
           June 30, 1998

           Notes to Financial Statements                                                       6

   ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                                   7
           CONDITION AND RESULTS OF OPERATIONS


PART II OTHER INFORMATION

   ITEM 1  LEGAL PROCEEDINGS                                                                   9

   ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                 9

   ITEM 5  OTHER INFORMATION                                                                   9

   ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K                                                    9

SIGNATURES                                                                                    10


PART I - ITEM 1

                       CHROMAVISION MEDICAL SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEETS

                                                                           JUNE 30,         DECEMBER 31,
                                                                             1998               1997
                                                                             ----               ----
                               ASSETS                                     (Unaudited)
  Current assets:
     Cash and cash equivalents................................           $ 7,752,526       $ 12,926,398
     Short-term investments...................................             2,677,318          1,344,534
     Note receivable - affiliate..............................             5,000,000          5,000,000
     Other current assets.....................................               152,305            263,422
                                                                         -----------       ------------
          Total current assets................................            15,582,149         19,534,354
  Long-term investments.......................................               508,120          1,061,544
  Deposits....................................................                68,465             55,791
  Property and equipment, net.................................             2,397,896          1,597,327
                                                                         -----------       ------------
          Total assets........................................          $ 18,556,630       $ 22,249,016
                                                                        ============       ============

                LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
     Accounts payable.........................................               520,166            310,161
     Accrued liabilities:
       Salaries and benefits..................................               274,870            219,730
       Other..................................................               336,329            348,829
                                                                        ------------       ------------
         Total current liabilities............................             1,131,365            878,720


  Commitments and contingencies

  Stockholders' equity:
     Series A convertible preferred stock, $.01 par value,
       authorized 7,246,000 shares, none issued and outstanding                  -0-                -0-
       1998 and 1997..........................................
     Series B convertible preferred stock, $.01 par value,
       authorized 221,850 shares, none issued and outstanding in                 -0-                -0-
       1998 and 1997..........................................
     Common stock $.01 par value, authorized 50,000,000 shares, issued and outstanding 17,240,191 shares in 1998 and
       17,173,629 in 1997.....................................               172,402            171,736
     Additional paid-in capital...............................            36,418,588         36,348,507
     Deficit accumulated during the development stage.........           (19,165,725)       (15,149,947)
                                                                        ------------       ------------
         Total stockholders' equity...........................            17,425,265         21,370,296
                                                                        ------------       ------------
  Total liabilities and stockholders' equity..................          $ 18,556,630       $ 22,249,016
                                                                        ============       ============






                 See accompanying notes to financial statements.

                       CHROMAVISION MEDICAL SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                                                PERIOD FROM
                                                                                                  APRIL 1,
                                                                                                    1993
                                             THREE MONTHS ENDED          SIX MONTHS ENDED        (Inception)
                                                  JUNE 30,                   JUNE 30,              THROUGH
                                                                                               JUNE 30, 1998
                                             1998          1997         1998          1997           1998
                                             ----          ----         ----          ----           ----
Revenue................................   $       -0- $         -0-  $       -0-   $       -0-  $   1,240,386

Cost of revenue........................           -0-           -0-          -0-           -0-        542,739
                                          -----------  ------------  -----------   -----------  -------------


   Gross profit........................           -0-           -0-          -0-           -0-        697,647
                                          -----------  ------------  -----------   -----------  -------------

Operating expenses:
   Selling, general and administrative.     1,121,707     1,080,774    2,011,449     1,816,204     10,199,390
   Research and development............     1,207,253       853,480    2,251,490     1,502,470     10,715,984
   Legal settlement....................           -0-           -0-      300,000           -0-        300,000
                                          -----------  ------------  -----------   -----------  -------------

     Total operating expenses..........    (2,328,960)   (1,934,254)  (4,562,939)   (3,318,674)   (21,215,374)
                                          -----------  ------------  -----------   -----------  -------------

     Loss from operations..............    (2,328,960)   (1,934,254)  (4,562,939)   (3,318,674)   (20,517,727)
                                          -----------  ------------  -----------   -----------  -------------

Other income (expense):
   Interest income (expense)...........       259,858       (54,485)     547,161      (76,763)        928,477
   Other income........................           -0-           -0-          -0-           -0-        423,525
                                          -----------  ------------  -----------   -----------  -------------

     Total other income (expense)......       259,858       (54,485)     547,161      (76,763)      1,352,002
                                          -----------  ------------  -----------   -----------  -------------

     Loss before income taxes..........    (2,069,102)   (1,988,739)  (4,015,778)   (3,395,437)   (19,165,725)

Income taxes...........................           -0-           -0-          -0-           -0-            -0-
                                          -----------  ------------  -----------   -----------  -------------

     Net loss..........................   $(2,069,102) $ (1,988,739) $(4,015,778)  $(3,395,437) $ (19,165,725)
                                          ===========  ============  ===========   ===========  =============

Basic and diluted net loss per common
   share ..............................       $ (.12)       $ (.18)      $  (.23)       $ (.31)
                                          ===========  ============  ===========   ===========

Weighted average number of common
   shares outstanding..................    17,230,150    11,127,393   17,203,233    11,127,393
                                          ===========  ============  ===========   ===========


                 See accompanying notes to financial statements.

                       CHROMAVISION MEDICAL SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)


                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                   PERIOD
                                                                                 FROM APRIL
                                                                                   1, 1993
                                                           SIX MONTHS ENDED      (Inception)
                                                               JUNE 30,        THROUGH JUNE 30,
                                                          1998          1997        1998
                                                          ----          ----        ----
Cash flows from development stage activities:
Net loss.........................................    $(4,015,778)  $(3,395,437) $(19,165,725)
Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization...............        270,435        66,376       542,171
     Non-cash issuance of preferred stock........            -0-           -0-       770,192
     Write-off of note receivable................            -0-           -0-        40,000
  Changes in operating assets and liabilities:
     Other current assets........................        111,117        10,822      (152,305)
     Deposits ...................................        (12,674)      (66,808)      (68,465)
     Accounts payable............................        210,005       330,950       520,166
     Accrued liabilities.........................         42,640        29,756       611,199
                                                     -----------   -----------  ------------
     Net cash used in operating activities.......     (3,394,255)   (3,024,341)  (16,902,767)
                                                     -----------   -----------  ------------

Cash flows from investing activities:
Note receivable from affiliate...................            -0-           -0-    (5,000,000)
Note receivable..................................            -0-           -0-      (825,000)
Collections on notes receivable..................            -0-           -0-       785,000
Purchases of investments.........................       (779,360)          -0-    (3,185,438)
Purchases of property and equipment..............     (1,071,004)     (480,693)   (2,940,067)
                                                     -----------   -----------  ------------
       Net cash used in investing activities.....     (1,850,364)     (480,693)  (11,165,505)
                                                     -----------   -----------  ------------

Cash flows from financing activities:
Proceeds from exercise of stock options..........         70,747           -0-        91,747
Sale of common stock.............................            -0-           -0-    30,115,450
Borrowings under revolving line of credit........            -0-     3,320,000           -0-
Sale of preferred stock..........................            -0-       998,325     7,363,196
Offering costs...................................            -0-      (743,560)   (1,749,595)
                                                     -----------   -----------  ------------
       Net cash provided by financing activities.         70,747     3,574,765    35,820,798
                                                     -----------   -----------  ------------
       Net increase (decrease) in cash and cash       (5,173,872)       69,731     7,752,526
         equivalents...................
Cash and cash equivalents beginning of period....     12,926,398       124,092           -0-
                                                     -----------   -----------  ------------
Cash and cash equivalents end of period..........    $ 7,752,526   $   193,823  $  7,752,526
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

(3)     NET LOSS PER SHARE

        In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share". Statement 128 supersedes Accounting Principles Board Opinion No. 15, Earnings per Share (APB15), and specifies the computation, presentation, and disclosure requirements for earnings per share
(EPS) for entities with publicly held common stock. Statement 128 replaces the presentation of primary and fully diluted EPS with a presentation of basic and diluted EPS respectively. In connection with Statement 128, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 98, requiring dilutive instruments issued for nominal consideration during periods covered by an initial public offering registration statement, to be retroactively reflected in the calculation of earnings per share for all periods presented. All net loss per share amounts for all periods have been restated to conform to Statement 128 and SAB 98 requirements.

        Potentially dilutive securities were not included in the diluted earnings per share calculation as they would be antidilutive.

(4)     LEGAL SETTLEMENT

        On April 21, 1998, the Company signed a settlement agreement with IDEA Research LLC ("IDEA Research") related to litigation filed by the Company on November 10, 1997 involving, among other things, a claim by IDEA Research of patent infringement against the Company. The agreement contemplates a collaboration between both parties on a screening test for Down syndrome for a period of two years and provides for the grant of a license to the Company under the patent, an up front payment by the Company of $300,000 upon the signing of the settlement agreement, a $150,000 payment if certain requirements with respect to commercializing the Down syndrome screening test are met and a five percent royalty payable to IDEA Research on net collectible revenues for each Down syndrome screening test performed. In April 1998, the $300,000 up front payment was paid to IDEA Research and included in legal settlement charges on the statement of operations.

(5)     LINE OF CREDIT

        On June 9, 1998, the Company entered into an agreement with its principal bank for a $5,000,000 revolving line of credit. The line expires May 30, 2000. At the Company's option, the interest rate is either prime less .25% or LIBOR plus 1.75%. There were no borrowings outstanding under the line of credit during the period. Any borrowings outstanding under the line of credit are collateralized by the Company's investment held by the principal bank having a market value equal to 111% of the principal balance of the loans.

(6)     ASSET BASED FINANCING

        On May 15, 1998, the Company entered into a $1 million asset based financing agreement. Fundings up to $750,000 will occur on or before May 12, 1999. Fundings in excess of $750,000 will not occur until at least twelve months from the date of the first funding and after various conditions are met. All funding under this facility will be at a 12.6% interest rate.

PART I - ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

        Statements in this report, including the following management's discussion, describing the plans, goals, strategies, intentions, and expectations of the Company and anticipated events are forward-looking statements. Important factors which could cause actual results to differ materially from those described in such forward-looking statements include the following: an inadequate supply of biological samples could delay completion of the clinical trials, the clinical trials could fail to demonstrate the efficacy of the ChromaVision Automated Cellular Imaging System ("ACIS(TM)") applications: the ability to commercialize the Company's products is dependent on obtaining appropriate U.S. Food and Drug Administration (the "FDA") and foreign regulatory approvals, which may not be obtained when anticipated or at all: manufacture of the ACIS(TM) is subject to FDA regulation: commercialization of the Company's products is dependent on acceptance by the medical community and medical insurance industry, which acceptance could be delayed or not obtained.

OVERVIEW

        ChromaVision is a laboratory medicine diagnostics company that develops and manufactures an automated cellular imaging system for a wide variety of clinical and research applications. The Company currently markets the products to research centers and is previewing the system to university medical centers and commercial laboratories in anticipation of receiving clearance from the FDA based on two filings to be made in 1998, which could result in several commercialized applications. The ChromaVision ACIS(TM) is designed to identify cells with specific characteristics within a sample of cells on a microscope slide by detecting color produced by the reaction between common laboratory reagents and the cells of interest. The intelligent microscope platform automates the scanning of up to 100 patient samples (slides) and uses proprietary imaging software to capture digital images of the cell samples to detect the presence, count the number and measure the intensity of targeted cells. The system offers substantial flexibility because the software can be configured to identify different stains and cellular staining characteristics, thereby allowing the system to be adapted for use with different reagents to identify a broad range of targeted cellular conditions. The Company seeks to establish the ChromaVision ACIS(TM) as the preferred platform for multiple diagnostic applications.

RESULTS OF OPERATIONS

REVENUE AND GROSS PROFITS

        The Company is a development stage company and had no revenue or gross profit for 1998 or 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Expenses for the three and six months ended June 30, 1998 increased approximately 4% and 11%, respectively, over the comparable periods in 1997. These increases are due primarily to administrative costs now being incurred related to the Company being a publicly traded corporation in addition to the increase in management and administrative personnel necessary to support the growth of the business. These increases were partially offset by relocation costs incurred in 1997 for moving the Company to California. The Company anticipates general and administrative expenses to increase in the near future due to increases in selling and marketing expenditures necessary to support the commercialization of its applications.

RESEARCH AND DEVELOPMENT EXPENSES

        Expenses for the three and six months ended June 30, 1998 increased approximately 41% and 50%, respectively, over the comparable periods in 1997. These increases are primarily attributable to the costs of the current clinical trials for prenatal screening for Down syndrome and cancer as well as the addition of technical personnel to further develop the Company's applications. The Company anticipates that research and development expenses will increase in the near future due to costs related to the development of new applications, additional clinical trials and the continuation of technological advances to the ChromaVision ACIS(TM).

LEGAL SETTLEMENT

        On April 21, 1998, the Company signed a settlement agreement with IDEA Research LLC related to litigation filed by the Company on November 10, 1997 involving, among other things, a claim by IDEA Research of patent infringement against the Company. The agreement contemplates a collaboration between both parties on a screening test for Down syndrome for a period of two years and provides for the grant of a license to the Company under the patent, an up front payment by the Company of $300,000 upon the signing of the settlement agreement, a $150,000 payment if certain requirements with respect to commercializing the Down syndrome screening test are met and a five percent royalty payable to IDEA Research on net collectible revenues for each Down syndrome screening test performed. In April 1998, the $300,000 up front payment was paid to IDEA Research and included in legal settlement charges on the accompanying statement of operations for the first quarter of 1998.

OTHER INCOME (EXPENSE)

        Interest income for the three and six months ended June 30, 1998 was approximately $260,000 and $547,000, respectively, resulting from the investment of the Company's initial public offering net proceeds in interest bearing securities. For the comparable periods in 1997, interest expense of approximately $55,000 and $77,000, respectively, resulting from borrowings on the Company's revolving line of credit before it was paid off during the third quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

        On August 13, 1997, the Company completed its initial public offering of 6,020,000 shares of Common Stock (the "IPO"). The Company received net proceeds of approximately $28.4 million after deducting underwriting discounts and offering expenses. Prior to this IPO, the Company's primary source of financing was a $5.0 million revolving line of credit and a $6.4 million private placement in June 1996.

        In August and September of 1997, approximately $5.5 million of net proceeds from the IPO were used for repayment of the bank line of credit indebtedness and reduction of an inter-company payable to XL Vision, Inc., an affiliate of the Company. The bank line of credit expired January 31, 1998. In June 1998, the Company entered into another $5 million line of credit which is collaterized by the market value of the Company's investments held by its principal bank. The line expires May 30, 2000. At June 30, 1998, the Company had approximately $15.9 million of cash and cash equivalents, note receivables and investments, working capital of approximately $14.5 million and no long-term debt.

        Capital expenditures for the six months ended June 30, 1998 were approximately $1.1 million and related primarily to the manufacture of the ChromaVision ACIS(TM) systems used in research and development. Capital expenditures are expected to be approximately $3 million in 1998, of which approximately $1 million is expected to be primarily related to the manufacture of the ChromaVision ACIS(TM) for clinical trial purposes. The expenditures will be funded by current cash reserves. Approximately $1.5 million is expected to be incurred due to the manufacture of ChromaVision ACIS(TM) systems as "fee-per-use" systems placed for commercial application. The Company's business plan anticipates placing these instruments with users at no charge and charging a "per click" fee for each use of the instrument. The manufacture of these instruments will require a significant outlay of cash for which revenues will not be recognized until future periods. To partially offset the significant cash outlays, the Company has arranged for third-party asset based financing for these instruments totaling $1 million.

        The Company anticipates that the net proceeds of the IPO will be sufficient to satisfy its operating cash needs for the next twelve months. Management expects that losses from operations and increases in working capital requirements will produce significant negative cash flows from operations for at least the next twelve months and beyond. In addition, to support the Company's future cash needs it intends to consider, but not be limited to, additional debt or equity financing. However there can be no assurance that any such financing will be available to the Company, or that adequate funds for the Company's operations will be available when needed, or on terms attractive to the Company. If the Company is unable to obtain sufficient additional funds, the Company may have to delay, scale back or eliminate some or all of its development activities, clinical studies and/or regulatory activities.

PART II

ITEM 1  LEGAL PROCEEDINGS

        On April 21, 1998, the Company signed a settlement agreement with IDEA Research LLC related to litigation filed by the Company on November 10, 1997 involving, among other things, a claim by IDEA Research of patent infringement against the Company. The agreement contemplates a collaboration between both parties on a screening test for Down syndrome for a period of two years and provides for the grant of a license to the Company under the patent, an up front payment by the Company of $300,000 upon the signing of the settlement agreement, a $150,000 payment if certain requirements with respect to commercializing the Down syndrome screening test are met and a five percent royalty payable to IDEA Research on net collectible revenues for each Down syndrome screening test performed. In April 1998, the $300,000 up front payment was paid to IDEA Research and included in legal settlement charges on the accompanying statement of operations for the first quarter of 1998.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company held its Annual Meeting of Stockholders on June 3, 1998. At the meeting, the stockholders voted in favor of electing as directors the five nominees named in the Proxy Statement dated April 28, 1998 and in favor of approving the amended and restated 1996 Equity Compensation Plan.

        The number of votes were as follows:

        I.      Election of Directors

                                         For            Against          Withheld
                                     ----------         -------          --------
John S. Scott, Ph.D.                 11,651,847           ---             33,192
Douglas S. Harrington, M.D.          11,650,287           ---             34,752
Christopher Moller, Ph.D.            11,651,967           ---             33,072
Richard C. E. Morgan                 11,652,027           ---             33,012
Charles A. Root                      11,645,299           ---             39,740

        II.     Amended and Restated 1996 Equity Compensation Plan

                                        For            Against          Withheld
                                    ----------         -------          --------
                                    11,240,158         418,930           25,951


ITEM 5  OTHER INFORMATION

        Stockholders intending to present proposals at the next Annual Meeting of Stockholders to be held in 1999 must notify the Company of the proposal no later than January 1, 1999 if they wish to include the proposal on the Company's proxy card and, along with any supporting statement, in the Company's proxy statement. As to any proposal presented by a stockholder at the Annual Meeting of Stockholders that has not been included in the Proxy Statement, the management proxies will be allowed to use their discretionary voting authority unless notice of such proposal is received by the Company no later than March 14, 1999.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

           Number                            Description
           ------                            -----------

           10.1 Settlement and License Agreement dated April 21, 1998 between ChromaVision Medical Systems, Inc. and IDEA Research LLC (1)

           10.2 Business Loan Agreement and Security Agreement dated June 9, 1998 between ChromaVision Medical Systems, Inc. (the "Borrower") and Bank of America National Trust and Savings Association (the "Lender").*

           10.3 Asset Based Financing Agreement dated May 11, 1998 between ChromaVision Medical Systems, Inc. (the "Lessee") and DVI Financial Services, Inc. (the "Lessor").*

           27     Financial Data Schedule (electronic filing only) *

        (b) Report on Form 8-k

                  None

-----------------
 *  FILED HEREWITH

(1) Incorporated by reference from registrant's Form 10-Q for the quarter ended March 31, 1998 dated May 13, 1998 and made a part hereof by such reference.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         CHROMAVISION MEDICAL SYSTEMS, INC.

DATE:   August 14, 1998                  BY:  /s/  Douglas S. Harrington, M.D.
      --------------------                    --------------------------------
                                              Douglas S. Harrington, M.D.
                                              Chief Executive Officer

DATE:   August 14, 1998                  BY:  /s/  Kevin C. O'Boyle
      --------------------                    ---------------------
                                              Kevin C. O'Boyle
                                              Vice President, Chief Financial
                                              Officer

                                 EXHIBIT INDEX

Exhibit
Number                            Description
-------                           -----------

10.1 Settlement and License Agreement dated April 21, 1998 between ChromaVision Medical Systems, Inc. and IDEA
            Research LLC (1)

10.2 Business Loan Agreement and Security Agreement dated June 9, 1998 between ChromaVision Medical Systems, Inc. (the "Borrower") and Bank of America National Trust and Savings Association (the "Lender").*

10.3 Asset Based Financing Agreement dated May 11, 1998 between ChromaVision Medical Systems, Inc. (the "Lessee") and DVI Financial Services, Inc. (the "Lessor").*

27          Financial Data Schedule (electronic filing only) *


* FILED HEREWITH

(1) Incorporated by reference from registrant's Form 10-Q for the quarter ended March 31, 1998 dated May 13, 1998 and made a part hereof by such reference.