Form 10-Q
period 1998-09-30
CHROMAVISION MEDICAL SYSTEMS INC
filed 1998-11-16
CIK 1038223

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q
Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For The Quarterly Period Ended September 30, 1998

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


                 DELAWARE                                 75-2649072
                 --------                                 ----------
(State or other jurisdiction of incorporation    (IRS Employer Identification
              or organization)                              Number)


            33171 PASEO CERVEZA
          SAN JUAN CAPISTRANO, CA                            92675
          -----------------------                            -----
  (Address of principal executive offices)                 (Zip code)


                                 (949) 443-3355
                                 --------------
              (Registrant's telephone number, including area code)


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


        Yes       X             No
              ---------               ---------

        As of November 5, 1998 there were 17,270,816 shares outstanding of the Issuer's Common Stock, $.01 par value.

                       CHROMAVISION MEDICAL SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)


                                TABLE OF CONTENTS



                                                                                      Page
                                                                                      ----
PART I         FINANCIAL INFORMATION

     ITEM 1    FINANCIAL STATEMENTS

               Balance Sheets as of September 30, 1998 (unaudited)                      3
               and December 31, 1997

               Statements of Operations (unaudited) for the three and nine              4
               months ended September 30, 1998 and 1997; and the period from
               April 1, 1993 (Inception) through September 30, 1998

               Statements of Cash Flows (unaudited) for the nine months                 5
               ended September 30, 1998 and 1997; and the period from
               April 1, 1993 (Inception) through September 30, 1998

               Notes to Financial Statements                                            6

     ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                        7
               CONDITION AND RESULTS OF OPERATIONS


PART II OTHER INFORMATION

     ITEM 1    LEGAL PROCEEDINGS                                                        9

     ITEM 5    OTHER INFORMATION                                                        9

     ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K                                        10

SIGNATURES                                                                             11


PART I -- ITEM 1

                       CHROMAVISION MEDICAL SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEETS


                                                                        SEPTEMBER 30,      DECEMBER 31,
                                                                            1998               1997
                                                                            ----               ----
                               ASSETS                                    (Unaudited)
  Current assets:
     Cash and cash equivalents................................          $  4,951,081      $ 12,926,398
     Short-term investments...................................             3,654,908         1,344,534
     Note receivable - affiliate..............................             5,000,000         5,000,000
     Other current assets.....................................               218,229           263,422
                                                                        ------------      ------------
          Total current assets................................            13,824,218        19,534,354
  Long-term investments.......................................               227,719         1,061,544
  Deposits....................................................               130,606            55,791
  Property and equipment, net.................................             2,669,873         1,597,327
                                                                        ------------      ------------
          Total assets........................................          $ 16,852,416      $ 22,249,016
                                                                        ============      ============

                LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
     Accounts payable.........................................          $    540,464          $310,161
     Accrued liabilities:
       Salaries and benefits..................................               404,006           219,730
       Other..................................................               388,318           348,829
                                                                        ------------      ------------
         Total current liabilities............................             1,332,788           878,720

  Commitments and contingencies

  Stockholders' equity:
     Series A convertible preferred stock, $.01 par value,
       authorized 7,246,000 shares, none issued and outstanding                  -0-               -0-
       1998 and 1997..........................................
     Series B convertible preferred stock, $.01 par value,
       authorized 221,850 shares, none issued and outstanding in                 -0-               -0-
       1998 and 1997..........................................
     Common stock $.01 par value, authorized 50,000,000 shares,
       issued and outstanding 17,261,441 shares in 1998 and                  172,614           171,736
       17,173,629 in 1997.....................................
     Additional paid-in capital...............................            36,435,378        36,348,507
     Deficit accumulated during the development stage.........           (21,088,364)      (15,149,947)
                                                                        ------------      ------------
         Total stockholders' equity...........................            15,519,628        21,370,296
                                                                        ------------      ------------
  Total liabilities and stockholders' equity..................          $ 16,852,416      $ 22,249,016
                                                                        ============      ============






                 See accompanying notes to financial statements.

                       CHROMAVISION MEDICAL SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                                                 PERIOD FROM
                                                                                                  APRIL 1,
                                                                                                    1993
                                                                                                  (Inception)
                                                                                                   THROUGH
                                             THREE MONTHS ENDED          NINE MONTHS ENDED        SEPTEMBER
                                                SEPTEMBER 30,              SEPTEMBER 30,              30,
                                             1998           1997         1998          1997          1998
                                             ----           ----         ----          ----          ----
Revenue................................   $     7,194   $       -0-  $     7,194   $       -0-   $  1,247,580

Cost of revenue........................         4,523           -0-        4,523           -0-        547,262
                                          -----------   -----------  -----------   -----------   ------------

   Gross profit........................         2,671           -0-        2,671           -0-        700,318
                                          -----------   -----------  -----------   -----------   ------------

Operating expenses:
   Selling, general and administrative.       974,060       623,967    2,985,509     2,440,171     11,173,450
   Research and development............     1,176,330     1,022,138    3,427,820     2,524,608     11,892,314
   Legal settlement....................           -0-           -0-      300,000           -0-        300,000
                                          -----------   -----------  -----------   -----------   ------------

     Total operating expenses..........    (2,150,390)   (1,646,105)  (6,713,329)   (4,964,779)   (23,365,764)
                                          -----------   -----------  -----------   -----------   ------------

     Loss from operations..............    (2,147,719)   (1,646,105)  (6,710,658)   (4,964,779)   (22,665,446)
                                          -----------   -----------  -----------   -----------   ------------

Other income (expense):

  Interest income (expense), net.......       223,940       124,793      771,101        48,030      1,152,417
  Other income.........................         1,140           -0-        1,140           -0-        424,665
                                          -----------   -----------  -----------   -----------   ------------

     Total other income................       225,080       124,793      772,241        48,030      1,577,082
                                          -----------   -----------  -----------   -----------   ------------

     Loss before income taxes..........    (1,922,639)   (1,521,312)  (5,938,417)   (4,916,749)   (21,088,364)

Income taxes...........................
                                          ------------  -----------  -----------   -----------   ------------

     Net loss..........................   $(1,922,639) $(1,521,312) $(5,938,417)   $(4,916,749)  $(21,088,364)
                                          ===========  ===========  ===========    ===========   ============

Basic and diluted net loss per common
   share ..............................        $ (.11)      $ (.11)      $ (.35)        $ (.40)
                                          ===========  ===========  ===========    ===========

Weighted average number of common
   shares outstanding..................    17,257,745   14,334,512   17,221,604     12,208,180
                                          ===========  ===========  ===========    ===========



                 See accompanying notes to financial statements.

                       CHROMAVISION MEDICAL SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                      PERIOD
                                                                                    FROM APRIL
                                                                                      1, 1993
                                                                                    (Inception)
                                                                                      THROUGH
                                                            NINE MONTHS ENDED        SEPTEMBER
                                                              SEPTEMBER 30,             30,
                                                           1998          1997          1998
                                                           ----          ----          ----
   Cash flows from development stage activities:
   Net loss.........................................   $ (5,938,417)  $(4,916,749)  $(21,088,364)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation and amortization...............        447,829       201,635        719,565
        Non-cash issuance of preferred stock........             --            --        770,192
        Write-off of note receivable................             --            --         40,000
     Changes in operating assets and liabilities:
        Other current assets........................         45,193      (198,621)      (218,229)
        Deposits ...................................        (74,815)      (57,021)      (130,606)
        Accounts payable............................        230,303       178,661        540,464
        Accrued liabilities.........................        223,765      (971,062)       792,324
                                                       ------------   -----------   ------------
        Net cash used in operating activities.......     (5,066,142)   (5,763,157)   (18,574,654)
                                                       ------------   -----------   ------------
   Cash flows from investing activities:
   Note receivable from affiliate...................             --    (5,000,000)    (5,000,000)
   Note receivable..................................             --            --       (825,000)
   Collections on notes receivable..................             --            --        785,000
   Purchases of investments.........................     (1,476,549)           --     (3,882,627)
   Purchases of property and equipment..............     (1,520,375)     (905,300)    (3,389,438)
                                                       ------------   -----------   ------------
          Net cash used in investing activities.....     (2,996,924)   (5,905,300)   (12,312,065)
                                                       ------------   -----------   ------------
   Cash flows from financing activities:
   Proceeds from exercise of stock options..........         87,749            --        108,749
   Sale of common stock net of offering                          --    28,497,727     28,365,855
      costs......................
   Payments under revolving line of credit..........             --      (806,009)            --
   Sale of preferred stock..........................             --       998,325      7,363,196
                                                       ------------   -----------   ------------
          Net cash provided by financing activities.         87,749    28,690,043     35,837,800
                                                       ------------   -----------   ------------
          Net increase (decrease) in cash and cash       (7,975,317)   17,021,586      4,951,081
            equivalents...................
   Cash and cash equivalents beginning of period....     12,926,398       124,092             --
                                                       ------------   -----------   ------------
   Cash and cash equivalents end of period..........   $  4,951,081   $17,145,678   $  4,951,081
                                                       ============   ===========   ============







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

(3)     NET LOSS PER SHARE

        In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share". Statement 128 supersedes Accounting Principles Board Opinion No. 15, Earnings per Share (APB15), and specifies the computation, presentation, and disclosure requirements for earnings per share
(EPS) for entities with publicly held common stock. Statement 128 replaces the presentation of primary and fully diluted EPS with a presentation of basic and diluted EPS respectively. In connection with Statement 128, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 98, requiring dilutive instruments issued for nominal consideration during periods covered by an initial public offering registration statement to be retroactively reflected in the calculation of earnings per share for all periods presented. All net loss per share amounts for all periods have been restated to conform to Statement 128 and SAB 98 requirements.

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

(5)     LINE OF CREDIT

        On June 9, 1998, the Company entered into an agreement with its principal bank for a $5,000,000 revolving line of credit. The line expires May 30, 2000. At the Company's option, the interest rate is either prime less .25% or LIBOR plus 1.75%. There were no borrowings outstanding under the line of credit during the period. Any borrowings outstanding under the line of credit will be collateralized by the Company's investment held by the principal bank having a market value equal to 111% of the principal balance of the loans.

(6)     ASSET BASED FINANCING

        On May 15, 1998, the Company entered into a $1 million asset based financing agreement with borrowings available up to $750,000 through May 12, 1999 and the remaining $250,000 available thereafter contingent upon various conditions being met. There were no fundings during the period. All funding under this facility will be at a 12.6% interest rate.

PART I -- ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

        Statements in this report, including the following management's discussion, describing the plans, goals, strategies, intentions, and expectations of the Company and anticipated events are forward-looking statements. Important factors which could cause actual results to differ materially from those described in such forward-looking statements include the following: an inadequate supply of biological samples could delay completion of the clinical trials; the clinical trials could fail to demonstrate the efficacy of the ChromaVision Automated Cellular Imaging System ("ACIS(TM)") applications; the ability to commercialize the Company's products is dependent on obtaining appropriate U.S. Food and Drug Administration (the "FDA") and foreign regulatory approvals, which may not be obtained when anticipated or at all; manufacture of the ACIS(TM) is subject to FDA regulation; commercialization of the Company's products is dependent on acceptance by the medical community and medical insurance industry, which could be delayed or not obtained.

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

RESULTS OF OPERATIONS

REVENUE AND GROSS PROFITS

        Revenue and gross profits of approximately $7,000 and $3,000 respectively, for the three and nine months ended September 30, 1998, is primarily due to the first commercial placement of the Company's ACIS(TM). The revenue is currently being generated from monthly rental charges for usage of the ACIS(TM).

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Expenses for the three and nine months ended September 30, 1998 increased approximately 56% and 22%, respectively, over the comparable periods in 1997. The increase for the third quarter is primarily due to increases in the Company's Sales and Marketing staff necessary to support the commercialization of the Company's applications. The increase for the nine months ended is due primarily to administrative costs now being incurred related to the Company being a publicly traded corporation in addition to the increase in management and administrative personnel necessary to support the growth of the business. These increases were partially offset by relocation costs incurred in 1997 for moving the Company to California. The Company anticipates selling, general and administrative expenses to continue to increase in the near future as it becomes closer to the commercial phase of its development.

RESEARCH AND DEVELOPMENT EXPENSES

        Expenses for the three and nine months ended September 30, 1998 increased approximately 15% and 36%, respectively, over the comparable periods in 1997. These increases are primarily attributable to the addition of technical personnel to further develop the Company's applications and costs of the current clinical trials for prenatal screening for Down syndrome and cancer. The Company anticipates that research and development expenses will continue to increase in the near future due to costs related to the development of new applications, additional clinical trials and the continuation of technological advances to the ChromaVision ACIS(TM).

LEGAL SETTLEMENT

In April 1998 the Company paid $300,000 in settlement of certain pending patent litigation. See Note 4 of notes to the financial statements.

OTHER INCOME (EXPENSE)

        Other income for the three and nine months ended September 30, 1998 was approximately $225,000 and $772,000 respectively, consisting of net interest income from the investment of the Company's initial public offering net proceeds in interest bearing securities. For the comparable periods in 1997, net interest income was lower at approximately $125,000 and $48,000, respectively, since the initial public offering proceeds were not received until approximately August of 1997 and interest expense was incurred due to borrowings on the Company's revolving line of credit before it was paid off during the third quarter of 1997.

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

        In August and September of 1997, approximately $5.5 million of net proceeds from the IPO were used for repayment of the bank line of credit indebtedness and reduction of an inter-company payable to XL Vision, Inc., an affiliate of the Company. The bank line of credit expired January 31, 1998. In June 1998, the Company entered into another $5 million line of credit, which is collaterized by the Company's investments held by its principal bank. The line expires May 30, 2000. At September 30, 1998, the Company had approximately $13.8 million of cash and cash equivalents, note receivables and investments, working capital of approximately $12.5 million and no long-term debt.

        Capital expenditures for the nine months ended September 30, 1998 were approximately $1.5 million and related primarily to the manufacture of the ChromaVision ACIS(TM). Capital expenditures are expected to be approximately $2.5 million in 1998, although the Company's present plans could change and this amount could be materially different. The expenditures will be funded by current cash reserves. The Company's business plan anticipates placing ACIS(TM) instruments with users at no initial charge and charging a "per click" fee for each use of the instrument. The manufacture of these instruments will require a significant outlay of cash for which revenues will not be recognized until future periods. To partially offset the significant cash outlays, the Company has arranged for third-party asset based financing for these instruments presently totaling $1 million.

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

YEAR 2000 PROBLEMS

        The Company purchases computer hardware and software and also develops software for use in its ChromaVision ACIS(TM). In addition, purchased software is run on in-house computer networks. An inventory and assessment on the Company's product, in-house network software and its reliance on embedded technology is in process and to date, the Company has not noted any material Year 2000 problems which would prevent its products and systems from being capable of correctly interpreting dates beyond the Year 1999. However, until the assessment, validation and testing are completed, there remains considerable uncertainty due to the possibility of not completing our testing and validation as scheduled and/or uncovering Year 2000 problems that could create a material impact on our performance. Final testing is expected to be completed during the second quarter of 1999 with any remediation and or implementation to be completed by the end of 1999.

        The Company is currently in the process of surveying its key suppliers to determine whether they will be Year 2000 ready. In addition, due to the Company's development stage status, currently it does not have a customer base from which to survey Year 2000 problems. A significant interruption in key suppliers' and potential customers' activities due to Year 2000 problems could result in a material impact on the Company's financial results and operations. Also, a portion of the Company's potential revenue will be indirectly dependent upon our customers' reimbursement from federal, state and municipal government agencies and insurance companies, and the state of readiness of those third party payors is of concern. A significant interruption in the ability of one or more government agencies and insurance companies to reimburse these healthcare providers could lead to a significant interruption in cash received from those customers.

        The Company does not expect that the cost of its Year 2000 program will be material to its business, financial conditions or results of operations. Substantially all of its cost have consisted and are expected to continue to consist of compensation expense allocable to employees who work on the Year 2000 project. The Company does not separately track these expenses. All costs are expensed as incurred. We intend to determine if contingency plans are needed for any aspect of our business with respect to Year 2000 problems (including most reasonably likely worst case Year 2000 scenarios), and to create those contingency plans by the end of the first quarter of 1999.

        All statements in this Report regarding the Year 2000 problem involve forward-looking information as to which there is great uncertainty. The actual results of the Company's program to deal with the Year 2000 problem could differ materially from what the Company plans and anticipates because of the lack of experience of the Company and others with problems of this kind, the extent to which computer and other systems of business and other entities are inter-related and the lack of control over, and access to information of third parties upon whom the Company's business is dependent. The failure of the Company to correctly analyze and anticipate Year 2000 problems in its own operations or those of third parties or the failure or inability to develop effective contingency plans could have a material adverse effect on the Company's business.

PART II

ITEM 1  LEGAL PROCEEDINGS

        Reference is made to Note 4 of notes to the financial statements.

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

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             Number                            Description
             ------                            -----------

             10.1 Settlement and License Agreement dated April 21, 1998 between ChromaVision Medical Systems, Inc. and IDEA Research LLC (1)

             10.2 Business Loan Agreement and Security Agreement dated June 9, 1998 between ChromaVision Medical Systems, Inc. (the "Borrower") and Bank of America National Trust and Savings Association (the "Lender"). (2)

             10.3 Asset Based Financing Agreement dated May 11, 1998 between ChromaVision Medical Systems, Inc. (the "Lessee") and DVI Financial Services, Inc. (the "Lessor"). (2)

             27       Financial Data Schedule (electronic filing only) *

        (b)  Report on Form 8-k

                      None

------------
* FILED HEREWITH

(1) Incorporated by reference from registrant's Form 10-Q for the quarter ended March 31, 1998 dated May 13, 1998 and made a part hereof by such reference.

(2) Incorporated by reference from registrant's Form 10-Q for the quarter ended June 30, 1998 dated August 14, 1998 and made a part hereof by such reference

                                   SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          CHROMAVISION MEDICAL SYSTEMS, INC.

DATE:   November    , 1998                BY:  /s/  Douglas S. Harrington, M.D.
      ------------------------------           --------------------------------
                                               Douglas S. Harrington, M.D.
                                               Chief Executive Officer

DATE:   November    , 1998                BY:  /s/  Kevin C. O'Boyle
      ------------------------------           --------------------------------
                                               Kevin C. O'Boyle
                                               Vice President, Chief Financial
                                               Officer

                                 EXHIBIT INDEX
                                 -------------



Exhibit
Number                     Description
------                     -----------

10.1 Settlement and License Agreement dated April 21, 1998 between ChromaVision Medical Systems, Inc. and IDEA Research LLC (1)

10.2 Business Loan Agreement and Security Agreement dated June 9, 1998 between ChromaVision Medical Systems, Inc. (the "Borrower") and Bank of America National Trust and Savings Association (the "Lender"). (2)

10.3 Asset Based Financing Agreement dated May 11, 1998 between ChromaVision Medical Systems, Inc. (the "Lessee") and DVI Financial Services, Inc. (the "Lessor"). (2)

27             Financial Data Schedule (electronic filing only) *

------------------------
* FILED HEREWITH

(1) Incorporated by reference from registrant's Form 10-Q for the quarter ended March 31, 1998 dated May 13, 1998 and made a part hereof by such reference.

(2) Incorporated by reference from registrant's Form 10-Q for the quarter ended June 30, 1998 dated August 14, 1998 and made a part hereof by such reference