Form 10-K405
period 1998-12-31
CHROMAVISION MEDICAL SYSTEMS INC
filed 1999-03-31
CIK 1038223

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-K

MARK ONE

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________

                          COMMISSION FILE NUMBER 0-1000

                       CHROMAVISION MEDICAL SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                         75-2649072
  (STATE OR OTHER JURISDICTION                             (IRS EMPLOYER
OF INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NUMBER)

         33171 PASEO CERVEZA
       SAN JUAN CAPISTRANO, CA                              92675-4824
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)


                                 (888) 443-3310
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, PAR VALUE $.01

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

         Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Based on the closing sales price of March 22, 1999 the aggregate market value of the voting stock held by nonaffiliates of the registrant was $67,784,236.

         The number of shares outstanding of the registrant's Common Stock, $.01 par value was 17,548,129 at March 22, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

LOCATION IN FORM 10-K                 INCORPORATED DOCUMENT
---------------------                 ---------------------
Part III:  Items 10, 11, 12 and 13    Proxy Statement for 1999 Annual Meeting
                                      of Shareholders

================================================================================

                                TABLE OF CONTENTS

                                                                           PAGE NUMBER
                                                                           -----------
                                     PART I
Item 1.    Business.........................................................     3
Item 2.    Properties.......................................................    13
Item 3.    Legal Proceedings................................................    13
Item 4.    Submission of Matters to a Vote of Security Holders..............    13

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
             Matters........................................................    16
Item 6.    Selected Financial Data..........................................    17
Item 7.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations.......................................    18
Item 7a.   Quantitative and Qualitative Disclosures About Market Risk.......    21
Item 8.    Financial Statements and Supplementary Data......................    22
Item 9.    Changes in and  Disagreements with Accountants on Accounting
            and Financial Disclosure........................................    35

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant..............    36
Item 11.    Executive Compensation..........................................    36
Item 12.    Security Ownership of Certain Beneficial Owners and Management..    36
Item 13.    Certain Relationships and Related Transactions..................    36

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports of
             Form 8-K.......................................................    37
       SIGNATURES

         STATEMENTS IN THIS REPORT DESCRIBING THE PLANS, GOALS, STRATEGIES, INTENTIONS, AND EXPECTATIONS OF THE COMPANY AND ANTICIPATED EVENTS ARE FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED IN SUCH FORWARD-LOOKING STATEMENTS INCLUDE THE FOLLOWING: AN INADEQUATE SUPPLY OF BIOLOGICAL SAMPLES COULD DELAY COMPLETION OF THE CLINICAL TRIALS; THE CLINICAL TRIALS COULD FAIL TO DEMONSTRATE THE EFFICACY OF THE CHROMAVISION AUTOMATED CELLULAR IMAGING SYSTEM ("ACIS") APPLICATIONS; NEW APPLICATIONS MAY NOT BE SUCCESSFULLY DEVELOPED; THE ABILITY TO COMMERCIALIZE THE COMPANY'S PRODUCTS IS DEPENDENT ON OBTAINING APPROPRIATE U.S. FOOD AND DRUG ADMINISTRATION (THE "FDA") AND FOREIGN REGULATORY APPROVALS, WHICH MAY NOT BE OBTAINED WHEN ANTICIPATED OR AT ALL; MANUFACTURE OF THE ACIS IS SUBJECT TO FDA REGULATION; COMMERCIALIZATION OF THE COMPANY'S PRODUCTS IS DEPENDENT ON ACCEPTANCE BY THE MEDICAL COMMUNITY AND MEDICAL INSURANCE INDUSTRY, WHICH COULD BE DELAYED OR NOT OBTAINED.

                                     PART I

ITEM 1. BUSINESS

         ChromaVision Medical Systems, Inc. is a laboratory medical diagnostics company that develops and manufactures an Automated Cellular Imaging System (ACIS(TM)) for a wide variety of clinical and research applications. The Company currently markets the products to research centers and is previewing the system to university medical centers and commercial laboratories in anticipation of receiving clearance from the FDA based on a filing made in November 1998, which would result in several commercialized applications. The ACIS and one application, leukocyte alkaline phosphatase (LAP), were cleared for commercial distribution in the U.S. by the FDA in June of 1997.

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

         The intelligent imaging technology integrated within a fully automated microscopy platform creates a powerful diagnostic system that delivers superior sensitivity, accuracy, labor savings and speed to cell based diagnostics. The ACIS enables diagnostic procedures, such as rare event detection, that are either impractical or impossible using today's manual methods.

         The ChromaVision ACIS is designed for fully automated, walk away operation. The slides are automatically scanned by the system, initially at low magnification to identify potential targeted cells using color characteristics. The location of targeted cells is discovered utilizing sophisticated color space transformation techniques. Cells are then re-imaged at a higher power and verified as a proper cell candidate using additional color and morphological criteria. Digital images of the targeted cells are stored for scoring and later review by the technologist and pathologist. Once the image is reviewed and accepted, the digital images serve as a permanent record of the patient's sample and test results. The digital image can also be sent electronically for remote review and consultation.

         A broad range of potential applications is targeted for the ACIS with initial focus in the areas of cancer, infectious disease and prenatal diagnostics. Each of these applications will have to be developed, feasibility tested and probably clinically tested. No assurance can be given that any of these applications will become commercially available.

INDUSTRY OVERVIEW

         The healthcare industry, for which total expenditures in the United States are estimated to have exceeded one trillion dollars in 1996, is experiencing a shift from predominantly a fee-for-service system to a managed care system. The pricing structure under the managed care system is based on "firm-fixed" pricing, as compared to the "cost-plus' pricing under the fee-for-service system. This change in pricing structure is effectively shifting much of the economic risk of healthcare cost from employers and individuals to insurance companies, healthcare delivery systems, hospitals and physicians. Unlike the fee-for-service system, in which each diagnostic examination and each treatment procedure results in a fee, the cost of many diagnostic examinations and treatment procedures is not directly reimbursable under the managed care system, which in turn results in reduced revenue and lower profits for healthcare providers as service utilization increases. Consequently, healthcare providers are increasingly seeking more efficient and more accurate methods of disease diagnosis in order to improve patient care and eliminate many unnecessary and costly examinations and procedures.

         A critical aspect in the diagnosis of many diseases and genetic disorders is the detection of abnormal cells, or cells and organisms with specific characteristics, during a microscopic examination of biological specimens taken from patients. Estimates place the number of diagnostic procedures performed in the United States at over one billion per year. The biotechnology industry has responded to this opportunity by rapidly developing a growing number of highly specific and increasingly sensitive reagents, which are used to treat biological specimens to highlight targeted cellular characteristics. Currently, the cell detection process in the vast majority of microscopic examinations is performed manually by a trained technologist or physician. Manual microscope examinations are currently being performed in approximately 10,800 clinical laboratories in the United States, and approximately 31,000 clinical laboratories worldwide.

         Manual microscopic diagnostic examinations performed to date, while necessary and important, are nonetheless subjective in nature. Among the factors contributing to this subjectivity is the lack of standardization of methodology for both the handling and the staining of the specimen. A broad spectrum of reagents and preparative approaches are often employed for a particular assay between laboratories, which can substantially influence the final result. The lack of consensus on required diagnostic criteria, as well as the experience of the pathologist, can further contribute to subjectivity in interpretation. Together, these factors can result in variations in reportable results, ranging from modest (and probably insignificant) differences to the extreme case of false positive or false negative results.

CORE COMPETENCIES AND STRATEGIES

         The Company's major strategic advantage is the flexibility of the ACIS technology, which can be adapted for use in multiple applications (disease conditions). The ability to add new applications to an existing platform gives the ACIS an advantage over other specialized instruments performing single procedures such as PAP analysis. The Company's core competencies and strategies are listed below.

         BRIGHT FIELD CELLULAR TECHNOLOGY

         The ACIS is a fully-automated computer-based microscope designed to detect and count cells based on color and morphology, and measure specific cell and tissue based characteristics utilizing its technical platforms (rare-event detection, scoring, rapid counting and tissue analysis). This technology is designed to enable diagnostic procedures that would be impossible or impractical by using manual methods. The ACIS is designed to enable healthcare providers to improve the consistency and accuracy of patient diagnoses, enhance overall patient care and lower costs.

         The ACIS uses color as its primary discriminator when analyzing slides. The advantage of this is that the majority of slide based applications currently being performed in laboratories use some form of color to assist in the analysis. The color on a microscope slide is produced by the reaction between common laboratory reagents and the cells of interest. The FDA appears to be comfortable with the premise of "finding color" primarily because of its widespread adoption.

         THE IMAGE

         The end result of analyzing slides on the ACIS is the automated location of diagnostic cells, quantification of the cells and a montage displayed on the computer monitor. These images are robust enough to allow a trained professional to make a diagnosis. Other competing technologies do not display their results and often require that the specimen be disassociated or destroyed as part of their processing. The power of visualizing the diagnostic cells for review on the monitor can be expected to substantially improve the accuracy of the diagnosis.

         SENSITIVITY

         Tests, which were performed using specific color-reagents, have shown that the ACIS is capable of consistently detecting one abnormal cell in a population of 120 million normal cells. This superior sensitivity is expected to translate into a very substantial potential market for the ACIS that requires rare-event detection to be effective, such as the micrometastases / minimum residual disease cancer market.

         MULTI-APPLICATION PLATFORM

         The ChromaVision technology supports a variety of established and FDA-approved reagents and stains. To the extent that new reagents or stains are developed and introduced to the diagnostic industry, the ACIS is designed to be reconfigured to work with these new substances. This gives ChromaVision a competitive advantage over systems that support only one or a limited number of applications.

         OBJECT-ORIENTED CODE

         The software that drives the ACIS is built on an "object-oriented" foundation. This software development approach is designed to allow each new (follow-on) application to be built from existing software building blocks, and therefore completed with a significant savings in time and resources.

         PIPELINE OF POTENTIAL APPLICATIONS

         It is the Company's plan to maintain a "pipeline" of next-generation applications ready to move into current product development once initial applications are commercialized.

         This pipeline concept is essential because of the nature of biological systems. The reaction or outcome of an application cannot be reliably predicted without rigorous testing and examination. The pipeline allows for an application to be moved quickly and seamlessly into the development queue in the event that a current application is unsuccessful or re-prioritized. Additionally, to maximize the financial return to ChromaVision, we have a diversified base of potential applications.

         PER-TEST (CLICK) REVENUE MODEL

         ChromaVision intends to place the instruments with customers on a per-use or annuity model as opposed to outright sale of the instrument. The per-use, or "per-click", charge will be triggered by the specific application or test being run. This model removes the capital acquisition barrier to new instrument placements and shortens the amount of time required to place an instrument with a customer. ChromaVision will sell instruments into certain non-commercial research centers that are unable to use the annuity-type placement.

CHROMAVISION ACIS APPLICATIONS

         Although the ACIS has been approved for commercial distribution for only one application to date, the Company believes that its technology can be used in the identification of abnormal cells within blood, sputum, bone marrow, tissue, fine needle aspirates and other sample types and may be used to aid in the diagnosis of breast, prostate, lung, colorectal and other cancers, as well as infectious agents, genetically based abnormalities and other diseases. The following are the initial target applications being pursued by the Company:

         HER2/NEU

         The human epidermal growth factor receptor-2 (HER-2) gene has been shown to be clinically important in breast and ovarian cancer. In breast cancer, numerous clinical studies have documented that gene amplification (i.e. additional copies of the HER-2 gene) or HER-2 protein overexpression is seen in approximately 25-30% of cases. These features have been shown to correlate with a poorer clinical outcome for the patient (i.e. relatively shorter survival or disease-free survival), relative to cases without amplification of this gene or protein overexpression.

         The last several months have witnessed an exciting new development in the treatment of breast cancer, which is directly related to the HER-2 protein. Specifically, an antibody-based therapy called Herceptin(TM) has been developed by Genentech, Inc. and recently cleared by the FDA, which targets the HER-2 protein. Herceptin represents the first example of specific molecular therapeutic targeting of a human solid tumor. This new therapeutic has been shown to be clinically effective when used alone or when combined with conventional cytotoxic chemotherapy. Generally, there is less morbidity associated with Herceptin therapy than with conventional chemotherapy.

         Treatment with Herceptin requires a test for HER-2 gene amplification or protein overexpression, due to the fact that only patients whose tumor overexpresses the HER-2 protein have been shown to respond to Herceptin. Recently, DAKO Corporation with assistance from Genentech, Inc. submitted a new antibody test called Herceptest for measuring HER-2 protein overexpression for FDA approval. The test was rapidly approved by the FDA for the purpose of assisting the oncologist with therapeutic decision-making of Herceptin treatment.

         The FDA cleared HercepTest(TM), a diagnostic antibody test that utilizes a staining procedure targeted to the HER-2 protein, along with other reagents which ultimately "color" the HER-2 protein with a brown color that can be visualized microscopically by the pathologist. Following staining with HercepTest reagents, the pathologist generally scores the level (intensity) of the colored product to provide a measurement of the amount of the HER-2 protein in the patient's tumor. Unfortunately, this method is recognized to be subjective in nature, with known variability in scoring between pathologists.

         The Company has an agreement to collaborate with DAKO to offer a system in which the ACIS is used with HercepTest for analysis of HER-2 protein expression. The imaging system represents a computerized microscopy system, which has extremely sensitive capability for color detection and highly accurate and reproducible color-based measurement of HER-2. As compared with manual microscopy where the interpretation of HER-2 expression is subjective, computer-based analysis available using the ACIS provides objective, quantitative, and highly reproducible results. Based on the capability for more accurate measurement of the level of HER-2 protein expression, the ACIS may allow for improved identification of patients who warrant treatment with Herceptin. As such, it holds the potential to provide a powerful new tool in the diagnostic workup of the breast cancer patient, and ultimately in the clinical management of the patient. While this is a very promising program, testing and clinical trials all need to be completed. Thus there remains uncertainty about the success of the program.

OTHER CANCER APPLICATIONS

         The Company is currently evaluating the use of the ChromaVision ACIS for various cancer applications including prostate, breast, lung and colorectal cancer. The applications currently in clinical trials are referred to as micrometastases ("MM"), minimal residual disease ("MRD") and hematological malignancies. Scientists researching MM and MRD during the last 15 years have had to employ manual microscopy to test samples from patients with many forms of cancer. Researchers attempting to detect and quantify MM or MRD seek to address issues such as the location and pervasiveness of various forms of cancer and the effectiveness of treatments in preventing the relapse of a disease. Typically, MM and MRD require the search for a few tumor cells on slides with potentially one million or more cells, and the tedious manual examination required for such diseases may hinder clinical acceptance and usefulness of test procedures. The Company believes that the speed, accuracy and consistency made possible by the ChromaVision ACIS can have a material impact on addressing clinical issues such as the location and pervasiveness of various forms of cancer, and further, can hasten the clinical practicality and acceptance of the procedure. Such information is important during the on-going monitoring of a patient's condition as it may contribute to the categorization or "staging" of the cancer's status. This monitoring and staging procedure is generally regarded as necessary to prescribing appropriate treatments. While the acceptance of the commercial procedure still involves substantial uncertainty, preliminary results from tests conducted at the Kenneth Norris Cancer Center, at the University of Southern California indicate that the ChromaVision ACIS may be useful in MM and MRD applications, and the Company believes that the ChromaVision ACIS may make MM and MRD applications practical on a broader scale than had previously been possible.

         Recent studies have demonstrated that finding tumor cells in bone marrow biopsies is a valuable prognostic tool for predicting the risk of cancer recurrence in patients with early stage breast cancer. In these studies, tumor cells were detected in 31% of patients who had no tumor cells in their lymph node glands at the time of surgery. Consequently, those patients who had no tumor cells in their lymph nodes would have been presumed to have no additional disease present, even though 31% of the time a bone marrow diagnosis would have found tumor cells indicating that their disease had spread outside of the breast. The finding of tumor cells in bone marrow of patients with no tumor in their lymph nodes suggests that these patients should receive additional treatment. In fact in these recent studies, among patients with tumors less than two centimeters, tumor cells in bone marrow were the most powerful predictor of outcome. The Company believes that its preliminary studies indicate the potential for the ChromaVision ACIS device to make micrometastases examinations practical in the clinical arena and to reduce cost, increase accuracy, reproducibility and sensitivity as compared to manual screening.

QUANTITATIVE VIRAL LOAD (HIV, HPV, CMV)

         The Center for Disease Control estimates that approximately 1,000,000 Americans are currently infected with HIV, the virus responsible for Acquired Immune Deficiency Syndrome (AIDS). Early studies quickly identified the value of following the levels of certain types of blood cells, known as CD4 T-cells, to predict patient prognosis. The absolute level of CD4 T-cells is a recognized marker of disease progression and prognosis. The determination of these markers currently requires flow cytometry and hematology analyzers. More recent studies have demonstrated the value of directly measuring the amount of virus in the bloodstream to predict disease progression and monitor therapy. However, most of the virus is inside cells and current methods only measure virus that is shed into the blood fluid. The ChromaVision ACIS can perform viral load quantification at the cellular level and simultaneous CD4 T-cell determinations, allowing more accurate assessment of prognosis and therapeutic response. The technology also could have potential as an application to cervical cancer screening by identifying and quantifying certain types of Human Papilloma Virus
(HPV) in cervical cells that are associated with a high risk of progression to cervical cancer. Cytomegalovirus (CMV) is a virus that can cause blindness and other clinical complications in immune deficient patients. CMV serum markers are unreliable in diagnosing active disease and only demonstration of actual virus in cells justifies treatment to be initiated.

TRIPLE PLUS(TM) APPLICATION

         The Company is currently in clinical trials utilizing the ChromaVision ACIS for the Triple Plus(TM) application. If the Triple Plus(TM) proves effective, its use in prenatal screening will mean that women who are at high risk of a Down syndrome pregnancy will be more effectively identified for a diagnostic amniocentesis. The Triple Plus(TM) test makes use of the cytochemical marker UR-NAP either alone or in combination with one or more of the biochemical components of the current Triple Screen. Triple Plus(TM) is intended to become the successor to the Triple Screen test, which is currently the most commonly used prenatal screen of maternal blood to indicate the degree of risk of carrying a fetus affected with Down syndrome. The Triple Screen test is considered to be the "standard of practice" for pregnant women under the age of 35 years, and the Company believes that it is performed approximately 2.5 million times per year in the United States and approximately 6 million times per year worldwide. Based on the age of the patient and the results of the Triple Screen test, the patient is evaluated for the need of undergoing an amniocentesis to diagnose a Down syndrome fetus. Down syndrome risk estimates are currently derived by a complex mathematical process that combines results of the Triple Screen with the known odds of a Down syndrome fetus based on maternal age. The combined risk indicates likelihood of Down syndrome affecting a pregnancy, and thus the need for amniocentesis. Approximately 85% of the patients identified as patients with a high-risk pregnancy by the Triple Screen test choose to undergo amniocentesis.

         Cambridge University (Addenbrooke Hospital, Cambridge, England) is leading multi-site clinical trials with participants including Genzyme Genetics to evaluate the Triple Plus(TM) test. This new test is designed to improve the existing predictive value and to significantly lower the overall false positive rates in initial screens for Down syndrome. Clinical trials have begun using samples collected at more than a dozen sites worldwide. Delays in clinical trials could occur, and there is no assurance that this application will successfully develop.

OTHER POTENTIAL APPLICATIONS

         The Company is evaluating the potential use of the ChromaVision ACIS in other applications, including colon cancer (133,500 new cases per year in the U.S.), lung cancer (177,000 new cases per year in the U.S.) and blood screening for various contaminants and mycobacteria (tuberculosis). As with all applications, the Company intends to employ the ChromaVision ACIS color detection as the primary means of cellular detection. While the Company believes that the ChromaVision ACIS may be effective for these potential applications, additional tests are required to address the clinical efficacy, value propositions, regulatory requirements and other issues associated with each application. There can be no assurance that the Company will successfully develop the ChromaVision ACIS for any of these applications.

MARKETING

         The Company intends to focus its marketing efforts on independent reference laboratories, hospital laboratories and Health Maintenance Organization laboratories by offering the ChromaVision ACIS on a "per click" basis. This strategy is intended to simplify customer procurement decisions, facilitate the introduction of new diagnostic tests as they become available and develop recurring revenue for the Company. The Company currently has 10 employees dedicated to sales and marketing efforts.

         Currently, the Company intends to market and distribute its Down syndrome screening product (Triple Plus(TM)) through an agreement with Sigma Diagnostics, Inc. ("Sigma"). Sigma has a worldwide distribution and service capability in conjunction with its parent, Sigma-Aldrich. The Company believes that significant advantages exist as a result of its relationship with Sigma, which will greatly enhance the time to market and reduce the cost of sales. The current Triple Screen application is performed by a relatively concentrated market. The Company estimates that in the United States, approximately 70% of all tests are performed by five laboratory enterprises. An additional 30% of the tests are performed at approximately 70 hospital laboratories. Similar characteristics exist for the European countries. The limited number of laboratories performing the Triple Screen greatly facilitates marketing the Triple Plus(TM).

STRATEGIC ALLIANCES

         As part of its business strategy, the Company intends to develop and pursue new applications for the ChromaVision ACIS product and enhance its distribution, marketing and manufacturing capabilities through strategic alliances. These application-specific alliances will focus on integrating the reagents and other color-based detection probes with the ChromaVision ACIS platform in a manner which provides quality and economic value to customers. The Company is seeking to form strategic alliances with reagent manufacturers, researchers and other third parties under which the ChromaVision ACIS will be used as the platform of choice for the detection and quantification of such reagents. Each new application alliance can provide value to all other ChromaVision application partners as new applications drive new platform installations, and in turn make the ChromaVision ACIS an increasingly attractive means to access the marketplace.

         In order to capture market share for its applications, the Company intends to pursue relationships with third parties capable of effectively distributing the ChromaVision ACIS and providing related services on a large-scale basis.

         The Company initially plans to work directly with its clinical collaborators to gain acceptance in the medical community for new applications. In order to capture market share for applications in which distribution would be more widely disbursed, the Company intends to pursue relationships with third parties capable of effectively distributing the ChromaVision ACIS and providing related services on a large-scale basis. The Company believes that such alliances will enable it to minimize certain risks related to the time, effort and expenses associated with the internal development of similar distribution capabilities, particularly for international markets.

         In October 1997, the Company negotiated a worldwide distribution and development agreement with Sigma focusing on the Down syndrome test. In addition to manufacturing the primary reagents used for the test, Sigma also has worldwide marketing and sales capabilities. Sigma is a vertically integrated, ISO 9000 certified, in vitro device manufacturer. Sigma was the first in vitro diagnostics manufacturer to offer kits for the clinical diagnostics market. For the past 50 years, Sigma-Aldrich, the parent company of Sigma, has developed a worldwide distribution and communication network that serves as the basis for an extensive distribution capability for Sigma. This capability gives Sigma a greater sales and distribution reach than it would normally have for a manufacturer of its size. Sigma is able to utilize the more than 30 subsidiaries of Sigma-Aldrich throughout the world and their distributors to promote its products in over 140 countries. In the subsidiaries located in Western Europe including France, Germany, United Kingdom, Italy, the Netherlands and Luxembourg, Sigma maintains support capabilities for both reagents and instruments. All Sigma distributors are trained and qualified to support their product lines.

         In October 1998, the Company signed an agreement to jointly develop, market and sell a tissue-based system with DAKO Corporation. The introductory application will be Herceptest(TM), a FDA cleared diagnostic that is used to identify breast cancer patients likely to respond to the recently cleared drug Herceptin(TM) developed by Genentech. Follow-on tissue applications will include estrogen receptor (ER), progesterone receptor (PR), Ki-67/Mib1 a tumor proliferation marker, and micromets (MM/MRD). DAKO and ChromaVision will have joint responsibility for marketing of the system in the United States. DAKO will have primary responsibility for account management; reagents, autostainers and contract management and ChromaVision will have primary responsibility for providing its expertise with respect to the ACIS.

THE CHROMAVISION AUTOMATED CELLULAR IMAGING SYSTEM TECHNOLOGY

         SOFTWARE. The technology underlying the ChromaVision ACIS is the Company's internally developed software which enables it to detect colored objects (i.e. stained cells) dramatically better than the human eye and with greater accuracy and sensitivity than morphology-based automated systems. The Company's software utilizes advanced imaging concepts referred to as "color spaces" and "color space conversion." In this manner, the ChromaVision ACIS reduces the cell detection problem to finding bright objects on a dark background. The ChromaVision ACIS's ability to locate stained objects is not limited to any specific reagent color, nor is it affected by the brightness of the background. Additionally, the sophisticated autofocus algorithms, fast image acquisition and proprietary color space transformations occur at rapid processing speeds, thereby making possible rare event detection and "imaging on the fly."

         HARDWARE. The hardware components used in the ChromaVision ACIS consist primarily of (i) an optically superior visible light microscope, (ii) a color CCD camera, (iii) an automated, precision robotics slide transport system, (iv) a central processor unit with a specialized image processor subsystem and (v) system interfaces including a monitor, trackball or mouse, keyboard, serial dial-up and local area network ports and color printer. The Company employs a development and manufacturing strategy which uses state of the art components which are generally available off-the-shelf to make development, service and upgrades less costly. However, the Company does rely on sole source suppliers for certain components in its product of which any interruption would cause a material adverse impact on the Company's operations.

         The ChromaVision ACIS is designed to enable a laboratory technician to operate the system using simple "point and click" commands. The system interface includes a monitor for viewing high quality color images of the cells, system commands and status. Initial setup of the system is configurable through extensive preference and configuration menus so that scanning magnifications, stain types and other operations may be tailored to the application.

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

         The Company's commercial success will depend in part on its ability to protect and maintain its proprietary technology and to obtain and enforce patents on its technology. The Company has applied for eight patents with the U.S. Patent and TradeMark Office (PTO) regarding certain aspects of the ChromaVision ACIS software technology. There can be no assurance that any patent applications filed by the Company will result in the issuance of patents or that any patents issued to the Company will afford protection against competitors that develop similar technology, or that a competitor will not reverse-engineer the Company's software. On April 21, 1998 the Company signed a settlement agreement with IDEA Research LLC ("IDEA Research") related to litigation filed by the Company on November 10, 1997 involving, among other things, a claim by IDEA Research of patent infringement against the Company. See Item 3 (Legal Proceedings) for further discussion.

         The Company currently relies on a combination of trade secrets, proprietary knowledge, technological advances and confidentiality agreements entered into with its employees and certain consultants to protect its proprietary rights. No assurance can be given that the Company's efforts will provide meaningful protection for its un-patented proprietary technology against others who independently develop or otherwise acquire substantially equivalent technologies or gain access to misappropriate or disclose the Company's proprietary technology.

         There can be no assurance that other parties will not in the future make claims or threaten to take legal action against the Company alleging infringement of patents by the Company. The medical device industry has been the subject of extensive litigation regarding patents and other rights. Patent litigation can be costly and time consuming, and there can be no assurance that the Company will not incur substantial litigation expenses in the future. If the Company were determined to be infringing any patent, the Company could be required to pay damages, alter its products or processes, obtain licenses and/or cease certain activities. In addition, if patents are issued to others which contain claims that cover subject matter made, used or sold by the Company, the Company may be required to obtain licenses to these patents, to develop or obtain alternative technology or to cease using such technology. If the Company is required to obtain any licenses, there can be no assurance that the Company will be able to do so on terms acceptable to the Company, if at all. A determination that the Company is infringing the patents of others could have a material adverse effect on the Company's business and results of operations.

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

         Under the FDA Act, medical devices are classified into one of three classes on the basis of the controls necessary to reasonably ensure their safety and effectiveness. Class I devices are those whose safety and effectiveness can reasonably be ensured through general controls, such as labeling, premarket notification and adherence to FDA-mandated GMP. Class II devices are those whose safety and effectiveness can reasonably be ensured through "special controls," such as performance standards, post-market surveillance, patient registries and FDA guidelines. Class III devices are devices that must receive premarket approval ("PMA") by the FDA to ensure their safety and effectiveness. They are generally life sustaining, life-supporting or implantable devices, and also include most devices that were not on the market before May 18, 1976 and for which the FDA has not made a finding of substantial equivalence pursuant to a less extensive procedure known as a 510(k) clearance.

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

         The Company has obtained its first 510(k) clearance from the FDA to market the ChromaVision ACIS with a NAP marker to screen blood for malignancy. The Company is developing, and intends to develop, additional applications for the device, and plans on developing new, and/or enhanced capabilities for the device. The Company filed in November 1998 a 510(k) application with the

FDA for immunohistochemistry ("IHC"). The Company believes that the clearance of this filing, together with its first 510(k) clearance using a biochemical marker, would enable a number of applications that utilize these methods to be added to the ChromaVision ACIS potentially without the need for additional 510(k) filings with the FDA. The Prenatal screening for Downs Syndrome application utilizes the biochemical method and therefore the Company believes that a separate filing would not be required. There is no assurance that the FDA will concur strictly with method based filings, and may require a separate filing for each intended application.

         For future applications, should the FDA determine that the ChromaVision ACIS is not substantially equivalent to other 510(k) predicate devices, the Company may be required to file for a PMA. The PMA process is significantly more complex, expensive and time consuming than the 510(k) process. The PMA process generally requires the performance of well-controlled clinical investigations in order to obtain FDA clearance, although other kinds of valid scientific evidence may be sufficient to determine the effectiveness of some devices. The PMA process typically requires two years, and may never result in approval. Determination by the FDA that any of the Company's products or applications is subject to the PMA process could have a material adverse effect on the Company's business, results of operations and financial condition. Nonetheless, should a PMA be required, a business benefit can accrue in the sense that a PMA can serve as a competitive barrier to entry. Although no time frames can be assured for either a 510(k) clearance or PMA approval, it is generally assumed that a 510(k) clearance may be more readily obtained.

         The FDA Act requires that medical devices be manufactured in accordance with the FDA's current GMP regulations. These regulations require, among other things, that (i) the manufacturing process must be regulated and controlled by the use of written procedures and (ii) the ability to produce devices which meet the manufacturer's specifications be validated by extensive and detailed testing of every aspect of the process. They also require investigation of any deficiencies in the manufacturing process or in the products produced and detailed record keeping. Manufacturing facilities are therefore subject to FDA inspection on a periodic basis to monitor compliance with GMP requirements. If violations of the applicable regulations are noted during FDA inspections of the Company's manufacturing facilities or the manufacturing facilities of its contract manufacturers, there may be a material adverse effect on the continued marketing of the Company's products.

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

         The Company and its products may be subject to a variety of other laws and regulations in those states and countries where its products are or will be marketed. These restrictions may hinder the Company's ability to market its products in those states or countries. Use of the Company's products may further be subject to periodic inspection, quality control, quality assurance, proficiency testing, documentation and safety reporting standards pursuant to the Joint Commission on Accreditation of Healthcare Organizations, a self-regulated consortium of health care organizations.

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

COMPETITION

         Although the predominant method of cell based diagnostics will remain traditional microscopic analysis performed by pathologists, there are several companies engaged in the development of cell based diagnostic and imaging systems that could result in potential competition for targeted ACIS markets and customers.

         ChromaVision is most often compared to other automated microscope systems, as the hardware components are somewhat similar. Five of these companies (Morphometrix Technologies, Inc., Neuromedical Systems, Inc., Neopath, Inc., Autocyte, Inc. and Intelligent Medical Imaging, Inc. "IMI") utilize morphology for cell identification, as compared with the color-based approach that is the foundation of the ChromaVision system. The first four companies are primarily engaged in the PAP smear market, and IMI has targeted white blood cell differential tests. ChromaVision's proprietary color-based image analysis software is completely different than that employed by other automated microscope systems and offers significant advantages of speed and sensitivity needed in the detection of rare cellular events. The potential for multiple applications and markets represents a critical difference from other automated microscope manufacturers that emphasize labor savings as their primary value advantage. Other imaging systems such as Applied Imaging Corporation and Autocyte, Inc. share similar imaging technology yet are focused on specific research applications as compared to ChromaVision's focus on the clinical diagnostic market.

         Other technologies utilized for rare event detection and cellular diagnostics include fluorescent in-situ hybridization, flow cytometry and PCR. The latter two technologies destroy the specimen to analyze it and therefore they do not allow for a subsequent independent review of the targeted cells.

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

RESEARCH AND DEVELOPMENT

        The Company's core competency to date has been centered on research and development, specifically in the area of advanced imaging as applied to the detection and quantification of reagent-stained cellular material. Currently, the Company has 19 employees dedicated to engineering and research and development, including several scientists who hold Ph.D. degrees in various disciplines, primarily in the areas of image science and software algorithms. The senior members of the research and development staff that initially developed the proprietary technology have experience in the development of sophisticated imaging systems including those used in the Strategic Defense Initiative and the Cruise Missile program. ChromaVision's research and development staff is experienced in the rapid prototyping and development of advanced software-based, electro-optical-mechanical systems. The Company intends to continue to invest heavily in the recruitment of experienced scientists and engineers with an emphasis on achieving a balance between research and development innovation and support of focused, market driven requirements. Research and development spending was approximately, $1,979,000, $3,565,000 and $4,664,000 for 1996, 1997 and 1998, respectively.

MANUFACTURING

        The ChromaVision ACIS is currently developed and manufactured at the Company's headquarters in San Juan Capistrano, California. At the San Juan Capistrano facility, components are assembled, the microscope is optically aligned, software is loaded, and the system is tested. Components of the system are either manufactured by the Company, purchased off-the-shelf, or manufactured by subcontractors to the Company's specifications. The Company relies on sole source suppliers for certain components in its product of which any interruption would cause a material adverse impact on the Company's operations. The system uses an off-the-shelf CCD camera and an Intel/Microsoft-based personal computer. The system can be adapted for use with most popular microscopes and related optical accessories. A proprietary video capture and processing board is used along with proprietary color detection techniques developed by ChromaVision researchers. The Company intends to enhance its manufacturing capabilities to coincide with the commercialization of the ChromaVision ACIS. The Company is GMP compliant, achieved ISO 9001 certification in October 1998 and a CE Mark in March 1999.

EMPLOYEES

        As of December 31, 1998, the Company employed 56 persons of which 19 persons were in product development and engineering, 17 persons were in manufacturing, quality assurance and field services, 10 persons were in finance, executive and administrative capacities and 10 persons were in sales and marketing. The Company is not subject to any collective bargaining agreements and the Company believes that the relationship with its employees is good.

ITEM 2. PROPERTIES

        The Company's executive and development and manufacturing facilities are located in San Juan Capistrano, California, in approximately 21,000 square feet. The Company leases the space at an annual rent of approximately $127,000. This lease expires on February 28, 2000 with an option to renew the lease an additional three years. Management of the Company believes that this facility will be adequate to meet the Company's needs through the year 2000.

ITEM 3. LEGAL PROCEEDINGS

        Note 9, Commitments and Contingencies, of the Notes to Financial Statement are hereby incorporated by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the security holders of the Company during the fourth quarter ended December 31, 1998.

EXECUTIVE OFFICERS

        The following persons were executive officers of the Company at March 13, 1998:


NAME                            AGE                           POSITION
----                            ---                           --------
Douglas S. Harrington, M.D.     46   Chief Executive Officer, President and Director
Kenneth D. Bauer, Ph.D.         47   Vice President and Chief Science Officer
Kevin C. O'Boyle                42   Senior Vice President of Operations and Chief Financial Officer
Diethart Reichardt              56   Vice President of International Business Development and Operations
Michael G. Schneider            48   Vice President of Manufacturing and Service
Patricia Sisson                 45   Senior Vice President of Marketing, Sales and Strategic Planning
Jose de la Torre-Bueno, Ph.D.   50   Vice President of Research and Development

        DOUGLAS S. HARRINGTON, M.D. has been Chief Executive Officer since December 1996 and President since December 1998. Prior to joining the Company, Dr. Harrington served as Chairman and President of Strategic Business Solutions, Inc., a privately held company specializing in the commercialization of biotechnology, and as a Principal in Douglas S. Harrington and Associates, a strategic consulting firm. From 1992 to 1995, Dr. Harrington served as President of Nichols Institute, a publicly traded healthcare laboratory services provider, now part of Quest Diagnostics, Inc., a publicly traded laboratory services provider. Prior to 1992, Dr. Harrington held various management positions within Nichols Institute including Vice President of Operations and Medical Director. Dr. Harrington currently sits on the Board of Directors, Advisory Boards, or Scientific Advisory Boards of several other related healthcare and medical device companies. Dr. Harrington is also Associate Professor of Clinical and Anatomic Pathology at the University of Nebraska Medical Center, and has authored over 80 peer-reviewed publications. He received his Bachelor of Arts degree with distinction and a Medical Degree from the University of Colorado. Professional affiliation memberships include the American Medical Association, the American Society of Clinical Pathologists, the College of American Pathologists and the International Academy of Pathology.

        KENNETH D. BAUER, PH.D. has been Vice President and Chief Science Officer since August 1997. From 1992 until he joined the Company, Dr. Bauer was Senior Scientist in the Immunology Division and head of Cytometry for Genentech, Inc. a publicly traded biotechnology company. Prior to Genentech, Bauer was Associate Professor of Pathology at Northwestern University Medical School and Director of the Quantitative Cytology Laboratory at the Northwestern Memorial Hospital in Chicago, Illinois. He has authored more than 90 scientific publications and served as Associate Editor of Cytometry for the Journal of the Society of Analytical Cytology for ten years. Dr. Bauer has been a member of the scientific advisory boards for several public companies and served on scientific review sections for the National Institutes of Health, Department of Energy, and National Aeronautics and Space Administration. He is currently an Adjunct Professor of Pathology and Laboratory Medicine at the University of Pennsylvania School of Medicine and a subcommittee member of the National Committee for Clinical Laboratory Standards.

        KEVIN C. O'BOYLE has been Vice President and Chief Financial Officer of the Company since December 1996 and Senior Vice President of Operations since January 1999. From 1990 to 1994, Mr. O'Boyle was the Chief Financial Officer and from 1994 to 1996, he was Sr. Vice President of Operations for Albert Fisher North America, a publicly traded international food processor and distributor. From 1984 to 1990, Mr. O'Boyle served as the Vice President and Controller of American Cablesystems, a publicly traded cable television firm. He previously held various accounting positions on the audit and tax staff with Pannell, Kerr & Forster, a public accounting firm.

        DIETHART REICHARDT has been Vice President of International Business Development and Operations of the Company since January 1998. Previously, Mr. Reichardt spent more than twenty years with Allergan, Inc., a publicly traded provider of therapeutic eye care. Mr. Reichardt held various senior management positions including Corporate Vice President and head of the global optical, consumer and over-the-counter division.

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

        PATRICIA SISSON has been Vice President of Marketing of the Company since December 1997 and Senior Vice President of Sales, Marketing and Strategic Planning since January 1999. From 1995 to 1997, Ms. Sisson was Vice President of Marketing at Quest Diagnostics, Inc., a commercial laboratory having more than a billion dollars in revenue. From 1986 to 1995, Ms. Sisson served as Vice President of Marketing at Nichols Institute and Vice President of Marketing and Sales for Nichols Institute Diagnostics, a reference laboratory. In addition, Ms. Sisson spent more than a decade with Beckman Instruments, Inc. in product and marketing management roles. Ms. Sisson is a licensed medical technologist certified by the American Society of Clinical Pathology.

        JOSE DE LA TORRE-BUENO, PH.D. has been Vice President of Research and Development since February 1999 and Senior Applications Engineer since July 1998. Prior to joining ChromaVision, Dr. Torre-Bueno was engaged as a consultant to Tower Technologies in Encinitas, California. In 1982, he founded American Innovision; an image analysis company that configured complete application systems, designed and built software and hardware. He acted as Owner, President, and VP of Research and Development for American Innovision until its sale to Oncor Instrument Systems in 1992. He remained with Oncor for three years after the sale as Senior Scientist and R&D Manager. Dr. Torre-Bueno has been an inventor on two issued patents and one pending patent, and has assigned the rights for two additional inventions to ChromaVision.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

        The Company's common stock trades on the NASDAQ National Market under the symbol "CVSN". The table below sets forth the high and low sales prices of the common stock:

                                                HIGH       LOW
                                               -------    -------
July 2, 1997(1) -  September 30, 1997....      13 1/2     8 3/4
October 1, 1997 - December 31, 1997......      11 1/2     6 11/16
January 1, 1998 - March 31, 1998.........      11 1/2     7 1/4
April 1, 1998 - June 30, 1998............      10 3/8     7 3/8
July 1, 1998 - September 30, 1998........       9 10/16   5 1/2
October 1, 1998 - December 31, 1998......       8         2 11/16

----------
(1) Date stock began trading

        These quotations reported by NASDAQ represent prices between dealers and do not include retail mark-ups, markdowns or commissions. Such quotations may not represent actual transactions.

        As of February 28, 1999, the Company had outstanding 17,548,129 shares of common stock held by approximately 14,500 shareholders including beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

USE OF PROCEEDS OF INITIAL PUBLIC OFFERING

        The Company completed its initial public offering pursuant to a registration statement (Registration No. 333-26129) which became effective on July 1, 1997. Robert W. Baird & Co. was the managing underwriter of the offering. The Company registered and sold 6,020,000 shares of its common stock and received gross proceeds of $30.1 million. Selling shareholders registered and sold 1,340,000 shares of common stock for an aggregate of $6.7 million. From the effective date of the registration statement through December 31, 1998, the Company utilized approximately $903,000 and $847,000 of the offering proceeds for the underwriter's discounts, fees and expenses and other offering expenses, respectively, leaving net offering proceeds of approximately $28.4 million. Included in other offering expenses is $50,000 paid to Safeguard Scientifics, Inc., an affiliate of the Company, for its services in the offering. Approximately $5.5 million of the net proceeds were used for repayment of the bank line of credit indebtedness and reduction of an inter-company payable to XL-Vision, Inc. An additional $11.5 million of the net proceeds were used to fund working capital and research and development.

ITEM 6. SELECTED FINANCIAL DATA

        The following table presents selected financial data of the Company. The following information should be read in conjunction with the Financial Statements and Notes thereto in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.

                                                                       PERIOD FROM
                                                                        JANUARY 1,
                                                                          1996
                                      YEAR ENDED DECEMBER 31,            THROUGH
                                   -----------------------------        MARCH 27,
                                       1994             1995              1996
                                   -----------       -----------        ---------
STATEMENT OF OPERATIONS DATA
Revenues(1)....................... $   296,886       $   900,000       $      -0-
Selling, general and
  administrative expenses.........     787,167         1,040,070          221,476
Research and development
  expenses(2).....................     858,389         1,513,014          230,681
Net (loss)(3)(4).................. $(1,581,306)      $(1,963,187)       $(377,157)
Net loss subsequent to
  incorporation...................
Basic and diluted net (loss) per
  common share subsequent to
  incorporation(3)(4).............

                                      PERIOD FROM
                                       MARCH 28,                                                 PERIOD FROM
                                         1996                                                  APRIL 1, 1993
                                     (INCORPORATION)                                            (INCEPTION)
                                        THROUGH           YEAR ENDED          YEAR ENDED          THROUGH
                                      DECEMBER 31,       DECEMBER 31,       DECEMBER 31,        DECEMBER 31,
                                         1996               1997                 1998               1998
                                      ------------       ------------       ------------        ------------
STATEMENT OF  OPERATIONS DATA
Revenues(1) ....................      $        -0-       $     43,500       $     16,823       $  1,257,209
Selling, general and
  administrative expenses ......      $  2,648,694       $  3,185,583       $  4,068,675       $ 12,256,616
Research and development
  expenses(2) ..................      $  1,747,923       $  3,565,331       $  4,664,311       $ 13,128,805
Net (loss)(3)(4) ...............      $ (4,030,263)      $ (6,343,927)      $ (8,078,325)      $(23,228,272)
Net loss subsequent to
  incorporation ................      $ (4,030,263)      $ (6,343,927)      $ (8,078,325)      $(18,452,515)
Basic and diluted net (loss)
  per common share subsequent to
  incorporation(3)(4) ..........      $       (.37)      $       (.47)      $      (0.47)
                                      ============       ============       ============

                                                               AS OF DECEMBER 31,
                                        -------------------------------------------------------------------
                                            1994        1995         1996           1997           1998
                                        -----------  -----------  -----------    -----------   ------------
BALANCE SHEET DATA:
Cash and cash equivalents........       $       -0-  $       -0-  $   124,092    $12,926,398   $  2,853,546
Total assets(5)..................         1,066,328      345,664      880,430     22,249,016     14,630,955
Total liabilities(6).............         3,501,741    4,744,264    2,535,937        878,720      1,243,735
Accumulated deficit..............        (2,435,413)  (4,398,600)  (8,806,020)   (15,149,947)   (23,228,272)
Total stockholders' equity
  (deficit)......................        (2,435,413)  (4,398,600)  (1,655,507)    21,370,296     13,387,220

---------------------
(1) Revenue includes income from prototype instrument sales, technical support services and monthly rental of the ACIS.

(2) Research and development expenses for the period from March 28, 1996 (incorporation) through December 31, 1996 include the value of Preferred Stock issued to Centocor, Inc. as compensation for its clinical collaboration on the minimal residual disease applications.

(3) See Note 2 of the Notes to the Financial Statements for information concerning the calculation of net profit (loss) per common share.

(4) Prior to Incorporation on March 28, 1996, the Company operated as a division of XL Vision, Inc. See Note 1 to the Notes to Financial Statements appearing elsewhere in the Form 10-K.

(5) 1997 and 1998 include a $5,000,000 demand note from Safeguard Scientific, Inc. and approximately $2.4 and $3.5 million of investments, respectively.

(6) Includes the outstanding balance on the revolving line of credit and amounts due to XL Vision through 1996. The Company has no long-term debt or capital leases.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        The Company, a development stage enterprise, is a Delaware corporation incorporated in March 1996. Prior to its incorporation, the Company's business was conducted as the MicroVision Medical Systems Division (the "Division") of XL Vision, Inc. ("XL Vision").

        On March 28, 1996, the assets and liabilities of the Division were contributed to the Company, which was a wholly owned subsidiary of XL Vision. This transaction was accounted for as a reorganization of entities under common control and, accordingly, the assets and liabilities were recorded at their historical book value. As of the date of incorporation, the Division had assets; net of assumed liabilities, of $102,677 and an accumulated deficit of $4,775,757. The Company assumed a liability to XL Vision totaling $4,862,984 which equaled the amount of the net assets plus the accumulated deficit of the Division less consideration paid for common stock, $15,450.

        Subsequent to incorporation, the Company raised $6.4 million from a private equity placement in June 1996. The proceeds were used primarily to fund the repayment of amounts due to XL Vision and for working capital.

        The Company was established to develop medical imaging technologies and to introduce a computer-based microscope for the healthcare services market. From the inception of the business on April 1, 1993 through December 31, 1998, the Company and its predecessor have devoted substantially all of their resources to the development of the ChromaVision ACIS technology.

        ChromaVision is a laboratory medicine diagnostics company that develops and manufactures an Automated Cellular Imaging System for a wide variety of clinical and research applications. The Company currently markets the products to research centers and is previewing the system to university medical centers and commercial laboratories in anticipation of receiving clearance from the FDA based on a filing made in November 1998, which could result in several commercialized applications. The ACIS and one application, leukocyte alkaline phosphatase ("LAP") were cleared for commercial distribution in the U.S. by the FDA in June of 1997.

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

        In October 1997, the Company signed a three-year exclusive distribution and development agreement with Sigma Diagnostics, Inc., a subsidiary of Sigma Aldrich, to market the Company's proprietary pre-natal Down syndrome screening test, which uses the ChromaVision ACIS. The ChromaVision test is currently in clinical trials in the U.S. and the United Kingdom.

        In October 1998, the Company entered into a domestic co-development and cooperative sales and marketing agreement with DAKO Corporation, an international diagnostics, reagent and systems manufacturing firm, to market the ACIS in combination with DAKO's HercepTest(R) kit in the U.S. as an integrated HER2 protein expression system for the guidance of breast cancer therapy.

        In November 1998, the Company filed a 510(k) application with the FDA for the use of its ACIS in slide-based testing using immunohistochemical ("IHC") methods, specifically to pursue cancer-related applications, including the HER2 test and infectious disease. The Company anticipates clearance in the first half of 1999.

RESULTS OF OPERATIONS

        OVERVIEW. During 1996, the Company was operated as a business division of XL Vision until March 28, 1996. After its incorporation on March 28, 1996, the Company operated as a subsidiary of XL Vision. While the financial statements segregate the results of operations between periods prior to and after the Company's incorporation, for comparison purposes below, the results have been combined for all of 1996 in order to facilitate comparisons of results for 1998, 1997 and 1996.

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

        REVENUE. Revenue of approximately $17,000 for the year ended December 31, 1998, is primarily due to the first commercial placement of the Company's ACIS(TM). The revenue is currently being generated from monthly rental charges for usage of the ACIS(TM). Revenue of $43,500 for the comparable period in 1997 is comprised of technical services rendered.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Expenses increased approximately $900,000 or 28% over the comparable period in 1997. The increase is primarily due to increases in the Company's Sales and Marketing staff and increases in advertising and trade show costs necessary to support the commercialization of the Company's applications. These increases in 1998 were partially offset by relocation costs incurred in 1997 for moving the Company to California. The Company anticipates selling, general and administrative expenses to continue to increase in the near future as the Company enters the commercial phase of its development.

        RESEARCH AND DEVELOPMENT EXPENSES. Expenses increased approximately $1.1 million or 31% over the comparable period in 1997. The increase is primarily attributable to the addition of technical personnel to further develop the Company's applications and costs of the current clinical trials for prenatal screening for Down syndrome and cancer. The Company anticipates that research and development expenses will continue to increase in the near future due to costs related to the development of new applications, additional clinical trials and the continuation of technological advances to the ChromaVision ACIS(TM).

        LEGAL SETTLEMENT. In April 1998 the Company paid $300,000 in settlement of certain pending patent litigation. See Note 9 of notes to the financial statements.

        OTHER INCOME (EXPENSE). Other income for year ended December 31, 1998 was approximately $947,000 and consists of net interest income from the investment of the Company's initial public offering net proceeds in interest bearing securities. For the comparable period in 1997, net interest income was lower at approximately $363,000 as the initial public offering proceeds were not received until approximately August of 1997 and interest expense was incurred due to borrowings on the Company's revolving line of credit before it was paid off during the third quarter of 1997.

UNCERTAINTIES AS TO FUTURE OPERATIONS

        During 1999 the Company will begin the transition from being focused almost entirely on the development of its products to focus more on marketing and sales of the products as they become available for commercial distribution. The Company faces significant uncertainties in this regard, including its ability to achieve market acceptance of the products, manufacturer the products in commercial quantities and achieve satisfactory reimbursement for the products by third party payers. The Company also faces uncertainties with respect to its ability to complete development of products in its research and development pipeline, collaborate successfully with other companies in the development of new products, initiate and complete clinical trials of new products and obtain governmental approvals for the products. Lack of success in any one of these efforts could have a material adverse effect on the future results of the Company's operations and its ability to generate sufficient cash flow to reduce its dependence on additional financing.

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

        REVENUE AND GROSS PROFITS. The revenue and related gross profit of $43,500 is comprised of technical services rendered to Centocor, Inc. The Company is a development stage company and had no revenue or gross profit for 1996.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Expenses increased approximately $300,000 or 10% over the comparable period in 1996. This increase is due primarily to the increase in the number of management and administrative personnel necessary to support the growth of the business and to relocation costs incurred in moving the Company to California. Offsetting the increase in 1997 were one time severance costs in the fourth quarter of 1996 of $912,050 associated with the resignation of the Company's former President, including $443,700 for the repurchase of vested stock options.

        RESEARCH AND DEVELOPMENT EXPENSES. Expenses increased $1.6 million or 80% over the comparable period in 1996. The increase is primarily attributable to the cost of the first clinical trial related to the Company's 510(k) clearance received from the U.S. Food and Drug Administration on June 5, 1997, its cost of the current clinical trials for prenatal screening for Down syndrome and cancer and the addition of technical personnel to further develop the Company's applications. Included in 1996 research and development expenditures was $770,192 of value attributed to Preferred Stock, which was issued to Centocor for its clinical collaboration on a minimal residual disease.

        OTHER INCOME. Other income for the year ended December 31, 1997 decreased approximately $78,000 to $363,000 as compared to $441,000 in 1996. The 1996 amount included $424,000 of other income recorded relating to design work performed for Intelligent Medical Imaging, Inc. In 1997 $363,000 of net interest income resulted from the investment of the Company's initial public offering net proceeds in interest bearing securities, which was offset by interest expense incurred on the Company's revolving line of credit before it was paid off during the third quarter of 1997.

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

        In August and September of 1997, approximately $5.5 million of net proceeds from the initial public offering were used for repayment of the bank line of credit indebtedness and reduction of an inter-company payable to XL Vision, Inc. The bank line of credit expired January 31, 1998. In June 1998, the Company entered into a new agreement with its principal bank for a $5,000,000 revolving line of credit. The line expires May 30, 2000. At the Company's option, the interest rate is prime less .25% or LIBOR plus 1.75%. There were no borrowings outstanding under the line of credit during the period. Any borrowings outstanding under the line of credit will be collateralized by the Company's investment in securities held by the principal bank having a market value equal to 111% of the principal balance of the loans. At December 31, 1998, the Company had approximately $11.4 million of cash and cash equivalents, note receivables and investments and working capital of approximately $10.4 million.

        Capital expenditures for the year ended December 31, 1998 were approximately $2 million and related primarily to the manufacture of the ChromaVision ACIS instruments used in research and development. Capital expenditures for the year ended December 31, 1997 were approximately $1.2 million and related primarily to investments in the Company's research and development capabilities such as an on-site medical laboratory, the manufacture of additional ChromaVision ACIS instruments used in further development and personal computers for employees. Capital expenditures are expected to be approximately $4.4 million in 1999, and are expected to be primarily related to the manufacture of the ChromaVision ACIS for "per-click" placements with customers, although the Company's present plans could change and this amount could be materially different. The Company's business plan anticipates placing these instruments with users at no charge and charging a "per click" fee for each use of the instrument. The manufacture of these instruments will require a significant outlay of cash for which revenues will be recognized over the lease term. The expenditures will be funded by current cash reserves, which will be partially offset by third party asset-based financing for these instruments presently totaling $1 million.

        The Company anticipates that the remaining proceeds from the offering will be sufficient to satisfy its operating cash needs for the next twelve months. Management expects that losses from operations and increases in working capital requirements will produce significant negative cash flows from operations for at least the next twelve months and beyond. In addition, to support the Company's future cash needs it intends to consider, but not be limited to, additional debt or equity financing. However there can be no assurance that any such financing will be available to the Company or that adequate funds for the Company's operations will be available when needed or on terms attractive to the Company. If the Company is unable to obtain sufficient additional funds, the Company may have to delay, scale back or eliminate some or all of its development activities, clinical studies and/or regulatory activities.

YEAR 2000 PROBLEMS

        The Company purchases computer hardware and software and also develops software for use in its ChromaVision ACIS(TM). In addition, purchased software is run on in-house computer networks. An inventory and assessment of the Company's product, in-house network software and its reliance on embedded technology is in process and to date, the Company has not noted any material Year 2000 problems which would prevent its products and systems from being capable of correctly interpreting dates beyond the Year

1999. However, until the assessment, validation and testing are completed, there remains considerable uncertainty due to the possibility of not completing testing and validation as scheduled and/or uncovering Year 2000 problems that could create a material impact on the Company's performance. Final testing is expected to be completed during the second quarter of 1999 with any remediation and or implementation to be completed by the end of 1999.

        The Company is currently in the process of surveying its key suppliers to determine whether they will be Year 2000 ready. In addition, due to the Company's development stage status, currently it does not have a customer base from which to survey Year 2000 problems. A significant interruption in key suppliers' and potential customers' activities due to Year 2000 problems could result in a material impact on the Company's financial results and operations. Also, a portion of the Company's potential revenue will be indirectly dependent upon our customers' reimbursement from federal, state and municipal government agencies and insurance companies, and the state of readiness of those third party payers is of concern. A significant interruption in the ability of one or more government agencies to reimburse these healthcare providers could lead to a significant interruption in cash received from those customers.

        The Company does not expect that the cost of its Year 2000 program will be material to its business, financial conditions or results of operations. Substantially all of the costs of the program have consisted and is expected to continue to consist of compensation expense allocable to employees who work on the Year 2000 project. The Company does not separately track these expenses. All costs are expensed as incurred. The Company intends to determine if contingency plans are needed for any aspect of its business with respect to Year 2000 issues (including most reasonably likely worst case Year 2000 scenarios), and to create those contingency plans by the end of the first quarter of 1999.

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

RECENT ACCOUNTING DEVELOPMENTS

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The provisions of the statement require the recognition of all derivatives as either assets or liabilities in the consolidated balance sheet and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement is effective for all fiscal quarters of fiscal years beginning after June 15,1999. We are required to adopt the statement in the first quarter of 2000.

        In 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which provides guidance concerning recognition and measurement of costs associated with developing or acquiring software for internal use.

        In 1998, the AICPA also issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities", which provides guidance concerning the costs of start-up activities. For accounting purposes start-up activities are defined as one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory or with a new class of customer, initiating a new process in an existing facility, or commencing some new operation. Both pronouncements are effective for financial statements of years beginning after December 15, 1998, with earlier application encouraged.

        As of December 31, 1998 the Company does not believe that adoption of these pronouncements will have a material impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       CHROMAVISION MEDICAL SYSTEMS, INC.
                  (FORMERLY MICROVISION MEDICAL SYSTEMS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          INDEX TO FINANCIAL STATEMENTS

                                                                                           Page
                                                                                           ----
Independent Auditors' Report...............................................................  23
Balance Sheets as of December 31, 1997 and 1998............................................  24
Statements of Operations for the period from January 1, 1996 through
  March 27, 1996, the period from March 28, 1996 (incorporation) through
  December 31, 1996,and the years ended December 31, 1997 and 1998 and the period from April 1, 1993 (inception) through December 31, 1998..........................  25
Statements  of  Stockholders'  Equity  (Deficit) for the period from
  January 1, 1996 through March 27, 1996, the period from March 28, 1996
  (incorporation)  through  December 31, 1996 and the years ended
  December 31, 1997 and 1998...............................................................  26
Statements of Cash Flows for the period from January 1, 1996 through
  March 27, 1996, the period from March 28, 1996 (incorporation) through
  December 31, 1996, and the years ended December 31, 1997 and 1998 and the period from April 1, 1993 (inception) through December 31, 1998..........................  27
Notes to Financial Statements..............................................................  28

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of ChromaVision Medical Systems, Inc.
(formerly MicroVision Medical Systems, Inc.):

        We have audited the accompanying balance sheets of ChromaVision Medical Systems, Inc. (a development stage enterprise) as of December 31, 1997 and 1998 and the related statements of operations, stockholders' equity (deficit) and cash flows of ChromaVision Medical Systems (a development stage enterprise), a division of XL Vision, Inc., for the period from January 1, 1996 through March 27, 1996, and ChromaVision Medical Systems, Inc. (a development stage enterprise) for the period from March 28, 1996 (incorporation) through December 31, 1996, and for the years ended December 31, 1997 and 1998 and for the cumulative development stage from April 1, 1993 (inception) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ChromaVision Medical Systems, Inc. (a development stage enterprise) as of December 31, 1997 and 1998 and the results of operations and cash flows of ChromaVision Medical Systems (a development stage enterprise), a division of XL Vision, Inc., for the period from January 1, 1996 through March 27, 1996, and ChromaVision Medical Systems, Inc. (a development stage enterprise) for the period from March 28, 1996 (incorporation) through December 31, 1996 and for the years ended December 31, 1997 and 1998 and for the cumulative development stage from April 1, 1993 (inception) through December 31, 1998, in conformity with generally accepted accounting principles.


                                                  /s/ KPMG LLP


Orange County, California
February 4, 1999

                       CHROMAVISION MEDICAL SYSTEMS, INC.
                  (FORMERLY MICROVISION MEDICAL SYSTEMS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEETS

                                     ASSETS

                                                                             DECEMBER 31,
                                                                   -------------------------------
                                                                        1997              1998
                                                                   ------------       ------------
Current assets:
  Cash and cash equivalents                                        $ 12,926,398       $  2,853,546
  Short-term investments                                              1,344,534          3,533,747
  Note receivable - affiliate                                         5,000,000          5,000,000
  Other                                                                 263,422            229,889
                                                                   ------------       ------------
          Total current assets                                       19,534,354         11,617,182
Long-term investments                                                 1,061,544                 --
Other                                                                    55,791            122,302
Property and equipment, net                                           1,597,327          2,891,471
                                                                   ------------       ------------
          Total assets                                             $ 22,249,016       $ 14,630,955
                                                                   ============       ============


                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
  Due to XL Vision, Inc.                                           $      5,969       $         --
  Accounts payable                                                      310,161            466,156
  Accrued liabilities                                                   562,590            777,579
                                                                   ------------       ------------
          Total current liabilities                                     878,720          1,243,735

Commitments and contingencies Stockholders' equity (deficit):
  Series A convertible preferred stock, $.01 par value,
     authorized 7,246,000 shares, none issued and
     outstanding                                                             --                 --
  Series B convertible preferred stock, $.01 par value,
     authorized 221,850 shares, none issued and
     outstanding                                                             --                 --
  Common stock $.01 par value, authorized 50,000,000
     shares, issued and outstanding 17,173,629 in 1997
     and 17,270,816 in 1998                                             171,736            172,708
  Additional paid-in capital                                         36,348,507         36,442,784
  Deficit accumulated during the development stage                  (15,149,947)       (23,228,272)
          Total stockholders' (deficit) equity                       21,370,296         13,387,220
                                                                   ------------       ------------
Total liabilities and stockholders' (deficit) equity               $ 22,249,016       $ 14,630,955
                                                                   ============       ============

                 See accompanying notes to financial statements.

                       CHROMAVISION MEDICAL SYSTEMS, INC.
                  (FORMERLY MICROVISION MEDICAL SYSTEMS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS


                                                       PERIOD FROM                                               PERIOD FROM
                                    PERIOD FROM       MARCH 28, 1996                                            APRIL 1, 1993
                                   JANUARY 1, 1996    (INCORPORATION)     FOR THE YEAR       FOR THE YEAR        (INCEPTION)
                                      THROUGH              THROUGH             ENDED              ENDED            THROUGH
                                   MARCH 27, 1996     DECEMBER 31, 1996  DECEMBER 31, 1997  DECEMBER 31, 1998  DECEMBER 31, 1998
                                   --------------     -----------------  -----------------  -----------------  -----------------
Revenue ........................    $         --         $         --       $     43,500       $     16,823       $  1,257,209
Cost of revenue ................              --                   --                 --              9,576            552,315
                                    ------------         ------------       ------------       ------------       ------------
          Gross profit .........              --                   --             43,500              7,247            704,894
                                    ------------         ------------       ------------       ------------       ------------
Operating expenses:
  Selling, general and
     administrative ............         221,476            2,648,694          3,185,583          4,068,675         12,256,616
  Research and development .....         230,681            1,747,923          3,565,331          4,664,311         13,128,805
  Legal Settlement .............              --                   --                 --            300,000            300,000
                                    ------------         ------------       ------------       ------------       ------------
     Total operating expenses ..         452,157            4,396,617          6,750,914          9,032,986         25,685,421
                                    ------------         ------------       ------------       ------------       ------------
     Loss from operations ......        (452,157)          (4,396,617)        (6,707,414)        (9,025,739)       (24,980,527)
                                    ------------         ------------       ------------       ------------       ------------
Other income:
  Interest income (expense), net              --               17,829            363,487            947,414          1,328,730
  Other income .................          75,000              348,525                 --                 --            423,525
                                    ------------         ------------       ------------       ------------       ------------
     Total other income ........          75,000              366,354            363,487            947,414          1,752,255
                                    ------------         ------------       ------------       ------------       ------------
     Loss before income taxes ..        (377,157)          (4,030,263)        (6,343,927)        (8,078,325)       (23,228,272)
Income taxes ...................              --                   --                 --                 --                 --
                                    ------------         ------------       ------------       ------------       ------------
Net loss .......................    $   (377,157)        $ (4,030,263)      $ (6,343,927)      $ (8,078,325)      $(23,228,272)
                                    ============         ============       ============       ============       ============
Basic and diluted net loss
  per common share..............                         $       (.37)      $       (.47)      $       (.47)
                                                         ============       ============       ============
Weighted average number of
  common shares outstanding.......                         10,850,080         13,455,529         17,233,340
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

                       CHROMAVISION MEDICAL SYSTEMS, INC.
                   (FORMERLY MICROVISION MEDICAL SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                              PREFERRED STOCK
                                        -------------------------------------------------------------
                                                  SERIES A                          SERIES B
                                        ---------------------------        --------------------------
                                          SHARES           AMOUNT            SHARES          AMOUNT
                                        ----------     ------------        ----------    ------------
Balances at December 31, 1995 ....              --     $         --               --     $         --
Net loss .........................              --               --               --               --
Balances at March 27, 1996 .......              --               --               --               --
Net loss .........................              --               --               --               --
Issuance of common stock on
  March 28, 1996 (Incorporation) .              --               --               --               --
Sale of preferred stock ..........       6,364,872           63,649               --               --
Issuance of preferred stock
  for release of rights and claims         770,192            7,702               --               --
Five-for-four common stock
  split ..........................              --               --               --               --

Balances at December 31, 1996 ....       7,135,064           71,351               --               --
Sale of preferred stock ..........              --               --          221,850            2,219
Conversion of preferred stock ....      (7,135,064)         (71,351)        (221,850)          (2,219)
Sale of common stock .............              --               --               --               --
Exercise of stock options ........              --               --               --               --
Offering costs ...................              --               --               --               --
Net loss .........................              --               --               --               --

Balances at December 31, 1997 ....              --     $         --               --     $         --
Exercise of stock options ........              --               --               --               --
Net loss .........................              --               --               --               --
Balances at December 31, 1998 ....              --     $         --               --     $         --


                                                                                            DEFICIT
                                                                                          ACCUMULATED
                                               COMMON STOCK               ADDITIONAL       DURING THE
                                          -------------------------         PAID IN       DEVELOPMENT
                                           SHARES           AMOUNT          CAPITAL          STAGE             TOTAL
                                          ---------         -------       -----------    -------------      -----------
Balances at December 31, 1995 ....               --         $    --              --       (4,398,600)       $(4,398,600)
Net loss .........................               --              --              --         (377,157)          (377,157)
Balances at March 27, 1996 .......               --              --              --       (4,775,757)        (4,775,757)
Net loss .........................               --              --              --       (4,030,263)        (4,030,263)
Issuance of common stock on
  March 28, 1996 (Incorporation) .        1,545,000          15,450              --               --             15,450
Sale of preferred stock ..........               --              --       6,301,222               --          6,364,871
Issuance of preferred stock
  for release of rights and claims               --              --         762,490               --            770,192
Five-for-four common stock
  split ..........................          386,250           3,863          (3,863)              --                 --

Balances at December 31, 1996 ....        1,931,250          19,313       7,059,849       (8,806,020)        (1,655,507)
Sale of preferred stock ..........               --              --         996,106               --            998,325
Conversion of preferred stock ....        9,196,129          91,961         (18,391)              --                 --
Sale of common stock .............        6,020,000          60,200      30,039,800               --         30,100,000
Exercise of stock options ........           26,250             262          20,738               --             21,000
Offering costs ...................               --              --      (1,749,595)              --         (1,749,595)
Net loss .........................               --              --              --       (6,343,927)        (6,343,927)

Balances at December 31, 1997 ....       17,173,629    $    171,736    $ 36,348,507     $(15,149,947)      $ 21,370,296
Exercise of stock options ........           97,187             972          94,277               --             95,249
Net loss .........................               --              --              --       (8,078,325)        (8,078,325)
Balances at December 31, 1998 ....       17,270,816    $    172,708    $ 36,442,784     $(23,228,272)      $ 13,387,220

                 See accompanying notes to financial statements.

                       CHROMAVISION MEDICAL SYSTEMS, INC.
                  (FORMERLY MICROVISION MEDICAL SYSTEMS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS

                                                             PERIOD FROM                                         PERIOD FROM
                                            PERIOD FROM        MARCH 28,                                           APRIL 1,
                                             JANUARY 1,         1996                                                1993
                                                 1996       (INCORPORATION)   FOR THE YEAR     FOR THE YEAR      (INCEPTION)
                                               THROUGH         THROUGH           ENDED            ENDED           THROUGH
                                              MARCH 27,      DECEMBER 31,     DECEMBER 31,     DECEMBER 31,      DECEMBER 31,
                                                1996             1996             1997             1998             1998
                                            ------------     ------------     ------------     ------------     ------------
Cash flows from development
  stage activities:
Net loss ...............................    $   (377,157)    $ (4,030,263)    $ (6,343,927)    $ (8,078,325)    $(23,228,272)
Adjustments to reconcile net
  loss to net cash used in
  operating activities:
     Depreciation and amortization .....           6,080           28,659          155,421          671,087          942,823
     Preferred stock issued for services              --          770,192               --               --          770,192
     Write-off of note receivable ......              --               --               --               --           40,000
  Changes in operating  assets
    and liabilities:
     Accounts receivable ...............         200,000               --               --               --               --
     Other .............................              --          (28,227)        (290,986)         (32,978)        (352,191)
     Accounts payable ..................              --          119,025          182,353          155,995          466,156
     Accrued liabilities ...............          21,514        1,191,321         (659,091)         214,989          777,579
                                            ------------     ------------     ------------     ------------     ------------
        Net cash used in operating
          activities ...................        (149,563)      (1,949,293)      (6,956,230)      (7,069,232)     (20,583,713)
                                            ------------     ------------     ------------     ------------     ------------
Cash flows from investing activities:
Note receivable - affiliate ............              --               --       (5,000,000)              --       (5,825,000)
Collections on notes receivable ........              --               --               --               --          785,000
Purchases of investments, net ..........              --               --       (2,406,078)      (1,127,669)      (3,533,747)
Purchases of property and equipment ....          (2,236)        (470,190)      (1,169,397)      (1,965,231)      (3,834,294)
                                            ------------     ------------     ------------     ------------     ------------
      Net cash used in investing
         activities ....................          (2,236)        (470,190)      (8,575,475)      (3,092,900)     (12,408,041)
                                            ------------     ------------     ------------     ------------     ------------
Cash flows from financing activities:
Due to (from) XL Vision, Inc. ..........         151,799       (4,497,995)        (374,470)          (5,969)              --
Proceeds from exercise of stock options               --               --           21,000           95,249          116,249
Sale of common stock ...................              --           15,450       30,100,000               --       30,115,450
Borrowing (repayments) under revolving
  line of credit .......................              --          806,009         (806,009)              --               --
Sale of preferred stock ................              --        6,364,871          998,325               --        7,363,196
Offering costs .........................              --         (144,760)      (1,604,835)              --       (1,749,595)
                                            ------------     ------------     ------------     ------------     ------------
      Net cash provided by financing
         activities ....................         151,799        2,543,575       28,334,011           89,280       35,845,300
                                            ------------     ------------     ------------     ------------     ------------
      Net increase (decrease) in cash
         and cash equivalents ..........              --          124,092       12,802,306      (10,072,852)       2,853,546
Cash and cash equivalents beginning
   of period ...........................              --               --          124,092       12,926,398               --
                                            ------------     ------------     ------------     ------------     ------------
Cash and cash equivalents end
   of period ...........................    $         --     $    124,092     $ 12,926,398     $  2,853,546     $  2,853,546
                                            ============     ============     ============     ============     ============
Supplemental disclosure of cash flow
  information:
Cash paid for interest .................    $         --     $         --     $    156,902     $         --     $    156,902
                                            ============     ============     ============     ============     ============

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

        On March 28, 1996, the assets and liabilities of the Division were contributed to the Company, which was a wholly owned subsidiary of XL Vision. This transaction was accounted for as a reorganization of entities under common control and, accordingly, the assets and liabilities were recorded at their historical book value. As of the date of incorporation, the Division had assets; net of assumed liabilities, of $102,677 and an accumulated deficit of $4,775,757. The Company assumed a liability to XL Vision totaling $4,862,984 which equaled the amount of the net assets plus the accumulated deficit of the Division less consideration paid for common stock, $15,450.

        Subsequent to incorporation, the Company raised $6.4 million from a private equity placement in June 1996. The proceeds were used primarily to fund the repayment of amounts due to XL Vision and for working capital.

        The Company was established to develop medical imaging technologies and to introduce a computer-based microscope for the healthcare services market. From the inception of the business on April 1, 1993 through December 31, 1998, the Company and its predecessor have devoted substantially all of their resources to the development of the ChromaVision Automated Cellular Imaging System ("ACIS(TM)") technology.

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

(B) RECLASSIFICATION

        Certain 1996 and 1997 amounts have been reclassified to conform to the 1998 presentation.

(C) REVENUE RECOGNITION

        The Company's revenues in 1997 were derived from the provision of technical services and in 1998 from a monthly lease of an ACIS for research purposes. Technical service revenue was recognized at the completion of the performance of the related engineering services.

        The Company anticipates placing most of its instruments with users at no charge and billing on a "per click" or per use basis. Revenue will be recognized based on usage. It is anticipated that under this new pricing model the Company will own most of the ACIS instruments that are engaged in service and accordingly, all development and maintenance costs will be expensed as incurred.

(D) CASH AND CASH EQUIVALENTS AND INVESTMENTS IN MARKETABLE SECURITIES

        Cash and cash equivalents consist of amounts held as bank deposits and highly liquid debt instruments with a maturity of three months or less. The Company has investments in short-term debt securities that have been classified under the provisions of SFAS No. 115 as held to maturity. These investments are intended to be held to maturity and accordingly are carried on the balance sheet at amortized cost and temporary unrealized gains or losses are not recognized.

        Short-term investments have various maturity dates, which do not exceed one year.

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

        The cost and estimated fair value of the investment in marketable securities as of December 31, 1998 are as follows:

                                                   GROSS          FAIR
                                    COST      UNREALIZED LOSS     VALUE
                                 ----------   ---------------   ----------
Cash and cash equivalents......  $2,853,546      $     --       $2,853,546
Fixed income securities:
  Short-term...................   3,533,747       (17,015)       3,516,732
                                 ----------      --------       ----------
          Total................  $6,387,293      $(17,015)      $6,370,278
                                 ==========      ========       ==========

(E) DEPRECIATION AND AMORTIZATION

        Property and equipment are depreciated and amortized on the straight-line basis over the following estimated useful lives:

Office, Computer and Laboratory Equipment................ 3 to 5 YEARS
Automated Cellular Imaging Systems (ACIS)................ 3 years
Furniture and Fixtures................................... 5 years
Leasehold Improvements................................... Life of lease

        Expenditures for maintenance, repairs and minor improvements are charged to expense as incurred. Major improvements and additions are capitalized. ChromaVision ACIS instruments begin depreciation upon placement at which time depreciation related to ACIS instruments placed for research and development or placed for commercial use are expensed in research and development or cost of sales, respectively. When property is sold or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in other expense.

        The following is a summary of property and equipment:

                                                               DECEMBER 31,
                                                        ------------------------
                                                           1997          1998
                                                        ----------    ----------
        Office, computer and laboratory equipment...... $  608,285    $  901,073
        Automated Cellular Imaging Systems (ACIS)......    506,418     1,765,458
        ACIS in progress...............................    486,727       586,753
        Furniture and fixtures.........................     12,641        86,234
        Leasehold improvements.........................    134,339       374,123
                                                        ----------    ----------
                                                         1,748,410     3,713,641
        Less: accumulated depreciation and amortization    151,083       822,170
                                                        ----------    ----------
        Property and equipment, net.................... $1,597,327    $2,891,471
                                                        ===========   ==========

(F) INCOME TAXES

        Since its incorporation on March 28, 1996, the Company has accounted for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

        The stock options described in Note 6 were not included in the diluted earnings per share calculation, as they would be antidilutive.

(I) USE OF ESTIMATES

        The preparation of the Company's financial statements, in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates. In particular, as further described in note 1, significant assumptions were made to allocate indirect costs from XL Vision to ChromaVision for periods prior to incorporation on March 28, 1996.

(J) FINANCIAL INSTRUMENTS

        The Company estimates the fair value of its monetary assets and liabilities based upon the existing interest rates related to such assets and liabilities compared to current market rates of interest for instruments with a similar nature and degree of risk. The Company estimates that the fair value of all of its monetary assets and liabilities approximates fair value as of December 31, 1997 and 1998.

(K) RECENT ACCOUNTING DEVELOPMENTS

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The provisions of the statement require the recognition of all derivatives as either assets or liabilities in the consolidated balance sheet and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement is effective for all fiscal quarters of fiscal years beginning after June 15,1999. We are required to adopt the statement in the first quarter of 2000.

        In 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which provides guidance concerning recognition and measurement of costs associated with developing or acquiring software for internal use.

        In 1998, the AICPA also issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities", which provides guidance concerning the costs of start-up activities. For accounting purposes start-up activities are defined as one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory or with a new class of customer, initiating a new process in an existing facility, or commencing some new operation. Both pronouncements are effective for financial statements of years beginning after December 15, 1998, with earlier application encouraged.

        As of December 31, 1998 the Company does not believe that adoption of these pronouncements will have a material impact on our financial statements.

(3) NOTES RECEIVABLE

        In August 1997, the Company advanced $5,000,000 to Safeguard Scientifics, Inc. ("Safeguard") which is a principal stockholder of the Company pursuant to the terms of a revolving note agreement. The terms of the agreement call for a payment on demand with interest payable monthly at Safeguard's effective rate of borrowing less .75% (5.58% at December 31, 1998). Interest income earned during 1998 amounted to approximately $308,000, and of this amount, approximately $25,000 was due at December 31, 1998. Management intends to collect on this note in the next twelve months.

(4) LINE OF CREDIT

        On June 9, 1998, the Company entered into an agreement with its principal bank for a $5,000,000 revolving line of credit. The line expires May 30, 2000. At the Company's option, the interest rate is either prime less .25% or LIBOR plus 1.75%. There were no borrowings outstanding under the line of credit during the period. Any borrowings outstanding under the line of credit will be collateralized by the Company's investment in securities held by the principal bank having a market value equal to 111% of the principal balance of the loans.

(5) PREFERRED STOCK

        The Company sold in a private placement 6,364,872 shares of Series A Preferred Stock in 1996 and 221,850 shares of Series B Preferred Stock in 1997. Each share of Series A and Series B convertible preferred stock was converted into 1.25 shares of common stock during 1997, as required upon successful completion of the initial public offering. The holders of the Series A and Series B convertible preferred stock were entitled to vote as a separate class to elect two directors to the Board of Directors of the Company and had liquidation preference over the common stockholders.

(6) STOCK OPTIONS

        The Company has a stock option plan (the "Plan") pursuant to which its Board of Directors may grant stock options to employees, directors and consultants. All options granted by the Company had an exercise price equal to the stock's fair market value at the date of grant. Stock options granted have a maximum of ten-year terms, which become exercisable in increments over periods of up to four years.

        In June 1996 and November 1997, the Company granted non-qualified options to purchase 975,688 and 90,000 shares, respectively, outside of the Plan to officers, key employees and members of the Company's Advisory Board, including an option to purchase 554,626 shares which was issued to its former President. In December 1996, the Company agreed to repurchase the option of the former President, which was then exercisable to purchase 277,313 shares, for $2.40 per share less the $.80 per share exercise price, and the option was terminated as to the remaining shares. The aggregate cash paid of $443,700 was accrued and expensed in selling, general and administrative expenses during 1996 and paid in 1997. The Company granted stock options to purchase 71,875 shares to members of the Company's Advisory Board in 1996.

        The Company also sold 134,000 shares of Series A Preferred Stock (described in Note 5) to members of its Advisory Board in 1996.

        The Company granted non-qualified stock options in 1997 and 1998 to purchase 31,000 shares and 145,000 shares respectively, to consultants and directors of ChromaVision at prices between $5.00 and $11.88 per share. At December 31, 1998, options to purchase 126,186 of these shares were exercisable.

        Option activity is summarized as follows:

                                                    1996                         1997                        1998
                                        ----------------------------  ---------------------------  ---------------------------
                                                         WEIGHTED                    WEIGHTED                      WEIGHTED
                                                         AVERAGE                     AVERAGE                       AVERAGE
                                          SHARES      EXERCISE PRICE   SHARES      EXERCISE PRICE   SHARES      EXERCISE PRICE
                                        ---------     --------------  ---------    --------------  ---------    --------------
Outstanding at beginning of year               --         $  --       1,370,438       $1.91        1,818,513       $3.04
Options granted .................       2,185,001          1.50         479,950        6.19          646,600        6.26
Options exercised ...............        (537,251)          .80         (26,250)        .80          (97,187)        .98
Options canceled ................        (277,312)          .80          (5,625)       5.00         (316,988)       8.76
                                        ---------                     ---------                    ---------
Outstanding at end of year ......       1,370,438         $1.91       1,818,513       $3.04        2,050,938       $3.27
                                        =========                     =========                    =========
Options exercisable at year-end .         267,767                       733,206                    1,107,998
Shares available for future grant         560,625                        86,300                      166,688

        The following summarizes information about the Company's stock options outstanding at December 31, 1998:

                                      OPTIONS OUTSTANDING
                          ---------------------------------------------       OPTIONS EXERCISABLE
                                          WEIGHTED AVG.                  -----------------------------
                            NUMBER         REMAINING      WEIGHTED AVG.     NUMBER       WEIGHTED AVG.
        RANGE OF          OUTSTANDING   CONTRACTUAL LIFE   EXERCISE      EXERCISABLE AT    EXERCISE
     EXERCISE PRICES      AT 12/31/98      (IN YEARS)        PRICE          12/31/98        PRICE
     ---------------      -----------   ----------------  -------------  --------------  -------------
           at  $ .80         308,563           4.5           $ .80          308,563         $ .80
           at  $2.40       1,074,375           7.1            2.40          732,394          2.40
      $3.44 - $11.88         668,000           9.2            5.81           67,041          5.81
                           ---------                                      ---------
      $ .80 - $11.88       2,050,938           7.4           $3.27        1,107,998         $2.16
                           =========                                      =========

        The Company applies APB 25 and related interpretations in accounting for stock option plans. Had compensation cost been recognized consistent with SFAS 123, the Company's consolidated net loss and loss per share would have been increased to the pro forma amounts indicated below (1996 net loss is subsequent incorporation):

                                                 1996           1997           1998
                                              -----------    -----------    -----------
     Consolidated net loss   As reported..... $(4,030,263)   $(6,343,927)   $(8,078,325)
                             Pro forma....... $(4,312,126)   $(6,679,851)   $(8,914,666)
     Loss per share  --
       Basic and Diluted     As reported..... $      (.37)   $      (.47)   $      (.47)
                             Pro forma....... $      (.40)   $      (.50)   $      (.52)

        The per share weighted-average fair value of stock options issued by the Company during 1996, 1997 and 1998 was $.51, $3.35 and $.3.54, respectively, on the date of grant.

        The following assumptions were used by the Company to determine the fair value of stock options granted using the Black Schoels option-pricing model:

                                                     1996        1997          1998
                                                  ---------    ---------    ----------
                Dividend yield............              0.0%         0.0%          0.0%
                Expected volatility.......              0.0%        55.0%         70.0%
                Average expected option life....  6.75 years      5 years       4 years
                Risk-free interest rate.........        6.4%   5.9 - 6.8%   4.18 - 6.8%

        1997 and 1998 assumptions reflect factors, which changed with the Company's initial public offering in 1997.

        On December 14, 1998, the Company repriced all employee stock options outstanding, which had an option price exceeding $6.50. The vesting dates with respect to such options were extended six months; however, all other terms were maintained. The Company did not recognize compensation expense related to the repricing of the employee stock options, as the adjusted exercise price was equal to the fair value of the common stock as of the repricing date.

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

        As ChromaVision was not a legal entity prior to incorporation, the transfer of funds to XL Vision of approximately $4,800,000 was deemed for income tax purposes to be the cost of the technology transfer from XL Vision (see note
1). For income tax purposes, this amount is considered to be an intangible asset, which is being amortized over a fifteen-year period.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

        The following table summarizes the tax effects of temporary differences which give rise to significant portions of the deferred tax assets and liability at December 31:

                                                   1997          1998
                                                ---------      ---------
Deferred tax assets:
Current assets:
  Accrued liabilities and other deferred
    tax assets............................... $    59,334     $  109,679
  Less valuation allowance for current
    deferred tax assets.....................      (58,404)      (109,412)
  Net current deferred tax assets...........          930            267
Noncurrent assets:
  Net operating loss carryforward...........    4,081,519      7,289,530
  Intangible asset, net of amortization.....    1,678,997      1,552,280
  Accrued liabilities and other deferred
    tax assets..............................       49,320         165,255
  Federal tax credit carryover..............           --         147,610
                                              -----------     -----------
          Deferred tax assets...............    5,809,836       9,154,675
Deferred tax liability:
  Depreciation..............................      (28,791)        (22,547)
                                              -----------     -----------
          Total.............................    5,781,975      (9,132,395)
Less valuation allowance for deferred tax...   (5,781,975)     (9,132,395)
                                             ------------     -----------
          Deferred tax assets (liability),
             net............................  $       -0-     $       -0-
                                              ===========     ===========

        The valuation allowance increased by $3,401,428 for the year ended December 31, 1998.

        Actual income tax expense for 1998 differs from amounts computed by applying the U.S. federal income tax rate of 34% to pretax income as a result of the following:

        Computed expected tax benefit..................... $(2,746,632)
        State income taxes net of federal benefit.........    (471,322)
        Nondeductible expenses ...........................      10,586
        Change in valuation allowance.....................   3,401,428
        Other.............................................    (194,060)
                                                           -----------
            Actual tax expense............................ $       -0-
                                                           ===========

        As of December 31, 1998, the Company had net operating loss carryforwards for federal income tax purposes of approximately $19,094,000, which are available to offset future federal taxable income, if any, through 2018. As of December 31, 1998, the Company has tax credit carryforwards for federal income tax purposes of $148,000, which are available to offset future federal tax, if any, through 2018.

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

(8) RELATED PARTY TRANSACTIONS

        XL Vision provided certain personnel and administrative services to the Company through June 1997. Related charges were either allocated to the Company or charged under an administrative service agreement. Allocations consisted of all direct costs and certain indirect costs based upon the proportional value of all expenses incurred by XL Vision. Management of the Company believes the allocated costs reasonably reflect the costs of the operations of the Company as if it were on a stand-alone basis. Administrative service fees allocated or charged amounted to $740,000 and $260,000 respectively during 1996 and 1997, and none in 1998.

        Effective January 1997, the Company entered into an additional administrative service agreement, which specifies a fee based upon a percentage of gross revenues. The fee is payable quarterly. The fee is payable to Safeguard and XL Vision based upon an aggregate of 1.5% (.75% each) of gross revenues subject to an annual limit of $300,000. The fee is payable upon achievement of positive cash flow from operations. The agreement extends through January 31, 2002 and continues thereafter unless terminated by either party. Per the initial stock purchase agreement, the Company paid Safeguard $50,000 for services in connection with the initial public offering.

        Effective December 31, 1998, no amounts were due to XL Vision. The average outstanding balance due to XL Vision for the years ended December 31, 1996, 1997 and 1998 were $2,553,537, $193,204 and $2,985 respectively. An analysis of amounts due to XL Vision is summarized as follows:

        Amounts due to XL Vision at December 31, 1995....... $ 4,726,635
        Allocation of costs and funding of working
          capital to the Company............................   1,846,752
        Cash transferred to XL Vision.......................  (6,275,000)
        Transfers of inventory, at cost.....................      82,052
                                                             -----------
        Amount due to XL Vision at December 31, 1996........     380,439
        Allocation of costs and funding of working
          capital to the Company............................     169,261
        Cash transferred to XL Vision.......................    (543,731)
                                                             -----------
        Amount due to XL Vision at December 31, 1997........ $     5,969
        Cash transferred to XL Vision.......................      (5,969)
                                                             -----------
        Amount due to XL Vision at December 31, 1998........ $       -0-
                                                             ===========

 (9) COMMITMENTS AND CONTINGENCIES

        AGREEMENT WITH CENTOCOR, INC. The Company sold Centocor, Inc. six ACIS units in 1995 to facilitate their clinical trials for cancer applications. As Centocor received feedback from those trials the Company, which was continuing its research and development efforts, incorporated the feedback into its technology. In July 1996, both parties entered into an agreement stipulating their various rights to the reagents being tested for cancer and the ACIS technology. As an outcome of this agreement, the Company agreed to a put option by which Centocor would have the right to return the six instruments for $800,000 and the issuance of 770,192 shares of preferred stock at $1.00. As a result of this agreement, the Company recognized $770,192 of research and development expenses during 1996. During December 1996 negotiations commenced which prompted Centocor's waiver of its rights to return the six instruments and extinguished any commitment to repurchase these instruments. In exchange for Centocor's waiver, the Company agreed to provide a specified number of hours of technical support and software development services through September 1997.

        AGREEMENT WITH SIGMA. The Company signed a three-year exclusive distribution and development agreement in October 1997 with Sigma Diagnostics, Inc., a subsidiary of Sigma-Aldrich Corporation, to market the Company's proprietary pre-natal Down syndrome screening test, which uses the ChromaVision ACIS. The ChromaVision test is currently in clinical trials in the U.S. and the United Kingdom.

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

        AGREEMENT WITH DAKO CORPORATION. In October 1998, the Company signed an agreement to jointly develop, market and sell a tissue-based system with DAKO Corporation. The introductory application will be Herceptest(TM); a FDA cleared diagnostic that is used to identify breast cancer patients likely to respond to the recently cleared drug Herceptin(TM) from Genentech. Follow-on tissue applications to be pursued will include ER, PR, Ki-67/Mib1, and micromets (MM/MRD). DAKO and ChromaVision will have joint responsibility for marketing of the system in the United States. DAKO will have primary responsibility for account management; reagents, autostainers and contract management and ChromaVision will have primary responsibility for providing its expertise with respect to the ACIS.

        VOLUNTARY EMPLOYEE SAVINGS 401(K) PLAN. The Company has a voluntary employee savings 401(k) plan, which is available to all full time employees' 21 years or older. The plan provides for a matching by the Company of the employee's contribution to the plan for 50% of the first 6% of the employee's annual compensation. The Company's matching contributions were approximately $36,000 for the year ended December 31, 1997 and $79,000 in 1998.

        LEASE COMMITMENT. The Company leases furniture and office space under operating leases expiring in February and April 2000. The Company has rental commitments under these agreements for 1999 and 2000 of approximately $168,000 and $28,000, respectively. Total rent expense related to these leases was approximately $139,000 and $163,000 for the years ended December 31, 1997 and 1998, respectively.

        LITIGATION. On April 21, 1998, the Company signed a settlement agreement with IDEA Research LLC ("IDEA Research") related to litigation filed by the Company on November 10, 1997 involving, among other things, a claim by IDEA Research of patent infringement against the Company. The agreement contemplates a collaboration between both parties on a screening test for Down syndrome for a period of two years and provides for the grant of a license to the Company under the patent, an up front payment by the Company of $300,000 upon the signing of the settlement agreement, a $150,000 payment if certain requirements with respect to commercializing the Down syndrome screening test are met and a five percent royalty payable to IDEA Research on net collectible revenues for each Down syndrome screening test performed. In April 1998, the $300,000 up front payment was paid to IDEA Research and included in legal settlement charges on the statement of operations.

(10) STOCK TRANSACTIONS

        On March 19, 1997, the Company authorized a five-for-four common stock split. As of December 31, 1996 preferred stock conversion factors, stock options outstanding and common shares outstanding have been adjusted to reflect the retroactive effect of this stock split.

        In August 1997, the Company completed an initial public offering and sold 6,020,000 shares of common stock. The Company received net proceeds of approximately $28.4 million after deducting underwriting discounts and offering expenses. Approximately $5.5 million of the net proceeds were used for repayment of a bank line of credit indebtedness and reduction of an inter-company payable to XL Vision, Inc.

(11) SUBSEQUENT EVENT

        In March 1999, the Company adopted a Stockholder Rights Plan, which provides each stockholder of the Company with one right for each share of common stock held. Generally, if a person or entity becomes the beneficial owner of 15% or more of the Company's outstanding common stock, each right (other than those held by that new 15% stockholder) would be exercisable to purchase that number of shares of the Company's Common Stock having, at that time, a market value equal to two times the then current exercise price. The exercise price will initially be $30 per right, subject to adjustment for certain events. Certain acquisitions by the holders of 15% or more of the Company's Common Stock on the date the Stockholder Rights Plan was adopted do not result in the rights becoming exercisable.

        The record date set for distribution of the rights under the Rights Plan was March 22, 1999, and after that date any shares of common stock traded will automatically be accompanied by the associated rights. No separate certificate will be issued to evidence the Rights until they become exercisable. The rights expire on February 9, 2009 (unless they previously became exercisable), and are subject to redemption by the Board of Directors of the Company at $.001 per right at any time prior to the first date upon which they become exercisable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

        The Company incorporates by reference the information contained under the caption "ELECTION OF DIRECTORS" in its definitive Proxy Statement relative to its June 2, 1999 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Act of 1934, as amended.

EXECUTIVE OFFICERS

        The information with respect to executive officers required by this Item is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

        The Company incorporates by reference the information contained under the captions "Directors' Compensation," "Compensation Committee Interlocks and Insider Participation" and "EXECUTIVE COMPENSATION" in its definitive Proxy Statement relative to its June 2, 1999 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The Company incorporates by reference the information contained under the caption "SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in its definitive Proxy Statement relative to its June 2, 1999 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The Company incorporates by reference the information contained under the captions "Compensation Committee Interlocks and Insider Participation," "Certain Relationships" and "Certain Transactions" in its definitive Proxy Statement relative to its June 2, 1999 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) FINANCIAL STATEMENTS AND SCHEDULES

        The following financial statements and schedules listed below are included in this Form 10-K.

        Financial Statements (See Item 8)
        Report of Independent Accountants
        Balance Sheets as of December 31, 1997 and 1998
        Statements of Operations for the Years Ended December 31, 1996, 1997,
          and 1998
        Statements of Shareholders' Equity (Deficit) for the Years
          Ended December 31, 1996, 1997, and 1998
        Statements of Cash Flows for the Years Ended December 31,
          1996, 1997, and 1998
        Notes to Consolidated Financial Statements

FINANCIAL STATEMENT SCHEDULES

        All information for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission is either included in the financial statements or is not required under the related instruction or are inapplicable, and therefore have been omitted.

(B) REPORTS ON FORM 8-K

        No reports on Form 8-K were filed by the Company during the last quarter of fiscal year 1998.

(C) EXHIBITS

        The following is a list of exhibits filed as part of this Form 10-K. Where so indicated by footnotes, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

                                  EXHIBIT INDEX

                                                                                              SEQUENTIALLY
 EXHIBIT                                                                                       NUMBERED
 NUMBER                                      DESCRIPTION                                         PAGE
--------                                     -----------                                      -------
  3.1     Certificate of Incorporation of the Company (as amended)**.........................
  3.2     By-laws of the Company, as amended**...............................................
 10.1     ChromaVision Medical Systems, Inc. 1996 Equity Compensation Plan**.................
 10.2     Stock Option Grant Letter (Dr. Douglas S.  Harrington)**...........................
 10.3     Stock Option Grant Letter (Kevin C. O'Boyle)**.....................................
 10.4     Stock Option Grant Letter (Michael G. Schneider)**.................................
 10.5     Stock Option Grant Letter (Kenneth S. Garber)**....................................
 10.6     Employment Agreement between Dr. Douglas S. Harrington and the Company, as of
          December 30, 1996**................................................................
 10.7     Employment Agreement between Kevin C. O'Boyle and the Company, dated
          November 27, 1996**................................................................
 10.8     Administrative Services Agreement among the Company, XL Vision, Inc. and Safeguard
          Scientifics, Inc. dated as of March 31, 1997**.....................................
 10.9     Subscription Agreement between the Company and Safeguard Scientifics, Inc., dated as of December 31, 1996**..........................................................
 10.10    Lease Agreement between Blue Family Trust, Lingo Family Trust and the Company,
          dated January 13, 1997**...........................................................
 10.11    Distribution Agreement between ChromaVision Medical Systems, Inc. and Sigma
          Diagnostics, Inc. dated October 22, 1997***........................................
 10.12    UR-NAP Application Development Agreement and Right of First Refusal of New
          Applications between the Company and Sigma Diagnostics, Inc. dated October 22,
          1997***............................................................................
 21.1     Subsidiaries of the Registrant**...................................................
 23       Consent of KPMG LLP*...............................................................
 27.1     Financial Data Schedule*...........................................................

----------
 *  Filed herewith.

** Filed on April 30, 1997 as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-26129) and incorporated by reference.

*** Previously filed as an exhibit to the Company's Form 10-Q on November 14, 1997 and incorporated by reference.

                                   SIGNATURES

        Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in San Juan Capistrano, California on March 31, 1999.

                                             CHROMAVISION MEDICAL SYSTEMS, INC.

                                             By: /s/ DOUGLAS S. HARRINGTON, M.D.
                                                 -------------------------------
                                                 Douglas S. Harrington, M.D.
                                                 CHIEF EXECUTIVE OFFICER
                                                 AND PRESIDENT

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 31, 1999.


                   SIGNATURES                                                 TITLE(S)
                   ----------                                                 --------
        /s/   DOUGLAS S. HARRINGTON, M.D.                 Chief Executive Officer, President and Director
-----------------------------------------------                    (Principal Executive Officer)
           Douglas S. Harrington, M.D.


             /s/    KEVIN C. O'BOYLE                       Senior Vice President of Operations and Chief
-----------------------------------------------                          Financial Officer
                Kevin C. O'Boyle                           (Principal Financial and Accounting Officer)


           /s/    JOHN S. SCOTT, PH.D.                          Chairman of the Board of Directors
-----------------------------------------------
              John S. Scott, Ph.D.


        /s/    CHRISTOPHER MOLLER, PH.D.                                     Director
-----------------------------------------------
            Christopher Moller, Ph.D.


           /s/    RICHARD C. E. MORGAN                                       Director
-----------------------------------------------
              Richard C. E. Morgan


       /s/    MARY LAKE POLAN, M.D., PH.D.                                   Director
-----------------------------------------------
          Mary Lake Polan, M.D., Ph.D.


             /s/    CHARLES A. ROOT                                          Director
-----------------------------------------------
                 Charles A. Root


            /s/    THOMAS R. TESTMAN                                         Director
-----------------------------------------------
                Thomas R. Testman

                                 EXHIBIT INDEX


 EXHIBIT
 NUMBER                                      DESCRIPTION
--------                                     -----------
  3.1     Certificate of Incorporation of the Company (as amended)**.........................
  3.2     By-laws of the Company, as amended**...............................................
 10.1     ChromaVision Medical Systems, Inc. 1996 Equity Compensation Plan**.................
 10.2     Stock Option Grant Letter (Dr. Douglas S.  Harrington)**...........................
 10.3     Stock Option Grant Letter (Kevin C. O'Boyle)**.....................................
 10.4     Stock Option Grant Letter (Michael G. Schneider)**.................................
 10.5     Stock Option Grant Letter (Kenneth S. Garber)**....................................
 10.6     Employment Agreement between Dr. Douglas S. Harrington and the Company, as of
          December 30, 1996**................................................................
 10.7     Employment Agreement between Kevin C. O'Boyle and the Company, dated
          November 27, 1996**................................................................
 10.8     Administrative Services Agreement among the Company, XL Vision, Inc. and Safeguard
          Scientifics, Inc. dated as of March 31, 1997**.....................................
 10.9     Subscription Agreement between the Company and Safeguard Scientifics, Inc., dated as of December 31, 1996**..........................................................
 10.10    Lease Agreement between Blue Family Trust, Lingo Family Trust and the Company,
          dated January 13, 1997**...........................................................
 10.11    Distribution Agreement between ChromaVision Medical Systems, Inc. and Sigma
          Diagnostics, Inc. dated October 22, 1997***........................................
 10.12    UR-NAP Application Development Agreement and Right of First Refusal of New
          Applications between the Company and Sigma Diagnostics, Inc. dated October 22,
          1997***............................................................................
 21.1     Subsidiaries of the Registrant**...................................................
 23       Consent of KPMG LLP*...............................................................
 27.1     Financial Data Schedule*...........................................................

----------
 *  Filed herewith.

** Filed on April 30, 1997 as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-26129) and incorporated by reference.

*** Previously filed as an exhibit to the Company's Form 10-Q on November 14, 1997 and incorporated by reference.