Form 10-Q
period 1999-03-31
CHROMAVISION MEDICAL SYSTEMS INC
filed 1999-05-14
CIK 1038223

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q
Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For The Quarterly Period Ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period from __________ to __________


                          COMMISSION FILE NUMBER 0-1000


                       CHROMAVISION MEDICAL SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                  75-2649072
--------------------------------                 ----------------------
 (State or other jurisdiction                       (IRS Employer
of incorporation or organization)                Identification Number)


        33171 PASEO CERVEZA
      SAN JUAN CAPISTRANO, CA                           92675
---------------------------------------          ----------------------
(Address of principal executive offices)              (Zip code)


                                 (949) 443-3355
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                              Yes   X         No
                                  -----          ------


As of May 7, 1999 there were 17,554,379 shares outstanding of the Issuer's Common Stock, $.01 par value.

                       CHROMAVISION MEDICAL SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)


                                TABLE OF CONTENTS



                                                                           Page
                                                                           ----
PART I      FINANCIAL INFORMATION

   ITEM 1   FINANCIAL STATEMENTS

            Condensed Balance Sheets as of March 31, 1999 and
            December 31, 1998                                                3

            Condensed Statements of Operations for the three months
            ended March 31, 1999 and 1998; and the period from
            April 1, 1993 (Inception) through March 31, 1999                 4

            Condensed Statements of Cash Flows for the three months
            ended March 31, 1999 and 1998; and the period from
            April 1, 1993 (Inception) through March 31, 1999                 5

            Notes to Condensed Financial Statements                          6

   Item 2   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              7

   Item 3   Quantitative and Qualitative Disclosure About Market Risk        9


PART II     OTHER INFORMATION

   Item 2   Changes in Securities and Use of Proceeds                       10

   Item 6   Exhibits and Reports on Form 8-K                                10

SIGNATURES                                                                  11

PART I - ITEM 1

                       CHROMAVISION MEDICAL SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                                   MARCH 31,       DECEMBER 31,
                                                                                     1999             1998
                                                                                 ------------     ------------
                                    ASSETS

Current assets:
   Cash and cash equivalents ................................................    $  2,937,199     $  2,853,546
   Short-term investments ...................................................         826,693        3,533,747
   Note receivable - affiliate ..............................................       5,000,000        5,000,000
   Other ....................................................................         254,369          229,889
                                                                                 ------------     ------------

         Total current assets ...............................................       9,018,261       11,617,182
Other .......................................................................         475,574          122,302
Property and equipment, net .................................................       2,920,465        2,891,471
                                                                                 ------------     ------------


         Total assets .......................................................    $ 12,414,300     $ 14,630,955
                                                                                 ============     ============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable .........................................................    $    637,372     $    466,156
   Accrued liabilities ......................................................         507,405          777,579
                                                                                 ------------     ------------

        Total current liabilities ...........................................       1,144,777        1,243,735


Commitments and contingencies

Stockholders' equity:
   Series A convertible preferred stock, $.01 par value,
      authorized 7,246,000 shares, none issued and outstanding ..............             -0-              -0-
   Series B convertible preferred stock, $.01 par value, authorized 221,850
      shares, none issued and outstanding ...................................             -0-              -0-
   Series C preferred stock, $.01 par value, authorized 200,000 shares,
      none issued and outstanding ...........................................             -0-              -0-
   Common stock $.01 par value, authorized 50,000,000 shares, issued and
      outstanding 17,548,129 shares in 1999 and 17,270,816 in 1998 ..........         175,481          172,708
   Additional paid-in capital ...............................................      36,661,861       36,442,784
   Deficit accumulated during the development stage .........................     (25,567,819)     (23,228,272)
                                                                                 ------------     ------------

        Total stockholders' equity ..........................................      11,269,523       13,387,220
                                                                                 ------------     ------------

Total liabilities and stockholders' equity ..................................    $ 12,414,300     $ 14,630,955
                                                                                 ============     ============



            See accompanying notes to condensed financial statements.

                       CHROMAVISION MEDICAL SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                         PERIOD FROM
                                                                                        APRIL 1, 1993
                                                            THREE MONTHS ENDED           (Inception)
                                                                 MARCH 31,                 THROUGH
                                                        ---------------------------       MARCH 31,
                                                            1999             1998           1999
                                                        -----------     -----------     ------------
Revenue ............................................    $    15,785     $       -0-     $  1,272,994

Cost of revenue ....................................          8,994             -0-          561,309
                                                        -----------     -----------     ------------


   Gross profit ....................................          6,791             -0-          711,685
                                                        -----------     -----------     ------------

Operating expenses:
   Selling, general and administrative .............      1,235,050         889,742       13,491,666
   Research and development ........................      1,248,935       1,044,237       14,377,740
   Legal settlement ................................            -0-         300,000          300,000
                                                        -----------     -----------     ------------

      Total operating expenses .....................      2,483,985       2,233,979       28,169,406
                                                        -----------     -----------     ------------

      Loss from operations .........................     (2,447,194)     (2,233,979)     (27,457,721)
                                                        -----------     -----------     ------------

Other income:
   Interest income, net ............................        137,647         287,303        1,466,377
   Other income ....................................            -0-             -0-          423,525
                                                        -----------     -----------     ------------

      Total other income ...........................        137,647         287,303        1,889,902
                                                        -----------     -----------     ------------

      Loss before income taxes .....................     (2,339,547)     (1,946,676)     (25,567,819)

Income taxes .......................................            -0-             -0-              -0-
                                                        -----------     -----------     ------------

      Net loss .....................................    $(2,339,547)    $(1,946,676)    $(25,567,819)
                                                        ===========     ===========     ============

Basic and diluted net loss per common share ........    $      (.13)    $      (.11)
                                                        ===========     ===========

Weighted average number of common shares outstanding     17,483,423      17,176,817
                                                        ===========     ===========



            See accompanying notes to condensed financial statements.

                       CHROMAVISION MEDICAL SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)


                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                  PERIOD FROM
                                                                                                 APRIL 1, 1993
                                                                      THREE MONTHS ENDED          (Inception)
                                                                           MARCH 31,                THROUGH
                                                                 ---------------------------       MARCH 31,
                                                                    1999            1998             1999
                                                                 -----------     -----------     ------------
Cash flows from development stage activities:
Net loss ....................................................    $(2,339,547)    $(1,946,676)    $(25,567,819)
Adjustments to reconcile net loss to net cash used in
   operating activities:
      Depreciation and amortization .........................        285,245         112,829        1,228,068
      Issuance of preferred stock for services ..............            -0-             -0-          770,192
      Write-off of note receivable ..........................            -0-             -0-           40,000
  Changes in operating assets and liabilities:
      Other assets ..........................................       (377,752)         17,799         (729,943)
      Accounts payable ......................................        171,216          15,006          637,372
      Accrued liabilities ...................................       (270,174)        379,579          507,405
                                                                 -----------     -----------     ------------

      Net cash used in operating activities .................     (2,531,012)     (1,421,463)     (23,114,725)
                                                                 -----------     -----------     ------------

Cash flows from investing activities:
Note receivable from affiliate ..............................            -0-             -0-       (5,825,000)
Collections on notes receivable .............................            -0-             -0-          785,000
Proceeds from (purchases of) investments ....................      2,707,054         625,119         (826,693)
Additions to property and equipment .........................       (314,239)       (436,592)      (4,148,533)
                                                                 -----------     -----------     ------------

        Net cash provided by (used in) investing activities .      2,392,815         188,527      (10,015,226)
                                                                 -----------     -----------     ------------

Cash flows from financing activities:
Proceeds from exercise of stock options .....................        221,850          23,500          338,099
Sale of common stock ........................................            -0-             -0-       30,115,450
Sale of preferred stock .....................................            -0-             -0-        7,363,196
Offering costs ..............................................            -0-             -0-       (1,749,595)
                                                                 -----------     -----------     ------------

        Net cash provided by financing activities ...........        221,850          23,500       36,067,150
                                                                 -----------     -----------     ------------

        Net increase (decrease) in cash and cash equivalents          83,653      (1,209,436)       2,937,199
Cash and cash equivalents beginning of period ...............      2,853,546      12,926,398              -0-
                                                                 -----------     -----------     ------------

Cash and cash equivalents end of period .....................    $ 2,937,199     $11,716,962     $  2,937,199
                                                                 ===========     ===========     ============



            See accompanying notes to condensed financial statements.

                       CHROMAVISION MEDICAL SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)      BASIS OF PRESENTATION

         It is suggested that these interim condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1998 annual report filed on Form 10-K with the Securities and Exchange Commission.

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

(2)       DEVELOPMENT STAGE

         From the inception of ChromaVision on April 1, 1993, the Company was considered to be in the development stage as defined by Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises". The Company will be considered in the development stage until it begins to realize significant revenue associated from its planned operations

(3)       NET LOSS PER SHARE

         Potential common stock shares were not included in the diluted earnings per share calculation as they would be antidilutive.

(4)       LEGAL SETTLEMENT

         On April 21, 1998, the Company signed a settlement agreement with IDEA Research LLC ("IDEA Research") related to litigation filed by the Company on November 10, 1997 involving, among other things, a claim by IDEA Research of patent infringement against the Company. The agreement contemplates a collaboration between both parties on a screening test for Down syndrome for a period of two years and provides for the grant of a license to the Company under the patent, an up front payment by the Company of $300,000 upon the signing of the settlement agreement, a $150,000 payment if certain requirements with respect to commercializing the Down syndrome screening test are met and a five percent royalty payable to IDEA Research on net collectible revenues for each Down syndrome screening test performed. In March 1998, the $300,000 up front payment was accrued and included in legal settlement charges on the statement of operations and in April 1998 was paid to IDEA Research.

(5)      STOCKHOLDERS' RIGHTS PLAN

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

PART I - ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         Statements in this report describing the plans, goals, strategies, intentions, and expectations of the Company and anticipated events are forward-looking statements. Important factors which could cause actual results to differ materially from those described in such forward-looking statements include the following: an inadequate supply of biological samples could delay completion of the clinical trials; the clinical trials could fail to demonstrate the efficacy of the ChromaVision Automated Cellular Imaging System ("ACIS") applications; new applications may not be successfully developed; the ability to commercialize the Company's products is dependent on obtaining appropriate U.S. Food and Drug Administration (the "FDA") and foreign regulatory approvals, which may not be obtained when anticipated or at all; manufacture of the ACIS is subject to FDA regulation; commercialization of the Company's products is dependent on acceptance by the medical community and medical insurance industry, which could be delayed or not obtained; and the impact of the Company's efforts to remediate potential Year 2000 problems.

OVERVIEW

         ChromaVision is a laboratory medicine diagnostics company that develops and manufactures an automated cellular imaging system for a wide variety of clinical and research applications. The Company currently markets the products to research centers and is previewing the system to university medical centers and commercial laboratories in anticipation of receiving clearance from the FDA based on a filing made in November 1998, which could result in several commercialized applications. The ACIS and one application, leukocyte alkaline phosphatase ("LAP"), were cleared for commercial distribution in the U.S. by the F.D.A in June of 1997.

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

REVENUE AND GROSS PROFITS

         Revenue of approximately $16,000 for the three months ended March 31, 1999 is primarily due to monthly rental charges generated from the commercial placement of the ACIS. The Company is a development stage company and had no revenue or gross profit for the comparable period in 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Expenses increased approximately $345,000 or 39% over the comparable period in 1998. The increase is primarily due to increases in the Company's Sales and Marketing staff necessary to support the commercialization of the Company's applications. The Company anticipates selling, general and administrative expenses to continue to increase in the near future as the Company enters the commercial phase of its development.

RESEARCH AND DEVELOPMENT EXPENSES

         Expenses increased approximately $205,000 or 20% over the comparable period in 1998. The increase is primarily due to the addition of technical personnel to further develop the Company's applications. The Company anticipates that research and development expenses will continue to increase in the near future due to costs related to the development of new applications, additional clinical trials and the continuation of technological advances to the ChromaVision ACIS.

LEGAL SETTLEMENT

         In March 1998 the Company accrued $300,000 for legal settlement costs. See Note 4 of notes to the condensed financial statements.

OTHER INCOME

         In 1999, interest income decreased approximately $150,000 to $137,000 as compared to $287,000 for the comparable period in 1998. The decrease resulted from a decrease in the Company's initial public offering net proceeds that were used to fund operations.

UNCERTAINTIES AS TO FUTURE OPERATIONS

         During 1999 the Company will begin the transition from being focused almost entirely on the development of its products to focus more on marketing and sales of the products as they become available for commercial distribution. The Company faces significant uncertainties in this regard, including its ability to achieve market acceptance of the products, manufacture the products in commercial quantities and achieve satisfactory reimbursement for the products by third party payers. The Company also faces uncertainties with respect to its ability to complete development of products in its research and development pipeline, collaborate successfully with other companies in the development of new products, initiate and complete clinical trials of new products and obtain governmental approvals for the products. Lack of success in any one of these efforts could have a material adverse effect on the future results of the Company's operations and its ability to generate sufficient cash flow to reduce its dependence on additional financing.

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

         The Company has an agreement with its principal bank for a $5,000,000 revolving line of credit. The line expires May 30, 2000. At the Company's option, the interest rate is prime less .25% or LIBOR plus 1.75%. There were no borrowings outstanding under the line of credit during the period. Any borrowings outstanding under the line of credit will be collateralized by the Company's investment in securities held by the principal bank having a market value equal to 111% of the principal balance of the loans. At March 31, 1999, the Company had approximately $8.8 million of cash and cash equivalents, note receivables and investments, working capital of approximately $7.9 million and no long-term debt.

         Capital expenditures for the period ended March 31, 1999 were approximately $314,000 and related primarily to the manufacture of the ChromaVision ACIS systems placed with customers. Capital expenditures are expected to be approximately $4 million in 1999, and are expected to be primarily related to the manufacture of the ChromaVision ACIS for "per-click" placements with customers, although the Company's present plans could change and this amount could be materially different The Company's business plan anticipates placing these instruments with users at no charge and charging a "per-click" fee for each use of the instrument. The manufacture of these instruments will require a significant outlay of cash for which revenues will be recognized over the lease term. The expenditures will be funded by current cash reserves, which will be partially offset by third-party asset based financing for these instruments. The Company presently has an agreement for such financing totaling $1 million.

         The Company anticipates that existing cash resources and investments and expected proceeds from the note receivable from affiliate will be sufficient to satisfy its operating cash needs for 1999. Management expects that losses from operations and increases in working capital requirements will produce significant negative cash flows from operations for at least the next twelve months and beyond. In addition, to support the Company's future cash needs it intends to consider, but not be limited to, additional debt or equity financing. However there can be no assurance that any such financing will be available to the Company or that adequate funds for the Company's operations will be available when needed or on terms attractive to the Company. If the Company is unable to obtain sufficient additional funds, the Company may have to delay, scale back or eliminate some or all of its development activities, clinical studies and/or regulatory activities.

YEAR 2000 PROBLEMS

         The Company purchases computer hardware and software and also develops software for use in its ChromaVision ACIS(TM). In addition, purchased software is run on in-house computer networks. An inventory and assessment of the Company's product, in-house network software and its reliance on embedded technology is in process, and to date the Company has not noted any material Year 2000 problems which would prevent its products and systems from being capable of correctly interpreting dates beyond the Year 1999. However, until the assessment, validation and testing are completed, there remains considerable uncertainty due to the possibility of not completing testing and validation as scheduled and/or uncovering Year 2000 problems that could create a material impact on the Company's performance. Final testing is expected to be completed during the second quarter of 1999 with any remediation and or implementation to be completed by the end of 1999. The Company intends to determine if contingency plans are needed for any aspect of its business with respect to Year 2000 issues (including most reasonably likely worst case Year 2000 scenarios), and to create those contingency plans by the end of the second quarter of 1999.

         The Company is currently in the process of surveying its key suppliers to determine whether they will be Year 2000 ready. In addition, due to the Company's development stage status, currently it does not have a customer base from which to survey Year 2000 problems. A significant interruption in key suppliers' and potential customers' activities due to Year 2000 problems could result in a material impact on the Company's financial results and operations. Also, a portion of the Company's potential revenue will be indirectly dependent upon customers' reimbursement from federal, state and municipal government agencies and insurance companies, and the state of readiness of those third party payers is of concern. A significant interruption in the ability of one or more government agencies to reimburse these healthcare providers could lead to a significant interruption in cash received from those customers.

         The Company does not expect that the cost of its Year 2000 program will be material to its business, financial conditions or results of operations. Substantially all of the costs of the program have consisted and are expected to continue to consist of compensation expense allocable to employees who work on the Year 2000 project. The Company does not separately track these expenses. All costs are expensed as incurred.

         All statements in this Report regarding the Year 2000 problem involve forward-looking information as to which there is great uncertainty. The actual results of the Company's program to deal with the Year 2000 problem could differ materially from what the Company plans and anticipates because of the lack of experience of the Company and others with problems of this kind, the extent to which computer and other systems of business and other entities are inter-related and the lack of control over, and access to information of, third parties upon whom the Company's business is dependent. The failure of the Company to correctly analyze and anticipate Year 2000 problems in its own operations or those of third parties or the failure or inability to develop effective contingency plans could have a material adverse effect on the Company's business.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company invests excess cash in short-term debt securities that are intended to be held to maturity. These short-term investments have various maturity dates which do not exceed one year.

         Two of the main risks associated with these investments are interest rate risk and credit risk. Typically, when interest rates rise, there is a corresponding decline in the market value of debt securities. Credit risk refers to the possibility that the issuer of the debt securities will not be able to make principal and interest payments. The Company has not experienced any losses on its investments to date due to credit risk.

PART II

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

         In March 1999 the Company adopted a Stockholder Rights Plan which is intended to discourage attempts to obtain control of the Company without negotiating with the Board of Directors of the Company. The Stockholder Rights Plan is described in detail in a Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 1999. The following brief summary is qualified in its entirety by reference to the more detailed description of the Stockholder Rights Plan and the copies of the documents comprising the Plan which were filed as Exhibits to the Current Report on Form 8-K.

         Under the Stockholder Rights Plan if a person or entity acquires beneficial ownership of 15% or more of the voting stock of the Company (subject to certain exceptions) and the acquisition has been publicly announced, the Company stockholders have the right to purchase additional shares of Common Stock for an exercise price of $30.00 per share of Common Stock held by them (subject to adjustment). The number of shares that can be purchased is determined by dividing the exercise price by one-half of the then market price of the Common Stock. A person or entity acquiring 15% or more of the voting stock of the Company is not entitled to exercise any such rights. As a result the exercise of the rights would have a substantial dilutive effect on the voting power and equity investment of that person or entity.

         If a person or entity acquires 15% or more of the voting stock of the Company, the acquisition has been publicly announced and thereafter:

                  (a) the Company merges or consolidates with another entity and the Company is not the surviving corporation or

                  (b) the Company merges or consolidates with another entity and is the surviving corporation but the Common Stock is converted into or exchanged for securities or assets of another person or entity or

                  (c) 50% or more of the assets or earning power of the Company and its subsidiaries is sold or transferred to a person or entity other than the Company or a wholly-owned subsidiary of the Company, then the rights become exercisable to purchase shares of the common stock of the surviving entity at half of its then market price.

         Until the rights become exercisable to purchase Common Stock, they are redeemable at the option of the Board of Directors for nominal consideration and the Board has the right to amend or supplement the Stockholder Rights Plan. After the rights become exercisable to purchase Common Stock, the Board cannot amend or supplement the Stockholder Rights Plan in a manner that materially and adversely affects any holder of outstanding rights other than a person or entity that has acquired beneficial ownership of 15% or more of the outstanding shares and other than an acquiring entity in certain business combinations with the Company. Until they become exercisable the rights are not evidenced by any separate security and trade with the Common Stock.

         The Company completed its initial public offering pursuant to a registration statement (Registration No. 333-26129) which became effective on July 1, 1997. Of the $28.4 million of net proceeds of the offering, approximately $5.5 million were used for repayment of the bank line of credit indebtedness and reduction of an inter-company payable to XL-Vision, Inc. and an additional $14.1 million were used to fund working capital and research and development through March 31, 1999.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits


               3.1   Certificate of Incorporation of the Company (as amended)**
               3.2   By-laws of the Company, as amended**
              27     Financial Data Schedule*

         (b)  Report on Form 8-k

                  The Company filed a Form 8-K with the Commission on March 12,
              1999 to report the adoption of a stockholders' rights plan. No financial statements were filed with this report.

         -------------
          * Filed herewith.

         ** Filed on April 30, 1997 as an exhibit to the Company's Registration
            Statement on Form S-1 (No. 333-26129) and incorporated by reference

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         CHROMAVISION MEDICAL SYSTEMS, INC.

DATE:    May 14, 1999                    By: /s/  Douglas S. Harrington, M.D.
      ---------------------              ------------------------------------
                                                  Douglas S. Harrington, M.D.
                                                  Chief Executive Officer

DATE:    May 14, 1999                    By: /s/  Kevin C. O'Boyle
      ---------------------              ------------------------------------
                                                  Kevin C. O'Boyle
                                                  Vice President,
                                                  Chief Financial Officer

                                 EXHIBIT INDEX

     Exhibit
     Number                   Description
     -------                  -----------

       3.1   Certificate of Incorporation of the Company (as amended)**
       3.2   By-laws of the Company, as amended**
      27     Financial Data Schedule*

      -------------
       *  Filed herewith.

      ** Filed on April 30, 1997 as an exhibit to the Company's Registration
         Statement on Form S-1 (No. 333-26129) and incorporated by reference