Form 10-Q
period 1999-06-30
CHROMAVISION MEDICAL SYSTEMS INC
filed 1999-08-16
CIK 1038223

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For The Quarterly Period Ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the Transition Period from __________ to __________


                          COMMISSION FILE NUMBER 0-1000


                       CHROMAVISION MEDICAL SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                           75-2649072
-------------------------------                           ---------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                            Identification Number)


          33171 PASEO CERVEZA
        SAN JUAN CAPISTRANO, CA                                  92675
----------------------------------------                       ----------
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

                             Yes  X             No
                                 ---               ---

As of August 6, 1999 there were 17,668,854 shares outstanding of the Issuer's Common Stock, $.01 par value.

                       CHROMAVISION MEDICAL SYSTEMS, INC.
                        (A Development Stage Enterprise)

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I      FINANCIAL INFORMATION

    Item 1  Financial Statements

            Condensed Consolidated Balance Sheets as of June 30, 1999          3
            and December 31, 1998

            Condensed Consolidated  Statements of Operations for the
            three and six months ended June 30, 1999 and 1998;
            and the period from April 1, 1993 (Inception) through
            June 30, 1999                                                      4

            Condensed Consolidated Statements of Cash Flows for the            5
            six months ended June 30, 1999 and 1998; and the period from April 1, 1993 (Inception) through June 30, 1999

            Notes to Condensed Consolidated Financial Statements               6

    Item 2  Management's Discussion and Analysis of Financial                  7
            Condition and Results of Operations

    Item 3  Quantitative and Qualitative Disclosure About Market Risk          9

PART II     OTHER INFORMATION

    Item 2  Changes in Securities and Use of Proceeds                         10

    Item 4  Submission of Matters to a Vote of  Security Holders              10

    Item 5  Other Information                                                 10

    Item 6  Exhibits and Reports on Form 8-K                                  10

SIGNATURES

PART I - Item 1

                       CHROMAVISION MEDICAL SYSTEMS, INC.
                        (A Development Stage Enterprise)

                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                     ASSETS

                                                                                     June 30,         December 31,
                                                                                       1999               1998
                                                                                   ------------       ------------
Current assets:
   Cash and cash equivalents ................................................      $  4,967,595       $  2,853,546
   Short-term investments ...................................................           814,049          3,533,747
   Note receivable - affiliate ..............................................               -0-          5,000,000
   Other ....................................................................           369,975            229,889
                                                                                   ------------       ------------

         Total current assets ...............................................         6,151,619         11,617,182
Other .......................................................................           312,484            122,302
Property and equipment, net .................................................         3,326,127          2,891,471
                                                                                   ------------       ------------

         Total assets .......................................................      $  9,790,230       $ 14,630,955
                                                                                   ============       ============

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable .........................................................      $    654,690       $    466,156
   Accrued liabilities ......................................................           465,505            777,579
                                                                                   ------------       ------------

        Total current liabilities ...........................................         1,120,195          1,243,735

Commitments and contingencies

Stockholders' equity:
   Series A convertible preferred stock, $.01 par value, authorized
      7,246,000 shares, none issued and outstanding .........................               -0-                -0-
   Series B convertible preferred stock, $.01 par value, authorized
      221,850 shares, none issued and outstanding ...........................               -0-                -0-
    Series C preferred stock, $.01 par value, authorized 200,000 shares,
      none issued and outstanding ...........................................               -0-                -0-
   Common stock $.01 par value, authorized 50,000,000 shares, issued and
      outstanding 17,637,917 shares in 1999 and 17,270,816 in 1998 ..........           176,379            172,708
   Additional paid-in capital ...............................................        36,935,485         36,442,784
   Deficit accumulated during the development stage .........................       (28,441,829)       (23,228,272)
                                                                                   ------------       ------------

        Total stockholders' equity ..........................................         8,670,035         13,387,220
                                                                                   ------------       ------------

Total liabilities and stockholders' equity ..................................      $  9,790,230       $ 14,630,955
                                                                                   ============       ============






    See accompanying notes to condensed consolidated financial statements.

                       CHROMAVISION MEDICAL SYSTEMS, INC.
                        (A Development Stage Enterprise)

                 Condensed Consolidated Statements of Operations
                                   (unaudited)

                                                                                                              Period from
                                                                                                             April 1, 1993
                                                   Three Months Ended               Six Months Ended          (Inception)
                                                        June 30,                        June 30,                Through
                                              ----------------------------    ----------------------------      June 30,
                                                  1999            1998            1999           1998             1999
                                              ------------    ------------    ------------    ------------    ------------
Revenue ...................................   $     48,362    $        -0-    $     64,147    $        -0-    $  1,321,356

Cost of revenue ...........................         25,082             -0-          34,076             -0-         586,391
                                              ------------    ------------    ------------    ------------    ------------

   Gross profit ...........................         23,280             -0-          30,071             -0-         734,965
                                              ------------    ------------    ------------    ------------    ------------
Operating expenses:
   Selling, general and administrative ....      1,438,665       1,121,707       2,673,715       2,011,449      14,930,331
   Research and development ...............      1,570,443       1,207,253       2,819,378       2,251,490      15,948,183
   Legal settlement .......................            -0-             -0-             -0-         300,000         300,000
                                              ------------    ------------    ------------    ------------    ------------

      Total operating expenses ............      3,009,108       2,328,960       5,493,093       4,562,939      31,178,514
                                              ------------    ------------    ------------    ------------    ------------

      Loss from operations ................     (2,985,828)     (2,328,960)     (5,463,022)     (4,562,939)    (30,443,549)
                                              ------------    ------------    ------------    ------------    ------------
Other income:
   Interest income ........................         98,781         259,858         236,428         547,161       1,565,158
   Other income ...........................         13,037             -0-          13,037             -0-         436,562
                                              ------------    ------------    ------------    ------------    ------------

      Total other income ..................        111,818         259,858         249,465         547,161       2,001,720
                                              ------------    ------------    ------------    ------------    ------------

      Loss before income taxes ............     (2,874,010)     (2,069,102)     (5,213,557)     (4,015,778)    (28,441,829)

Income taxes ..............................            -0-             -0-             -0-             -0-             -0-
                                              ------------    ------------    ------------    ------------    ------------

      Net loss ............................   $ (2,874,010)   $ (2,069,102)   $ (5,213,557)   $ (4,015,778)   $(28,441,829)
                                              ============    ============    ============    ============    ============

Basic and diluted net loss per common share   $       (.16)   $       (.12)   $       (.30)   $       (.23)
                                              ============    ============    ============    ============

Weighted average number of common shares
   outstanding ............................     17,570,397      17,230,150      17,526,654      17,203,233
                                              ============    ============    ============    ============


     See accompanying notes to condensed consolidated financial statements.

                       CHROMAVISION MEDICAL SYSTEMS, INC.
                        (A Development Stage Enterprise)

                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                                        Period from
                                                                                                       April 1, 1993
                                                                          Six Months Ended              (Inception)
                                                                              June 30,                    Through
                                                                   ------------------------------         June 30,
                                                                       1999              1998              1999
                                                                   ------------      ------------      ------------
Cash flows from development stage activities:
Net loss .....................................................     $ (5,213,557)     $ (4,015,778)     $(28,441,829)
Adjustments to reconcile net loss to net cash used in
   operating activities:
      Depreciation and amortization ..........................          614,522           270,435         1,557,345
      Issuance of preferred stock for services ...............              -0-               -0-           770,192
      Write-off of note receivable ...........................              -0-               -0-            40,000
  Changes in operating assets and liabilities:
      Other assets ...........................................         (330,268)           98,443          (682,459)
      Accounts payable .......................................          188,534           210,005           654,690
      Accrued liabilities ....................................         (312,074)           42,640           465,505
                                                                   ------------      ------------      ------------

      Net cash used in operating activities ..................       (5,052,843)       (3,394,255)      (25,636,556)
                                                                   ------------      ------------      ------------

Cash flows from investing activities:
Note receivable from affiliate ...............................              -0-               -0-        (5,825,000)
Collections on notes receivable from affiliate ...............        5,000,000               -0-         5,785,000
Proceeds from (purchases of) investments .....................        2,719,698          (779,360)         (814,049)
Additions to property and equipment ..........................       (1,049,178)       (1,071,004)       (4,883,472)
                                                                   ------------      ------------      ------------

        Net cash provided by (used in) investing activities ..        6,670,520        (1,850,364)       (5,737,521)
                                                                   ------------      ------------      ------------

Cash flows from financing activities:
Proceeds from exercise of stock options ......................          496,372            70,747           612,621
Sale of common stock .........................................              -0-               -0-        30,115,450
Sale of preferred stock ......................................              -0-               -0-         7,363,196
Offering costs ...............................................              -0-               -0-        (1,749,595)
                                                                   ------------      ------------      ------------

        Net cash provided by financing activities ............          496,372            70,747        36,341,672
                                                                   ------------      ------------      ------------

        Net increase (decrease) in cash and cash equivalents .        2,114,049        (5,173,872)        4,967,595
Cash and cash equivalents beginning of period ................        2,853,546        12,926,398               -0-
                                                                   ------------      ------------      ------------

Cash and cash equivalents end of period ......................     $  4,967,595      $  7,752,526      $  4,967,595
                                                                   ============      ============      ============

     See accompanying notes to condensed consolidated financial statements.

                       CHROMAVISION MEDICAL SYSTEMS, INC.
                        (A Development Stage Enterprise)

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


(1)      BASIS OF PRESENTATION

         These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 annual report filed on Form 10-K with the Securities and Exchange Commission.

         The accompanying unaudited condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. All such adjustments are of a normal, recurring nature. Certain amounts have been reclassified to conform to the current period presentation. The results of the Company's operations for any interim period are not necessarily indicative of the results to be obtained for a full fiscal year.

(2)      DEVELOPMENT STAGE

         From the inception of ChromaVision on April 1, 1993, the Company was considered to be in the development stage as defined by Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises". The Company will be considered in the development stage until it begins to realize significant revenue from its planned operations

(3)      NET LOSS PER SHARE

         Options to purchase 2,029,387 and 1,829,038 shares of common stock were outstanding at June 30, 1999 and 1998, respectively, and were excluded from the computation of diluted net loss per share as the effect would be antidilutive.

(4)      LEGAL SETTLEMENT

         On April 21, 1998, the Company signed a settlement agreement with IDEA Research LLC ("IDEA Research") related to litigation filed by the Company on November 10, 1997 involving, among other things, a claim by IDEA Research of patent infringement against the Company. The agreement contemplates a collaboration between both parties on a screening test for Down syndrome for a period of two years and provides for the grant of a license to the Company under the patent, an up front payment by the Company of $300,000 upon the signing of the settlement agreement, a $150,000 payment if certain requirements with respect to commercializing the Down syndrome screening test are met and a five percent royalty payable to IDEA Research on net collectible revenues for each Down syndrome screening test performed. In March 1998, the $300,000 up front payment was accrued and included in legal settlement charges on the consolidated statement of operations and in April 1998 was paid to IDEA Research.


(5)      STOCKHOLDER RIGHTS PLAN

         In March 1999, the Company adopted a Stockholder Rights Plan, which provides each stockholder of the Company with one right for each share of common stock held. Generally, and subject to certain exceptions, if a person or entity becomes the beneficial owner of 15% or more of the Company's outstanding common stock, each right (other than those held by that new 15% stockholder) would be exercisable to purchase that number of shares of the Company's Common Stock having, at that time, a market value equal to two times the then current exercise price. The exercise price will initially be $30 per right, subject to adjustment for certain events. Certain acquisitions by the holders of 15% or more of the Company's Common Stock on the date the Stockholder Rights Plan was adopted do not result in the rights becoming exercisable.

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

PART I - Item 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         Statements in this report describing the plans, goals, strategies, intentions, and expectations of the Company and anticipated events are forward-looking statements. Important factors which could cause actual results to differ materially from those described in such forward-looking statements include the following: an inadequate supply of biological samples could delay completion of the clinical trials; the clinical trials could fail to demonstrate the efficacy of the ChromaVision Automated Cellular Imaging System ("ACIS") applications; new applications may not be successfully developed; the ability to commercialize new applications is dependent on obtaining appropriate U.S. Food and Drug Administration (the "FDA") and foreign regulatory approvals, which may not be obtained when anticipated or at all; manufacture of the ACIS is subject to FDA regulation; commercialization of the Company's products is dependent on acceptance by the medical community and medical insurance industry, which could be delayed or not obtained; and the impact of the Company's efforts to remediate potential Year 2000 problems.

Overview

         ChromaVision is a laboratory medicine diagnostics company that develops and manufactures an automated cellular imaging system for a wide variety of clinical and research applications. The ACIS and one application, leukocyte alkaline phosphatase ("LAP"), were cleared for commercial distribution in the U.S. by the F.D.A in June of 1997. In July 1999, an additional application, was cleared by the F.D.A for use with the ACIS. The application, immunohistochemistry ("IHC"), is a widely used staining method used in the evaluation of numerous disease conditions. The IHC clearance enables the commercialization of five ACIS tests scheduled for release in 1999.

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

Revenue and gross profits

         Revenue of approximately $48,000 and $64,000 for the three and six months ended June 30, 1999 is primarily due to monthly rental charges generated from the commercial placement of the ACIS. The Company is a development stage company and had no revenue or gross profit for the comparable periods in 1998.

Selling, general and administrative expenses

         Expenses for the three and six months ended June 30, 1999 increased approximately 28% and 33%, respectively, over the comparable periods in 1998. These increases are primarily due to increases in the Company's sales and marketing staff necessary to support the commercialization of the Company's applications. The Company anticipates selling, general and administrative expenses to continue to increase in the near future as the Company enters the commercial phase of its development.

Research and development expenses

         Expenses for the three and six months ended June 30, 1999 increased approximately 30% and 25%, respectively, over the comparable periods in 1998. These increases are primarily due to the addition of technical personnel to further develop the Company's applications. The Company anticipates that research and development expenses will continue to increase in the near future due to costs related to the development of new applications, additional clinical trials and the continuation of technological advances to the ChromaVision ACIS.

Legal settlement

         In March 1998, the Company accrued $300,000 for legal settlement costs. See Note 4 of notes to the condensed consolidated financial statements.

Other income

         Interest income for the three and six months ended June 30, 1999 decreased approximately $161,000 and $311,000, respectively, over the comparable periods in 1998. The decrease resulted from a decrease in the remaining funds generated from the Company's initial public offering net proceeds that were used to fund operations.

Uncertainties as to Future Operations

         During 1999, the Company will begin the transition from being focused almost entirely on the development of the ACIS system to focus more on marketing and sales of the system as tests performed with the ACIS become available for commercial distribution. The Company faces significant uncertainties in this regard, including its ability to achieve market acceptance of the ACIS, manufacture the components of the system in commercial quantities and achieve satisfactory reimbursement from third-party payers for tests performed using the ACIS. The Company also faces uncertainties with respect to its ability to complete development of tests it is working on. In order to mitigate the risk that any one test will not be successfully developed, the Company maintains a pipeline of tests in a prioritized cue so that if any one test is not successfully developed, the Company can move other tests up in priority. As an example of this, the clinical trials for the Company's proposed screen for Down Syndrome known as the Triple Plus(TM) have taken longer than expected and some preliminary data indicate that the test may not be as strong a predictor of Down Syndrome as had been expected. While the Company is still evaluating the data and the implications for the commercial release of the test, the Company is concentrating more of its efforts on other tests that presently show more promise. Other uncertainties affecting the Company include its ability to collaborate successfully with other companies in the development of new tests, initiate and complete clinical trials of new products and obtain governmental approvals for the products. Lack of success in these efforts could have a material adverse effect on the future results of the Company's operations and its ability to generate sufficient cash flow to reduce its dependence on additional financing.

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

         The Company has an agreement with its principal bank for a $5,000,000 revolving line of credit. The line expires May 30, 2000. At the Company's option, the interest rate is prime less .25% or LIBOR plus 1.75%. There were no borrowings outstanding under the line of credit during the period. Any borrowings outstanding under the line of credit will be collateralized by the Company's investment in securities held by the principal bank having a market value equal to 111% of the principal balance of the loans. At June 30, 1999, the Company had approximately $5.8 million of cash and cash equivalents and investments and working capital of approximately $5 million and no long-term debt.

         Capital expenditures for the six months ended June 30, 1999 were approximately $1 million and related primarily to the manufacture of the ChromaVision ACIS systems placed with customers. Capital expenditures are expected to total approximately $3 million in 1999, and are expected to be primarily related to the manufacture of the ChromaVision ACIS for "per-click" placements with customers, although the Company's present plans could change and this amount could be materially different. The Company's business plan anticipates placing these instruments with users at no charge and charging a "per-click" fee for each use of the instrument. The manufacture of these instruments will require a significant outlay of cash for which revenues will be recognized over the lease term. The expenditures will be funded by current cash reserves, which will be partially supplemented by third-party asset based financing for these instruments. The Company presently has an agreement for such financing totaling $1 million.

         The Company anticipates that existing cash resources and investments will be sufficient to satisfy its operating cash needs for 1999. Management expects that losses from operations and increases in working capital requirements will produce significant negative cash flows from operations for at least the next twelve months and beyond. In addition, to support the Company's future cash needs it intends to consider, but not be limited to, additional debt or equity financing. However there can be no assurance that any such financing will be available to the Company or that adequate funds for the Company's operations will be available when needed or on terms attractive to the Company. If the Company is unable to obtain sufficient additional funds, the Company may have to delay, scale back or eliminate some or all of its development activities, clinical studies and/or regulatory activities or cease operations entirely.

Year 2000 Problems

         The Company purchases computer hardware and software and also develops software for use in its ChromaVision ACIS(TM). In addition, purchased software is run on in-house computer networks. During the second quarter, the Company completed an inventory, assessment and final testing of the Company's product, in-house network software and its reliance on embedded technology. The Company did not note any material Year 2000 problems which would prevent its products and systems from being capable of correctly interpreting dates beyond the Year 1999.

         The Company is currently in the process of surveying its key suppliers to determine whether they will be Year 2000 ready. In addition, due to the Company's development stage status, currently it does not have a customer base from which to survey Year 2000 problems. The Company's most reasonably likely worst case scenario would be an interruption in key suppliers' and potential customers' activities due to Year 2000 problems and interruption in the ability of one or more governmental entities or insurance companies to reimburse health care providers. Either or both of these possibilities could have a material adverse effect on the Company's financial results, cash flow and operations.

         The Company also intends to develop contingency plans to handle Year 2000 problems that may develop. The contingency plans will be completed after the survey of key suppliers is completed. The contingency plans are expected to include methods of dealing with third parties that are not dependent upon computer or micro controller technology. The Company estimates that it will complete its inquiry of third parties and development of contingency plans well in advance of the end of 1999.

         The Company does not expect that the cost of its Year 2000 program will be material to its business, financial condition or results of operations. Substantially all of the costs of the program have consisted and are expected to continue to consist of compensation expense allocable to employees who work on the Year 2000 project. All costs are expensed as incurred.

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

         Two of the main risks associated with these investments are interest rate risk and credit risk. Typically, when interest rates rise, there is a corresponding decline in the market value of debt securities. Fluctuations in interest rates would not have a material effect on the Company's financial statements. Credit risk refers to the possibility that the issuer of the debt securities will not be able to make principal and interest payments. The Company has not experienced any losses on its investments to date due to credit risk.

PART II

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

         The Company completed its initial public offering pursuant to a registration statement (Registration No. 333-26129) which became effective on July 1, 1997. Of the $28.4 million of net proceeds of the offering, approximately $5.5 million were used for repayment of the bank line of credit indebtedness and reduction of an inter-company payable to XL-Vision, Inc. and an additional $17.1 million were used to fund working capital and research and development through June 30, 1999.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Stockholders on June 9, 1999. At the meeting, the stockholders voted in favor of electing as directors the six nominees named in the Proxy Statement dated April 30, 1999 and in favor of approving the amended and restated 1996 Equity Compensation Plan.

         The number of votes were as follows:

         I. Election of Directors

                                                   For               Withheld
                                                ----------           --------
            John S. Scott, Ph.D.                15,916,751            29,373
            Douglas S. Harrington, M.D.         15,910,551            35,573
            Richard C. E. Morgan                15,916,651            29,473
            Mary Lake Polan, M.D., Ph.D.        15,907,711            38,413
            Charles A. Root                     15,911,051            35,073
            Thomas R. Testman                   15,908,505            37,619

         II. Amended and Restated 1996 Equity Compensation Plan

                                                   For          Against    Abstain
                                                ----------     --------    --------
                                                15,338,402      568,661     39,061

ITEM 5 - OTHER INFORMATION

         Stockholders intending to present proposals at the next Annual Meeting of Stockholders to be held in 2000 must notify the Company of the proposal no later than December 30, 1999 if they wish to include the proposal on the Company's proxy card and, along with any supporting statement, in the Company's proxy statement. As to any proposal presented by a stockholder at the Annual Meeting of Stockholders that has not been included in the Proxy Statement, the management proxies will be allowed to use their discretionary voting authority unless notice of such proposal is received by the Company no later than March 31, 2000.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

              3.1 Certificate of Incorporation of the Company (as amended)**....
              3.2 By-laws of the Company, as amended**..........................
             27   Financial Data Schedule*......................................

         (b) Report on Form 8-k

             None.

----------------
 * Filed herewith.

** Filed on April 30, 1997 as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-26129) and incorporated by reference

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       CHROMAVISION MEDICAL SYSTEMS, INC.


DATE: August 13, 1999                BY: /s/ Douglas S. Harrington, M.D.
      ---------------                    ---------------------------------------
                                         Douglas S. Harrington, M.D.
                                         Chief Executive Officer


DATE: August 13, 1999                BY: /s/ Kevin C. O'Boyle
      ---------------                    ---------------------------------------
                                         Kevin C. O'Boyle
                                         Vice President, Chief Financial Officer

                                 EXHIBIT INDEX

           EXHIBIT
           NUMBER           DESCRIPTION
           -------          -----------
             27             Financial Data Schedule