Form 10-Q
period 1999-09-30
CHROMAVISION MEDICAL SYSTEMS INC
filed 1999-11-12
CIK 1038223

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For The Quarterly Period Ended September 30, 1999

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Transition Period from __________ to __________

                          COMMISSION FILE NUMBER 0-1000

                       CHROMAVISION MEDICAL SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                     75-2649072
 ---------------------------------        ------------------------------------
   (State or other jurisdiction           (IRS Employer Identification Number)
 of incorporation or organization)

                 33171 PASEO CERVEZA
               SAN JUAN CAPISTRANO, CA                   92675
      ----------------------------------------         ----------
      (Address of principal executive offices)         (Zip code)

                                 (949) 443-3355
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

        Yes     [X]             No    [ ]

As of November 8, 1999 there were 19,487,629 shares outstanding of the Issuer's Common Stock, $.01 par value.

                       CHROMAVISION MEDICAL SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                TABLE OF CONTENTS

                                                                                                             Page
                                                                                                             ----
PART I         FINANCIAL INFORMATION

     ITEM 1    FINANCIAL STATEMENTS

               Condensed Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998            3

               Condensed Consolidated Statements of Operations for the three and nine months ended
               September 30, 1999 and 1998; and the period from April 1, 1993
               (Inception) through September 30, 1999                                                          4

               Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and 1998; and the period from
               April 1, 1993 (Inception) through September 30, 1999                                            5

               Notes to Condensed Consolidated Financial Statements                                            6

     Item 2    Management's Discussion and Analysis of Financial                                               7
               Condition and Results of Operations

     Item 3    Quantitative and Qualitative Disclosures About Market Risk                                     10


PART II OTHER INFORMATION

     Item 2    Changes in Securities and Use of Proceeds                                                      10

     Item 5    Other Information                                                                              10

     Item 6    Exhibits and Reports on Form 8-K                                                               10

SIGNATURES                                                                                                    12

PART I - ITEM 1

                       CHROMAVISION MEDICAL SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                              SEPTEMBER 30,        DECEMBER 31,
                                                                                 1999                  1998
                                                                              ------------         ------------
                              ASSETS
 Current assets:
    Cash and cash equivalents ........................................        $  2,376,120         $  2,853,546
    Short-term investments ...........................................                 -0-            3,533,747
    Note receivable - affiliate ......................................                 -0-            5,000,000
    Other ............................................................             423,652              229,889
                                                                              ------------         ------------

         Total current assets ........................................           2,799,772           11,617,182
 Other ...............................................................             279,605              122,302
 Property and equipment, net .........................................           3,675,823            2,891,471
                                                                              ------------         ------------

         Total assets ................................................        $  6,755,200         $ 14,630,955
                                                                              ============         ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:

    Accounts payable .................................................        $    581,591         $    466,156
    Accrued liabilities ..............................................             579,670              777,579
                                                                              ------------         ------------
        Total current liabilities ....................................           1,161,261            1,243,735

 Commitments and contingencies

 Stockholders' equity:

    Series A convertible preferred stock, $.01 par value,
      authorized 7,246,000 shares, none issued and outstanding .......                 -0-                  -0-
    Series B convertible preferred stock, $.01 par value,
      authorized 221,850 shares, none issued and outstanding .........                 -0-                  -0-
    Series C preferred stock, $.01 par value, authorized 200,000
      shares, none issued and outstanding ............................                 -0-                  -0-
    Common stock $.01 par value, authorized 50,000,000 shares, issued and outstanding 17,710,379 shares in 1999 and
      17,270,816 in 1998 .............................................             177,104              172,708

    Additional paid-in capital .......................................          37,104,344           36,442,784
    Accumulated other comprehensive loss .............................             (10,036)                 -0-
    Deficit accumulated during the development stage .................         (31,677,473)         (23,228,272)
                                                                              ------------         ------------
        Total stockholders' equity ...................................           5,593,939           13,387,220
                                                                              ------------         ------------
 Total liabilities and stockholders' equity ..........................        $  6,755,200         $ 14,630,955
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

                       CHROMAVISION MEDICAL SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                                PERIOD FROM
                                                                                                                APRIL 1, 1993
                                                                                                                (Inception)
                                                  THREE MONTHS ENDED                NINE MONTHS ENDED             THROUGH
                                                     SEPTEMBER 30,                    SEPTEMBER 30,             SEPTEMBER 30,
                                                1999             1998            1999              1998            1999
                                            ------------     ------------     ------------     ------------     ------------
Revenue ................................     $    32,669      $     7,194      $    96,816      $     7,194      $ 1,354,025

Cost of revenue ........................          24,956            4,523           59,032            4,523          611,347
                                            ------------     ------------     ------------     ------------     ------------


   Gross profit ........................           7,713            2,671           37,784            2,671          742,678
                                            ------------     ------------     ------------     ------------     ------------

Operating expenses:
   Selling, general and administrative .       1,671,625          974,060        4,345,340        2,985,509       16,601,956
   Research and development ............       1,627,707        1,176,330        4,447,085        3,427,820       17,575,890
   Legal settlement ....................             -0-              -0-              -0-          300,000          300,000
                                            ------------     ------------     ------------     ------------     ------------

     Total operating expenses ..........       3,299,332        2,150,390        8,792,425        6,713,329       34,477,846
                                            ------------     ------------     ------------     ------------     ------------

     Loss from operations ..............      (3,291,619)      (2,147,719)      (8,754,641)      (6,710,658)     (33,735,168)
                                            ------------     ------------     ------------     ------------     ------------
Other income:

   Interest income .....................          55,975          223,940          292,403          771,101        1,621,133
   Other income ........................             -0-            1,140           13,037            1,140          436,562
                                            ------------     ------------     ------------     ------------     ------------

     Total other income ................          55,975          225,080          305,440          772,241        2,057,695
                                            ------------     ------------     ------------     ------------     ------------

     Loss before income taxes ..........      (3,235,644)      (1,922,639)      (8,449,201)      (5,938,417)     (31,677,473)

Income taxes ...........................             -0-              -0-              -0-              -0-              -0-
                                            ------------     ------------     ------------     ------------     ------------

     Net loss ..........................     $(3,235,644)     $(1,922,639)     $(8,449,201)     $(5,938,417)    $(31,677,473)
                                            ============     ============     ============     ============     ============

Basic and diluted net loss per common
     share .............................     $      (.18)     $      (.11)     $      (.48)     $      (.35)
                                            ============     ============     ============     ============

Weighted average number of common
   shares outstanding ..................      17,687,939       17,257,745       17,581,006       17,221,604
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

                       CHROMAVISION MEDICAL SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                PERIOD FROM
                                                                                               APRIL 1, 1993
                                                                                                (Inception)
                                                                  NINE MONTHS ENDED               THROUGH
                                                                     SEPTEMBER 30,              SEPTEMBER 30,
                                                                1999              1998             1999
                                                            ------------      ------------      ------------
       Cash flows from development stage activities:
Net loss ..............................................     $ (8,449,201)     $ (5,938,417)     $(31,677,473)
Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation and amortization ....................        1,002,563           447,829         1,945,386
     Issuance of preferred stock for services .........              -0-               -0-           770,192
     Write-off of note receivable .....................              -0-               -0-            40,000
  Changes in operating assets and liabilities:
     Other assets .....................................         (352,734)          (29,622)         (704,925)
     Accounts payable .................................          114,033           230,303           580,189
     Accrued liabilities ..............................         (204,875)          223,765           572,704
                                                            ------------      ------------      ------------
     Net cash used in operating activities ............       (7,890,214)       (5,066,142)      (28,473,927)
                                                            ------------      ------------      ------------
Cash flows from investing activities:

Note receivable from affiliate ........................              -0-               -0-        (5,825,000)
Collections on notes receivable from affiliate ........        5,000,000               -0-         5,785,000
Proceeds from (purchases of) investments ..............        3,533,747        (1,476,549)              -0-
Additions to property and equipment ...................       (1,786,915)       (1,520,375)       (5,621,209)
                                                            ------------      ------------      ------------
     Net cash provided by (used in) investing
         activities ...................................        6,746,832        (2,996,924)       (5,661,209)
                                                            ------------      ------------      ------------
Cash flows from financing activities:
Proceeds from exercise of stock options ...............          665,956            87,749           782,205
Sale of common stock ..................................              -0-               -0-        30,115,450
Sale of preferred stock ...............................              -0-               -0-         7,363,196
Offering costs ........................................              -0-               -0-        (1,749,595)
                                                            ------------      ------------      ------------
       Net cash provided by financing activities ......          665,956            87,749        36,511,256
                                                            ------------      ------------      ------------
       Net increase (decrease) in cash and cash
         equivalents ..................................         (477,426)       (7,975,317)        2,376,120

Cash and cash equivalents beginning of period .........        2,853,546        12,926,398               -0-
                                                            ------------      ------------      ------------

Cash and cash equivalents end of period ...............     $  2,376,120      $  4,951,081      $  2,376,120
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

        Options to purchase 2,026,625 and 1,957,313 shares of common stock were outstanding at September 30, 1999 and 1998, respectively, and were excluded from the computation of diluted net loss per share as the effect would be antidilutive.

(4)     CURRENCY TRANSLATION

        The financial position and results of operations of the Company's foreign subsidiaries are generally determined using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each quarter-end. Income statement accounts are translated at the average rate of exchange prevailing during the year.

(5)     COMPREHENSIVE LOSS

        The Company's total comprehensive loss is summarized as follows:

                                          Three Months Ended September 30,  Nine Months Ended September 30,
                                             1999             1998              1999             1998
                                          -----------      -----------      -----------      -----------
Net loss ............................     $(3,235,644)     $(1,922,639)     $(8,449,201)     $(5,938,417)
Foreign currency translation loss ...         (10,036)             -0-          (10,036)             -0-
                                          -----------      -----------      -----------      -----------
Comprehensive loss ..................     $(3,245,680)     $(1,922,639)     $(8,459,237)     $(5,938,417)
                                          ===========      ===========      ===========      ===========


(6)     SUBSEQUENT EVENTS

        On October 7, 1999, the Company closed the sale of a private placement of 1,775,000 newly issued shares of its common stock to selected institutional and other accredited investors. The purchase price per share was $11.25. The net proceeds to the Company from the sale of the shares are approximately $18.6 million. The funds will be used to provide working capital to continue to develop and commercialize the ACIS products and for general corporate purposes.

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

OVERVIEW

        ChromaVision is a laboratory medicine diagnostics company that develops and manufactures an automated cellular imaging system for a wide variety of clinical and research applications. The ACIS and one application, leukocyte alkaline phosphatase ("LAP"), were cleared for commercial distribution in the U.S. by the F.D.A in June of 1997. In July 1999, an additional application was cleared by the F.D.A for use with the ACIS. The application, immunohistochemistry ("IHC"), is a widely used staining method for the evaluation of numerous disease conditions. The IHC clearance enables ChromaVision to introduce tests for the ACIS using that method without having to apply for FDA clearance. Currently, five ACIS tests are scheduled for commercial release in 1999 using the IHC method.

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

REVENUE AND GROSS PROFITS

        Revenue of approximately $33,000 and $97,000 for the three and nine months ended September 30, 1999 is primarily due to monthly rental charges generated from the commercial placement of the ACIS. The Company is a development stage company and has just recently begun its commercial phase. Therefore there is no significant revenue or gross profit for the comparable periods in 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Expenses for the three and nine months ended September 30, 1999 increased approximately 72% and 46%, respectively, over the comparable periods in 1998. These increases are primarily due to increases in the Company's sales and marketing staff necessary to support the commercialization of the Company's applications. The Company anticipates selling, general and administrative expenses to continue to increase in the near future as the Company enters the commercial phase of its development.

RESEARCH AND DEVELOPMENT EXPENSES

        Expenses for the three and nine months ended September 30, 1999 increased approximately 38% and 30%, respectively, over the comparable periods in 1998. These increases are primarily due to the addition of technical personnel to further develop the Company's pipeline of applications. The Company anticipates that research and development expenses will continue to increase in the near future due to the development of new applications, additional clinical trials and the continuation of technological advances to the ChromaVision ACIS.

LEGAL SETTLEMENT

        In April 1998, the Company paid $300,000 for legal settlement costs.

OTHER INCOME

        Other income for the three and nine months ended September 30, 1999 decreased approximately $169,000 and $467,000, respectively, over the comparable periods in 1998 due to a drop in interest income. The decrease in interest income resulted primarily from a decrease in the remaining funds generated from the Company's initial public offering that were used to fund operations.

UNCERTAINTIES AS TO FUTURE OPERATIONS

        During 1999, the Company has begun the transition from being focused almost entirely on the development of the ACIS system to focusing more on marketing and sales of the system as tests performed with the ACIS become available for commercial distribution. The Company faces significant uncertainties in this regard, including its ability to achieve market acceptance of the ACIS, manufacture the components of the system in commercial quantities and achieve satisfactory reimbursement from third-party payers for tests performed using the ACIS. The Company also faces uncertainties with respect to its ability to complete development of tests it is working on. In order to mitigate the risk that any one test will not be successfully developed, the Company maintains a pipeline of tests in a prioritized cue so that if any one test is not successfully developed, the Company can move other tests up in priority. As an example of this, the clinical trials for the Company's proposed screen for Down Syndrome known as the Triple Plus TM have taken longer than expected and some preliminary data indicate that the test may not be as strong a predictor of Down Syndrome as had been expected. While the Company is still evaluating the data and the implications for the commercial release of the test, the Company is concentrating more of its efforts on other tests that presently show more promise.

        Other uncertainties affecting the Company include its ability to collaborate successfully with other companies in the development of new tests , initiate and complete clinical trials of new products and obtain governmental approvals for the products. Lack of success in these efforts could have a material adverse effect on the future results of the Company's operations and its ability to generate sufficient cash flow to reduce its dependence on additional financing.

LIQUIDITY AND CAPITAL RESOURCES

        On August 13, 1997, the Company completed its initial public offering of 6,020,000 shares of Common Stock. The Company received net proceeds of approximately $28.4 million after deducting underwriting discounts and offering expenses. On October 7, 1999, the Company completed a private placement of 1,775,000 shares of Common Stock to selected institutional and other accredited investors. The net proceeds to the Company from the sale of the shares are approximately $18.6 million.

        The Company has an agreement with its principal bank for a $5,000,000 revolving line of credit. The line expires May 30, 2000. At the Company's option, the interest rate is prime less .25% or LIBOR plus 1.75%. There were no borrowings outstanding under the line of credit during the period. Any borrowings outstanding under the line of credit will be collateralized by the Company's investment in securities held by the principal bank having a market value equal to 111% of the principal balance of the loans. At September 30, 1999 and without giving effect to the receipt on October 7, 1999 of the proceeds of the private placement referred to above, the Company had approximately $2.4 million of cash and cash equivalents and investments and working capital of approximately $1.6 million and no long-term debt.

        Capital expenditures for the nine months ended September 30, 1999 were approximately $1.8 million and related primarily to the manufacture of the ChromaVision ACIS systems placed with customers. Capital expenditures are expected to total approximately $3 million in 1999, and are expected to be primarily related to the manufacture of the ChromaVision ACIS for placements with customers, although the Company's present plans could change and this amount could be materially different. The Company's business plan anticipates placing these instruments with users and charging a "per-click" fee for each use of the instrument. The manufacture of these instruments will require a significant outlay of cash for which revenues will be recognized over the lease term. The Company intends to fund these expenditures with current cash reserves, which may be partially supplemented by third-party asset based financing for these instruments. The Company presently has an agreement for such financing totaling $1 million.

        The Company anticipates that existing cash resources and investments, including the proceeds from the private placement completed on October 7, 1999, will be sufficient to satisfy its operating cash needs for the next twelve months. Management expects that losses from operations and increases in working capital requirements will produce significant negative cash flows from operations for at least the next twelve months and beyond. In addition, to support the Company's future cash needs, it intends to seek additional debt or equity financing. However there can be no assurance that any such financing will be available to the Company or that adequate funds for the Company's operations will be available when needed or on terms attractive to the Company. If the Company is unable to obtain sufficient additional funds, the Company may have to delay, scale back or eliminate some or all of its development activities, clinical studies and/or regulatory activities or cease operations entirely.

YEAR 2000 PROBLEMS

        The Company purchases computer hardware and software and also develops software for use in its ChromaVision ACIS(TM). In addition, purchased software is run on in-house computer networks. During the second quarter, the Company completed an inventory, assessment and final testing of the Company's product, in-house network software and its reliance on embedded technology. The Company did not note any Year 2000 problems, which would prevent its products and systems from being capable of correctly interpreting dates beyond the Year 1999.

        The Company has surveyed its key suppliers to determine whether they will be Year 2000 ready and has found a reluctance by the key suppliers to give complete assurance as to their Year 2000 readiness. In addition, due to the Company's development stage status, currently it does not have a customer base from which to survey Year 2000 problems. The Company's most reasonably likely worst case scenario would be an interruption in key suppliers' and potential customers' activities due to Year 2000 problems and interruption in the ability of one or more governmental entities or insurance companies to reimburse health care providers. Either or both of these possibilities could have a material adverse effect on the Company's financial results, cash flow and operations.

          The Company is in the process of finalizing its contingency plans to handle Year 2000 problems that may develop. The contingency plans are expected to include: methods of dealing with third parties that are not dependent upon computer or micro controller technology, an increase in year-end inventory levels for key components, accelerated replacement of affected equipment or software and increased work hours for our personnel. The Company estimates that it will complete its contingency plans in advance of the end of 1999.

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

ITEM 3 -QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The Company invests excess cash in short-term debt securities that are intended to be held to maturity. These short-term investments have various maturity dates, which do not exceed one year.

Two of the main risks associated with these investments are interest rate risk and credit risk. Typically, when interest rates rise, there is a corresponding decline in the market value of debt securities. Fluctuations in interest rates would not have a material effect on the Company's financial statements because of the short term nature of the securities in which the Company invests. Credit risk refers to the possibility that the issuer of the debt securities will not be able to make principal and interest payments. The Company has limited its investments to investment grade or comparable securities and has not experienced any losses on its investments to date due to credit risk.

PART II

ITEM 2-CHANGES IN SECURITIES AND USE OF PROCEEDS

        On October 7, 1999 the Company completed a private placement of 1,775,000 shares of its Common Stock to a limited number of institutional and other accredited investors. The shares were sold for $11.25 per share, resulting in gross proceeds from the offering of $19,968,750. Net proceeds were approximately $18, 600,000. Prudential Vector Healthcare Group, a division of Prudential Securities, acted as placement agent for the offering and received a fee equal to 6% of the gross proceeds of the offering, or approximately $1,198,000, plus reimbursement of certain expenses of the offering. The shares were issued in reliance upon the exemption from the registration requirement of the Securities Act of 1933 afforded to transactions not involving a public offering by Section 4(2) of that Act and Rule 506 of the Securities and Exchange Commission. The shares issued in the offering have been registered for resale by the purchasers of the shares.

        The Company completed its initial public offering pursuant to a registration statement (Registration No. 333-26129) which became effective on July 1, 1997. Of the $28.4 million of net proceeds of the offering, approximately $5.5 million were used for repayment of the bank line of credit indebtedness and reduction of an inter-company payable to XL Vision, Inc. and an additional $20.5 million were used to fund working capital and research and development through September 30, 1999.

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

ITEM 6- EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits
  3.1     Certificate of Incorporation of the Company (as amended)**.........................
  3.2     By-laws of the Company, as amended**...............................................
 10.13    Form of Stock Purchase Agreement, dated September 24, 1999 by and among
          ChromaVision Medical Systems, Inc. and the purchaser***............................
  27      Financial Data Schedule*...........................................................

(b)     Report on Form 8-K

        The Company filed a Form-8-K with the Commission on October 15, 1999 to report the completion of a private placement of 1,775,000 newly issued shares of it's common stock to selected investors. No financial statements were filed with this report.

*       Filed herewith.

** Filed on April 30, 1997 as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-26129) and incorporated by reference.

*** Filed on September 28, 1999 as an exhibit to the Company's Registration Statement on Form S-3 (No. 333-87969) and incorporated by reference.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CHROMAVISION MEDICAL SYSTEMS, INC.

DATE:   November 12, 1999               BY:  /s/  Douglas S. Harrington, M.D.
      ------------------------------         -----------------------------------
                                             Douglas S. Harrington, M.D.
                                             President & Chief Executive Officer


DATE:   November 12, 1999               BY:  /s/  Kevin C. O'Boyle
      ------------------------------         -----------------------------------
                                             Kevin C. O'Boyle
                                             Senior Vice President Operations &
                                             Chief Financial Officer

                                 Exhibit Index



Exhibit
Number    Description
------    -----------
  3.1     Certificate of Incorporation of the Company (as amended)**
  3.2     By-laws of the Company, as amended**
 10.13    Form of Stock Purchase Agreement, dated September 24, 1999 by and among
          ChromaVision Medical Systems, Inc. and the purchaser***
  27      Financial Data Schedule*

  * Filed herewith.

 ** Filed on April 30, 1997 as an exhibit to the Company's Registration
    Statement on Form S-1 (No. 333.261-2629) and incorporated by reference.

*** Filed on September 28, 1999 as an exhibit to the Company's Registration
    Statement on Form S-3 (No. 333-87969) and incorporated by reference.