Form 10-K405
period 1999-12-31
CHROMAVISION MEDICAL SYSTEMS INC
filed 2000-03-30
CIK 1038223

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                          COMMISSION FILE NUMBER 0-1000

                       CHROMAVISION MEDICAL SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                                    75-2649072
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)     (IRS EMPLOYER IDENTIFICATION NUMBER)

              33171 PASEO CERVEZA
            SAN JUAN CAPISTRANO, CA                                            92675-4824
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                   (ZIP CODE)

                                 (888) 443-3310
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, PAR VALUE $.01
                   RIGHTS TO PURCHASE SERIES C PREFERRED STOCK

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

    Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Based on the closing sales price of March 7, 2000 the aggregate market value of the voting stock held by nonaffiliates of the registrant was $380,222,661.

    The number of shares outstanding of the registrant's Common Stock, $.01 par value was 19,498,598 at March 7, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

LOCATION IN FORM 10-K                    INCORPORATED DOCUMENT
---------------------                    ---------------------
Part III: Items 10, 11, 12 and 13        Proxy Statement for 2000 Annual Meeting of Shareholders


================================================================================

                                TABLE OF CONTENTS

                                                                                               PAGE NUMBER
                                                                                               -----------
                                                  PART I
 Item 1.       Business.....................................................................         3
 Item 2.       Properties...................................................................        12
 Item 3.       Legal Proceedings............................................................        12
 Item 4.       Submission of Matters to a Vote of Security Holders..........................        12

                                                  PART II
 Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters........        14
 Item 6.       Selected Financial Data......................................................        14
 Item 7.       Management's Discussion and Analysis of Financial Condition and Results of           16
               Operations...................................................................
 Item 7a.      Quantitative and Qualitative Disclosures About Market Risk...................        18
 Item 8.       Financial Statements and Supplementary Data..................................        19
 Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial            31
               Disclosure...................................................................

                                                  PART III
Item 10.       Directors and Executive Officers of the Registrant...........................        31
Item 11.       Executive Compensation.......................................................        32
Item 12.       Security Ownership of Certain Beneficial Owners and Management...............        32
Item 13.       Certain Relationships and Related Transactions...............................        32

                                                  PART IV
Item 14.       Exhibits, Financial Statement Schedules, and Reports of Form 8-K.............        33
SIGNATURES                                                                                          35

         Statements in this report describing the plans, goals, strategies, intentions, and expectations of the Company and anticipated events are forward-looking statements. Such statements include, but are not limited to, the discussion under the heading "Business Corporate Strategy" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as discussions throughout this report of new tests under development, anticipated reimbursement for tests performed using the Company's automated cellular imaging system, the future success of that system and other technologies that compete with it. Important factors which could cause actual results to differ materially from those described in such forward-looking statements include the following: an inadequate supply of biological samples could delay completion of the clinical trials; the clinical trials could fail to demonstrate the efficacy of the ChromaVision Automated Cellular Imaging System ("ACIS") applications; new applications may not be successfully developed; the ability to commercialize new applications may be dependent on obtaining appropriate U.S. Food and Drug Administration (the "FDA") and foreign regulatory approvals, which may not be obtained when anticipated or at all; manufacture of the ACIS is subject to FDA regulation; commercialization of the Company's products is dependent on acceptance by the medical community and medical insurance industry, which could be delayed or not obtained.

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

         ChromaVision Medical Systems, Inc. (the "Company"), formerly MicroVision Medical Systems, Inc., is a Delaware corporation formed on March 28, 1996. Prior to the formation of the Company on March 28, 1996, the Company's business was conducted as the MicroVision Medical Systems Division (the "Division") of XL Vision, Inc. ("XL Vision").

         ChromaVision develops, manufactures and markets an automated cellular imaging system, referred to as the ACIS(TM), which is designed to assist in the detection, diagnosis and treatment of cellular diseases such as cancer and infectious disease. ChromaVision has designed the ACIS system to serve as a tool to assist, rather than replace, the pathologist in generating accurate, quantitative and reproducible results, eliminating the subjectivity associated with current manual methods. On July 28, 1999, the U.S. Food and Drug Administration granted clearance for the use of the ACIS to perform tests using a particular staining method based upon a master validation protocol. The FDA clearance allows ChromaVision to introduce tests for the ACIS using that staining method without having to apply for additional FDA clearance. ChromaVision's current test menu for the ACIS includes seven tests currently released with additional tests in various stages of development.

INDUSTRY OVERVIEW

          A critical aspect in diagnosing many cancers, infectious diseases and genetic disorders is the detection of abnormal cells with specific characteristics. This diagnosis is made during a microscopic examination generally performed by a trained technologist or pathologist on biological specimens taken from patients, also called manual microscopy. Estimates place the number of diagnostic procedures performed in the United States at over one billion per year. These procedures are performed in approximately 14,200 clinical laboratories in the United States and numerous clinical laboratories worldwide, as well as in hospitals, doctors' offices and research laboratories. Diagnostic and biotechnology companies have responded to the opportunities presented by this large market by developing a growing number of highly specific and increasingly sensitive reagents, used to identify, often in color, targeted cellular characteristics of biological specimens.

         Manual microscopy works well for simple diagnoses and for cases where disease is obvious. However, manual microscope is highly laborious and subjective, particularly when identifying "rare cellular events" such as finding a few cancer cells in a patient sample containing millions of cells. Among the factors contributing to this subjectivity is the lack of a standardized methodology for both the handling and the staining of the specimen. Once slides are prepared and stained, current diagnostic testing relies on the human eye which, even with the aid of a microscope, has limited ability to discriminate between slight color variations associated with the staining process or to detect differences in the form and structure of cells. As a result, examining cells under this method can result in variations in reportable results, ranging from modest and probably insignificant differences to cases of incorrect diagnoses. Healthcare providers are increasingly seeking more efficient and more accurate methods of disease diagnosis in order to improve patient care and eliminate unnecessary and costly examinations and procedures.

         ChromaVision submitted data in its FDA filing showing that pathologists using manual microscopy identified the existence of cancer cells in only 56% of the bone marrow samples where early-stage cancer was present. ChromaVision's ACIS, on the other hand, detected cancer cells in over 90% of these cases. The ACIS provides greater specificity, which means the ability to find one cell among others, than current alternative methods. It is capable of correctly identifying one tumor cell in one hundred million normal cells, allowing the ACIS to be used for the detection of rare events, such as locating potential early stage cancer cells. The ACIS also is able to produce the same result at a rate approaching 100% upon repeated examinations of the same slide. In addition, the ACIS provides automation to its users and can enhance pathologist productivity.

BUSINESS SEGMENTS

         Segment and geographic area information for the three years ended December 31, 1999 is incorporated by reference from Note 11 "Business Segments," of the Notes to the Consolidated Financial Statements.


CHROMAVISION'S ACIS

Product Description and Benefits

         The ACIS combines a proprietary color-based imaging technology with a fully automated, computer-controlled microscope system and is designed to improve the detection, diagnosis and treatment of cellular disease. The ChromaVision ACIS uses internally developed software to detect colored objects, such as stained cells, dramatically better than the human eye and with greater accuracy and sensitivity than automated systems that rely on form, structure, size or shape for detection of cells of interest. The ACIS detects and counts cells based on color, form and structure. The majority of slide-based tests currently being performed in laboratories already use some form of color to assist in analysis. The color on a microscope slide is produced by the reaction between common laboratory reagents and the cells of interest. The ACIS relies upon color as the primary means of detecting disease and achieves greater sensitivity than existing methods through its ability to discriminate among up to 256 levels of intensity of any chosen color.

         The ACIS is able to find specific types of diagnostic cells, count them and determine the amount of critically relevant substances on or in the cells by measuring color intensity at a level of discrimination far exceeding the capabilities of manual microscopy. It then produces high-resolution color digital images of the targeted cells, creating a permanent visual archive of the results for use in diagnosis or monitoring of numerous medical conditions. The ACIS is designed to enable a laboratory technician to operate the system using simple "point and click" commands to scan up to 100 patient samples with fully automated, walk-away operation. The system automatically scans the slides, initially at low magnification to identify targeted cells using color characteristics. The ACIS then re-images the targeted cells at a higher power and, using additional color criteria and pattern recognition software, confirms the significance of the targeted cell. Unlike other existing technologies, the end result of slide analysis on the ACIS is the automated location of abnormal cells, quantification of those cells and an image of the abnormal cells displayed on the computer monitor. The system stores the digital images of the targeted cells for scoring and review by the technologist/ pathologist at a later time. Once the image is reviewed and accepted, the digital images serve as a permanent record of the patient's sample and test results. The digital image also can be sent electronically for remote review and consultation.

         The visual aspect of the ACIS system has many advantages including enabling the healthcare practitioner to see the actual intact cells containing the diagnostic information needed to guide therapy, rather than just a numeric value indicating size or quantity. In competing technologies, creation of this numeric value destroys the actual specimen being analyzed, which prevents further visual review of the specimen and can lead to false positive and false negative results.

         The increased sensitivity of the ACIS allows ChromaVision to address tests that require rare event detection, such as diagnostic tests for cancer and infectious diseases. Newer therapeutic treatments require more accurate and objective information to guide therapeutic options. It will no longer be enough to interpret a test result as positive or negative. Physicians will need to know how positive or negative a specific sample is, in order to arrive at an accurate clinical decision. ChromaVision believes that the ACIS will provide this information accurately, objectively and quickly.

         ChromaVision offers its customers an entire testing system, including an intelligent, automated microscope, specialized proprietary color-based imaging software, particular staining and slide preparation techniques, training and service. The hardware of the ACIS system includes a computer with a modem and monitor, a digital camera, an Olympus microscope and a color printer.

         The ACIS is designed to identify many different stains and staining characteristics of cells, thereby enabling the system to be used for a significant number of clinical tests for conditions including cancer, infections and genetic abnormalities. The ACIS system is designed to be easily adapted to work with a significant number of existing FDA approved reagents and stains allowing each new test for the ACIS to be developed with significant savings in time and resources.

         The ACIS technology has been designed to complement the skills of pathologists by assisting them in generating more accurate, specific and reproducible results and eliminating the subjectivity associated with current manual methods. ChromaVision expects that the ACIS will enable healthcare providers to improve the accuracy and consistency of patient diagnoses, enhance overall patient outcomes and lower healthcare costs.


Testing Menu

         The FDA clearance of the ACIS for performing tests using the particular staining method, immunohistochemistry, is expected to enable ChromaVision to commercialize new tests quickly without further FDA filings. ChromaVision has commercialized, to date, seven tests for the ACIS. It is continuing to develop a pipeline of new tests, some of which have already been successfully evaluated in feasibility studies. ChromaVision believes that the ACIS has the potential to become a valuable tool in the detection and treatment of a large number of additional diseases and medical conditions.

         The tests that ChromaVision has targeted take advantage of particular capabilities of the ACIS system, address large, attractive markets and are anticipated to be eligible for higher levels of reimbursement beyond the current third party payers reimbursement for manual testing. The primary focus will be on the development of tests in the cancer market. The following is a description of the seven cancer tests currently commercialized and available.

         - MICROMETASTASES IN BONE MARROW. This is a test for early detection of cancer that involves finding minute quantities of cancer cells in bone marrow. The presence of these cells, which have spread from the primary tumor, has been shown to be an early indicator of cancer. Testing for small quantities of cancer cells also can be used to monitor the progress of the disease and to provide required information in connection with stem cell and bone marrow transplants. This test takes advantage of the enhanced sensitivity of the ACIS.

         - HER2/NEU. This is a test that measures excess quantities of the HER2 protein, which is associated with more aggressive breast cancer, faster disease progression and shorter overall survival. Candidates for the new cancer drug Herceptin(R), which has recently been approved by the FDA and developed and marketed by Genentech, Inc., are required to be tested for overexpression of HER2/neu. Currently, the test is performed using manual microscopy, and a pathologist assigns a score to the result for use by the oncologist to determine if Herceptin will be prescribed. This subjective procedure produces a significant variation of results among individual laboratories and pathologists. HER2/neu testing performed using the ACIS in conjunction with the recently released HercepTest(TM) developed by DAKO Corporation has achieved greater than 90% reproducibility and is expected to substantially improve the standardization of test results. ChromaVision has a joint development and marketing agreement with DAKO Corporation.

         - ESTROGEN RECEPTORS (ER).The estrogen receptor assay is ordered by physicians for virtually all new cases of breast cancer in order to assess patient prognosis and to guide clinical decision-making. Patients who are estrogen receptor positive may be candidates for anti-estrogen hormonal therapies such as tamoxifen.

         - PROGESTERONE RECEPTORS (PR). The progesterone (PR) assay is very similar to the estrogen receptor assay in that it predicts response to hormonal therapies in settings of node negative and node positive breast cancer. Most studies show that when patients' tumors are positive for both estrogen and progesterone receptors, patients are more likely to respond to systemic hormonal treatments. Because the two assays are highly complementary, both tests are routinely ordered by physicians for their newly diagnosed breast cancer patients.

         - PROTEIN EXPRESSION (P53) , nicknamed "the tumor suppressor gene" is a gene product (or protein) involved in cell cycle regulation. It is the most commonly altered (or mutated) gene in cancer. The test for P53 is done using the immunohistochemical (IHC) staining method. Overexpression of the P53 protein indicates whether or not mutation has occurred in the gene. Mutated P53 is non-functional but can be detected in IHC studies owing to its longer half-life relative to non-mutated P53. This information can be used in cancer staging, risk of reoccurrence, or potentially to evaluate risk of being diagnosed with cancer. P53 has very broad application, and can be applied to multiple cancer types.

         - CELL-PROLIFERATION (KI-67) Ki-67 is a cell proliferation marker. Ki-67 testing targets a protein which is present in greatest quantity in S, G2, and M phases of the cell cycle (those in which DNA synthesis and cell replication occurs). The protein is absent or is present in lesser quantities in the G0 (resting) and G1 phases, respectively. Ki-67 can therefore serve as an indicator of tumor proliferative activity and, by extension, of tumor aggressiveness. Ki-67 testing may be performed upon relatively small biopsy specimens, such as those, which are obtained by fine needle aspiration of mammographically detected breast (and other) lesions. Ki-67 testing is currently performed in other diseases (such as ovarian, prostate, lung, and colorectal cancers), although with somewhat lesser frequency than in breast cancer.

         - Leukocyte Alkaline Phosphatase (LAP). This test is used to detect possible fetal abnormalities and certain blood cancers (leukemias). A high result is indicative of an inflammatory reaction whereas a low result is indicative of a leukemic condition. A low LAP value in a pregnant woman indicates a possible fetal abnormality (LAP values are high in pregnant women with normal fetuses).

CORPORATE STRATEGY

         ChromaVision's goal is to establish the ACIS as a necessary tool to assist in the standardization of information for cellular disease needed to maximize diagnostic certainty. To implement this strategy, ChromaVision intends to:

         - take advantage of the flexibility of both the ACIS platform and the nature of its FDA clearance to develop and commercialize numerous cancer and infectious disease tests, including seven tests commercially released to date;

         - continue to build a direct sales and marketing organization which will be focused on educating the pathology, oncology and patient community about the benefits of the ACIS system;

         - offer the ACIS to hospital, commercial laboratory and pathology customers on a fee-per-use basis in which the fee is based on the number of tests run on the system, thus avoiding capital expenditure issues that can make generating sales more difficult;

         - establish higher reimbursement levels for tests performed using the ACIS under established incremental payment codes applicable to computerized image analysis; and

         - continue to collaborate with leaders in the medical community to assist ChromaVision in developing new tests for the ACIS and enhance ChromaVision's marketing and distribution capabilities.

         There is considerable uncertainty as to whether these strategies can be implemented successfully, and ChromaVision cannot assure investors that it will be successful in doing so.


COLLABORATIONS

         ChromaVision has and will continue to use collaborations to assist in further developing its test menu and enhancing its marketing and distribution capabilities. ChromaVision collaborates with researchers at prestigious hospitals, centers of excellence and major laboratories that assist with clinical studies. Currently, seven ChromaVision tests are in various stages of development at the following institutions:

         -        Cytometry Associates Esoterix

         -        Mayo Clinic - Rochester

         -        UCLA School of Medicine

         -        University of Texas MD Anderson Cancer Center

         -        University of Vermont

         -        USC Kenneth Norris Cancer Center

         ChromaVision also enters into collaborations that will focus on integrating reagents with the ChromaVision ACIS platform in a manner which provides an entire testing system to the customer. ChromaVision has entered into agreements with two companies for the application of their tests on the ACIS.

         In October 1998, ChromaVision entered into an agreement with DAKO Corporation to jointly develop an ACIS test for Herceptest, an FDA-cleared diagnostic that is used to identify breast cancer patients likely to respond to the recently cleared drug Herceptin developed by Genentech. In addition, in October 1997, ChromaVision entered into an exclusive, worldwide distribution and development agreement with Sigma Diagnostics, Inc. for a potential screening test for Down syndrome, known as Triple Plus(TM).

         The development of new tests to be performed using the ACIS is important to ChromaVision's success. In order to mitigate the risk that any one test will not be successfully developed, ChromaVision maintains a pipeline of tests in a prioritized cue so that if any one test is not successfully developed, or market feedback suggests changing trends, then ChromaVision can move other tests up in priority. ChromaVision is focusing its near term efforts on prioritizing cancer tests based on immediate market opportunities.

SALES & MARKETING

         The ACIS is being offered to the clinical test market under an arrangement in which the customer pays only on the basis of the number of tests performed. Because ChromaVision will continue to own the ACIS, there is no need for a large initial capital expenditure by any clinical customer. Rather than selling the systems, ChromaVision's fee-per-use strategy removes any capital equipment acquisition barrier to new system sales and customer concerns of system component obsolescence. The annuity model shortens ChromaVision's sell-cycle and is expected to yield very attractive margins over time. The customer will be charged on a fee-per-use basis determined by the specific test being run. The anticipated fee-per-use charges for the six tests currently released, (excluding LAP), range from approximately $50 to $150, although those prices could change based on a number of factors, including the amount of third-party reimbursements for the tests. The customer will also be committed to minimum monthly payments for the use of the ACIS. Systems may be sold to research centers that do not offer tests commercially and in foreign countries where the fee-per-use payment model is not feasible because of the structure of the healthcare system.

         As of December 31, 1999, the sales and marketing organization consisted of seventeen people, including five direct sales people and two technical service specialists in the United States and four direct sales people and one technical service specialists in Europe. The Company intends significant incremental increases in resources for the sales and marketing organization to support the acceleration of the Company's commercialization. ChromaVision has entered into an agreement with independent distributors to market the ACIS in Italy, the Scandinavian countries and the Benelux countries and is in discussions with potential distributors for the United Kingdom. The direct sales force is marketing the ACIS in the rest of Western Europe.

         There is a high level of interest in micrometastases in Europe, and ChromaVision has entered into agreements with two prominent academicians: Ingo
J. Diel, M.D., Associate Professor of Medicine at University Hospital at Heidelberg, and Klaus Pantel, M.D., Ph.D., Associate Professor of Medicine and Head of the Micrometastases Research Laboratory at the University of Munich Institute of Immunology. Both of them will be studying the detection of micrometastases using the ACIS and will be working with ChromaVision to increase awareness and acceptance of the ACIS technology within the medical and scientific communities in Europe.

CUSTOMERS

         ChromaVision's customers include pathologists and clinical laboratories. ChromaVision's targeted customers can be classified into four groups:

         - UNIVERSITY MEDICAL CENTERS. These medical centers include transplant and oncology centers and research centers of excellence.

         - COMMERCIAL LABORATORIES. These laboratories include those which have a national presence and specialized focus such as Quest Diagnostics Incorporated, Specialty Laboratories Inc., and Laboratory Corporation of America.

         - PHARMACEUTICAL COMPANIES. These companies benefit by using the ACIS in the drug development process. In addition, the ACIS may assist in directing the treatment protocol for patients to pharmaceutical companies' new therapeutics, such as the HercepTest and Herceptin.

         - RESEARCH INSTITUTIONS. These institutions include the governmental sanctioned groups such as The National Cancer Institute, The National Institutes for Health and the Center for Disease Control as well as cancer cooperative groups such as the American College of Obstetrics and Gynecology.

         ACIS systems have been placed in each of these segments throughout the United States and Western Europe.

REIMBURSEMENT STRATEGY

         ChromaVision's reimbursement strategy is to pursue the use of specific existing medical billing codes, known as CPT codes, that qualify for reimbursement to hospital laboratories and to pathologists from Medicare and from private carriers at rates incrementally above that for manual microscopy. These CPT codes are established by the American Medical Association, and each code is associated with a specific medical service. The U.S. Healthcare Finance Administration, known as HCFA, has established predetermined payment amounts for the Medicare program based on these specific codes. Private insurers also use the CPT codes to make decisions with regard to reimbursement. The codes that ChromaVision has identified relate specifically to the use of image analysis in the testing process and are not available to providers who use only manual microscopy to analyze patient specimens. A number of independent reimbursement consultants, the reimbursement directors at a major U.S. cancer center and two national independent laboratories, the American Medical Association CPT coding committee and HCFA have reviewed the ACIS testing process and acknowledged that these incremental codes should apply for the reimbursement of tests using the ACIS.

         To date, ChromaVision has only limited experience with reimbursement and, while it has received assurances from experts that higher reimbursement will be available for its tests, there remains significant uncertainty. ChromaVision cannot assure investors that reimbursement at these levels will be achieved.

PATENTS AND PROPRIETARY TECHNOLOGY

         ChromaVision files patent applications to protect technology, innovations and improvements that it considers important to the development of its business. ChromaVision has filed eighteen patent applications with the U.S. Patent and Trademark Office regarding specific aspects of the ChromaVision ACIS software technology one of which the Company has received notice of allowance. In July 1999, ChromaVision was issued a notice of allowance on the method of "scoring" cells performed by the ACIS, although the patent has not yet been issued. The Company also is preparing to file six additional patent applications. ChromaVision also relies on trade secrets and proprietary know-how that it seeks to protect in part through confidentiality agreements with its employees and consultants. Litigation may be necessary in order to enforce any patents that are issued from these applications, to protect trade secrets or know-how ChromaVision owns or to determine the enforceability, scope and validity of the proprietary rights of others.

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


COMPETITION

         The predominant method of cell-based diagnostics today and the Company's principal competitor is traditional manual microscopic analysis performed by pathologists. The manual method can be subjective and difficult to reproduce because many of the tests targeted for the ACIS require quantification and not just a qualification evaluation, such as HER2-neu. The Company has recognized this need and the ACIS can give a more objective and reproducible result.

         Additionally, there are companies engaged in the development of cell-based diagnostic imaging systems that could compete with the ACIS. However, most automated systems do not have the ability to reproducibly find small numbers of tumor cells amongst millions of normal cells. The rare event detection of the ACIS, by using color as its primary discriminate, allows the Company to target tests that require this level of sensitivity. However, most automated microscopy competitors have focused their sales and marketing efforts on pap smear tests, where their value proposition is based on labor replacement through automation. The pap testing market has been typically one where reimbursement is low because of the limited value proposition. Alternatively, the Company's value proposition is based on displacing costly and invasive procedures (surgical or expensive drug regiments) through improved diagnostic certainty. This value proposition results in a significantly higher reimbursement level.

         Additional sources of competition include alternative diagnostic testing methods such as flow cytometry, polymerase chain reaction, referred to as PCR, and fluorescent in-situ hybridization, referred to as FISH. Flow cytometry involves separating individual cells in blood and analyzing them based on results obtained by passing a beam of light through the cells at very high speed. PCR involves rapidly replicating small quantities of genetic material to permit analysis by detecting color or electrical charge. Both methods have the disadvantages of destroying the patient sample in the process of analysis and yielding a large number of false positive results. The pathologist has to draw conclusions from data produced by the flow cytometry or PCR process, as opposed to actually seeing the cells of interest. Flow cytometry has not proven to be specific enough for applications such as micrometastases, which involves finding a very small number of cancer cells in a large population of cells. FISH involves using fluorescent antibodies to tag genetic material, either DNA or RNA, and analyzing the result by counting the points of light. Since fluorescence emits a very weak signal, use of the FISH method is very slow as compared to the ACIS, this method is also tedious and requires substantial pathologist time to both define areas of interest within the specimen and then manually count the fluorescent signals emitted.

         ChromaVision believes that its proprietary color-based image analysis, the multi-test potential of the ACIS, the significant speed and specificity of its tests and its unique FDA clearance distinguish ChromaVision from these other companies.

SERVICE

         The Company intends to offer service and maintenance to ChromaVision ACIS customers as part of the "per-test" pricing structure. The Company has developed a support, field service, and parts distribution plan designed to support its installed base of ACIS systems. This plan will offer the following services as part of the "per-test" fee structure: (i) installation, (ii) customer training, (iii) a 24-hour a day, seven-day per week customer help desk available via a toll free number, (iv) the ability to remotely diagnose ChromaVision ACIS units and load new software via dial-up modems with a goal of correcting 80% of customer problems at initial customer contact, and (v) on-site field service and parts replacement utilizing regionally based ChromaVision field engineers which will be supported by headquarters development and engineering staff.

RESEARCH AND DEVELOPMENT

         The Company's core competency to date has been in the area of advanced imaging as applied to the detection and quantification of reagent-stained cellular material. Currently, the Company has 23 employees dedicated to engineering and research and development, including several scientists who hold Ph.D. degrees in various disciplines, primarily in the areas of image science and software algorithms. The senior members of the research and development staff that initially developed the proprietary technology have experience in the development of sophisticated imaging systems including those used in the Strategic Defense Initiative and the Cruise Missile program. ChromaVision's research and development staff is experienced in the rapid prototyping and development of advanced software-based, electro-optical-mechanical systems. The Company intends to continue to invest heavily in the recruitment of experienced scientists and engineers with an emphasis on achieving a balance between research and development innovation and support of focused, market driven requirements. Research and development spending was approximately, $3,565,000, $4,664,000 and $ 6,076,000 for 1997, 1998 and 1999, respectively.

MANUFACTURING

         The ChromaVision ACIS is currently developed and manufactured at the Company's headquarters in San Juan Capistrano, California. At the San Juan Capistrano facility, components are assembled, the microscope is optically aligned, software is loaded, and the system is tested. Components of the system are either manufactured by the Company, purchased off-the-shelf, or manufactured by subcontractors to the Company's specifications. The Company relies on sole source suppliers for certain components in its product of which any interruption would cause a material adverse impact on the Company's operations. The system uses an off-the-shelf CCD camera and an Intel/Microsoft-based personal computer. The system can be adapted for use with most popular microscopes and related optical accessories. Proprietary color detection techniques have been developed by ChromaVision researchers. The Company is Quality Systems Regulation
(QSR) compliant, achieved ISO 9001 certification and received a CE Mark in 1998. See "Governmental Regulatory Status".

GOVERNMENTAL REGULATORY STATUS

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

         Under the FDA Act, medical devices are classified into one of three classes on the basis of the controls necessary to reasonably ensure their safety and effectiveness. Class I devices are those whose safety and effectiveness can reasonably be ensured through general controls, such as labeling, premarket notification and adherence to FDA-mandated QSR. Class II devices are those whose safety and effectiveness can reasonably be ensured through "special controls," such as performance standards, post-market surveillance, patient registries and FDA guidelines. Class III devices are devices that must receive premarket approval ("PMA") by the FDA to ensure their safety and effectiveness. They are generally life sustaining, life-supporting or implantable devices, and also include most devices that were not on the market before May 18, 1976 and for which the FDA has not made a finding of substantial equivalence pursuant to a less extensive procedure known as a 510(k) clearance.

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

         The Company obtained its first 510(k) clearance from the FDA to market the ChromaVision ACIS with a test to screen blood for malignancy. On July 28, 1999, the Company received its second 510(k) clearance from the FDA which granted broad use of the ACIS to perform multiple tests using a staining method called immunohistochemistry. Immunohistochemistry is widely used in the diagnosis or monitoring of numerous medical conditions, including cancer and infectious diseases. This method involves the use of antibodies and stains to create color reactions, enabling the identification of suspected tumor- or virus-producing cells.

         ChromaVision has pursued a novel regulatory strategy for the ACIS. This strategy was developed with the FDA to use a clearance program known as a master validation protocol that recognizes a class of similar diagnostic tests. The FDA clearance allows the ACIS to be marketed for use with a class of cellular diagnostic tests using the immunohistochemistry staining method. This strategy eliminates the need to seek clearances for each immunohistochemistry staining test to be performed on the ACIS, meaning that a large number of tests that use this staining method can be developed and marketed.

         For future applications, should the FDA determine that the ChromaVision ACIS is not substantially equivalent to other 510(k) predicate devices, the Company may be required to file for a PMA. The PMA process is significantly more complex, expensive and time consuming than the 510(k) process. The PMA process generally requires the performance of well-controlled clinical investigations in order to obtain FDA clearance, although other kinds of valid scientific evidence may be sufficient to determine the effectiveness of some devices. The PMA process typically requires two years and may never result in approval. Determination by the FDA that any of the Company's products or applications is subject to the PMA process could have a material adverse effect on the Company's business, results of operations and financial condition. Nonetheless, should a PMA be required, a business benefit can accrue in the sense that a PMA can serve as a competitive barrier to entry. Although no time frames can be assured for either a 510(k) clearance or PMA approval, it is generally assumed that a 510(k) clearance may be more readily obtained.

         The FDA Act requires that medical devices be manufactured in accordance with the FDA's current QSR regulations. These regulations require, among other things, that (i) the manufacturing process must be regulated and controlled by the use of written procedures and (ii) the ability to produce devices which meet the manufacturer's specifications be validated by extensive and detailed testing of every aspect of the process. They also require investigation of any deficiencies in the manufacturing process or in the products produced and detailed record keeping. Manufacturing facilities are therefore subject to FDA inspection on a periodic basis to monitor compliance with QSR requirements. If violations of the applicable regulations are noted during FDA inspections of the Company's manufacturing facilities or the manufacturing facilities of its contract manufacturers, there may be a material adverse effect on the continued marketing of the Company's products.

         Other applicable requirements include the medical device reporting regulation, which requires that the Company provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of its devices, as well as product malfunctions that would likely cause or contribute to a death or serious injury if the malfunction were to recur.

         The FDA regulates certain computer products as medical devices, such as control software for imaging or other diagnostic devices, including the Company's ChromaVision ACIS software. The Company's ChromaVision ACIS software may become subject to increased or more rigorous regulation, which the Company cannot predict. No assurance can be given that compliance with more extensive regulatory processes will be achieved or that the necessary clearances for such software will be obtained by the Company on a timely basis, if at all. The Company may, as a result, be required to expend additional time, resources and effort in the areas of software design, production and quality control to ensure full technical compliance.

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


EMPLOYEES

         As of December 31, 1999, the Company employed 72 persons of which 23 persons were in product development and engineering, 22 persons were in manufacturing, quality assurance and field services, 10 persons were in finance, executive and administrative capacities and 17 persons were in sales and marketing. The Company is not subject to any collective bargaining agreements, and the Company believes that the relationship with its employees is good.

         In addition to full-time employees, the Company utilizes the services of various independent contractors, primarily for certain product development and foreign sales, marketing and administrative activity.


ITEM 2. PROPERTIES

         The Company's executive and development and manufacturing facilities are located in San Juan Capistrano, California, in approximately 21,000 square feet. The Company leases the space at an annual rent of approximately $127,000. The existing lease agreement expired on February 28, 2000 and the Company exercised its option to extend the lease to February 28, 2001. The Company has an option to extend the lease to February 28, 2003. Management of the Company anticipates that additional space will be required as the business expands and believes that it will be able to obtain suitable space as needed.

ITEM 3. LEGAL PROCEEDINGS

         The Company currently is not a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, management believes would have a material adverse effect on the business, financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the security holders of the Company during the fourth quarter ended December 31, 1999.


EXECUTIVE OFFICERS

    The following persons were executive officers of the Company at March 30, 2000:

NAME                                   AGE                           POSITION
----                                   ---                           --------
Douglas S. Harrington, M.D.            47    Chief Executive Officer, President and Director
Kenneth D. Bauer, Ph.D.                49    Vice President and Chief Science Officer
Kevin C. O'Boyle                       44    Senior Vice President of Operations and Chief Financial Officer
Diethart Reichardt                     57    Vice President, Managing Director of ChromaVision International, Inc.
Michael G. Schneider                   50    Vice President of Manufacturing and Service
Patricia Sisson                        46    Senior Vice President of Marketing, Sales and Strategic Planning
Jose de la Torre-Bueno, Ph.D.          51    Vice President of Research and Development
David Weisenthal                       50    Vice President of Marketing


    Douglas S. Harrington, M.D. has been Chief Executive Officer since December 1996 and President since December 1998. Prior to joining the Company, Dr. Harrington served as Chairman and President of Strategic Business Solutions, Inc., a privately held company specializing in the commercialization of biotechnology, and as a Principal in Douglas S. Harrington and Associates, a strategic consulting firm. From 1992 to 1995, Dr. Harrington served as President of Nichols Institute, a publicly traded healthcare laboratory services provider, now part of Quest Diagnostics, Inc., a publicly traded laboratory services provider. Prior to 1992, Dr. Harrington held various management positions within Nichols Institute including Vice President of Operations and Medical Director. Dr. Harrington is a Director of Merge Technologies, Inc. and serves on the Board of Directors, Advisory Boards, or Scientific Advisory Boards of several other related healthcare and medical device companies. Dr. Harrington is also Associate Professor of Clinical and Anatomic Pathology at the University of Nebraska Medical Center, and has authored over 80 peer-reviewed publications. He received his Bachelor of Arts degree with distinction and a Medical Degree from the University of Colorado. Professional affiliation memberships include the American Medical Association, the American Society of Clinical Pathologists, the College of American Pathologists and the International Academy of Pathology.

    Kenneth D. Bauer, Ph.D. has been Vice President and Chief Science Officer since August 1997. From 1992 until he joined the Company, Dr. Bauer was Senior Scientist in the Immunology Division and head of Cytometry for Genentech, Inc. a publicly traded biotechnology company. Prior to Genentech, Dr. Bauer was Associate Professor of Pathology at Northwestern University Medical

School and Director of the Quantitative Cytology Laboratory at the Northwestern Memorial Hospital in Chicago, Illinois. He has authored more than 90 scientific publications and served as Associate Editor of Cytometry for the Journal of the Society of Analytical Cytology for ten years. Dr. Bauer has been a member of the scientific advisory boards for several public companies and served on scientific review sections for the National Institutes of Health, Department of Energy, and National Aeronautics and Space Administration. He is currently an Adjunct Professor of Pathology and Laboratory Medicine at the University of Pennsylvania School of Medicine and a subcommittee member of the National Committee for Clinical Laboratory Standards.

    Kevin C. O'Boyle has been Vice President and Chief Financial Officer of the Company since December 1996 and Senior Vice President of Operations since January 1999. From 1990 to 1994, Mr. O'Boyle was the Chief Financial Officer and from 1994 to 1996, he was Sr. Vice President of Operations for Albert Fisher North America, a publicly traded international food processor and distributor. From 1984 to 1990, Mr. O'Boyle served as the Vice President and Controller of American Cablesystems, a publicly traded cable television firm. He previously held various accounting positions on the audit and tax staff with Pannell, Kerr & Forster, an international public accounting firm.

    Diethart Reichardt has been Vice President, Managing Director of ChromaVision International, Inc. since January 1998. Previously, Mr. Reichardt spent more than twenty years with Allergan, Inc., a publicly traded provider of therapeutic eye care. Mr. Reichardt held various senior management positions including Corporate Vice President and head of the global optical, consumer and over-the-counter division.

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

    Patricia Sisson has been Vice President of Marketing of the Company since December 1997 and Senior Vice President of Sales, Marketing and Strategic Planning since January 1999. From 1995 to 1997, Ms. Sisson was Vice President of Marketing at Quest Diagnostics, Inc., a commercial laboratory having more than a billion dollars in annual revenue. From 1986 to 1995, Ms. Sisson served as Vice President of Marketing at Nichols Institute, a reference laboratory, and Vice President of Marketing and Sales for Nichols Institute Diagnostics, a manufacturer of diagnostic kits. In addition, Ms. Sisson spent more than a decade with Beckman Instruments, Inc. in product and marketing management roles. Ms. Sisson is a licensed medical technologist certified by the American Society of Clinical Pathology.

    Jose de la Torre-Bueno, Ph.D. has been Vice President of Research and Development since February 1999 and Senior Applications Engineer since July 1998. Prior to joining ChromaVision, Dr. Torre-Bueno was engaged as a consultant to Tower Technologies in Encinitas, California. In 1982, he founded American Innovision; an image analysis company that configured complete application systems, designed and built software and hardware. He acted as President, and VP of Research and Development for American Innovision, a company owned by him, until its sale to Oncor Instrument Systems in 1992. He remained with Oncor for three years after the sale as Senior Scientist and R&D Manager. Dr. Torre-Bueno has been an inventor on two issued patents, five pending patents, including two patents assigned to ChromaVision.

     David Weisenthal, has been Vice President of Marketing since October 1999 and Director of Marketing since September 1998. From 1997 to 1998, Mr. Weisenthal served as Vice President, Marketing at US Labs, an anatomic pathology reference laboratory in Irvine, California. Prior to that, Mr. Weisenthal spent seven years at Oncotech, Inc., a cancer testing laboratory, where he was Director, Corporate Marketing. From 1992 to 1995, Mr. Weisenthal was a partner in an oncology reference laboratory that he co-founded. He also spent seven years in the radio and television industry and served in the United States Army.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         The Company's common stock trades on the NASDAQ National Market under the symbol "CVSN". The table below sets forth the high and low sales prices of the common stock:

                                                  HIGH         LOW
                                                  ----         ---
January 1, 1998 - March 31, 1998..........       11 1/2       7 1/4
April 1, 1998 - June 30, 1998.............       10 3/8       7 3/8
July 1, 1998 - September 30, 1998.........        9 10/16     5 1/2
October 1, 1998 - December 31, 1998.......        8           2 11/16
January 1, 1999 - March 31, 1999..........        9 1/4       5
April 1, 1999 - June 30, 1999.............       11           6 1/4
July 1, 1999 - September 30, 1999.........       18 1/4       9 7/8
October 1, 1999 - December 31, 1999.......       17 3/4      11 3/8

----------

         As of March 7, 2000 the Company had outstanding 19,498,598 shares of common stock held by approximately 15,000 shareholders including beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

         The Company has not paid cash dividends and does not anticipate paying cash dividends in the foreseeable future. The Company expects to utilize future earnings to finance its operations. The actual amount of any dividends paid would be subject to the discretion of the Board of Directors of the Company and would depend on the Company's operations, financial and business requirements and other factors.

CHANGES IN SECURITIES AND USE OF PROCEEDS

         On October 7, 1999 the Company completed a private placement of 1,775,000 shares of its common stock to a limited number of institutional and other accredited investors. The shares were sold for $11.25 per share, resulting in gross proceeds from the offering of $19,968,750. Net proceeds were approximately $18,600,000. Prudential Vector Healthcare Group, a division of Prudential Securities, acted as placement agent for the offering and received a fee equal to 6% of the gross proceeds of the offering, or approximately $1,198,000, plus reimbursement of certain expenses of the offering. The shares were issued in reliance upon the exemption from the registration requirement of the Securities Act of 1933 afforded to transactions not involving a public offering by Section 4(2) of that Act and Rule 506 of the Securities and Exchange Commission. The shares issued in the offering have been registered for resale by the purchasers of the shares. Of the $18.6 million of net proceeds of the offering, approximately $3.4 million were used to fund working capital.

         The Company completed its initial public offering pursuant to a registration statement (Registration No. 333-26129) which became effective on July 1, 1997. Of the $28.4 million of net proceeds of the offering, approximately $5.5 million were used for repayment of the bank line of credit indebtedness and reduction of an inter-company payable to XL Vision, Inc. and an additional $22.9 million were used to fund working capital and research and development through approximately November 30, 1999.


ITEM 6. SELECTED FINANCIAL DATA

         The following table presents selected financial data of the Company for the last five years of the operation of its business. The business of the Company was operated as a division of XL Vision, Inc. through March 27, 1996 when the Company was incorporated. The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.

                                                                   PERIOD
                                                PERIOD FROM    FROM MARCH 28,
                                                 JANUARY 1,    (INCORPORATION)
                                 YEAR ENDED       THROUGH          THROUGH
                                DECEMBER 31,     MARCH 27,       DECEMBER 31,                YEARS ENDED DECEMBER 31,
                                    1995            1996             1996             1997            1998            1999
                                ------------    ------------   ---------------    ------------    ------------    ------------
CONSOLIDATED STATEMENT OF
OPERATIONS DATA
Revenues(1) .................   $    900,000    $        -0-    $        -0-      $     43,500    $     16,823    $    268,720
  Selling, general and
    Administrative expenses .      1,040,070         221,476    $  2,648,694         3,185,583       4,068,675       6,186,332
  Research and development
    Expenses(2) .............      1,513,014         230,681       1,747,923         3,565,331       4,664,311       6,075,835
Net (loss)(3) ...............   $ (1,963,187)   $   (377,157)   $ (4,030,263)     $ (6,343,927)   $ (8,078,325)   $(11,560,830)
Net loss subsequent to
  Incorporation .............                                   $ (4,030,263)     $ (6,343,927)   $ (8,078,325)   $(11,560,830)
Basic and diluted net (loss)
  per common share subsequent
  to Incorporation(3) .......                                   $      (0.37)     $      (0.47)   $      (0.47)   $      (0.64)
                                                                ============      ============    ============    ============


                                                            AS OF DECEMBER 31,
                                --------------------------------------------------------------------------
                                    1995           1996           1997            1998            1999
                                ------------   -----------    ------------    ------------    ------------
BALANCE SHEET DATA:
Cash and cash equivalents...    $        -0-   $   124,092    $ 12,926,398    $  2,853,546    $ 11,802,668
Total assets(4).............        345,664        880,430      22,249,016      14,630,955      22,434,855
Total liabilities(5)........      4,744,264      2,535,937         878,720       1,243,735       1,314,797
Accumulated deficit.........     (4,398,600)    (8,806,020)    (15,149,947)    (23,228,272)    (34,789,102)
Total stockholders' equity
  (deficit).................     (4,398,600)    (1,655,507)     21,370,296      13,387,220      21,120,058

----------

(1) Revenue includes income from prototype instrument sales for 1995, technical support services for 1997 and revenue generated from on-going operations in 1998 and 1999.

(2) Research and development expenses for the period from March 28, 1996 (incorporation) through December 31, 1996 include the value of Preferred Stock issued to Centocor, Inc. as compensation for its clinical collaboration on the minimal residual disease applications.

(3) See Note 2 of the Notes to the Consolidated Financial Statements for information concerning the calculation of net profit (loss) per common share.

(4) 1997 and 1998 include a $5,000,000 demand note from Safeguard Scientific, Inc which was paid in full in June 1999. Short-term investments for 1997, 1998 and 1999 are approximately $2.4 million, $3.5 million and $5.8 million, respectively.

(5) Includes the outstanding balance on the revolving line of credit and amounts due to XL Vision through 1996. The Company has no long-term debt or capital leases.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

         ChromaVision develops, manufactures and markets an automated cellular imaging system, referred to as the ACIS(TM), which is designed to assist in the detection, diagnosis and treatment of cellular diseases such as cancer and infectious disease. ChromaVision has designed the ACIS system to serve as a tool to assist, rather than replace, the pathologist in generating accurate, quantitative and reproducible results, eliminating the subjectivity associated with current manual methods. On July 28, 1999, the FDA granted clearance for the use of the ACIS to perform tests using a particular staining method based upon a master validation protocol. The FDA clearance allows ChromaVision to introduce tests for the ACIS using that staining method without having to apply for additional FDA clearance. ChromaVision's current test menu for the ACIS includes seven tests currently released with additional tests in various stages of development.

         From the inception of the ChromaVision business on April 1, 1993 to September 30, 1999, the business was considered to be in the development stage as defined by Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises". The Company exited, in the fourth quarter of 1999, the development stage as significant revenue was realized from planned operations.

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

         Revenue. Revenue increased approximately $252,000 or 1,498% over the comparable period in 1998 primarily due to the sale of an ACIS to a research facility and an increase in revenue generated from monthly rental charges for usage of the ACIS. Management anticipates continued revenue growth in 2000 as the Company accelerates its commercialization activities.

         Selling, general and administrative expenses. Expenses increased approximately $2.1 million or 52% over the comparable period in 1998. The increase is primarily due to increases in the Company's Sales and Marketing costs related to staffing and commercial launch activities for the ACIS in both the European and U.S. markets. The Company anticipates selling, general and administrative expenses to continue to increase in the near future as the Company accelerates the commercialization of its ACIS.

         Research and development expenses. Expenses increased approximately $1.4 million or 30% over the comparable period in 1998. The increase is primarily attributable to the addition of technical personnel to further develop and release the Company's menu of applications. The Company anticipates that research and development expenses will continue to increase in the near future due to costs related to the development of new applications, additional clinical trials and the continuation of technological advances to the ChromaVision ACIS.

         Legal settlement. In April 1998 the Company paid $300,000 in settlement of certain pending patent litigation. See Note 8 of notes to the consolidated financial statements.

         Other income (expense). Other income for year ended December 31, 1999 was approximately $559,000 and consists of net interest income from the investment of the Company's $18.6 million of net proceeds received from the completion in October 1999 of the Company's private placement of 1,775,000 newly issued shares of common stock as well as the investment of other cash on hand during the year. For the comparable period in 1998, net interest income was higher at approximately $947,000 as the Company benefited the entire year from the investment of the remainder of the Company's initial public offering net proceeds.

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

         Revenue. Revenue of approximately $17,000 for the year ended December 31, 1998, is primarily due to the first commercial placement of the Company's ACIS. The revenue is currently being generated from monthly rental charges for usage of the ACIS. Revenue of $43,500 for the comparable period in 1997 resulted from technical services rendered.

         Selling, general and administrative expenses. Expenses increased approximately $900,000 or 28% over the comparable period in 1997. The increase is primarily due to increases in the Company's Sales and Marketing staff and increases in advertising and trade show costs necessary to support the commercialization of the Company's applications. These increases in 1998 were partially offset by relocation costs incurred in 1997 for moving the Company to California. Selling, general and administrative expenses will continue to increase in the near future as the Company enters the commercial phase of its development.

         Research and development expenses. Expenses increased approximately $1.1 million or 31% over the comparable period in 1997. The increase is primarily attributable to the addition of technical personnel to further develop the Company's applications and costs of the current clinical trials for prenatal screening for Down syndrome and cancer.

         Legal settlement. In April 1998 the Company paid $300,000 in settlement of certain pending patent litigation. See Note 8 of notes to the consolidated financial statements.

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


UNCERTAINTIES AS TO FUTURE OPERATIONS

         During 1999, the Company began the transition from being focused almost entirely on the development of the ACIS system to focusing more on marketing and sales of the system as tests performed with the ACIS became available for commercial distribution. The Company faces significant uncertainties in this regard, including its ability to achieve market acceptance of the ACIS, manufacture of the system in commercial quantities and achieve satisfactory reimbursement from third-party payers for tests performed using the ACIS. The Company also faces uncertainties with respect to its ability to complete development of additional tests for the ACIS. In order to mitigate the risk that any one test will not be successfully developed, the Company maintains a pipeline of tests in a prioritized cue so that if any one test is not successfully developed, or market feedback on the pipeline suggests that a test should be given a lower priority, ChromaVision can move other tests up in priority. As an example of this, the clinical trials for Triple Plus have taken longer than expected. Results of the clinical trial appear positive. However, the Company is still evaluating the possibility for the commercial release of the test and is concentrating more of its efforts on other tests that presently show more promise, such as tests relating to cancer and infectious disease.

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

LIQUIDITY AND CAPITAL RESOURCES

         On August 13, 1997, the Company completed its initial public offering of 6,020,000 shares of Common Stock. The Company received net proceeds of approximately $28.4 million after deducting underwriting discounts and offering expenses. On October 7, 1999, the Company completed a private placement of 1,775,000 shares of Common Stock to selected institutional and other accredited investors. The net proceeds to the Company from the sale of the shares were approximately $18.6 million.

         The Company has an agreement with its principal bank for a $5,000,000 revolving line of credit. The line expires May 30, 2000 and the Company may seek to extend or renegotiate another line of credit. At the Company's option, the interest rate is prime less .25% or LIBOR plus 1.75%. There were no borrowings outstanding under the line of credit during the period. Any borrowings outstanding under the line of credit will be collateralized by the Company's investment in securities held by the principal bank having a market value equal to 111% of the principal balance of the loans. At December 31, 1999, the Company had approximately $17.6 million of cash and cash equivalents, investments and working capital of approximately $16.6 million and no long-term debt.

         Capital expenditures for the year ended December 31, 1999 were approximately $2.9 million and related primarily to the manufacture of the ChromaVision ACIS systems placed with customers. Capital expenditures are expected to total approximately $4 million in 2000, and are expected to be primarily related to the manufacture of the ChromaVision ACIS for placements with customers, although the Company's present plans could change and this amount could be materially different. The Company's business plan anticipates placing these instruments with users and charging a "per-click" fee for each use of the instrument. The manufacture of these instruments will require a significant outlay of cash for which revenues will be recognized over the lease term.

The Company intends to fund these expenditures with its current cash resources, which may be partially supplemented by third-party asset based financing for these instruments. The Company presently has an agreement for such financing totaling $1 million.

         The Company anticipates that existing cash resources and investments will be sufficient to satisfy its operating cash needs for at least the next twelve months. Management expects that losses from operations and increases in working capital requirements will produce significant negative cash flows from operations for at least the next twelve months. In addition, to support the Company's future cash needs, it intends to consider additional debt or equity financing. However there can be no assurance that any such financing will be available to the Company or that adequate funds for the Company's operations will be available when needed or on terms attractive to the Company. If the Company is unable to obtain sufficient additional funds, the Company may have to delay, scale back or eliminate some or all of its development activities, clinical studies and/or regulatory activities or cease operations entirely.

YEAR 2000 PROBLEM

         The Company has experienced no material disruption in the operation of its business as a result of the transition from 1999 to 2000 and continues to monitor the Year 2000 issue. It is possible that Year 2000 problems (or leap year issues) may become evident as the year progresses. Such issues could have a material adverse impact on the Company's results of operations, financial condition and cash flows if the Company is unable to conduct its business in the ordinary course.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

         Changes in foreign exchange rates, and in particular a strengthening of the U.S. dollar, may negatively affect the Company's consolidated sales and gross margins as expressed in U.S. dollars. To date, the Company has not entered into any foreign exchange contracts to hedge its exposure to foreign exchange rate fluctuations. However, as its international operations grow, the Company may enter into foreign exchange contracts to manage its foreign exchange risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report...................................................................................     20

Consolidated Balance Sheets as of December 31, 1998 and 1999...................................................     21

Consolidated Statements of Operations for the years ended December 31, 1997, 1998 and 1999.....................     22

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1997, 1998 and 1999.     23

Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999.....................     24

Notes to Consolidated Financial Statements.....................................................................     25

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of ChromaVision Medical Systems, Inc.:

         We have audited the accompanying consolidated balance sheets of ChromaVision Medical Systems, Inc. and subsidiaries as of December 31, 1998 and 1999 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ChromaVision Medical Systems, Inc. and subsidiaries as of December 31, 1998 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

                                    KPMG LLP
Orange County, California
January 28, 2000

               CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                              DECEMBER 31,
                                                                      ----------------------------
                                                                          1998            1999
                                                                      ------------    ------------
  Current assets:
    Cash and cash equivalents .....................................   $  2,853,546    $ 11,802,668
    Short-term investments ........................................      3,533,747       5,822,451
    Note receivable - affiliate ...................................      5,000,000            --
    Other .........................................................        229,889         257,577
                                                                      ------------    ------------
            Total current assets ..................................     11,617,182      17,882,696
  Property and equipment, net .....................................      2,891,471       4,344,891
  Other ...........................................................        122,302         207,268
                                                                      ------------    ------------
            Total assets ..........................................   $ 14,630,955    $ 22,434,855
                                                                      ============    ============

                             LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable ..............................................   $    466,156    $    578,961
    Accrued liabilities ...........................................        777,579         735,836
                                                                      ------------    ------------
            Total current liabilities .............................      1,243,735       1,314,797


  Commitments and contingencies
  Stockholders' equity:
    Series A convertible preferred stock, $.01 par value,
       authorized 7,246,000 shares, none issued and outstanding ...           --              --
    Series B convertible preferred stock, $.01 par value,
       authorized 221,850 shares, none issued and outstanding .....           --              --
    Common stock $.01 par value, authorized 50,000,000 shares, issued and outstanding 17,270,816 in 1998 and
       19,488,629 in 1999 .........................................        172,708         194,886
    Additional paid-in capital ....................................     36,442,784
                                                                                        55,742,904
    Accumulated deficit ...........................................    (23,228,272)    (34,789,102)
    Accumulated other comprehensive loss ..........................           --           (28,630)
                                                                      ------------    ------------
            Total stockholders' equity ............................     13,387,220      21,120,058
                                                                      ------------    ------------
  Total liabilities and stockholders' equity ......................   $ 14,630,955    $ 22,434,855
                                                                      ============    ============


          See accompanying notes to consolidated financial statements.

               CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                            FOR THE YEAR ENDED DECEMBER 31,
                                         1997            1998            1999
                                     ------------    ------------    ------------
Revenue ..........................   $     43,500          16,823    $    268,720
Cost of revenue ..................             --           9,576         126,507
                                     ------------    ------------    ------------
          Gross profit ...........         43,500           7,247         142,213
                                     ------------    ------------    ------------
Operating expenses:
  Selling, general and
     administrative ..............      3,185,583       4,068,675       6,186,332
  Research and development .......      3,565,331       4,664,311       6,075,835
  Legal settlement ...............             --         300,000              --
                                     ------------    ------------    ------------
          Total operating expenses      6,750,914       9,032,986      12,262,167
                                     ------------    ------------    ------------
          Loss from operations ...     (6,707,414)     (9,025,739)    (12,119,954)
                                     ------------    ------------    ------------
Other income:
  Interest income, net ...........        363,487         947,414         551,254
  Other income ...................             --              --           7,870
                                     ------------    ------------    ------------
          Total other income .....        363,487         947,414         559,124
                                     ------------    ------------    ------------
          Loss before income taxes     (6,343,927)     (8,078,325)    (11,560,830)
Income taxes .....................             --              --              --
                                     ------------    ------------    ------------
Net loss .........................   $ (6,343,927)   $ (8,078,325)   $(11,560,830)
                                     ============    ============    ============
Basic and diluted net loss per
 common share ....................   $       (.47)   $       (.47)   $       (.64)
                                     ============    ============    ============

Weighted average number of common
  shares outstanding .............     13,455,529      17,233,340      18,027,471
                                     ============    ============    ============

          See accompanying notes to consolidated financial statements.

               CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                                        ACCUMULATED
                                                                                          ADDITIONAL                      OTHER
                               PREFERRED STOCK                   COMMON STOCK              PAID-IN       ACCUMULATED   COMPREHENSIVE
                          SERIES A        SERIES B          SHARES          AMOUNT         CAPITAL         DEFICIT         LOSS
                          --------        --------          ------          ------        ----------     -----------   -------------
Balances at
December 31, 1996 ...   $     71,351    $        --        1,931,250    $     19,313    $  7,059,849    $ (8,806,020)  $       --
Sale of preferred
  stock..............                          2,219            --              --           996,106            --             --
Conversion of
  preferred stock ...        (71,351)         (2,219)      9,196,129          91,961         (18,391)           --             --
Sale of common
  stock .............                                      6,020,000          60,200      30,039,800            --             --
Exercise of stock
  options ...........                                         26,250             262          20,738            --             --
Offering costs ......                                           --              --        (1,749,595)           --             --
Comprehensive loss:
Net loss ............                                                                                     (6,343,927)

  Comprehensive loss            --              --              --              --              --              --             --
                        ------------    ------------    ------------    ------------    ------------    ------------   ------------
Balances at
  December 31, 1997 .                                     17,173,629         171,736      36,348,507     (15,149,947)          --
Exercise of stock
  options ...........                                         97,187             972          94,277            --             --
Comprehensive loss:
Net loss ............                                                                                     (8,078,325)

  Comprehensive loss            --              --              --              --              --              --             --
                        ------------    ------------    ------------    ------------    ------------    ------------   ------------
Balances at
  December 31, 1998 .                                     17,270,816         172,708      36,442,784     (23,228,272)          --
Exercise of
  stock options .....                                        442,813           4,428         726,960            --             --
Sale of common
  stock .............                                      1,775,000          17,750      19,951,000            --             --
Offering costs ......                                           --              --        (1,377,840)           --             --
Comprehensive Loss:
Net loss ............                                                                                    (11,560,830)
Foreign currency
  translation
  adjustment ........                                                                                                       (28,630)

  Comprehensive  loss


Balances at
December 31, 1999 ...   $       --      $       --        19,488,629    $    194,886    $ 55,742,904    $(34,789,102)  $    (28,630)
                        ============    ============    ============    ============    ============    ============   ============



                                          COMPREHENSIVE
                               TOTAL           LOSS
                               -----      -------------
Balances at
December 31,
1996 ................     $ (1,655,507)
Sale of preferred
stock ...............          998,325
Conversion of
preferred
stock ...............             --
Sale of common
stock ...............       30,100,000
Exercise of stock
options .............           21,000
Offering costs ......       (1,749,595)
Comprehensive loss:
Net loss ............       (6,343,927)     (6,343,927)
                                          ------------
  Comprehensive loss              --        (6,343,927)
                          ------------    ============
Balances at
December 31,
1997 ................       21,370,296
Exercise of stock
options .............           95,249
Comprehensive loss:
Net loss ............       (8,078,325)     (8,078,325)
                                          ------------
  Comprehensive loss              --        (8,078,325)
                          ------------    ============
Balances at
December 31,
1998 ................       13,387,220
Exercise of
stock options .......          731,388
Sale of common
stock ...............       19,968,750
Offering costs ......       (1,377,840)
Comprehensive Loss:
Net loss ............      (11,560,830)    (11,560,830)
Foreign currency
translation
adjustment ..........          (28,630)        (28,630)
                                          ------------
  Comprehensive  loss                     $(11,589,460)
                                          ============

Balances at
December 31, 1999 ...     $ 21,120,058
                          ============

           See accompanying notes to consolidated financial statements

               CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                  1997           1998            1999
                                             -------------   ------------    ------------
Cash flows from operating activities:
Net loss .................................   $ (6,343,927)   $ (8,078,325)   $(11,560,830)
Adjustments to reconcile net loss to net
  cash used in operating activities:
     Depreciation and amortization .......        155,421         671,087       1,430,527
  Changes in operating assets and
     liabilities:
     Other ...............................       (290,986)        (32,978)       (114,584)
     Accounts payable ....................        182,353         155,995         113,534
     Accrued liabilities .................       (659,091)        214,989         (36,619)
                                             ------------    ------------    ------------
          Net cash used in operating
            activities ...................     (6,956,230)     (7,069,232)    (10,167,972)
                                             ------------    ------------    ------------
Cash flows from investing activities:
Note receivable - affiliate ..............     (5,000,000)           --         5,000,000
Purchases of investments .................     (2,406,078)     (5,795,640)     (5,822,451)
Sales of investments .....................             --       4,667,971       3,533,747
Purchases of property and equipment ......     (1,169,397)     (1,965,231)     (2,883,947)
                                             ------------    ------------    ------------
          Net cash used in
            investing activities .........     (8,575,475)     (3,092,900)       (172,651)
                                             ------------    ------------    ------------
Cash flows from financing activities:
Payments to XL Vision, Inc. ..............       (374,470)         (5,969)           --
Proceeds from exercise of stock options ..         21,000          95,249         731,388
Sale of common stock .....................     30,100,000            --        19,968,750
Repayments under revolving line of credit        (806,009)           --              --
Sale of preferred stock ..................        998,325            --              --
Offering costs ...........................     (1,604,835)           --        (1,377,840)
                                             ------------    ------------    ------------
          Net cash provided by financing
            activities ...................     28,334,011          89,280      19,322,298
                                             ------------    ------------    ------------
Effect of exchange rate changes on cash
  and cash equivalents ...................           --              --           (32,553)
          Net increase (decrease) in cash
            and cash equivalents .........     12,802,306     (10,072,852)      8,949,122
Cash and cash equivalents beginning of
  period .................................        124,092      12,926,398       2,853,546
                                             ------------    ------------    ------------
Cash and cash equivalents end of period ..   $ 12,926,398    $  2,853,546    $ 11,802,668
                                             ============    ============    ============
Supplemental disclosure of cash flow
  information:
Cash paid for interest ...................   $    156,902    $         --    $         --
                                             ============    ============    ============


          See accompanying notes to consolidated financial statements.

               CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION

OVERVIEW

         ChromaVision develops, manufactures and markets an automated cellular imaging system, referred to as the ACIS, which is designed to assist in the detection, diagnosis and treatment of cellular diseases such as cancer and infectious disease. ChromaVision has designed the ACIS system to serve as a tool to assist, rather than replace, the pathologist in generating accurate, quantitative and reproducible results, eliminating the subjectivity associated with current manual methods. On July 28, 1999, the FDA granted clearance for the use of the ACIS to perform tests using a particular staining method based upon a master validation protocol. The FDA clearance allows ChromaVision to introduce tests for the ACIS using that staining method without having to apply for additional FDA clearance. ChromaVision's current test menu for the ACIS includes seven tests currently released with additional tests in various stages of development.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Consolidation

         The consolidated financial statements include the results of operations, account balances and cash flows of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

(b) Change in Development Stage Status

         From the inception of the ChromaVision business on April 1, 1993 to September 30, 1999, the business was considered to be in the development stage as defined by Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises". The Company exited, in the fourth quarter of 1999, the development stage as significant revenue was realized from planned operations.

(c) Revenue Recognition

         The Company's revenues in 1997 were derived from the provision of technical services. In 1998 and 1999, revenues were derived from the leasing of ACIS systems in addition to an ACIS system sale in 1999. Technical service revenue was recognized at the completion of the performance of the related engineering services.

         The Company anticipates placing most of its instruments with users at no charge and billing on a "per-test" or "per-use" basis. The Company will obtain the billing information primarily via a modem, which accesses the ACIS database. Revenue is recognized as usage occurs but with a minimum monthly rental in place. It is anticipated that under this pricing model, the Company will own most of the ACIS instruments that are engaged in service and, accordingly, all development and maintenance costs will be expensed in cost of sales as incurred. For those instruments that are sold, revenue is recognized upon acceptance by the customer subsequent to a testing and evaluation period. During such time period, the Company maintains ownership of the ACIS.

(d) Cash and Cash Equivalents and Investments in Marketable Securities

         Cash and cash equivalents consist of amounts held as bank deposits and highly liquid debt instruments with a maturity of three months or less. The Company also has investments in short-term debt securities that have been classified under the provisions of SFAS No. 115 as held to maturity. Management has the intent and ability to hold these investments to maturity, and accordingly the investments are carried on the balance sheet at amortized cost and temporary unrealized gains or losses are not recognized.

         The short-term investments have various maturity dates, which do not exceed one year.

         Cash equivalents and short-term investments are comprised of investment grade corporate bonds and commercial paper, and no single investment exceeds 5% of the combined total of cash and cash equivalents, investments and notes receivable.

         The Company has not experienced any significant losses on cash, cash equivalents, or investments. The Company believes it is not exposed to any significant credit risk on cash, cash equivalents or investments.

(e) Depreciation and Amortization

    Property and equipment are depreciated and amortized on the straight-line basis over the following estimated useful lives:

Office, Computer and Laboratory Equipment........................    3 to 5 years
Automated Cellular Imaging Systems (ACIS)........................    3 years
Furniture and Fixtures...........................................    5 years
Leasehold Improvements...........................................    Life of lease

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

         The following is a summary of property and equipment:

                                                               DECEMBER 31,
                                                           1998          1999
                                                           ----          ----
Office, computer and laboratory equipment ..........    $  901,073    $  932,963
Automated Cellular Imaging Systems (ACIS) ..........     1,765,458     3,955,879
ACIS in progress ...................................       586,753       721,984
Furniture and fixtures .............................        86,234       394,131
Leasehold improvements .............................       374,123       481,270
                                                        ----------    ----------
                                                        $3,713,641    $6,486,227
Less: accumulated depreciation and amortization ....       822,170     2,141,336
                                                        ----------    ----------
Property and equipment, net ........................    $2,891,471    $4,344,891
                                                        ==========    ==========

         Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. If the fair value is less than the carrying amount of the assets, a loss is recognized for the difference.


(f) Income Taxes

         The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(g) Stock-Based Compensation

         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) for stock options and other stock-based awards while disclosing pro forma net loss and net loss per share as if the fair value method had been applied in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No.123) see Note 5. The fair value of options granted to non-employees is expensed over the performance period or at the time when a performance commitment is reached.

(h) Net Loss Per Share

         Basic and diluted loss per common share is calculated by dividing net loss by the average common shares outstanding during the year. Stock options to purchase 1,818,513, 2,050,938 and 2,121,675 shares of common stock were outstanding at December 31, 1997, 1998 and 1999. These stock options outstanding were not included in the computation of diluted earnings per share because the Company incurred a loss in all periods presented and hence, the impact would be antidilutive.

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

(j) Financial Instruments

         The Company estimates the fair value of its monetary assets and liabilities based upon the existing interest rates related to such assets and liabilities compared to current market rates of interest for instruments with a similar nature and degree of risk. The Company estimates that the fair value of all of its monetary assets and liabilities approximates the recorded value as of December 31, 1998 and 1999.

(k) Recent Accounting Developments

         In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued, as amended. The provisions of the statement require the recognition of all derivatives as either assets or liabilities in the consolidated balance sheet and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not believe that adoption of this pronouncement will have a material impact on the financial statements.

(l) Foreign Currency Translation

         The financial position and results of operations of the Company's foreign subsidiaries are generally determined using their local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive loss in stockholders' equity. Foreign currency transaction and translation losses were $0, $0 and $28,630 for the year ending 1997, 1998 and 1999.

(m) Reclassification

         Certain prior year amounts have been reclassified to conform to the 1999 presentation.

(3) LINE OF CREDIT

         On June 9, 1998, the Company entered into an agreement with its principal bank for a $5,000,000 revolving line of credit. The line expires May 30, 2000 and the Company may seek to extend or renegotiate another line of credit. At the Company's option, the interest rate is either prime less .25% or LIBOR plus 1.75%. There were no borrowings outstanding under the line of credit during the period. Any borrowings outstanding under the line of credit will be collateralized by the Company's investment in securities held by the principal bank having a market value equal to 111% of the principal balance of the loans.

(4) PREFERRED STOCK

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

(5) STOCK OPTIONS

         The Company has a stock option plan (the "Plan") pursuant to which its Board of Directors may grant stock options to employees, directors and consultants. The Plan authorizes grants of options to purchase up to 3,200,000 shares of authorized but unissued common stock. The number of authorized shares reflects a 700,000 share increase approved by the Board of Directors in

February 2000, subject to stockholder approval. All options granted by the Company had an exercise price equal to the stock's fair market value at the date of grant. Stock options granted have a maximum of ten-year terms and become exercisable in increments over periods of up to four years.

         The Company granted non-qualified stock options in 1997, 1998 and 1999 to purchase 31,000 shares, 145,000 shares and 30,000 shares, respectively, to consultants and directors of ChromaVision at prices between $5.00 and $11.88 per share. The Company recorded compensation expense of $55,000 and $50,000 for the years ended December 31, 1998 and 1999, respectively, related to these options. At December 31, 1999, options to purchase approximately 129,000 of these shares were exercisable.

    Option activity is summarized as follows:

                                             1997                           1998                          1999
                                   ---------------------------    ---------------------------    --------------------------
                                                   WEIGHTED                       WEIGHTED                      WEIGHTED
                                                    AVERAGE                        AVERAGE                      AVERAGE
                                     SHARES     EXERCISE PRICE      SHARES     EXERCISE PRICE      SHARES    EXERCISE PRICE
                                     ------     --------------      ------     --------------      ------    --------------
Outstanding at beginning of
  year ........................    1,370,438       $  1.91        1,818,513        $  3.04       2,050,938      $  3.27
Options granted ...............      479,950          6.19          646,600           6.26         554,550         9.63
Options exercised .............      (26,250)          .80          (97,187)           .98        (442,813)        1.41
Options canceled ..............       (5,625)         5.00         (316,988)          8.76         (41,000)        5.06
                                   ---------                      ---------                      ---------
Outstanding at end of year ....    1,818,513       $  3.04        2,050,938        $  3.27       2,121,675      $  5.29
                                   =========                      =========                      =========
Options exercisable at year-end      733,206                      1,107,998                      1,130,799
Shares available for future
  grant .......................       86,300                        166,688                        933,138

    The following summarizes information about the Company's stock options outstanding at December 31, 1999:

                                  OPTIONS OUTSTANDING
                     ---------------------------------------------
                                                                         OPTIONS EXERCISABLE
                                     WEIGHTED AVG.                  ------------------------------
                       NUMBER          REMAINING     WEIGHTED AVG.      NUMBER       WEIGHTED AVG.
    RANGE OF         OUTSTANDING   CONTRACTUAL LIFE    EXERCISE     EXERCISABLE AT     EXERCISE
 EXERCISE PRICES     AT 12/31/99      (IN YEARS)         PRICE         12/31/99          PRICE
 ---------------     -----------   ----------------  -------------  --------------   -------------
       at $  .80         12,500         3.45             $  .80          12,500          $  .80
       at $ 2.40        928,500         6.42             $ 2.40         868,342          $ 2.40
$ 3.44 -- $ 5.75        468,925         8.02             $ 5.40         148,525          $ 5.29
$ 6.00 -- $ 9.25        512,250         9.08             $ 7.70          93,432          $ 6.57
$10.25 -- $13.44        199,500         9.37             $12.53           8,000          $11.88
                      ---------                                       ---------
$ .80 -- $13.44       2,121,675         7.68             $ 5.29       1,130,799          $ 3.17
                      =========                                       =========

         The Company applies APB 25 and related interpretations in accounting for stock option plans. Had compensation cost been recognized consistent with SFAS No. 123, the Company's consolidated net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                      1997                1998                1999
                                                  ------------        ------------        -------------
Consolidated net loss      As reported.....       $(6,343,927)        $(8,078,325)        $(11,560,830)
                           Pro forma.......       $(6,679,851)        $(8,914,666)        $(12,894,567)

Loss per share -- Basic
  and Diluted              As reported.....       $      (.47)        $      (.47)        $       (.64)
                           Pro forma.......       $      (.50)        $      (.52)        $       (.72)

         The per share weighted-average fair value of stock options granted by the Company during 1997, 1998 and 1999 was $3.35, $3.54 and $6.26, respectively, on the date of grant.

         The following assumptions were used by the Company to determine the fair value of stock options granted using the Black- Scholes option-pricing model:

                                       1997            1998           1999
                                    ----------      ----------     ----------
Dividend yield...................         0.0%            0.0%           0.0%
Expected volatility..............        55.0%           70.0%          85.0%
Average expected option life.....      5 years         4 years        4 years
Risk-free interest rate..........   5.9 - 6.8%      4.2 - 6.8%     5.2 - 6.4%

         On December 14, 1998, the Company repriced all employee stock options outstanding which had an option price exceeding $6.50. The vesting dates with respect to such options were extended six months; however, all other terms were maintained. The

Company did not recognize compensation expense related to the repricing of the employee stock options, as the adjusted exercise price was equal to the fair value of the common stock as of the repricing date.

(6) INCOME TAXES

         The following table summarizes the tax effects of temporary differences which give rise to significant portions of the deferred tax assets and liability at December 31:

                                                                1998               1999
                                                            ------------       ------------
Deferred tax assets:
Current assets:
  Accrued liabilities and other deferred tax assets.....    $    109,679       $    358,161
Noncurrent assets:
  Net operating loss carryforward ......................       7,289,530         11,635,241
  Intangible asset, net of amortization ................       1,552,280          1,425,563
  Depreciation .........................................            --               44,605
  Accrued liabilities and other deferred tax assets ....         165,255             51,330
  Federal tax credit carryover .........................         147,610            434,576
                                                            ------------       ------------
          Deferred tax assets ..........................       9,154,675         13,591,315
Deferred tax liability:
  Depreciation .........................................         (22,547)              --
                                                            ------------       ------------
          Total ........................................       9,241,807         13,949,476
Less valuation allowance for net deferred tax assets ...      (9,241,807)       (13,949,476)
                                                            ------------       ------------
          Deferred tax assets (liability), net .........    $       -0-        $       -0-
                                                            ============       ============

         The Company has estimated a valuation allowance for the full amount of net deferred tax assets as it is not more likely than not that such amounts will be utilized in the future.

         Actual income tax expense differs from amounts computed by applying the U.S. federal income tax rate of 34% to pretax income as a result of the following for the year ending December 31:

                                                   1997              1998               1999
                                               -----------       -----------       -----------
Computed expected tax benefit ...........      $(2,156,935)      $(2,746,632)      $(3,936,170)
State income taxes net of federal benefit         (496,552)         (471,322)         (746,823)
Nondeductible expenses ..................             --              10,586            73,601
Change in valuation allowance ...........        2,914,973         3,401,428         4,707,669
Other ...................................         (261,486)         (194,060)          (98,277)
                                               -----------       -----------       -----------
          Actual tax expense ............      $      --         $      --         $      --
                                               ===========       ===========       ===========

         As of December 31, 1999, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $29,773,000 and $23,798,000, respectively, which are available to offset future federal taxable income, if any, through 2018. As of December 31, 1999, the Company has tax credit carryforwards for federal and state income tax purposes of $300,000 and $204,000, respectively, which are available to offset future federal tax, if any, through 2018.

(7) RELATED PARTY TRANSACTIONS

         XL Vision provided certain personnel and administrative services to the Company through June 1997. Related charges were either allocated to the Company or charged under an administrative service agreement. Allocations consisted of all direct costs and certain indirect costs based upon the proportional value of all expenses incurred by XL Vision. Management of the Company believes the allocated costs reasonably reflect the costs of the operations of the Company as if it were on a stand-alone basis. Administrative service fees allocated or charged amounted to $260,000 in 1997 and none in 1998 and 1999.

         Effective January 1997, the Company entered into an additional administrative service agreement which specifies a fee based upon a percentage of gross revenues. The fee is payable quarterly to Safeguard and XL Vision based upon an aggregate of 1.5% (.75% each) of gross revenues subject to an annual limit of $300,000. The fee is payable upon achievement of positive cash flow from operations. The agreement extends through January 31, 2002 and continues thereafter unless terminated by either party. As of December 31, 1999, approximately $5,000 has been accrued under this agreement. Per the initial stock purchase agreement, the Company paid Safeguard $50,000 for services in connection with the initial public offering.

(8) COMMITMENTS AND CONTINGENCIES

         Agreement with Centocor, Inc. The Company sold Centocor, Inc. six ACIS units in 1995 to facilitate Centocor's clinical trials for cancer applications. As Centocor received feedback from those trials the Company, which was continuing its research and development efforts, incorporated the feedback into its technology. In July 1996, both parties entered into an agreement stipulating their various rights to the reagents being tested for cancer and the ACIS technology. As an outcome of this agreement, the Company agreed to a put option by which Centocor would have the right to return the six instruments for $800,000 and the issuance of 770,192 shares of preferred stock at $1.00. As a result of this agreement, the Company recognized $770,192 of research and development expenses during 1996. During December 1996, negotiations commenced which prompted Centocor's waiver of its rights to return the six instruments and extinguished any commitment to repurchase these instruments. In exchange for Centocor's waiver, the Company agreed to provide a specified number of hours of technical support and software development services through September 1997.

         Voluntary Employee Savings 401(k) Plan. The Company has a voluntary employee savings 401(k) plan, which is available to all full time employees' 21 years or older. The plan provides for a matching by the Company of the employee's contribution to the plan for 50% of the first 6% of the employee's annual compensation. The Company's matching contributions were approximately $36,000, $79,000 and $116,000 for the years ended December 31, 1997, 1998 and
1999, respectively.

         Lease Commitment. The Company leases furniture and office space under existing operating leases which expire in 2000. The Company has exercised its option to extend the office lease to February 2001 and will exercise its option to extend the furniture lease an additional year. Rental commitments under these agreements for 2000 and 2001 are approximately $168,000 and $40,000, respectively. Total rent expense related to these leases was approximately $139,000, $163,000 and $163,000 for years ended December 31, 1997, 1998 and 1999
 .

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

(9) STOCK TRANSACTIONS

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

         On October 7, 1999, the Company completed a private placement of 1,775,000 shares of common stock to selected institutional and other accredited investors. The net proceeds to the Company from the sale of the shares were approximately $18.6 million.

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

(10) NOTES RECEIVABLE

         In August 1997, the Company advanced $5,000,000 to Safeguard Scientifics, Inc. ("Safeguard") which is a principal stockholder of the Company pursuant to the terms of a revolving note agreement. The terms of the agreement call for a payment on demand with interest payable monthly at Safeguard's effective rate of borrowing less .75% (5.60% at June 30, 1999). Interest income earned during 1997, 1998 and 1999 amounted to approximately $75,000, $308,000 and $115,000, respectively. The note was paid in full as of June 1999.

(11) BUSINESS SEGMENTS

         The Company operates primarily in one business segment engaged in the development, manufacture and marketing of an automated cellular imaging system which is designed to perform a wide variety of diagnostic tests for cancer, infectious disease and genetic screening.

     The following table represents the Company's business segment information by geographic area:


                                              Year Ended December 31,
                                   ---------------------------------------------
                                       1997             1998             1999
                                   -----------      -----------      -----------
Net sales
  United States .............      $    43,500      $    16,823      $   188,120
  Europe(a) ................              --               --             80,600
                                   -----------      -----------      -----------
     Total net sales ........           43,500           16,823          268,720
                                   ===========      ===========      ===========

Operating loss
  United States .............      $ 6,707,414      $ 9,025,739      $12,044,986
  Europe(a) ................              --               --             74,968
                                   -----------      -----------      -----------
     Total operating loss ...      $ 6,707,414      $ 9,025,739      $12,119,954
                                   ===========      ===========      ===========

Identifiable assets
  United States .............      $22,249,016      $14,630,955      $22,283,123
  Europe(a) ................              --               --            151,732
                                   -----------      -----------      -----------
     Total assets ...........      $22,249,016      $14,630,955      $22,434,855
                                   ===========      ===========      ===========


(a) European operations represent business activities conducted primarily in Germany and France.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         The Company incorporates by reference the information contained under the caption "ELECTION OF DIRECTORS" in its definitive Proxy Statement relative to its June 7, 2000 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Act of 1934, as amended.

EXECUTIVE OFFICERS

    The information with respect to executive officers required by this Item is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

         The Company incorporates by reference the information contained under the captions "Directors' Compensation," "Compensation Committee Interlocks and Insider Participation" and "EXECUTIVE COMPENSATION" in its definitive Proxy Statement relative to its June 7, 2000 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Company incorporates by reference the information contained under the caption "SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in its definitive Proxy Statement relative to its June 7, 2000 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company incorporates by reference the information contained under the captions "Compensation Committee Interlocks and Insider Participation," "Certain Relationships" and "Certain Transactions" in its definitive Proxy Statement relative to its June 7, 2000 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements and Schedules

    The following financial statements and schedules listed below are included in this Form 10-K.

         Financial Statements (See Item 8)

         Independent Auditors' Report

         Consolidated Balance Sheets as of December 31, 1998 and 1999

         Consolidated Statements of Operations for the Years Ended December 31, 1997, 1998, and 1999

         Consolidated Statements of Shareholders' Equity (Deficit) for the Years Ended December 31, 1997, 1998, and 1999

         Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1998, and 1999

         Notes to Consolidated Financial Statements

Financial Statement Schedules

         All information for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission is either included in the financial statements or is not required under the related instruction or are inapplicable, and therefore have been omitted.

(b) Reports on Form 8-K

         The Company filed a Form 8-K with the Commission on October 15, 1999 to report the completion of a private placement of 1,775,000 newly issued shares of it's common stock to selected investors. No financial statements were filed with this report.

(c) Exhibits

         The following is a list of exhibits filed as part of this Form 10-K. Where so indicated by footnotes, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

                                  EXHIBIT INDEX

                                                                                                                    SEQUENTIALLY
  EXHIBIT                                                                                                             NUMBERED
  NUMBER                                                DESCRIPTION                                                     PAGE
---------                                               -----------                                                 ------------
  3.1        Certificate of Incorporation of the Company (as amended)**...........................................

  3.2        By-laws of the Company, as amended**.................................................................

 10.1        ChromaVision Medical Systems, Inc. 1996 Equity Compensation Plan**...................................

 10.2        Employment Agreement between Dr. Douglas S. Harrington and the Company, as of December 30, 1996**....

 10.3        Employment Agreement between Kevin C. O'Boyle and the Company, dated November 27, 1996**.............

 10.4        Administrative Services Agreement among the Company, XL Vision, Inc. and Safeguard Scientifics, Inc.
             dated as of March 31, 1997**.........................................................................

 10.5        Subscription Agreement between the Company and Safeguard Scientifics, Inc., dated as of December 31,
             1996**...............................................................................................

 10.6        Lease Agreement between Blue Family Trust, Lingo Family Trust and the Company, dated January 13,
             1997**...............................................................................................

 10.7        Distribution Agreement between ChromaVision Medical Systems, Inc. and Sigma Diagnostics, Inc. dated
             October 22, 1997***..................................................................................

 10.8        UR-NAP Application Development Agreement and Right of First Refusal of New Applications between the
             Company and Sigma Diagnostics, Inc. dated October 22, 1997***........................................

 10.9        Form of Stock Purchase Agreement, dated September 24, 1999 by and among ChromaVision Medical
             Systems, Inc. and the purchaser****  ................................................................

 21.1        Subsidiaries of the Registrant**.....................................................................

 23          Consent of KPMG LLP*.................................................................................

 27.1        Financial Data Schedule*.............................................................................

----------

*        Filed herewith.

** Filed on April 30, 1997 as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-26129) and incorporated by reference.

*** Previously filed as an exhibit to the Company's Form 10-Q on November 14, 1997 and incorporated by reference.

**** Filed on September 28, 1999 as an exhibit to the Company's Registration Statement on Form S-3 (No. 333-87969) and incorporated by reference.

                                   SIGNATURES

    Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in San Juan Capistrano, California on March 30, 2000.

                                CHROMAVISION MEDICAL SYSTEMS, INC.

                                By:  /s/ DOUGLAS S. HARRINGTON, M.D.
                                     -------------------------------------
                                     Douglas S. Harrington, M.D.
                                     Chief Executive Officer and President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 30, 2000.

            SIGNATURES                                                TITLE(S)
            ----------                                                --------
 /s/   DOUGLAS S. HARRINGTON, M.D.               Chief Executive Officer, President and Director
------------------------------------                      (Principal Executive Officer)
    Douglas S. Harrington, M.D.


      /s/    KEVIN C. O'BOYLE            Senior Vice President of Operations and Chief Financial Officer
------------------------------------               (Principal Financial and Accounting Officer)
         Kevin C. O'Boyle

    /s/    JOHN S. SCOTT, PH.D.                         Chairman of the Board of Directors
------------------------------------
       John S. Scott, Ph.D.

    /s/    RICHARD C. E. MORGAN                                      Director
------------------------------------
       Richard C. E. Morgan

/s/    MARY LAKE POLAN, M.D., PH.D.                                  Director
------------------------------------
   Mary Lake Polan, M.D., Ph.D.

      /s/    CHARLES A. ROOT                                         Director
------------------------------------
          Charles A. Root

     /s/    THOMAS R. TESTMAN                                        Director
------------------------------------
         Thomas R. Testman

                                  EXHIBIT INDEX

                                                                                                                    SEQUENTIALLY
  EXHIBIT                                                                                                             NUMBERED
  NUMBER                                                DESCRIPTION                                                     PAGE
---------                                               -----------                                                 ------------
  3.1        Certificate of Incorporation of the Company (as amended)**...........................................

  3.2        By-laws of the Company, as amended**.................................................................

 10.1        ChromaVision Medical Systems, Inc. 1996 Equity Compensation Plan**...................................

 10.2        Employment Agreement between Dr. Douglas S. Harrington and the Company, as of December 30, 1996**....

 10.3        Employment Agreement between Kevin C. O'Boyle and the Company, dated
             November 27, 1996**..................................................................................

 10.4        Administrative Services Agreement among the Company, XL Vision, Inc. and Safeguard Scientifics, Inc.
             dated as of March 31, 1997**.........................................................................

 10.5        Subscription Agreement between the Company and Safeguard Scientifics, Inc., dated as of December 31,
             1996**...............................................................................................

 10.6        Lease Agreement between Blue Family Trust, Lingo Family Trust and the Company, dated January 13,
             1997**...............................................................................................

 10.7        Distribution Agreement between ChromaVision Medical Systems, Inc. and Sigma Diagnostics, Inc. dated
             October 22, 1997***..................................................................................

 10.8        UR-NAP Application Development Agreement and Right of First Refusal of New Applications between the
             Company and Sigma Diagnostics, Inc. dated October 22, 1997***........................................

 10.9        Form of Stock Purchase Agreement, dated September 24, 1999 by and among ChromaVision Medical
             Systems, Inc. and the purchaser****  ................................................................

 21.1        Subsidiaries of the Registrant**.....................................................................

 23          Consent of KPMG LLP*.................................................................................

 27.1        Financial Data Schedule*.............................................................................

-------
   *  Filed herewith.

  ** Filed on April 30, 1997 as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-26129) and incorporated by reference.

 *** Previously filed as an exhibit to the Company's Form 10-Q on November 14, 1997 and incorporated by reference.

**** Filed on September 28, 1999 as an exhibit to the Company's Registration Statement on Form S-3 (No. 333-87969) and incorporated by reference.