Form 10-Q
period 2000-03-31
CHROMAVISION MEDICAL SYSTEMS INC
filed 2000-05-15
CIK 1038223

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q
Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For The Quarterly Period Ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the Transition Period from ____________________ to __________________


                          COMMISSION FILE NUMBER 0-1000
                                                 ------

                       CHROMAVISION MEDICAL SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                     75-2649072
           --------                                     ----------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

      33171 PASEO CERVEZA
    SAN JUAN CAPISTRANO, CA                                92675
----------------------------------------                   ------
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

As of May 2, 2000 there were 19,503,948 shares outstanding of the Issuer's Common Stock, $.01 par value.

               CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I        FINANCIAL INFORMATION

      Item 1  Financial Statements

              Condensed Consolidated Balance Sheets as of March 31, 2000
                and December 31, 1999                                         3

              Condensed Consolidated Statements of Operations for the
                three months ended March 31, 2000 and 1999                    4


              Condensed Consolidated Statements of Cash Flows for the
                three months ended March 31, 2000 and 1999                    5

              Notes to Condensed Consolidated Financial Statements            6

      Item 2  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             8

      Item 3  Quantitative and Qualitative Disclosures About Market Risk      9

PART II       OTHER INFORMATION

      Item 6  Exhibits and Reports on Form 8-K                               10

SIGNATURES                                                                   11

PART I - ITEM 1

               CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                  MARCH 31,          DECEMBER 31,
                                                                                    2000                 1999
                                                                                ------------         ------------
                                     ASSETS
Current assets:
   Cash and cash equivalents ...........................................        $  9,852,973         $ 11,802,668
   Short-term investments ..............................................           3,905,862            5,822,451
   Other ...............................................................             510,494              257,577
                                                                                ------------         ------------

         Total current assets ..........................................          14,269,329           17,882,696
Other ..................................................................             300,243              207,268
Property and equipment, net ............................................           4,460,915            4,344,891
                                                                                ------------         ------------
         Total assets ..................................................        $ 19,030,487         $ 22,434,855
                                                                                ============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ....................................................        $    435,974         $    578,961
   Accrued liabilities .................................................             708,108              735,836
                                                                                ------------         ------------
        Total current liabilities ......................................           1,144,082            1,314,797

Commitments and contingencies

Stockholders' equity:
   Series A convertible preferred stock, $.01 par value, authorized
      7,246,000 shares, none issued and outstanding ....................                 -0-                  -0-
   Series B convertible preferred stock, $.01 par value, authorized
      221,850 shares, none issued and outstanding ......................                 -0-                  -0-
   Common stock $.01 par value, authorized 50,000,000 shares, issued and
      outstanding 19,503,948 shares in 2000 and 19,488,629 in 1999 .....             195,039              194,886
   Additional paid-in capital ..........................................          55,686,202           55,742,904
   Accumulated deficit .................................................         (37,980,158)         (34,789,102)

     Accumulated other comprehensive loss ..............................             (14,678)             (28,630)
                                                                                ------------         ------------
        Total stockholders' equity .....................................          17,886,405           21,120,058
                                                                                ------------         ------------
Total liabilities and stockholders' equity .............................        $ 19,030,487         $ 22,434,855
                                                                                ============         ============

     See accompanying notes to condensed consolidated financial statements.

               CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                            ---------------------------------
                                                                2000                 1999
                                                            ------------         ------------
Revenue ............................................        $    203,896         $     15,785
Cost of revenue ....................................              67,275                8,994
                                                            ------------         ------------
   Gross profit ....................................             136,621                6,791
                                                            ------------         ------------
Operating expenses:
   Selling, general and administrative .............           1,956,280            1,235,050
   Research and development ........................           1,619,481            1,248,935
                                                            ------------         ------------

      Total operating expenses .....................           3,575,761            2,483,985
                                                            ------------         ------------

      Loss from operations .........................          (3,439,140)          (2,447,194)
                                                            ------------         ------------
Other income:
   Interest income, net ............................             232,727              137,647
   Other income ....................................              15,357                  -0-
                                                            ------------         ------------
      Total other income ...........................             248,084              137,647
                                                            ------------         ------------
      Loss before income taxes .....................          (3,191,056)          (2,339,547)

Income taxes .......................................                 -0-                  -0-
                                                            ------------         ------------
      Net loss .....................................        $ (3,191,056)        $ (2,339,547)
                                                            ============         ============
Basic and diluted net loss per common share ........        $       (.16)        $       (.13)
                                                            ============         ============
Weighted average number of common shares outstanding          19,495,226           17,483,423
                                                            ============         ============


     See accompanying notes to condensed consolidated financial statements.

               CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                  ------------------------------
                                                                      2000               1999
                                                                  ------------       -----------
Cash flows from operating activities:
Net loss ...................................................      $ (3,191,056)      $(2,339,547)
Adjustments to reconcile net loss to net cash used in
   operating activities:
      Depreciation and amortization ........................           427,597           285,245
  Changes in operating assets and liabilities:
      Other assets .........................................          (346,815)         (377,752)
      Accounts payable .....................................          (142,644)          171,216
      Accrued liabilities ..................................           (25,384)         (270,174)
                                                                  ------------       -----------
      Net cash used in operating activities ................        (3,278,302)       (2,531,012)
                                                                  ------------       -----------
Cash flows from investing activities:
Purchases of investments ...................................          (971,642)              -0-
Maturities of investments ..................................         2,888,231         2,707,054
Additions to property and equipment ........................          (543,733)         (314,239)
                                                                  ------------       -----------
        Net cash provided by investing activities ..........         1,372,856         2,392,815
                                                                  ------------       -----------
Cash flows from financing activities:
Proceeds from exercise of stock options ....................            74,251           221,850
Offering costs .............................................          (130,800)              -0-
                                                                  ------------       -----------
        Net cash provided by (used in) financing activities            (56,549)          221,850
                                                                  ------------       -----------
Effect of exchange rates changes on cash and cash
           equivalents .....................................            12,300               -0-
                                                                  ------------       -----------
        Net increase (decrease) in cash and cash equivalents        (1,949,695)           83,653
Cash and cash equivalents beginning of period ..............        11,802,668         2,853,546
                                                                  ------------       -----------
Cash and cash equivalents end of period ....................      $  9,852,973       $ 2,937,199
                                                                  ============       ===========

     See accompanying notes to condensed consolidated financial statements.

               CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) BASIS OF PRESENTATION

    These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 annual report filed on Form 10-K with the Securities and Exchange Commission.

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

(2) NET LOSS PER SHARE

    Options to purchase 2,279,881 and 1,922,325 shares of common stock were outstanding at March 31, 2000 and 1999, respectively, and were excluded from the computation of diluted net loss per share as the effect would be antidilutive.


(3) CURRENCY TRANSLATION

    The financial position and results of operations of the Company's foreign subsidiaries are generally determined using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each quarter-end. Income statement accounts are translated at the average rate of exchange prevailing during the period.

(4) COMPREHENSIVE LOSS

    The Company's total comprehensive loss is summarized as follows:

                                            Three Months Ended March 31,
                                          ---------------------------------
                                              2000                 1999
                                          -----------           -----------
Net loss                                  $(3,191,056)          $(2,339,547)
Foreign currency translation gain              13,952                   -0-
                                          -----------           -----------
Comprehensive loss                        $(3,177,104)          $(2,339,547)
                                          ===========           ===========

(5) BUSINESS SEGMENTS

    The Company operates primarily in one business segment engaged in the development, manufacture and marketing of an automated cellular imaging system (ACIS TM) designed to assist in the detection, diagnosis and treatment of cellular disease.

    The following table represents the Company's business segment information by geographic area:

                                               THREE MONTHS ENDED MARCH 31,
                                            ---------------------------------
                                                2000                  1999
                                            -----------           -----------
Net sales
  United States                             $    73,735           $    15,785
  Europe (a)                                    130,161                   -0-
                                            -----------           -----------
     Total net sales                        $   203,896           $    15,785
                                            ===========           ===========

Operating loss
  United States                             $(3,388,575)          $(2,447,194)
  Europe (a)                                    (50,565)                   --
                                            -----------           -----------
     Total operating loss                   $(3,439,140)          $(2,447,194)
                                            ===========           ===========

Identifiable assets
  United States                             $18,865,869           $12,414,300
  Europe (a)                                    164,618                    --
                                            -----------           -----------
     Total assets                           $19,030,487           $12,414,300
                                            ===========           ===========

(a) European operations represent business activities conducted primarily in France, Germany, Italy and Great Britain.

(6) NEW ACCOUNTING STANDARDS

    In December 1999, the United States Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101-"Revenue Recognition in Financial Statements," as amended, which for the Company is effective April 1, 2000.
SAB No. 101 summarizes certain of the staff's view in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes that implementation of SAB No. 101 will have no material impact on its financial statements.

PART I - ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

    Statements in this report describing the plans, goals, strategies, intentions, and expectations of the Company and anticipated events are forward-looking statements. Important factors which could cause actual results to differ materially from those described in such forward-looking statements include the following: an inadequate supply of biological samples could delay completion of the clinical trials; the clinical trials could fail to demonstrate the efficacy of the ChromaVision Automated Cellular Imaging System ("ACIS") tests; new tests may not be successfully developed; the ability to commercialize new tests may be dependent on obtaining appropriate U.S. Food and Drug Administration (the "FDA") and foreign regulatory approvals, which may not be obtained when anticipated or at all; manufacture of the ACIS is subject to FDA regulation; and commercialization of the Company's products is dependent on acceptance by the medical community and medical insurance industry, which could be delayed or not obtained.

OVERVIEW

    ChromaVision Medical Systems, Inc. (the "Company"), formerly MicroVision Medical Systems, Inc., is a Delaware corporation formed on March 28, 1996. Prior to the formation of the Company on March 28, 1996, the Company's business was conducted as the MicroVision Medical Systems Division (the "Division") of XL Vision, Inc. ("XL Vision").

    ChromaVision develops, manufactures and markets an automated cellular imaging system, referred to as the ACIS(TM), which is designed to assist in the detection, diagnosis and treatment of cellular diseases such as cancer and infectious disease. ChromaVision has designed the ACIS to serve as a tool to assist, rather than replace, the pathologist in generating accurate, quantitative and reproducible results, reducing the subjectivity associated with current manual methods. On July 28, 1999, the U.S. Food and Drug Administration granted clearance for the use of the ACIS to perform tests using a particular staining method based upon a master validation protocol. The FDA clearance allows ChromaVision to introduce tests for the ACIS using that staining method without having to apply for additional FDA clearance. ChromaVision's current test menu for the ACIS includes seven tests currently released with additional tests in various stages of development.


THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1999

    Revenue. Revenue increased approximately $188,000 or 1,200% over the comparable period in 1999 primarily due to the sale of an ACIS and an increase in revenue generated from monthly rental charges for usage of other ACIS. Management anticipates continued revenue growth in 2000 as the Company accelerates its commercialization activities.

    Selling, general and administrative expenses. Expenses increased approximately $721,000 or 58% over the comparable period in 1999. The increase is primarily due to increases in the Company's sales and marketing costs related to staffing and commercial launch activities for the ACIS in both the European and U.S. markets. The Company anticipates selling, general and administrative expenses to continue to increase as the Company accelerates the commercialization of its ACIS.

    Research and development expenses. Expenses increased approximately $371,000 or 30% over the comparable period in 1999. The increase is primarily attributable to the addition of technical personnel to further develop and release the Company's menu of tests. The Company anticipates that research and development expenses will continue to increase in the near future due to costs related to the development of new tests, additional clinical trials and the continuation of technological advances to the ACIS.

    Other income. Other income increased approximately $110,000 or 80% over the comparable period in 1999. This is attributable to the investment of the Company's $18.5 million of net proceeds received from the Company's private placement of 1,775,000 newly issued shares of common stock in October 1999. For the comparable period in 1999, other income was lower due to lower cash balances.

UNCERTAINTIES AS TO FUTURE OPERATIONS

    During 1999, the Company began the transition from being focused almost entirely on the development of the ACIS to focusing more on marketing and sales of the system as tests performed with the ACIS became available for commercial distribution. The Company faces significant uncertainties in this regard, including its ability to achieve market acceptance of the ACIS, manufacture of the system in commercial quantities and achievement of satisfactory reimbursement from third-party payers for tests performed using the ACIS. The

Company also faces uncertainties with respect to its ability to complete development of additional tests for the ACIS. In order to mitigate the risk that any one test will not be successfully developed, the Company maintains a prioritized pipeline of tests so that if any one test is not successfully developed, or market feedback on the pipeline suggests that a test should be given a lower priority, ChromaVision can move other tests up in priority.

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

LIQUIDITY AND CAPITAL RESOURCES

    On October 7, 1999, the Company completed a private placement of 1,775,000 shares of Common Stock to selected institutional and other accredited investors. The net proceeds to the Company from the sale of the shares were approximately $18.5 million.

    The Company has an agreement with its principal bank for a $5,000,000 revolving line of credit. The Company extended the expiration of the line an additional two years to May 30, 2002. The Company may seek to extend or renegotiate its line of credit. At the Company's option, the interest rate is prime less .25% or LIBOR plus 1.75%. There were no borrowings outstanding under the line of credit during the period. Any borrowings outstanding under the line of credit will be collateralized by the Company's investment in securities held by the principal bank having a market value equal to 111% of the principal balance of the loans. At March 31, 2000 the Company had approximately $13.8 million of cash and cash equivalents, investments and working capital of approximately $13.1 million and no long-term debt. Capital expenditures for the quarter ended March 31, 2000 were approximately $544,000 and related primarily to the manufacture of the ACIS placed with customers under rental agreements. Capital expenditures are expected to total approximately $3.5 million in 2000, and are expected to be primarily related to the manufacture of the ACIS for placement with customers, although the Company's present plans could change and this amount could be materially different. The Company's business plan anticipates placing these instruments with users and charging a "per-click" fee for each use of the instrument. The manufacture of these instruments will require a significant outlay of cash for which revenues will be recognized over the lease term. The Company intends to fund these expenditures with its current cash resources, which may be partially supplemented by third-party asset based financing for these instruments. The Company presently has an agreement for such financing totaling $1 million.

    The Company anticipates that existing cash resources and investments will be sufficient to satisfy its operating cash needs through the year 2000. Management expects that losses from operations and increases in working capital requirements will produce significant negative cash flows from operations at least through the year 2000. In addition, to support the Company's future cash needs, it intends to consider additional debt or equity financing. However there can be no assurance that any such financing will be available to the Company or that adequate funds for the Company's operations will be available when needed or on terms attractive to the Company. If the Company is unable to obtain sufficient additional funds, the Company may have to delay, scale back or eliminate some or all of its development activities, clinical studies and/or regulatory activities or cease operations entirely.

YEAR 2000 PROBLEM

    The Company has experienced no material disruption in the operation of its business as a result of the transition from 1999 to 2000 and continues to monitor the Year 2000 issue. It is possible that Year 2000 problems may become evident as the year progresses. Such issues could have a material adverse impact on the Company's results of operations, financial condition and cash flows if the Company is unable to conduct its business in the ordinary course.

ITEM 3-QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company invests excess cash in short-term debt securities that are intended to be held to maturity. These short-term investments have various maturity dates, which do not exceed one year.

    Two of the main risks associated with these investments are interest rate risk and credit risk. Typically, when interest rates rise, there is a corresponding decline in the market value of debt securities. Fluctuations in interest rates would not have a material effect on the Company's financial statements because of the short-term nature of the securities in which the Company invests. Credit risk refers to the possibility that the issuer of the debt securities will not be able to make principal and interest payments. The Company has limited its investments to investment grade or comparable securities and has not experienced any losses on its investments to date due to credit risk.

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

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

                                       CHROMAVISION MEDICAL SYSTEMS, INC.

DATE: May 15, 2000                     By: /s/ Douglas S. Harrington, M.D.
      ------------                         -------------------------------------
                                           Douglas S. Harrington, M.D.
                                           Chief Executive Officer and President

DATE: May 15, 2000                     By: /s/  Kevin C. O'Boyle
      ------------                         -------------------------------------
                                           Kevin C. O'Boyle
                                           Senior Vice President of Operations
                                           and Chief Financial Officer

                                 EXHIBIT INDEX

           EXHIBIT
           NUMBER                 DESCRIPTION
           -------                -----------
             3.1             Certificate of Incorporation of the Company (as
                               amended)**
             3.2             By-laws of the Company, as amended**
            27               Financial Data Schedule