Form 10-Q
period 2000-06-30
CHROMAVISION MEDICAL SYSTEMS INC
filed 2000-08-10
CIK 1038223

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For The Quarterly Period Ended June 30, 2000

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period from __________ to __________

                          COMMISSION FILE NUMBER 0-1000

                       CHROMAVISION MEDICAL SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                            75-2649072
   State or other jurisdiction                                (IRS Employer
---------------------------------                         ----------------------
of incorporation or organization)                         Identification Number)

         33171 PASEO CERVEZA
        SAN JUAN CAPISTRANO, CA                                   92675
----------------------------------------                       ----------
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

     Yes [X]  No [ ]

As of August 7, 2000 there were 19,518,948 shares outstanding of the Issuer's Common Stock, $.01 par value.

                       CHROMAVISION MEDICAL SYSTEMS, INC.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I        FINANCIAL INFORMATION

      Item 1  Financial Statements

              Condensed Consolidated Balance Sheets as of June 30, 2000
              and December 31, 1999                                            3

              Condensed Consolidated Statements of Operations for the
              three and six months ended June 30, 2000 and 1999                4

              Condensed Consolidated Statements of Cash Flows for the
              six months ended June 30, 2000 and 1999                          5

              Notes to Condensed Consolidated Financial Statements             6

      Item 2  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                              8

      Item 3  Quantitative and Qualitative Disclosure about Market Risk        9

PART II       OTHER INFORMATION

      Item 4  Submission of Matters to a Vote of  Security Holders            10

      Item 6  Exhibits and Reports on Form 8-K                                10

SIGNATURES

PART I - ITEM 1

                       CHROMAVISION MEDICAL SYSTEMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                              JUNE 30,            DECEMBER 31,
                                                                                2000                 1999
                                                                            ------------         ------------
                                     ASSETS
 Current assets:
    Cash and cash equivalents ......................................        $  8,288,286         $ 11,802,668
    Short-term investments .........................................           1,954,730            5,822,451
    Other ..........................................................             747,481              257,577
                                                                            ------------         ------------
          Total current assets .....................................          10,990,497           17,882,696
 Other .............................................................             456,417              207,268
 Property and equipment, net .......................................           4,459,010            4,344,891
                                                                            ------------         ------------
          Total assets .............................................        $ 15,905,924         $ 22,434,855
                                                                            ============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
    Accounts payable ...............................................        $    457,003         $    578,961
    Accrued liabilities ............................................           1,217,485              735,836
                                                                            ------------         ------------
         Total current liabilities .................................           1,674,488            1,314,797

 Commitments and contingencies .....................................                  --                   --

 Stockholders' equity:
    Series A convertible preferred stock, $.01 par value, authorized
      7,246,000 shares, none issued and outstanding ................                 -0-                  -0-
    Series B convertible preferred stock, $.01 par value, authorized
      221,850 shares, none issued and outstanding ..................                 -0-                  -0-
    Series C convertible preferred stock, $.01 par value, authorized
      200,000 shares, none issued and outstanding ..................                 -0-                  -0-
    Common stock $.01 par value, authorized 50,000,000 shares, issued and outstanding 19,518,948 shares in 2000 and
      19,488,629 in 1999 ...........................................             195,189              194,886
    Additional paid-in capital .....................................          55,757,302           55,742,904
    Accumulated deficit ............................................         (41,679,615)         (34,789,102)
    Accumulated other comprehensive loss ...........................             (41,440)             (28,630)
                                                                            ------------         ------------
         Total stockholders' equity ................................          14,231,436           21,120,058
                                                                            ------------         ------------
 Total liabilities and stockholders' equity ........................        $ 15,905,924         $ 22,434,855
                                                                            ============         ============

     See accompanying notes to condensed consolidated financial statements.

                       CHROMAVISION MEDICAL SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                             JUNE 30,                             JUNE 30,
                                                 -------------------------------       -------------------------------
                                                     2000               1999               2000               1999
                                                 ------------       ------------       ------------       ------------
Revenue ...................................      $    337,822       $     48,362       $    541,718       $     64,147

Cost of revenue ...........................           113,762             25,082            181,037             34,076
                                                 ------------       ------------       ------------       ------------
       Gross profit .......................           224,060             23,280            360,681             30,071
                                                 ------------       ------------       ------------       ------------
Operating expenses:
   Selling, general and administrative ....         2,302,302          1,438,665          4,258,582          2,673,715
   Research and development ...............         1,801,696          1,570,443          3,421,177          2,819,378
                                                 ------------       ------------       ------------       ------------
       Total operating expenses ...........         4,103,998          3,009,108          7,679,759          5,493,093
                                                 ------------       ------------       ------------       ------------
      Loss from operations ................        (3,879,938)        (2,985,828)        (7,319,078)        (5,463,022)
                                                 ------------       ------------       ------------       ------------
Other income ..............................           180,481            111,818            428,565            249,465
                                                 ------------       ------------       ------------       ------------
      Loss before income taxes ............        (3,699,457)        (2,874,010)        (6,890,513)        (5,213,557)

Income taxes ..............................               -0-                -0-                -0-                -0-
                                                 ------------       ------------       ------------       ------------
      Net loss ............................      $ (3,699,457)      $ (2,874,010)      $ (6,890,513)      $ (5,213,557)
                                                 ============       ============       ============       ============
Basic and diluted net loss per common share      $       (.19)      $       (.16)      $       (.35)      $       (.30)
                                                 ============       ============       ============       ============
Weighted average number of common shares
   outstanding ............................        19,507,545         17,570,397         19,501,366         17,526,654
                                                 ============       ============       ============       ============

     See accompanying notes to condensed consolidated financial statements.

                       CHROMAVISION MEDICAL SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                  ------------------------------
                                                                      2000               1999
                                                                  ------------       -----------
Cash flows from operating activities:
      Net loss .............................................      $ (6,890,513)      $(5,213,557)
Adjustments to reconcile net loss to net cash used in
   operating activities:
      Depreciation and amortization ........................           893,712           614,522
Changes in operating assets and liabilities:
      Other assets .........................................          (741,677)         (330,268)
      Accounts payable .....................................          (121,292)          188,534
      Accrued liabilities ..................................           485,345          (312,074)
                                                                  ------------       -----------
      Net cash used in operating activities ................        (6,374,425)       (5,052,843)
                                                                  ------------       -----------

Cash flows from investing activities:
Collections on note receivable from affiliate...............               -0-         5,000,000
Maturities of investments ..................................         7,754,170         2,719,698
Purchases of investments ...................................        (3,886,449)              -0-
Additions to property and equipment ........................        (1,007,969)       (1,049,178)
                                                                  ------------       -----------
      Net cash provided by investing activities ............         2,859,752         6,670,520
                                                                  ------------       -----------
Cash flows from financing activities:
Proceeds from exercise of stock options ....................           145,501           496,372
Offering costs .............................................          (130,800)              -0-
                                                                  ------------       -----------
      Net cash provided by financing activities ............            14,701           496,372
                                                                  ------------       -----------
Effect of exchange rate changes on cash and cash equivalents           (14,410)              -0-
      Net increase (decrease) in cash and cash equivalents .        (3,514,382)        2,114,049
Cash and cash equivalents beginning of period ..............        11,802,668         2,853,546
                                                                  ------------       -----------
Cash and cash equivalents end of period ....................      $  8,288,286       $ 4,967,595
                                                                  ============       ===========

     See accompanying notes to condensed consolidated financial statements.

                       CHROMAVISION MEDICAL SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1) BASIS OF PRESENTATION

    These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 1999 annual report filed on Form 10-K with the Securities and Exchange Commission.

    The accompanying unaudited condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. All such adjustments are of a normal, recurring nature. Certain amounts have been reclassified to conform to the current period presentation. The results of our operations for any interim period are not necessarily indicative of the results to be obtained for a full fiscal year.

(2) NET LOSS PER SHARE

    Options to purchase 2,336,156 and 2,029,387 shares of common stock were outstanding at June 30, 2000 and 1999, respectively, and were excluded from the computation of diluted net loss per share as the effect would be antidilutive.

(3) CURRENCY TRANSLATION

    The financial position and results of operations of our foreign subsidiaries are generally determined using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each quarter-end. Income statement accounts are translated at the average rate of exchange prevailing during the period.

(4) COMPREHENSIVE LOSS

    Our total comprehensive loss is summarized as follows:

                                     Three Months Ended June 30,      Six Months Ended June 30,
                                     ----------------------------    ----------------------------
                                         2000            1999            2000            1999
                                     -----------     -----------     -----------     -----------
Net loss                             $(3,699,457)    $(2,874,010)    $(6,890,513)    $(5,213,557)
Foreign currency translation loss        (26,762)            -0-         (12,810)            -0-
                                     -----------     -----------     -----------     -----------
Comprehensive loss                   $(3,726,219)    $(2,874,010)    $(6,903,323)    $(5,213,557)
                                     ===========     ===========     ===========     ===========

(5) BUSINESS SEGMENTS

    We operate primarily in one business segment engaged in the development, manufacture and marketing of an Automated Cellular Imaging System (ACIS (TM)) designed to assist in the detection, diagnosis and treatment of cellular disease.

    The following table represents our business segment information by geographic area:

                             Three Months Ended June 30,      Six Months Ended June 30,
                             ---------------------------     ---------------------------
                                 2000            1999            2000            1999
                             -----------     -----------     -----------     -----------
Net sales
  United States              $   109,544     $    48,362     $   183,279     $    64,147
  Europe (a)                     228,278             -0-         358,439             -0-
                             -----------     -----------     -----------     -----------
     Total net sales         $   337,822     $    48,362     $   541,718     $    64,147
                             ===========     ===========     ===========     ===========
Operating loss
  United States              $(3,809,909)    $(2,930,976)    $(7,198,484)    $(5,408,170)
  Europe (a)                     (70,029)        (54,852)       (120,594)        (54,852)
                             -----------     -----------     -----------     -----------
     Total operating loss    $(3,879,938)    $(2,985,828)    $(7,319,078)    $(5,463,022)
                             ===========     ===========     ===========     ===========

                                     June 30, 2000          December 31, 1999
                                     -------------          -----------------
Identifiable assets
  United States                       $15,596,955              $22,283,123
  Europe (a)                              308,969                  151,732
                                      -----------              -----------
     Total assets                     $15,905,924              $22,434,855
                                      ===========              ===========

------------------
(a) European operations represent business activities conducted primarily in France, Germany, Italy, Austria, Switzerland and Great Britain.

(6) NEW ACCOUNTING STANDARDS

    In December 1999, the United States Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101-"Revenue Recognition in Financial Statements," as amended, which for the Company is effective October 1, 2000. SAB No. 101 summarizes certain of the staff's views on applying generally accepted accounting principles to revenue recognition in financial statements. We believe that implementation of SAB No. 101 will have no material impact on our financial statements.

    In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation-an Interpretation of APB 25." FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. We do not expect that the adoption of FIN 44 will have a material effect on our financial position or results of operations.

PART I

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

    Statements in this report describing our plans, goals, strategies, intentions, expectations and anticipated events are forward-looking statements. Important factors which could cause actual results to differ materially from those described in such forward-looking statements include the following: commercialization of our products is dependent on acceptance by the medical community and medical insurance industry, which could be delayed or not obtained; an inadequate supply of biological samples could delay completion of the clinical trials; the clinical trials could fail to demonstrate the efficacy of the ChromaVision Automated Cellular Imaging System ("ACIS") tests; new tests may not be successfully developed; the ability to commercialize new tests may be dependent on obtaining appropriate U.S. Food and Drug Administration (the "FDA") and foreign regulatory approvals, which may not be obtained when anticipated or at all; and manufacture of the ACIS is subject to FDA regulation.

OVERVIEW

    We develop, manufacture and market an automated cellular imaging system, referred to as the ACIS, which is designed to perform a wide variety of diagnostic tests to detect cellular disease, including cancer and infectious disease. We designed the ACIS technology to serve as a tool to assist the pathologist in generating accurate, quantitative and reproducible results, eliminating the subjectivity associated with current manual methods. In July 1999, the FDA granted clearance for the use of the ACIS to perform a large number of tests using a particular staining method based upon a master validation protocol. The FDA clearance allows us to introduce new tests for the ACIS using that particular staining method without applying for additional FDA clearance. Our current test menu for the ACIS includes nine released tests with additional tests in various stages of development.

    From the inception of our business on April 1, 1993 to September 30, 1999, our business was considered to be in the development stage as defined by Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises". In the fourth quarter of 1999, we exited the development stage as revenue was realized from planned operations.

RESULTS OF OPERATIONS

Revenue. Revenue for the three and six months ended June 30, 2000 increased approximately $289,000 or 599% and $478,000 or 744%, respectively, over the comparable periods in 1999. These increases are primarily due to sales of the ACIS to research facilities in Europe and an increase from monthly rental charges for usage of leased ACIS units. Through September 1999, we were a development stage company and had no significant revenue. We anticipate continued revenue growth in 2000 as we accelerate our commercialization activities.

Selling, general and administrative expenses. Expenses for the three and six months ended June 30, 2000 increased approximately $864,000 or 60% and $1,585,000 or 59%, respectively, over the comparable periods in 1999. These increases are primarily due to significant increases in our sales and marketing staff and the expansion of commercial launch activities necessary to support the commercialization of our tests. We anticipate selling, general and administrative expenses to continue to increase in the near future as we further penetrate the clinical and research laboratory markets.

Research and development expenses. Expenses for the three and six months ended June 30, 2000 increased approximately $231,000 or 15% and $602,000 or 21%, respectively, over the comparable periods in 1999. These increases are primarily due to the addition of technical personnel to further develop our ACIS tests that included six newly released tests in 2000 and increased clinical trial costs related to the expansion of our test menu. We anticipate that research and development expenses will continue to increase in the near future due to costs related to the development of new tests, additional clinical trials and the continuation of technological advances to the ChromaVision ACIS.

Other income. Other income for the three and six months ended June 30, 2000 increased approximately $69,000 or 61% and $179,000 or 72%, respectively, over the comparable periods in 1999. The increase is attributable to the investment of $18.5 million of net proceeds received from a private placement of 1,775,000 newly issued shares of common stock in October 1999. For the comparable period in 1999, other income was lower due to lower cash balances.

LIQUIDITY AND CAPITAL RESOURCES

         On August 13, 1997, we received net proceeds of approximately $28.4 million from our initial public offering of 6,020,000 shares of common stock. On October 7, 1999, we completed a private placement of 1,775,000 shares of common stock to selected institutional and other accredited investors. The net proceeds from the sale of these shares were approximately $18.5 million. We have an agreement with a bank for a $5.0 million revolving line of credit expiring May 30, 2002. The interest rate is prime less 0.25% or LIBOR plus 1.75% at our option. Currently, there are no borrowings outstanding under the line of credit. Any borrowings outstanding under the line of credit in the future will be collateralized by our investment in securities held by the bank having a market value equal to 111% of the principal balance of the loans. At June 30, 2000, we had approximately $10.2 million of cash and cash equivalents and investments, working capital of approximately $9.3 million and no long-term debt.

    Capital expenditures for the six months ended June 30, 2000 were approximately $1.0 million and related primarily to the manufacture of the ACIS units placed with customers. Capital expenditures are expected to total approximately $3.0 million in 2000, and are expected to be related primarily to manufacturing the ACIS for placements with customers, although our present plans could change and this amount could be materially different. Our business plan anticipates placing these instruments with users and charging a per-test fee for each use of the instrument. The manufacture of these instruments will require a significant outlay of cash for which revenues will be recognized over the lease term. We intend to fund these expenditures with our current cash resources, which may be partially supplemented by third party asset-based financing for these instruments. We currently have an agreement for such financing totaling $1.0 million.

    We anticipate that existing cash resources and investments will be sufficient to satisfy our operating cash needs through the end of 2000. We expect that losses from operations and increases in working capital requirements will produce significant negative cash flows from operations at least through the end of 2000. In addition, to support our future cash needs, we intend to consider additional debt or equity financing. However, there can be no assurance that any such financing will be available when needed or on terms that would be attractive to us. If we are unable to obtain sufficient additional funds, we may have to delay, scale back or eliminate some or all of our development activities, clinical studies and/or regulatory activities or cease operations entirely.

UNCERTAINTIES AS TO FUTURE OPERATIONS

    During 1999, we began the transition from being focused almost entirely on the development of the ACIS system to focus more on marketing and sales of the system, as tests performed with the ACIS became available for commercial distribution. We still face significant uncertainties in this regard, including our ability to establish an effective sales and marketing organization, to achieve market acceptance of the ACIS, to manufacture the system in commercial quantities and to achieve satisfactory reimbursement from third-party payers for tests performed using the ACIS. While the information received from our customers indicates that over 1,000 tests have been reimbursed at levels consistent with our expectations and no reimbursements have been denied, our reimbursement experience is limited to date. We also face uncertainties with respect to our ability to complete development of additional tests for the ACIS. In order to mitigate the risk that any one test will not be successfully developed, we maintain a pipeline of tests in a prioritized queue so that if any one test is not successfully developed, or market feedback on the pipeline suggests that a test should be given a higher priority, we can prioritize accordingly.

    Other uncertainties affecting our business include our ability to collaborate successfully with other companies to develop new tests, initiate and complete clinical trials of new products and obtain governmental approvals for the products. Lack of success in these efforts could have a material adverse effect on the future results of our operations and our ability to generate sufficient cash flow to fund operations.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    We invest excess cash in short-term debt securities that are intended to be held to maturity. These short-term investments have various maturity dates, which do not exceed one year.

    Two of the main risks associated with these investments are interest rate risk and credit risk. Typically, when interest rates rise, there is a corresponding decline in the market value of debt securities. Fluctuations in interest rates would not have a material effect on our financial statements because of the short-term nature of the securities in which we invest. Credit risk refers to the possibility that the issuer of the debt securities will not be able to make principal and interest payments. We have limited our investments to investment grade or comparable securities and have not experienced any losses on investments to date due to credit risk.

    Changes in foreign exchange rates, and in particular a strengthening of the U.S. dollar, may negatively affect our consolidated sales and gross margins as expressed in U.S. dollars. To date, we have not entered into any foreign exchange contracts to hedge our exposure to foreign exchange rate fluctuations. However, as our international operations grow, we may enter into foreign exchange contracts to manage our foreign exchange risk.

PART II

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    We held our Annual Meeting of Stockholders on June 7, 2000. At the meeting, the stockholders voted in favor of electing as directors the seven nominees named in the Proxy Statement dated April 28, 2000 and in favor of approving the amended and restated 1996 Equity Compensation Plan.

    The number of votes were as follows:

    I.  Election of Directors
                                                   For               Withheld
                                                ----------           --------
        John S. Scott, Ph.D.                    17,654,345           113,758
        Douglas S. Harrington, M.D.             17,648,825           119,278
        Richard C. E. Morgan                    16,916,860           851,243
        Mary Lake Polan, M.D., Ph.D.            17,647,625           120,478
        Charles A. Root                         16,912,430           855,673
        Thomas R. Testman                       17,644,964           123,139
        Jon R. Wampler                          17,645,864           122,239

    II. Amended and Restated 1996 Equity Compensation Plan

                  For                Against              Abstain
              ----------            ---------             -------
              15,766,727            1,895,208             106,168


ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits

            3.1   Certificate of Incorporation of the Company (as amended)**
            3.2   By-laws of the Company, as amended**
           27     Financial Data Schedule*

       (b) Report on Form 8-K

           None

-----------------
*  Filed herewith.

** Filed on April 30, 1997 as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-26129) and incorporated by reference.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          CHROMAVISION MEDICAL SYSTEMS, INC.

DATE: August 10, 2000                     BY: /s/  Douglas S. Harrington, M.D.
                                              ---------------------------------
                                              Douglas S. Harrington, M.D.
                                              President, Chief Executive Officer

DATE: August 10, 2000                     BY: /s/  Kevin C. O'Boyle
                                              ----------------------------------
                                              Kevin C. O'Boyle
                                              Senior Vice President Operations,
                                              Chief Financial Officer

                                 EXHIBIT INDEX

         EXHIBIT
         NUMBER                   DESCRIPTION
         -------                  -----------
          27                Financial Data Schedule