Form 10-Q
period 2000-09-30
CHROMAVISION MEDICAL SYSTEMS INC
filed 2000-11-13
CIK 1038223

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For The Quarterly Period Ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the Transition Period from _________________ to _________________


                          COMMISSION FILE NUMBER 0-1000


                       CHROMAVISION MEDICAL SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                            75-2649072
-------------------------------                           ----------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                            Identification Number)


          33171 PASEO CERVEZA
        SAN JUAN CAPISTRANO, CA                                   92675
----------------------------------------                 -----------------------
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

As of November 2, 2000 there were 20,092,466 shares outstanding of the Issuer's Common Stock, $.01 par value.

                       CHROMAVISION MEDICAL SYSTEMS, INC.

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I  FINANCIAL INFORMATION

   Item 1 Financial Statements

          Condensed Consolidated Balance Sheets as of September 30,
          2000 and December 31, 1999                                         3

          Condensed Consolidated Statements of Operations for the
          three and nine months ended September 30, 2000 and 1999            4

          Condensed Consolidated Statements of Cash Flows for the
          nine months ended September 30, 2000 and 1999                      5

          Notes to Condensed Consolidated Financial Statements               6

   Item 2 Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                9

   Item 3 Quantitative and Qualitative Disclosures about Market Risk        10

PART II OTHER INFORMATION

   Item 2 Changes in Securities and Use of Proceeds                         11

   Item 6 Exhibits and Reports on Form 8-K                                  11

SIGNATURES                                                                  12

PART I - ITEM 1

                       CHROMAVISION MEDICAL SYSTEMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                SEPTEMBER 30,         DECEMBER 31,
                                                                     2000                 1999
                                                                -------------         ------------
                                     ASSETS

 Current assets:
    Cash and cash equivalents ...........................        $ 13,332,684         $ 11,802,668
    Short-term investments ..............................                 -0-            5,822,451
    Other ...............................................             513,252              257,577
                                                                 ------------         ------------
          Total current assets ..........................          13,845,936           17,882,696
 Other ..................................................             320,270              207,268
 Property and equipment, net ............................           4,551,988            4,344,891
                                                                 ------------         ------------
          Total assets ..................................        $ 18,718,194         $ 22,434,855
                                                                 ============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
    Accounts payable ....................................        $    374,461         $    578,961
    Accrued liabilities .................................           1,196,546              735,836
                                                                 ------------         ------------
         Total current liabilities ......................           1,571,007            1,314,797

 Commitments and contingencies ..........................                  --                   --

 Stockholders' equity:
    Series A convertible preferred stock, $.01 par value,
      authorized 7,246,000 shares, none issued and
      outstanding .......................................                  --                   --
    Series B convertible preferred stock, $.01 par value,
      authorized 221,850 shares, none issued and
      outstanding .......................................                  --                   --
    Series C convertible preferred stock, $.01 par value,
      authorized 200,000 shares, none issued and
      outstanding .......................................                  --                   --
    Common stock $.01 par value, authorized 50,000,000
      shares, issued and outstanding 20,088,716 shares in
      2000 and 19,488,629 in 1999 .......................             200,887              194,886
    Additional paid-in capital ..........................          62,650,235           55,742,904
    Accumulated deficit .................................         (45,643,243)         (34,789,102)
    Accumulated other comprehensive loss ................             (60,692)             (28,630)
                                                                 ------------         ------------
         Total stockholders' equity .....................          17,147,187           21,120,058
                                                                 ------------         ------------
 Total liabilities and stockholders' equity .............        $ 18,718,194         $ 22,434,855
                                                                 ============         ============

     See accompanying notes to condensed consolidated financial statements.

                       CHROMAVISION MEDICAL SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                          SEPTEMBER 30,                         SEPTEMBER 30,
                                                 -------------------------------       -------------------------------
                                                     2000               1999               2000               1999
                                                 ------------       ------------       ------------       ------------
Revenue ...................................      $    211,581       $     32,669       $    753,299       $     96,816
Cost of revenue ...........................            68,417             24,956            249,454             59,032
                                                 ------------       ------------       ------------       ------------
      Gross profit ........................           143,164              7,713            503,845             37,784
                                                 ------------       ------------       ------------       ------------

Operating expenses:
   Selling, general and administrative ....         2,478,963          1,671,625          6,737,545          4,345,340
   Research and development ...............         1,747,496          1,627,707          5,168,673          4,447,085
                                                 ------------       ------------       ------------       ------------
      Total operating expenses ............         4,226,459          3,299,332         11,906,218          8,792,425
                                                 ------------       ------------       ------------       ------------
      Loss from operations ................        (4,083,295)        (3,291,619)       (11,402,373)        (8,754,641)
                                                 ------------       ------------       ------------       ------------
Other income ..............................           119,667             55,975            548,232            305,440
                                                 ------------       ------------       ------------       ------------
      Loss before income taxes ............        (3,963,628)        (3,235,644)       (10,854,141)        (8,449,201)

Income taxes ..............................               -0-                -0-                -0-                -0-
                                                 ------------       ------------       ------------       ------------
      Net loss ............................      $ (3,963,628)      $ (3,235,644)      $(10,854,141)      $ (8,449,201)
                                                 ============       ============       ============       ============

Basic and diluted net loss per common share      $       (.20)      $       (.18)      $       (.56)      $       (.48)
                                                 ============       ============       ============       ============
Weighted average number of common shares
   outstanding ............................        19,527,727         17,687,939         19,510,185         17,581,006
                                                 ============       ============       ============       ============

     See accompanying notes to condensed consolidated financial statements.

                       CHROMAVISION MEDICAL SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                  ------------------------------
                                                                      2000               1999
                                                                  ------------       -----------
Cash flows from operating activities:
      Net loss .............................................      $(10,854,141)      $(8,449,201)
Adjustments to reconcile net loss to net cash
  used in operating activities:
      Depreciation and amortization ........................         1,439,282         1,002,563
  Changes in operating assets and liabilities:
      Other assets .........................................          (371,398)         (352,734)
      Accounts payable .....................................          (202,920)          114,033
      Accrued liabilities ..................................           472,871          (204,875)
                                                                  ------------       -----------
      Net cash used in operating activities ................        (9,516,306)       (7,890,214)
                                                                  ------------       -----------

Cash flows from investing activities:
Collections on note receivable from affiliate...............               -0-         5,000,000
Maturities of investments ..................................         9,708,900         3,533,747
Purchases of investments ...................................        (3,886,449)              -0-
Additions to property and equipment ........................        (1,646,537)       (1,786,915)
                                                                  ------------       -----------
      Net cash provided by investing activities ............         4,175,914         6,746,832
                                                                  ------------       -----------

Cash flows from financing activities:
Sale of common stock........................................         7,000,000               -0-
Proceeds from exercise of stock options ....................           211,991           665,956
Offering costs .............................................          (298,659)              -0-
                                                                  ------------       -----------
      Net cash provided by financing activities ............         6,913,332           665,956
                                                                  ------------       -----------

Effect of exchange rate changes on cash and cash equivalents           (42,924)              -0-
      Net increase (decrease) in cash and cash equivalents .         1,530,016          (477,426)
Cash and cash equivalents beginning of period ..............        11,802,668         2,853,546
                                                                  ------------       -----------
Cash and cash equivalents end of period ....................      $ 13,332,684       $ 2,376,120
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

(2) NET LOSS PER SHARE

        Options to purchase 2,384,956 and 2,026,625 shares of common stock were outstanding at September 30, 2000 and 1999, respectively, and were excluded from the computation of diluted net loss per share as the effect would be antidilutive.

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

(4) COMPREHENSIVE LOSS

        Our total comprehensive loss is summarized as follows:

                                             Three Months Ended                  Nine Months Ended
                                                September 30,                      September 30,
                                       -----------------------------      -------------------------------
                                           2000              1999              2000               1999
                                       -----------       -----------       ------------       -----------
Net loss ........................      $(3,963,628)      $(3,235,644)      $(10,854,141)      $(8,449,201)
Foreign currency translation loss          (19,252)          (10,036)           (32,062)          (10,036)
                                       -----------       -----------       ------------       -----------
Comprehensive loss ..............      $(3,982,880)      $(3,245,680)      $(10,886,203)      $(8,459,237)
                                       ===========       ===========       ============       ===========

                       CHROMAVISION MEDICAL SYSTEMS, INC.

                                   (UNAUDITED)

(5) BUSINESS SEGMENTS

        We operate primarily in one business segment engaged in the development, manufacture and marketing of an Automated Cellular Imaging System (ACIS (TM)) designed to assist in the detection and treatment of cellular disease.

        The following table represents our business segment information by geographic area:

                                     Three Months Ended                  Nine Months Ended
                                        September 30,                       September 30,
                               -----------------------------       ------------------------------
                                   2000              1999              2000               1999
                               -----------       -----------       ------------       -----------
Net sales
  United States .........      $   180,022       $    32,669       $    363,301       $    96,816
  Europe (a) ............           31,559               -0-            389,998               -0-
                               -----------       -----------       ------------       -----------
     Total net sales ....      $   211,581       $    32,669       $    753,299       $    96,816
                               ===========       ===========       ============       ===========

Operating loss
  United States .........      $(4,077,399)      $(3,182,597)      $(11,275,883)      $(8,590,767)
  Europe (a) ............           (5,896)         (109,022)          (126,490)         (163,874)
                               -----------       -----------       ------------       -----------
     Total operating loss      $(4,083,295)      $(3,291,619)      $(11,402,373)      $(8,754,641)
                               ===========       ===========       ============       ===========


                                 September 30, 2000        December 31, 1999
                                 ------------------        -----------------
Identifiable assets
  United States .........           $18,430,377               $22,283,123
  Europe (a) ............               287,817                   151,732
                                    -----------               -----------
     Total assets .......           $18,718,194               $22,434,855
                                    ===========               ===========
---------------

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

        In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation-an Interpretation of APB 25." FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. Adoption of FIN 44 did not have a material effect on our financial position or results of operations.

(7) STOCK TRANSACTIONS

        On September 28, 2000 we completed the private placement of an aggregate of 560,693 newly issued shares of our Common Stock and warrants to purchase an aggregate of 56,070 additional shares of our Common Stock to two institutional investors for an aggregate purchase price of $7 million. The purchase price per share was $12.48 and was based upon an average of high and low trading prices of our Common Stock for a 20-day period prior to the sale. Of the $7,000,000 aggregate purchase price, $5,000,000 was purchased by a wholly owned subsidiary of Safeguard Scientifics, Inc., and $2,000,000 was purchased by incuVest LLC, a private investment fund. Safeguard Scientifics, Inc. already held approximately 27% of our outstanding shares, and incuVest was also a stockholder.

                       CHROMAVISION MEDICAL SYSTEMS, INC.

                                   (UNAUDITED)


        We have also agreed to issue additional shares of our Common Stock and warrants to purchase Common Stock to incuVest LLC at an aggregate purchase price of $5,000,000 prior to December 31, 2000. The shares will be priced at a small premium over the $12.48 per share to reflect the time value of money resulting from the later closing date. The number of shares subject to warrants to be issued will be equal to 10% of the number of shares issued at the per share price.

        On September 28, 2000 we amended our Stockholder Rights Plan, which had been adopted in March 1999 and was amended by the Amendment to Rights Agreement dated as of June 21, 1999. The Stockholder Rights Plan provides for the distribution of rights to purchase additional shares of our capital stock in the event any person, entity or group acquires beneficial ownership of 15% or more of our outstanding Voting Shares of ChromaVision. "Voting Shares" is defined in the Plan to mean Common Stock and any other shares of our capital stock entitled to vote generally in the election of directors or to approve any merger, consolidation, sale of all or substantially our assets, liquidation, dissolution or winding up. Presently the only Voting Shares outstanding are the shares of Common Stock.

        The Plan included an exception for acquisitions of shares by persons, entities or groups who, as of February 10, 1999, were the beneficial owner of more than 15% of the outstanding shares of our Common Stock. (These beneficial owners are referred to below as "Existing 15% Owners.") That exemption in the Plan applied only if (1) an Existing 15% Owner continued to own at least 15% of our Voting Shares and (2) did not acquire additional Voting Shares which would cause the Existing 15% Owner's beneficial ownership of Voting Shares to exceed 40% of the number of shares outstanding.

        Amendment No. 2 to the Plan makes three changes. First, it exempts from the provision described above the acquisition of 400,495 shares of Common Stock and warrants to purchase an additional 40,050 shares of Common Stock acquired by the subsidiary of Safeguard Securities, Inc. in the private placement described above. Second, it amends the definition of "15% Stockholder" to exclude any Exempted Group. Third, it defines Exempted Group as any group consisting of Safeguard Scientifics, Inc., its affiliates and associates, and incuVest LLC and its affiliates and associates, but only so long as (i) Safeguard Scientifics, Inc. and its affiliates and associates beneficially own more than a majority of our Voting Shares beneficially owned in the aggregate by Safeguard Scientifics, Inc., its affiliates and associates, incuVest LLC and its affiliates and associates and (ii) Safeguard Scientifics, Inc., its affiliates and associates, and incuVest LLC and its affiliates and associates do not beneficially own in the aggregate more than 45% of our Voting Shares then outstanding.

PART I

ITEM 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

        Statements in this report describing our plans, goals, strategies, intentions, expectations and anticipated events are forward-looking statements. Important factors which could cause actual results to differ materially from those described in such forward-looking statements include the following: commercialization of our products is dependent on acceptance by the medical community and receipt of satisfactory reimbursement from third-party payers, which could be delayed or not obtained; any future success depends upon our ability to establish an effective sales and marketing organization and to successfully manufacture products in commercial quantities; we will require additional financing for our business, and it is uncertain whether the financing will be available on favorable terms or at all; our ability to develop new tests depends on successful collaboration with third parties that we do not control; an inadequate supply of biological samples could delay completion of the clinical trials; the clinical trials could fail to demonstrate the efficacy our Automated Cellular Imaging System ("ACIS") tests; new tests may not be successfully developed; the ability to commercialize new tests may be dependent on obtaining appropriate U.S. Food and Drug Administration (the "FDA") and foreign regulatory approvals, which may not be obtained when anticipated or at all; and manufacture of the ACIS is subject to FDA regulation.

OVERVIEW

        We develop, manufacture and market an automated cellular imaging system, referred to as the ACIS, which is designed to perform a wide variety of tests to detect cellular disease, including cancer and infectious disease. We designed the ACIS technology to serve as a tool to assist the pathologist in generating accurate, quantitative and reproducible results, eliminating the subjectivity associated with current manual methods. In July 1999, the FDA granted clearance for the use of the ACIS to perform a large number of tests using a particular staining method based upon a master validation protocol. The FDA clearance allows us to introduce new tests for the ACIS using that particular staining method without applying for additional FDA clearance. Our current test menu for the ACIS includes eleven released tests with additional tests in various stages of development.

        From the inception of our business on April 1, 1993 to September 30, 1999, our business was considered to be in the development stage as defined by Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises". In the fourth quarter of 1999, we exited the development stage as revenue was realized from planned operations.

RESULTS OF OPERATIONS

        Revenue. Revenue for the three and nine months ended September 30, 2000 increased approximately $179,000 or 548% and $656,000 or 678%, respectively, over the comparable periods in 1999. These increases are primarily due to sales of the ACIS to research facilities in Europe and an increase in monthly rental and per test charges for usage of leased ACIS units. We anticipate continued revenue growth in 2000 as we accelerate our commercialization activities.

        Selling, general and administrative expenses. Expenses for the three and nine months ended September 30, 2000 increased approximately $807,000 or 48% and $2.4 million or 55%, respectively, over the comparable periods in 1999. These increases are primarily due to significant increases in our sales and marketing staff and the expansion of commercial launch activities necessary to support the commercialization of our tests. We anticipate selling, general and administrative expenses to continue to increase in the near future as we further penetrate the clinical and research laboratory markets.

        Research and development expenses. Expenses for the three and nine months ended September 30, 2000 increased approximately $120,000 or 7% and $722,000 or 16%, respectively, over the comparable periods in 1999. These increases are primarily due to the addition of technical personnel to further develop our ACIS tests that included two newly released tests developed during the quarter and six during 2000 and increased clinical trial costs related to the expansion of our test menu. We anticipate that research and development expenses will continue to increase in the near future due to costs related to the development of new tests, additional clinical trials and the continuation of technological advances to the ChromaVision ACIS.

        Other income. Other income for the three and nine months ended September 30, 2000 increased approximately $64,000 or 114% and $243,000 or 79%, respectively, over the comparable periods in 1999 mainly due to increases in interest earned on our cash balance for 2000. The increase is attributable to the investment of $18.5 million of net proceeds received from a private placement of 1,775,000 newly issued shares of common stock in October 1999. We anticipate interest income to increase in the next quarter due to the investment of $6.8 million of net proceeds from a private placement completed September 28, 2000 (Note 7 of Notes to Condensed Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

        On August 13, 1997, we received net proceeds of approximately $28.4 million from our initial public offering of 6,020,000 shares of common stock. On October 7, 1999, we completed a private placement of 1,775,000 shares of common stock to selected institutional and other accredited investors. The net proceeds from the sale of these shares were approximately $18.5 million. On September 28, 2000 we completed a private placement of 560,693 shares of common stock and warrants to purchase an additional 56,069 shares to two institutional investors, a wholly owned subsidiary of Safeguard Scientifics, Inc. and incuvest LLC for an aggregate purchase price of $7 million. We have also agreed to issue additional shares of our common stock and warrants to purchase our common stock for an aggregate purchase price of $5,000,000 no later than December 31, 2000 to incuVest LLC. We have an agreement with a bank for a $5.0 million revolving line of credit expiring May 30, 2002. The interest rate is prime less 0.25% or LIBOR plus 1.75% at our option. Currently, there are no borrowings outstanding under the line of credit. Any borrowings outstanding under the line of credit in the future will be collateralized by our investment in securities held by the bank having a market value equal to 111% of the principal balance of the loans. At September 30, 2000, we had approximately $13.3 million of cash and cash equivalents and investments, working capital of approximately $12.3 million and no long-term debt.

        Capital expenditures for the nine months ended September 30, 2000 were approximately $1.6 million and related primarily to the manufacture of the ACIS units placed with customers. Capital expenditures are expected to total approximately $2 million in 2000, and are expected to be related primarily to manufacturing the ACIS for placements with customers, although our present plans could change and this amount could be materially different. Our business plan anticipates placing these instruments with users and charging a per-test fee for each use of the instrument. The manufacture of these instruments will require a significant outlay of cash for which revenues will be recognized over the lease term. We intend to fund these expenditures with our current cash resources.

        We anticipate that existing cash resources and investments will be sufficient to satisfy our operating cash needs through the end of 2001. We expect that losses from operations and increases in working capital requirements will produce significant negative cash flows from operations at least through the end of 2001. In addition, to support our future cash needs, we intend to consider additional debt or equity financing. However, there can be no assurance that any such financing will be available when needed or on terms that would be attractive to us. If we are unable to obtain sufficient additional funds, we may have to delay, scale back or eliminate some or all of our development activities, clinical studies and/or regulatory activities or cease operations entirely.

UNCERTAINTIES AS TO FUTURE OPERATIONS

        During 1999, we began the transition from being focused almost entirely on the development of the ACIS system to focus more on marketing and sales of the system, as tests performed with the ACIS became available for commercial distribution. We still face significant uncertainties in this regard, including our ability to establish an effective sales and marketing organization, to achieve market acceptance of the ACIS, to manufacture the system in commercial quantities and to achieve satisfactory reimbursement from third-party payers for tests performed using the ACIS. While the information received from our customers indicates that approximately 4,000 tests have been reimbursed at levels consistent with our expectations and no reimbursements have been denied, our reimbursement experience is limited to date. We also face uncertainties with respect to our ability to complete development of additional tests for the ACIS. In order to mitigate the risk that any one test will not be successfully developed, we maintain a pipeline of tests in a prioritized queue so that if any one test is not successfully developed, or market feedback on the pipeline suggests that a test should be given a higher priority, we can prioritize accordingly.

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

PART II

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

        See Note 7 to the Notes to the Condensed Consolidated Financial Statements for information concerning a private placement of newly issued shares of our Common Stock and information concerning an amendment to our Stockholder Rights Plan.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits

           3.1 -- Certificate of Incorporation of the Company (as amended)**....
           3.2 -- By-laws of the Company, as amended**..........................
           4   -- Amendment No. 2 to Stockholder Rights Plan***.................
          27   -- Financial Data Schedule*......................................

--------------
*    Filed herewith.

** Filed on April 30, 1997 as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-26129) and incorporated by reference.

*** Filed on October 10, 2000 as an exhibit to the Company's Current Report on Form 8-K and incorporated herein by reference.


       (b) Report on Form 8-K

        We filed a Form 8-K with the Securities and Exchange Commission on October 10, 2000 to report the completion of a private placement of 560,693 newly issued shares of it's Common Stock and warrants to purchase an aggregate 56,070 additional shares of it's Common Stock to two institutional investors and an amendment to our Stockholders Rights Plan. No financial statements were filed with this report.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      CHROMAVISION MEDICAL SYSTEMS, INC.

Date: November 13, 2000               By: /s/ Douglas S. Harrington, M.D.
                                              ---------------------------------
                                              Douglas S. Harrington, M.D.
                                              President, Chief Executive Officer


Date: November 13, 2000               By: /s/ Kevin C. O'Boyle
                                          --------------------------------------
                                              Kevin C. O'Boyle
                                              Senior Vice President Operations,
                                              Chief Financial Officer

                                 EXHIBIT INDEX

      EXHIBIT
      NUMBER                      DESCRIPTION
      -------                     -----------
        3.1    Certificate of Incorporation of the Company (as amended)**....

        3.2    By-laws of the Company, as amended**..........................

        4      Amendment No. 2 to Stockholder Rights Plan***.................

       27      Financial Data Schedule*......................................

--------------
*    Filed herewith.

** Filed on April 30, 1997 as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-26129) and incorporated by reference.

*** Filed on October 10, 2000 as an exhibit to the Company's Current Report on Form 8-K and incorporated herein by reference.