Form 10-K405
period 2000-12-31
CHROMAVISION MEDICAL SYSTEMS INC
filed 2001-04-02
CIK 1038223

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ________________ TO ________________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

    Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Based on the closing sales price of March 8, 2001 the aggregate market value of the voting stock held by nonaffiliates of the registrant was $95,520,377.

    The number of shares outstanding of the registrant's Common stock, $.01 par value was 20,109,553 at March 8, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

LOCATION IN FORM 10-K                    INCORPORATED DOCUMENT
---------------------                    ---------------------
Part III: Items 10, 11, 12 and 13        Proxy Statement for 2001 Annual Meeting
                                         of Shareholders

================================================================================

                                TABLE OF CONTENTS

                                                                                               PAGE NUMBER
                                                                                               -----------
                                                PART I
 Item 1.       Business.....................................................................        3
 Item 2.       Properties...................................................................        13
 Item 3.       Legal Proceedings............................................................        13
 Item 4.       Submission of Matters to a Vote of Security Holders..........................        13

                                                PART II
 Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters........        16
 Item 6.       Selected Financial Data......................................................        17
 Item 7.       Management's Discussion and Analysis of Financial Condition and Results of
               Operations...................................................................        18
 Item 7a.      Quantitative and Qualitative Disclosures About Market Risk...................        20
 Item 8.       Financial Statements and Supplementary Data..................................        21
 Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial
               Disclosure...................................................................        34

                                                PART III
Item 10.       Directors and Executive Officers of the Registrant...........................        34
Item 11.       Executive Compensation.......................................................        34
Item 12.       Security Ownership of Certain Beneficial Owners and Management...............        34
Item 13.       Certain Relationships and Related Transactions...............................        34

                                                PART IV
Item 14.       Exhibits, Financial Statement Schedules, and Reports of Form 8-K.............        35
SIGNATURES..................................................................................        37

         Statements in this report describing our plans, goals, strategies, intentions, expectations and anticipated events are forward-looking statements. Important factors which could cause actual results to differ materially from those described in such forward-looking statements include the following: commercialization of our products is dependent on acceptance by the medical community and receipt of satisfactory reimbursement from third-party payers, which could be delayed or not obtained; any future success depends upon our ability to establish an effective sales and marketing organization and to successfully manufacture products in commercial quantities; we will require additional financing for our business, and it is uncertain whether the financing will be available on favorable terms or at all; our ability to develop new applications depends on successful collaboration with third parties that we do not control; an inadequate supply of biological samples could delay completion of clinical trials for new applications for our Automated Cellular Imaging System ("ACIS"); the clinical trials could fail to demonstrate the efficacy of the ACIS for new applications; new applications may not be successfully developed; the ability to commercialize new applications may be dependent on obtaining appropriate U.S. Food and Drug Administration (the "FDA") and foreign regulatory approvals, which may not be obtained when anticipated or at all; and manufacture of the ACIS is subject to FDA regulation.

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

         We develop, manufacture and market the ACIS(TM) automated cellular imaging system, which is designed to substantially improve the accuracy, sensitivity, and reproducibility of cell imaging. Unlike manual methods of viewing and analysis, ACIS combines proprietary, color-based imaging technology with automated microscopy to assist the pathologist to rapidly make critical medical decisions. In July 1999, the FDA granted clearance for use of the ACIS system to assist the pathologist to detect, count and classify cells of clinical interest based on recognition of cellular objects of particular color, size, and shape. Our current menu of software applications for the ACIS system includes twelve tests that are commercially available and numerous additional tests that are in various stages of development.

INDUSTRY OVERVIEW

          A critical aspect in diagnosing disease and making treatment decisions for patients with diseases such as cancer, infectious disease and genetic disorders is identifying cells and organisms that have specific characteristics. Generally this is done using manual microscopy in which a test is performed by a laboratory professional on specimens taken from patients. These specimens are placed on slides and are stained to permit a pathologist to distinguish features of the cells having diagnostic significance. These tests often require precise quantification of the number of affected cells in a sample or the intensity of color of these stained cells. The inability to reproducibly and precisely quantify the result may cause misdiagnosis or inappropriate treatment recommendations.

         Manual microscopy works well for simple diagnoses and for cases where disease is obvious; however, manual microscopy can be highly laborious and subjective. Pathologists often need to review samples containing a large number of cells, ranging from several thousand to millions of cells. It can be difficult to identify rare events, such as finding a few cancer cells in a patient sample containing millions of cells. For example, data submitted to the FDA in our regulatory filing, showed that pathologists using manual microscopy correctly identified positively-stained cells in a bone marrow specimen in only 49% of the cases, as compared to 100% for the same pathologists using the ACIS.

         Some newer diagnostic tests also require pathologists to quantify the intensity of the stained molecules or cells in a patient sample. One of these tests is designed to detect over-expression of the HER2 protein, a protein that has been shown to be an indicator of particularly aggressive breast cancer. Quantification of the stain's intensity is accomplished using a scoring system to determine the recommended course of treatment, but precise determination and quantification of a stain's intensity is difficult. Using manual microscopy, this testing may be subjective because it relies on the human eye which, even with the aid of a microscope, has limited ability to discriminate between slight color variations in patient samples. Numerous studies have cited this problem, including one in the FDA submission by Genentech, Inc. for Herceptin, a new cancer drug which is prescribed to patients with over-expression of the HER2 protein. A study published in proceedings of the U.S. and Canadian Academy of Pathology showed that in as many as 41% of the cases, different pathologists scoring the same stained slide reported scores that would have resulted in a different Herceptin treatment recommendation. An inappropriate treatment regimen can be expensive and may have side effects, including cardiac toxicity. The accelerating development of new therapeutics will also increase the demand for highly specific and sensitive tests to identify targeted cellular characteristics of biological specimens.

         A significant need exists in the laboratory testing market for a standardized system for slide and cell-based tests that will improve the accuracy and consistency of test results. This is one of the last areas within the laboratory where physicians still read and analyze tests manually, where standardization is minimal, proficiency testing is not routinely practiced and inter-laboratory controls are not used. These testing limitations have resulted largely from a lack of enabling technology.

         Other technologies, such as flow cytometry, fluorescence in-situ hybridization (FISH) and polymerase chain reaction (PCR), are used to provide quantitative or semi-quantitative results. These methods however, are complex, suffer from an inability to directly visualize the molecules or cells of interest and destroy the sample in order to analyze it. Other existing automated microscopy systems do not have rare event detection capability or the ability to perform different types of applications on the same platform.

THE ACIS SOLUTION

         The ACIS is designed to complement the skills of pathologists by assisting them in generating more accurate, specific and reproducible results and reducing the subjectivity associated with current manual testing methods. We expect that the ACIS system will assist healthcare providers to improve the accuracy and consistency of patient test results, and lowering healthcare costs. Our system provides the following solution:

INCREASED SENSITIVITY. In a validation study included in our FDA submission, the ACIS showed a 300% increase in detection sensitivity over traditional manual methods. In a separate internal study, the ACIS was able to reproducibly find one cytokeratin-positive cell among a sample containing over 100 million cells.

FLEXIBILITY. The ACIS can be used to assist in the analysis of a wide range of diseases by identifying and quantifying a variety of stains and staining characteristics used to mark diseased cells. In addition, the system's color-recognition technology allows the ACIS to be configured to be compatible with most new reagents and stains that have been developed in the industry.

REPRODUCIBILITY AND DIRECT VISUALIZATION. The ACIS provides a very high degree of reproducibility. In clinical trials, the ACIS instruments reproduced results with 95% consistency, compared to the 72% reproducibility of manual microscopy. In addition, the ACIS system allows for the digital storage of high-resolution images of patient samples, which can be later accessed and revisited by pathologists. The system also has the ability to generate a full patient report in both electronic and hard copies for transmittal and review by the physician.

STANDARDIZATION. The reproducibility attained by the ACIS provides the opportunity for multiple laboratories to arrive at consistent results. Currently, standardization of results has not been achieved in the manual microscope analysis of the applications that we have developed or ones that are targeted for development.

AUTOMATION. The ACIS provides a high degree of automation to the testing process. Up to 100 patient samples can be loaded and scanned unattended for review by a pathologist at a later time, saving time for both the pathologist and laboratory professional.

CORPORATE STRATEGY

Our goal is to establish the ACIS system as the preferred imaging platform to assist in cell-based analysis in the healthcare industry. In pursuit of that goal, we will:

         o use the flexibility of the ACIS platform and our FDA clearances to develop and commercialize numerous applications.

         o offer the ACIS to customers on a "fee-per-use" basis to encourage rapid adoption by eliminating capital expenditure barriers and obsolescence concerns;

         o continue to establish third-party reimbursement under existing payment codes at levels which are higher than those available for manual microscope analysis;

         o        continue to build a direct sales and marketing organization;
                  and

         o continue to collaborate with leading pathology testing centers, opinion leaders and other third parties to assist in developing new applications for the ACIS and enhance our marketing and distribution capabilities.

         There is considerable uncertainty as to whether these strategies can be implemented successfully, and ChromaVision cannot assure investors that it will be successful in doing so.

BUSINESS SEGMENTS

         Segment and geographic area information for the three years ended December 31, 2000 is incorporated by reference from Note 11 "Business Segments," of the Notes to the Consolidated Financial Statements.

CHROMAVISION'S ACIS

Product Description and Benefits

         The ACIS combines color-based imaging technology with a fully automated, computer-controlled microscope system. The ACIS uses specifically developed software to analyze specimens placed on slides and stained with laboratory reagents that impart color to highlight diagnostic features of cells. The ACIS uses color as the primary means of detecting and characterizing cellular features. It achieves greater sensitivity than existing methods through its ability to discriminate among millions of colors and up to 256 levels of intensity of each color.

         The ACIS system is able to find specific types of cells, count them and with the assistance of the pathologist determine the amount of clinically relevant substances on or in the cells. The system does this by automatically scanning the slides, initially at a low magnification, to identify targeted cells using color characteristics. The ACIS then re-images the targeted cells at a higher power and, using additional color criteria and pattern recognition software, displays the suspect cells. The ACIS then generates a report created by the pathologist that can be sent electronically over intranet systems, that includes information which quantifies the number of affected cells in a sample or the intensity of the stain as well as high-resolution color images of the clinically significant cells. In some competing technologies, the creation of a numeric value destroys the actual specimen being analyzed, preventing further visual review of the specimen. The ACIS, however, creates a permanent visual archive of the results and enables the healthcare practitioner to see the intact cells containing the information needed to guide therapy. This allows laboratory professionals to verify test results and consistently provide more accurate and specific information to the physician.

         We offer our customers an entire testing system, including an intelligent, automated microscope, specialized proprietary software, particular staining and slide preparation techniques that utilize marketed reagents, training and service. The ACIS is designed to enable a laboratory technician to operate the system using simple "point and click" commands to scan up to 100 patient samples with fully automated, walk-away operation. The reagents required to perform the tests are presently purchased by the customer from third parties, but we may elect to provide the reagents for some tests in the future. The hardware of the ACIS system includes a computer with a modem and monitor, a camera and an automated microscope. Ancillary equipment may include a cover slipper, auto-stainer, slide preparation equipment, hand held bar-code reader and color printer. The ACIS hardware configuration is modular, which means that we can replace most of the individual components without replacing the entire system. This allows us to take advantage of technological advances more easily and reduces the risk of obsolescence. As faster computer processors and increased disk storage become available, those enhancements will improve our product and in many cases lower its cost.

ACIS Menu of Applications

         The ACIS has four significant and unique capabilities: (1) rare event detection, (2) counting, (3) scoring and (4) analysis of the form and structure of the cell or molecule being examined. Most new applications developed will use some or all of these features. Our ability to build on to our existing technology, coupled with our existing FDA clearances gives us a significant competitive advantage with respect to developing new applications and releasing them to the market. Because most laboratory tests require one or more of these unique features, we believe we will be able to develop a significant number of additional software applications on the existing ACIS platform. We have several tests under evaluation for inclusion in our pipeline. Before we undertake development of a test, we evaluate market size, competition, technological invention required, reimbursement, market acceptance and regulatory issues.

         The applications that we have targeted take advantage of the accuracy, reproducibility and flexibility of the ACIS and address large markets. We have prioritized the release of our applications in development to focus on immediate market opportunities. We currently have twelve applications available and numerous other applications in various stages of testing and development. Following is a description of the twelve applications currently available.

     HER2/PROTEIN EXPRESSION. This test measures the quantity of the HER2 protein on the cell surface. An excess quantity of HER2 is associated with aggressive breast cancer, faster disease progression and shorter overall survival. Candidates for the new cancer drug Herceptin, which was approved by the FDA and is marketed by Genentech, Inc., must be tested for excess quantities of HER2 to determine whether this therapy should be administered. Currently the test is performed manually, which can result in significant variation of results among individual laboratories and pathologists. A side effect of Herceptin, if it is prescribed under circumstances where it is not appropriate, is cardiac toxicity. In a clinical study, pathologists using the ACIS as a tool were able to reproducibly quantify the amount of protein on the cell surface in over 90% of cases. Pathologists assisted by ACIS have the potential to substantially improve the standardization of test results.

     ESTROGEN RECEPTORS (ER). The estrogen receptor assay is ordered by physicians for virtually all new cases of breast cancer to assess patient prognosis and to guide clinical decision-making. Patients who are estrogen receptor positive may be candidates for anti-estrogen hormonal therapies such as Tamoxifen. Using manual microscopy, it is difficult to reproduce results between pathologists and laboratories because of the lack of standardized scoring techniques and the subjective nature of test evaluation. A pathologist using the assistance of ACIS is able to provide an objectively scored result, enabling the physician to better identify patients who would benefit from hormonal therapy.

     PROGESTERONE RECEPTORS (PR). The progesterone receptor assay is similar to the estrogen receptor assay in that it predicts response to hormonal therapies in certain cases of cancer. Most studies show that when patients' tumors are positive for estrogen and/or progesterone receptors, patients are more likely to respond to systemic hormonal treatments. Because the two assays are highly complementary, physicians routinely order both tests for their newly diagnosed breast cancer patients. The benefits afforded by the PR test using the assistance of ACIS are similar to those discussed above for the ER test, enabling physicians to better identify patients who would benefit from hormonal therapy.

     CELL-PROLIFERATION (KI-67). Ki-67 is an antibody recognizing a protein which serves as an indicator of tumor proliferation and, by extension, of tumor growth and aggressiveness. Ki-67 testing is performed upon relatively small biopsy specimens, such as those, which are obtained by fine needle aspiration of mammographically detected breast and other lesions. Ki-67 testing is also performed currently for other diseases such as ovarian, prostate, lung, and colorectal cancers and non-Hodgkin's lymphoma. Manual microscopy is difficult for this test because of the necessity for precise quantification of cells expressing this protein. The ability of the ACIS to assist the pathologist in providing a precise measurement will assist in avoiding unnecessary chemotherapy regimens and guide alternative treatment options.

     PROTEIN EXPRESSION (P53). p53 is the most commonly altered (or mutated) gene in cancer. Over-expression of the p53 protein indicates whether mutation has occurred in the gene. Further, overexpression of p53 is recognized as an indicator of aggressive cancer even in the absence of gene mutation. This information can be used in cancer staging to assess risk of recurrence and potentially to evaluate cancer risk. p53 can be applied to multiple cancer types. Pathologists using the assistance of ACIS to perform p53 testing will assist in guiding treatment and avoiding unnecessary chemotherapy.

     MICROMETASTASES IN BONE MARROW. This test involves finding minute quantities of cancer cells in bone marrow, which have been shown to be an early indication of cancer that has metastasized. Testing for small quantities of cancer cells also can be used to monitor the progress of the disease and to provide required information in connection with stem cell and bone marrow transplants. Using manual microscopy, the search for rare events is difficult and often not reproducible. By using the assistance of ACIS, physicians can more accurately monitor cancer progression, make better decisions regarding the best course of therapy and evaluate a patient's response to therapy.

     MICROMETASTASES IN TISSUE. This test is now being used to evaluate lymph nodes in breast cancer patients. This test is recommended for nearly all breast cancer patients and is expected to have broad applicability to multiple cancer types including skin, thyroid, head and neck, gastrointestinal and gynecologic cancers. The ACIS can provide significantly greater sensitivity, accuracy and reproducibility to a test that is potentially inaccurate and tedious when performed manually. Test data demonstrated that utilizing the assistance of ACIS makes it practical to examine a greater number of tissue sections than the manual method, increasing the likelihood of detecting metastases if they are present.

     LEUKOCYTE ALKALINE PHOSPHATASE (LAP). This test is used to detect certain blood cancers (leukemia). This was the initial test submitted to the FDA to obtain clearance of the ACIS hardware, and provides a basis to claim substantial equivalence in our subsequent filings.

     TISSUE MICROARRAY. Tissue microarray technology enables the analysis of thousands of samples simultaneously in a single experiment and has emerged as a valuable new technique used by biopharmaceutical companies to facilitate new drug discovery. This technique realistically enables a full clinical trial to be performed on one single slide and enables data comparisons never before possible. Using the assistance of the ACIS, analysis that would take many hours or days to perform manually can be performed in only minutes, saving time for clinicians and advancing the availability of completed study data.

RESEARCH USE ONLY APPLICATIONS

     DNA PLOIDY. This test quantifies DNA in cell nuclei and is an important component of the primary panel of tests performed to characterize tumors and determine the aggressiveness of those tumors. The ACIS DNA Ploidy test minimizes the subjectivity in analysis and assists pathologists and oncologists to be more certain of their treatment decisions. The ACIS is able to collect ten times more information at a rate ten times faster than older-generation image analysis systems used for DNA Ploidy testing.

     ANGIOGENESIS. Angiogenesis is the development of new blood vessels that enables tumor growth. Determining the density of new blood vessels identifies particularly aggressive cancers and guides therapy in numerous types of solid tumors, including breast, colorectal, lung, prostate, ovarian, uterine, gastric, melanoma and brain cancers. Most major pharmaceutical manufacturers are currently developing new anti-angiogenesis drugs aimed at attacking aggressive cancers by removing or limiting the blood supply to the tumor. Current testing to guide therapy is tedious, subjective and not standardized.

     EGFR. Epidermal growth factor receptor (EGFR) is a receptor protein that is over-expressed in greater than one third of all human solid tumors. Based on the fact that this protein is commonly overexpressed in carcinomas, it has been the target for molecular therapeutic testing within the biopharmaceutical industry. One good example is a monoclonal antibody-based therapeutic IMC-C225, developed by ImClone Systems, Inc. This antibody therapy is currently in five separate Phase II and III clinical trials in head and neck cancers where results to date suggest that it offers considerable potential as an emerging anticancer agent. Another emerging therapy is ZD 1839 (Iressa, AstraZeneca) which selectively blocks EGFR signaling pathways that are implicated in cancer cell growth and survival. This therapeutic is currently in clinical trials for the treatment of non-small cell lung cancer.

CHROMAVISION PRODUCT PIPELINE - TESTS IN DEVELOPMENT

               CANCER:
                 Circulating Tumor Cells in Peripheral Blood
               INFECTIOUS DISEASE:
                 Cytomegalovirus - antigenemia (CMV)
                 HIV viral load - CD4/p24
                 Human papillomavirus (HPV)
                 Tuberculosis
               GENETICS:
                 Fetal cell
                 Genetic array
               BLOOD BANKING:
                 Leukocyte Depletion


The following is a description of some of the tests currently being developed:

     CIRCULATING TUMOR CELLS IN PERHIPERHAL BLOOD. This test is used in the laboratory to identify circulating tumor cells at very low frequencies and has the potential to be used to diagnose cancer at an earlier stage than is presently possible. The test may determine whether chemotherapy should be undertaken and also if a patient is responding to chemotherapy. This test is not performed manually today outside of academic research centers and biopharmaceutical companies. Using the assistance of ACIS to identify rare event tumor cells circulating in the blood has the potential to be used not only in therapeutic monitoring, but more importantly as a screen for multiple cancer types. We have completed a pilot study with the Mayo Clinic involving 93 individuals (65 with breast cancer and 28 cancer-free) which indicated that the test is both feasible and very specific. The test, which was performed by clinical investigators who were blinded as to the source of the patient sample, found tumor cells only in the patients with cancer and never in the cancer-free individuals. We are pursuing additional studies and are in the final phase of a clinical study to compare the sensitivity of the ACIS test to other existing techniques, including mammography.

     FETAL CELL ANALYSIS. This test is used in the laboratory to identify and count very rare blood cells from the fetus, which are present in the mother's blood stream. Women bearing a fetus that is genetically abnormal (e.g., Down syndrome) are known to have elevated numbers of fetal cells in their bloodstream relative to women with normal pregnancies. Enumerating and characterizing rare fetal cells has the potential to provide a new, non-invasive means to screen for Down syndrome and other genetic abnormalities in the fetus. A successful screening test for Down syndrome could prevent unnecessary amniocentesis--a procedure that, while considered safe, nonetheless results in a significant risk for both miscarriage and post-amniocentesis complications for the fetus. We have successfully identified and enumerated nucleated fetal cells in the bloodstream of pregnant women in pilot studies.

     CELL-BASED HIV VIRAL LOAD. Currently the assay used in the laboratory to monitor the efficacy of antiviral therapy, called the serum-based viral load test, measures the quantity of virus in the serum of infected patients. This test is not very sensitive, and after the initiation of therapy, the load of virus in the serum rapidly goes to an undetectable level. It is known that the virus replicates, or grows, within white blood cells of infected individuals. There is, therefore, a significant reservoir of infected cells that ultimately sustains or maintains HIV disease. The direct measurement of the rare HIV-infected cells may provide physicians with a far better means to monitor response to therapy and possibly lead to total elimination of the disease. Working with investigators at the University of California at Los Angeles, we have developed a test using the assistance of ACIS to identify and enumerate rare white blood cells from HIV patients that are infected with the HIV virus. Following the experimental introduction of the virus to cells in the laboratory, this test has been very effective in identifying and enumerating the virus-infected white blood cells and resolving them from non-infected cells. We are now testing the feasibility of this assay on blood samples from HIV patients and will be exploring several approaches for the optimal analysis of HIV-infected cells. We anticipate engaging in a larger clinical trial to begin to evaluate the clinical utility of this test. This test is not being performed today except in research centers.

COLLABORATIONS

         We have entered into and will continue to use scientific collaborations to assist in developing our application menu and enhancing our marketing and distribution capabilities. We collaborate with researchers at prestigious hospitals and major laboratories that assist with clinical studies and publishing peer reviewed scientific papers. Currently, we have ongoing collaborative studies at the following institutions:

UNITED STATES SITES:                            EUROPEAN SITES:
--------------------                            ---------------
Mayo Clinic - Rochester                         Institute of Curie
UCLA School of Medicine                         Glasgow Royal Infirmary
University of California at San Francisco       University of Nottingham
University of Texas MD Anderson Cancer Center   Royal Marsdan Hospital of London
University of Vermont                           Technical University of Munich
USC Kenneth Norris Cancer Center

         We plan to enter into application-specific collaborations that focus on integrating reagents with our ACIS platform in a manner that provides an entire testing system to the customer. Additionally, we will be seeking to collaborate with companies who can create greater awareness and/or distribution capabilities to accelerate our business plan.

SALES & MARKETING

         The ACIS is being offered under a lease arrangement in which the customer is charged based on the number of tests performed, subject to a minimum monthly payment. Rather than selling the systems, our fee-per-use strategy removes any capital equipment investment barrier to new system sales, shortens our sell-cycle and yields very attractive margins. The fee-per-use is determined by the specific test that is run. On a regular basis, we poll each customer's ACIS instrument by modem to retrieve usage information. The fee-per-use for our tests currently available ranges from approximately $50 to $150 and currently average $65 per test. We have made isolated sales of the ACIS system primarily for research purposes, and we will either sell or lease the system on a fixed rent basis in the European Community where the fee-per-use strategy is not accepted in the international healthcare structure.

     CUSTOMERS

         Our targeted customers fall broadly into two principal market segments. We will be directing our marketing efforts to the following groups of customers that perform laboratory testing:

     CLINICAL MARKET

         REFERENCE LABORATORIES. These laboratories have a national presence or specialized focus and include Quest Diagnostics Incorporated, Laboratory Corporation of America Holdings and Specialty Laboratories Inc.

         PATHOLOGY PRACTICE GROUPS. These groups network individual pathology practices nationally or regionally. The majority of practicing pathologists are members of one of these groups.

         HOSPITALS. This segment is comprised of community or regional hospitals and regional cancer centers. The majority of slide-based testing is currently done in hospitals, and the second largest category for testing is reference laboratories.

     RESEARCH AND BIOTECHNOLOGY MARKET

         PHARMACEUTICAL COMPANIES. These companies benefit by using the ACIS in the drug development process. In addition, the ACIS may assist in directing the treatment protocol for patients with new therapeutics, such as Herceptin and anti-angiogenesis agents.

         UNIVERSITY MEDICAL CENTERS. These medical centers include transplant, oncology and research centers as well as AIDS specialty, pre-natal specialty and women's hospitals.

         RESEARCH INSTITUTIONS. These institutions include governmental sanctioned groups such as The National Cancer Institute, The National Institutes for Health and the Center for Disease Control as well as cancer cooperative groups such as the ECOG, NSABP and SWOG.

         ACIS systems have been placed in each of these segments throughout the United States and Western Europe. We estimate that in the U.S. there are well over 4,000 potential customers in these groups.

         In the fourth quarter of 2000, we accelerated the growth of our direct sales and marketing organization. As of December 31, 2000, the organization consisted of 32 people, including nine direct sales people and seven technical service specialists in the United States and three direct sales people and two technical service specialists in Europe. We expect that the majority of our sales will result from direct, face-to-face selling efforts by our direct sales force perhaps augmented by strategic collaborations in the future. As a result, we intend to devote significantly greater resources to our sales and marketing organization than we have in the past to support the acceleration of the commercialization of the ACIS, principally to hire additional direct salespeople but also to hire additional service specialists.

         We have entered into agreements with independent distributors to market the ACIS in Italy, Scandinavian, the Benelux countries and the United Kingdom. We have established direct sales subsidiaries in Germany and France, which market the ACIS in those countries and in the rest of Western Europe.

REIMBURSEMENT STRATEGY

         The payments we receive from our customers for tests performed on the ACIS are not contingent upon our customers receiving reimbursement for the tests from third-party payers. However, our success in marketing the ACIS depends, in part, upon the availability and amount of such reimbursement. Our reimbursement strategy is to recommend to our customers the use of specific existing medical billing codes, known as CPT codes, that qualify for reimbursement to laboratories and to pathologists from Medicare and private carriers at rates incrementally above those for manual microscopy. The American Medical Association establishes these CPT codes, and each code is associated with a specific medical service. The U.S. Healthcare Finance Administration, known as HCFA, has established predetermined payment amounts for the Medicare program based on these specific codes. Private insurers also use the CPT codes to make decisions with regard to reimbursement.

         The codes that we have identified relate specifically to the use of image analysis in the testing process and are not available to providers who use only manual microscopy to analyze patient specimens. The CPT coding advisory service of the American Medical Association has twice ruled favorably as to the use of these particular codes specifically in connection with billings for ACIS-related services. With well over ten thousand ACIS-assisted tests billed to date to Medicare and other public and private insurance carriers, the reimbursement experience has been overwhelmingly favorable for ChromaVision clients.

PATENTS AND PROPRIETARY TECHNOLOGY

         We file patent applications to protect technology, innovations and improvements that we consider important to the development of our business. Currently, we have eleven patent applications and provisional patent applications pending with the U.S. Patent and Trademark Office, ten foreign patent applications pending and three new patent applications being prepared by our outside counsel. We have received a notification of allowance for one additional patent for method and apparatus for automated image analysis of biological specimens, and have also received a final issuance for one patent related to the system and method for cellular specimen gradings performed by the ACIS.

         In all our patent applications we have endeavored to file claims which cover the underlying concepts of the unique features of the ACIS, its associated processes and methodologies as well as our specific implementation of those processes and methodologies. As a further protection against efforts to evade our proprietary position we have systematically explored other designs, which could achieve results similar to the ACIS and prepared patent applications on those alternate designs.

         We also rely on trade secrets and proprietary know-how that we seek to protect in part through confidentiality agreements with our employees and consultants. As a condition of employment, we require that all full-time and part-time employees enter into an inventor assignment and non-disclosure agreement.

         Though not currently involved in litigation regarding our proprietary technology or the proprietary technology of others, we intend to aggressively protect our rights. We also intend to broaden the scope of our intellectual property portfolio, which we consider critical to our future product development. If we are unable to protect our patents and proprietary rights, our reputation and competitiveness in the marketplace could be materially damaged. Litigation may therefore be necessary in order to enforce any patents that we now hold or that are issued to us. We may also be forced to protect our trade secrets or know-how we own or to determine the enforceability, scope and validity of the proprietary rights of others. The outcome of such intellectual property litigation, if it becomes necessary, is inherently unpredictable, such litigation is expensive and the resolution of these matters could materially affect our results and business operations. Moreover, there can be no assurance that the steps we take to protect our proprietary rights will be adequate or that third parties will not infringe, design around, or improve upon our proprietary technology or rights.

COMPETITION

         The predominant method of cell-based analysis today is manual microscopy. Our principal competitive objective is to change the traditional way pathologists use manual microscope analysis.

         There are companies engaged in developing cell-based diagnostic imaging systems that could compete with the ACIS. Most automated systems do not have the ability to reproducibly find small numbers of cells among a sample containing millions of cells. The rare event detection of the ACIS, by using color as its primary discriminate, allows us to target tests that require a high level of sensitivity. Most automated microscopy companies have focused their sales and marketing efforts on a specialized market such as Pap smear tests, where their value proposition is based on labor replacement through automation. The pap testing market is one where reimbursement has traditionally been low. Alternatively, we seek to displace costly and invasive procedures such as surgery or expensive drug regimens by assisting the pathologist in obtaining a more accurate and reproducible result.

         Additional sources of competition include alternative diagnostic testing methods such as flow cytometry, FISH and PCR. Flow cytometry involves separating individual cells in blood and analyzing them based on results obtained by passing a beam of light through the cells at a very high speed. PCR involves rapidly replicating small quantities of genetic material to permit analysis by detecting color or electrical charge. Both methods have the disadvantages of destroying the patient sample in the process of analysis and yielding a large number of false positive results. The pathologist has to draw conclusions from data produced by the flow cytometry or PCR process, as opposed to actually seeing the cells of interest. Flow cytometry has not proven to be specific enough for applications such as micrometastases, which involves finding a very small number of cancer cells in a large population of cells. FISH involves using fluorescent antibodies to tag genetic material, either DNA or RNA, and analyzing the result by counting the points of light. Since fluorescence emits a very weak signal, use of the FISH method is very slow as compared to the ACIS. This method is also tedious and time-consuming for the pathologist to both define areas of interest within the specimen and then manually count the fluorescent signals emitted.

         We believe that our proprietary color-based image analysis, the multi-test potential of the ACIS, the significant speed and specificity of ACIS tests and our FDA clearances distinguish us from these other companies.

SERVICE

         We offer service and maintenance to ACIS customers as part of the "fee-per-use" pricing structure. We have developed a support, field service and parts distribution plan designed to support the installed base of ACIS systems. This plan will offer the following services as part of the "fee-per-use" structure: (i) installation; (ii) customer training and stain validation; (iii) a 24-hour per day, seven-day per week customer help desk available via a toll free number; (iv) the ability to remotely service ACIS units and load new software via dial-up modems, and (v) on-site field service and parts replacement utilizing regionally based field engineers who are supported by our headquarters development and engineering staff. We are currently solving approximately 85% of customer issues remotely and at initial customer contact.

RESEARCH AND DEVELOPMENT

         To date, our core competency has been in the area of advanced imaging as applied to the detection and quantification of reagent-stained cellular material. At December 31, 2000 we had 29 employees dedicated to engineering and research and development, including several scientists who hold Ph.D. degrees in various disciplines. Our research and development staff is experienced in the rapid prototyping and development of advanced software-based, electro-optical-mechanical systems. We intend to continue to invest heavily in the recruitment of experienced scientists and engineers with an emphasis on achieving a balance between research and development innovation and support of focused, market driven requirements. Research and development spending was approximately, $4,664,000, $6,076,000 and $6,897,000 for 1998, 1999 and 2000,
respectively.

MANUFACTURING

         The ACIS is currently manufactured at our facility in San Juan Capistrano, California. Our employees assemble the components, optically align the microscope, load the software and test the system. Components of the system are either manufactured internally, purchased off-the-shelf, or manufactured by subcontractors to our specifications. The system uses an off-the-shelf charged couple device (CCD) camera and an Intel/Microsoft-based personal computer. The system can be adapted for use with most popular microscopes and related optical accessories. We are Quality Systems Regulation (QSR) compliant, we achieved International Standards Organization (ISO) 9001 certification and we received a CE Mark in 1998.

GOVERNMENTAL REGULATORY STATUS

         As a medical device, our ACIS product is subject to governmental regulation in the United States and in other countries. In the United States, the Federal Food, Drug, and Cosmetic Act (FDC Act), along with the regulations promulgated by the United States Food and Drug Administration (FDA) as well as various other federal and state statutes and regulations, govern the testing, manufacture, labeling, storage, recordkeeping, distribution, sale, marketing, advertising and promotion and importing and exporting of medical devices.

         Before a company can place a medical device into interstate commerce for sale in the United States, FDA must review and approve or clear the device unless it is exempt under FDA regulations. Approvals and clearances are for specific intended uses. This regulatory process can be lengthy, expensive and uncertain. Extensive clinical data and other information can be required by FDA in order for the agency to approve or clear a medical device.

         Under the FDC Act and its regulations, medical devices are placed into one of three classes on the basis of FDA's view of their risk and the controls necessary for assuring their safety and effectiveness. These three categories are referred to as Class I, Class II and Class III. ACIS was cleared as a Class II product.

         Class I devices are those in the lowest risk category. As such, many Class I medical devices are exempt from certain premarket and other regulatory requirements. To sell a non-exempt Class I device or a Class II device, a manufacturer must submit and obtain an order from FDA stating that the product is cleared for marketing in the United States. This FDA clearance is achieved through the filing of a Premarket Notification (510(k)) based on the device being "substantially equivalent" to a legally marketed product, i.e., a Class I or Class II medical device or a Class III device for which FDA has not yet required a Premarket Approval application (PMA). Class III devices are those in the highest risk category. As such, a manufacturer must submit and obtain FDA approval of a PMA before the device can be introduced to the United States market. The PMA process is significantly more complex and time-consuming than the 510(k) process. The PMA process almost always requires the submission of well-controlled clinical investigations in order to obtain FDA approval. On average, FDA reviews and clears a 510(k) submission within four months. PMA approval by the agency generally takes at least one year and can even take a number of years. In the case of a PMA and/or a 510(k), there is no assurance that the agency will agree with the submission and/or clear or approve the product. FDA may reject a 510(k) submission and require that a company file a PMA instead. Determination by FDA that any of our devices or applications are subject to the PMA process could have a material adverse effect on our business, results of operations and financial condition. Nonetheless, a business benefit can accrue where FDA approves a PMA because holding a PMA may, in some instances, provide a competitive advantage. A change or modification of a medical device that has already received FDA clearance or approval can result in the need to submit further filings to the agency. A change or modification of a product cleared through the 510(k) process can result in the need for a new 510(k) submission where the change or modification could significantly affect the safety or effectiveness of the device. A change in a device that is the subject of an approved PMA could require a PMA supplement.

         We obtained our first 510(k) clearance from the FDA to market the ACIS with a test to screen blood for malignancy. In July 1999 we received our second 510(k) clearance from the FDA which granted use of the ACIS to assist the pathologist to detect, count and classify cells of clinical interest based on recognition of cellular objects of particular color, size and shape.

         As a Class II medical device, ACIS is also subject to FDA's Quality System Regulation (QSR) which includes FDA's regulatory requirements for Good Manufacturing Practices (GMPs). In addition, we are subject to FDA's regulations regarding labeling, medical device reporting and reports of removals and corrections. The medical device reporting regulations require us to provide certain information to FDA in the event of a death or serious injury allegedly associated with the use of ACIS or any product malfunction which would likely cause or contribute to a death or serious injury if the malfunction were to recur. Class II devices may also be required to adhere to certain "special controls" including but not limited to performance standards, post-market surveillance and/or patient registries where applicable. In addition, we must comply with applicable regulatory requirements for the export of our products.

         FDA's QSR requires, among other things, that we have (i) a written quality assurance policy and procedures for controlling and documenting all aspects of our manufacturing processes, (ii) the ability to produce devices which meet the applicable design controls and specifications which have been validated by extensive and detailed review of each of the manufacturing processes, and (iii) the ability to conduct, and written procedures for conducting, corrective and preventative actions. FDA conducts periodic inspections to determine compliance with all of the regulatory requirements imposed by the FDC Act and its regulations. If deficiencies are noted during the inspection, the FDA investigator may issue a Form FDA 483 that lists the observed deficiencies. The State of California Department of Health Services
(DHS) enforces that state's requirement that our facility have a Medical Device Manufacturing License. The requirements for that license include adherence to FDA's QSR. Our facility has been inspected by DHS, and we have been issued a license to manufacture devices in California. This license must be renewed every year. The State of California could prohibit our manufacturing of medical devices if we failed to maintain this license.

         In November, 2000, we received a Warning Letter from FDA's Center for Devices and Radiological Health (CDRH) which took issue with certain claims being made for our ACIS device. The letter questioned the basis for certain claims and whether certain uses of the device exceeded the scope of FDA's clearance of ACIS. We responded to this Warning Letter and are now working with FDA to try to resolve its remaining concerns about the marketing and use of ACIS and our response to the agency's Warning Letter.

         If FDA believes we are not in compliance with the FDC Act and/or its regulations, it can take one or more of the following actions: issue a warning letter; withdraw any cleared 510(k); require us to notify users regarding any FDA-determined risks; order us to cease marketing ACIS for uses not covered by our clearances; require that we repair, refund or replace any of our devices that are faulty; request and/or, in some instances, mandate corrective advertisements, formal recalls or temporary suspension of marketing; refuse to review, approve or clear our applications or submissions to market products in the United States; notify other government agency's as to our non-compliance which can lead to suspension of reimbursement through the Federal Health Care Financing Administration (HCFA); institute legal proceedings to detain or seize products, enjoin future violations, or assess criminal or civil penalties against us, our officers or employees. Any such action by FDA could result in disruption of our operations. Various states in which our product may be sold in the future may impose similar or additional regulatory requirements and non-compliance with those requirements may result in actions which could also result in disruption of our operations.

         Laws and regulations regarding the manufacture, distribution, marketing, sale and use of medical devices are subject to change and depend heavily on administrative interpretations by federal and state government agencies, including FDA. There can be no assurance that these regulations or their interpretations will not change in the future or that such changes will not be applied retroactively.

         We may be subject to a number of other laws and regulations in those states and countries where our products are now or will in the future be marketed. These laws and regulations may restrict or hinder our ability to market our products in those states or countries. Use of our products may be subject to periodic inspection, quality control checks, quality assurance checks, proficiency testing, documentation and safety reporting standards pursuant to the Joint Commission on Accreditation of Healthcare Organizations, a self-regulated consortium of health care organizations. Depending on circumstances, including but not limited to our strategies and discussions with potential distribution partners, we may develop a distribution strategy that initiates marketing in international markets prior to marketing in the United States.

         In anticipation of marketing our products in the European Union (EU) we applied for and received ISO 9001 certification and CE Mark in 1998. The CE Mark was applied after we demonstrated compliance with applicable regulatory requirements, including, but not limited to, compliance with pertinent ISO requirements and certification by a recognized notified body.

EMPLOYEES

         As of December 31, 2000, we employed 100 persons of which 29 persons were in product development and engineering, 26 persons were in manufacturing, quality assurance and field services, 13 persons were in finance, executive and administrative capacities and 32 persons were in sales and marketing. We are not subject to any collective bargaining agreements, and we believe that our relationship with our employees is good.

         In addition to full-time employees, we utilize the services of various independent contractors, primarily for certain product development and foreign sales, marketing and administrative activity.

ITEM 2. PROPERTIES

         Our executive and development and manufacturing facilities are located in San Juan Capistrano, California, in approximately 21,000 square feet. We lease the space at an annual rent of approximately $137,000. The existing lease agreement expired on February 28, 2001 and we exercised our option to extend the lease to February 28, 2002. We have an option to extend the lease to February 28, 2003. We anticipate that additional space will be required as the business expands and believe that we will be able to obtain suitable space as needed.

ITEM 3. LEGAL PROCEEDINGS

         We are not a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, management believes would have a material adverse effect on the business, financial condition or results of operations of the business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to us by a vote of the security holders during the fourth quarter ended December 31, 2000.

EXECUTIVE OFFICERS

         The following persons were executive officers of the Company at March 9, 2001:

NAME                                   AGE                               POSITION
----                                   ---                               --------

Douglas S. Harrington, M.D.            48    Chairman of the Board and Chief Executive Officer
Kenneth D. Bauer, Ph.D.                50    Vice President and Chief Science Officer
Kevin C. O'Boyle                       45    Executive Vice President of Operations and Chief Financial Officer
Michael G. Schneider                   51    Vice President of Manufacturing and Service
Patricia Sisson                        47    Senior Vice President of Marketing, Sales and Strategic Planning
Jose de la Torre-Bueno, Ph.D.          52    Vice President of Research and Development
David Weisenthal                       51    Vice President of Marketing

         DOUGLAS S. HARRINGTON, M.D., 48, Chairman of the Board and Chief Executive Officer of ChromaVision, brings over 20 years experience in the commercialization of healthcare technology. Prior to joining the Company in December 1996, Dr. Harrington served as Chairman and President of Strategic Business Solutions, Inc., a privately held company specializing in the commercialization of biotechnology, and as a Principal in Douglas S. Harrington and Associates, a strategic consulting firm. From 1992 to 1995, Dr. Harrington was President of Nichols Institute, a publicly traded healthcare laboratory services provider, now part of Quest Diagnostics, Inc. Prior to 1992, Dr. Harrington held various management positions within Nichols Institute including Vice President of Operations and Medical Director. Dr. Harrington currently sits on the Board of Directors, Advisory Board, or Scientific Advisory Board of several other related healthcare or medical device companies.

         KENNETH D. BAUER, PH.D., 50, has been Vice President and Chief Science Officer since August 1997. From 1992 to 1997, Dr. Bauer was Senior Scientist in the Immunology Division and head of Cytometry for Genentech, Inc. a publicly traded biotechnology company. Prior to Genentech, Dr. Bauer held academic positions at Northwestern University (Associate Professor of Pathology) and the University of Rochester, Rochester, New York (Assistant Professor of Oncology). Dr. Bauer has authored over 90 peer-reviewed scientific publications, edited two books, and was Associate Editor of Cytometry (Journal of the Society of Analytical Cytology) for ten years. Dr. Bauer has been a member of the scientific advisory boards for several public companies and served on scientific review sections for the National Institutes of Health, Department of Energy, and National Aeronautics and Space Administration. He is currently an Adjunct Professor of Pathology and Laboratory Medicine at the University of Pennsylvania School of Medicine and a subcommittee member of the National Committee for Clinical Laboratory Standards.

         KEVIN C. O'BOYLE, 45, has been Executive Vice President of Operations of the Company since November 2000, and Chief Financial Officer since December 1996. From December 1996 to January 1999 he was also a Vice-President, and from January 1999 to November 2000 he was Senior Vice-President of Operations. From 1990 to 1994, Mr. O'Boyle was the Chief Financial Officer and from 1994 to 1996, he was Sr. Vice President of Operations for Albert Fisher North America, a publicly traded international food processor and distributor. From 1984 to 1990, Mr. O'Boyle served as the Vice President and Controller of American Cablesystems, a publicly traded cable television firm. He previously held various accounting positions on the audit and tax staff with Pannell, Kerr & Forster, a public accounting firm.

         MICHAEL G. SCHNEIDER, 51, has been Vice President of Manufacturing and Service since June 1996. From 1995 to May 1996, Mr. Schneider was Director of Operations at Kodak Health Imaging Systems, Inc. From 1993 to 1995, Mr. Schneider was Director of Worldwide Service at Kodak's Customer Service Division. From 1990 to 1993, Mr. Schneider was Manager of Electronic Imaging Service Support at Kodak's Health Science Division. Mr. Schneider has over twenty-five years of experience in manufacturing and service management.

         PATRICIA SISSON, 47, has been Senior Vice President of Sales, Marketing and Strategic Planning since January 1999. From December 1997 to January 1999, Ms. Sisson served as Vice President of Marketing of the Company. From 1995 to 1997, Ms. Sisson was Vice President of Marketing at Quest Diagnostics, Inc., a commercial laboratory having more than a billion dollars in revenue. From 1986 to 1995, Ms. Sisson served as Vice President of Marketing at Nichols Institute and Vice President of Marketing and Sales for Nichols Institute Diagnostics, a reference laboratory. In addition, Ms. Sisson spent more than a decade with Beckman

Instruments, Inc. in product and marketing management roles. Ms. Sisson is a licensed medical technologist certified by the American Society of Clinical Pathology.

         JOSE DE LA TORRE-BUENO, PH.D., 52, has been Vice President of Research and Development since February 1999 and Senior Applications Engineer since July 1998. Prior to joining ChromaVision, Dr. Torre-Bueno was engaged as a consultant to Tower Technologies in Encinitas, California. In 1982, he founded American Innovision; an image analysis company that configured complete application systems and designed and built software and hardware. He served as Owner, President, and VP of Research and Development for American Innovision, a company in which he had a substantial ownership interest, until its sale to Oncor Instrument Systems in 1992. He remained with Oncor for three years after the sale as Senior Scientist and R&D Manager. Dr. Torre-Bueno has been an inventor on two issued patents and one pending patent and has assigned the rights for two additional inventions to ChromaVision.

         DAVID WEISENTHAL, 51, has been Vice President of Marketing since October 1999 and prior to this was Director of Marketing since September 1998. From 1997 to 1998, Mr. Weisenthal served as Vice President, Marketing at US Labs, an anatomic pathology reference laboratory in Irvine, California. Prior to US Labs, Mr. Weisenthal spent seven years at Oncotech, Inc., an oncology reference laboratory, where he was Director, Corporate Marketing. From 1992 to 1995, Mr. Weisenthal was a partner in an oncology reference laboratory that he co-founded. He also spent seven years in the radio and television industry and served in the United States Army.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

         Our common stock trades on the NASDAQ National Market under the symbol "CVSN". The table below sets forth the high and low sales prices of the common stock:

                                                     HIGH        LOW
                                                     ----        ---

       January 1, 1999 - March 31, 1999..........     9.25       5.00
       April 1, 1999 - June 30, 1999.............    11.00       6.25
       July 1, 1999 - September 30, 1999.........    18.25       9.88
       October 1, 1999 - December 31, 1999.......    17.75      11.38

       January 1, 2000 - March 31, 2000..........    24.25      12.88
       April 1, 2000 - June 30, 2000.............    18.81       8.63
       July 1, 2000 - September 30, 2000.........    18.25       9.25
       October 1, 2000 - December 31, 2000.......    10.38       1.56

         As of March 8, 2001 we had outstanding 20,109,553 shares of common stock held by approximately 12,000 shareholders including beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

         We have not paid cash dividends and do not anticipate paying cash dividends in the foreseeable future. We expect to utilize future earnings to finance our operations. The actual amount of any dividends paid would be subject to the discretion of the Board of Directors of the Company and would depend on our operations, financial and business requirements and other factors.

CHANGES IN SECURITIES AND USE OF PROCEEDS

         On September 28, 2000 we completed a private placement of 560,693 shares of our common stock and warrants to purchase 56,070 additional shares of our common stock to two institutional investors for $7 million. The purchase price per share was $12.48 and was based upon an average of high and low trading prices of our common stock for a 20-day period prior to the sale. Net proceeds were approximately $6.7 million. The warrants have a term of five years and are exercisable at the same $12.48 per share price. The shares were issued in reliance upon the exemption from the registration requirement of the Securities Act of 1933 afforded to transactions not involving a public offering by Section 4(2) of that Act and Rule 506 of the Securities and Exchange Commission. The purchasers of the shares have the right to have their shares registered for resale under certain circumstances. Of the $7,000,000 purchase price, $5,000,000 was purchased by a wholly owned subsidiary of Safeguard Scientifics, Inc., and $2,000,000 was purchased by VennWorks LLC, formerly incuVest LLC, a private investment fund. Safeguard Scientifics, Inc. already held approximately 27% of our outstanding shares, and VennWorks was also a stockholder.

ITEM 6. SELECTED FINANCIAL DATA

         The following table presents selected financial data for the last five years of the operation of our business. Our business was operated as a division of XL Vision, Inc. through March 27, 1996 when we were incorporated. The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.

                                                    PERIOD
                                PERIOD FROM      FROM MARCH 28,
                                 JANUARY 1,     (INCORPORATION)
                                  THROUGH           THROUGH                        YEARS ENDED DECEMBER 31,
                                 MARCH 27,        DECEMBER 31,    -----------------------------------------------------------
                                   1996              1996             1997           1998            1999            2000
                                -----------     ---------------   -----------    ------------    ------------    ------------

CONSOLIDATED STATEMENT OF
 OPERATIONS DATA:

Revenues(1) .................   $       -0-       $       -0-    $    43,500    $     16,823    $    268,720    $  1,196,153

  Selling, general and
   administrative expenses ..       221,476       $ 2,648,694      3,185,583       4,068,675       6,186,332       9,453,810
  Research and development
    expenses(2) .............       230,681         1,747,923      3,565,331       4,664,311       6,075,835       6,897,377
Net loss(3) .................   $  (377,157)      $(4,030,263)   $(6,343,927)   $ (8,078,325)   $(11,560,830)   $(14,752,476)
Net loss subsequent to
  incorporation .............                     $(4,030,263)   $(6,343,927)   $ (8,078,325)   $(11,560,830)   $(14,752,476)
Basic and diluted net loss
  per common share subsequent
  to incorporation(3) .......                     $     (0.37)   $     (0.47)   $      (0.47)   $      (0.64)   $      (0.75)
                                                  ===========    ===========    ============    ============    ============

                                                         AS OF DECEMBER 31,
                             ---------------------------------------------------------------------------
                                1996            1997            1998            1999            2000
                             -----------    ------------    ------------    ------------    ------------

CONSOLIDATED BALANCE SHEET
   DATA:
Cash and cash equivalents    $   124,092    $ 12,926,398    $  2,853,546    $ 11,802,668    $  9,797,698
Total assets(4) ..........       880,430      22,249,016      14,630,955      22,434,855      14,901,546
Total liabilities(5) .....     2,535,937         878,720       1,243,735       1,314,797       1,690,159
Accumulated deficit ......    (8,806,020)    (15,149,947)    (23,228,272)    (34,789,102)    (49,541,578)
Total stockholders' equity
  (deficit) ..............    (1,655,507)     21,370,296      13,387,220      21,120,058      13,211,387

----------

(1) Revenues includes income from technical support services for 1997 and revenue generated from on-going operations in 1998, 1999 and 2000.

(2) Research and development expenses for the period from March 28, 1996 (incorporation) through December 31, 1996 include the value of Preferred Stock issued to Centocor, Inc. as compensation for its clinical collaboration on the minimal residual disease applications.

(3) See Note 2 of the Notes to the Consolidated Financial Statements for information concerning the calculation of net loss per common share.

(4) 1997 and 1998 include a $5,000,000 demand note payable by Safeguard Scientific, Inc., which was paid in full in June 1999. Short-term investments for 1997, 1998 and 1999 are approximately $2.4 million, $3.5 million and $5.8 million, respectively.

(5) Includes the outstanding balance on the revolving line of credit and amounts due to XL Vision through 1996. We have no long-term debt or capital leases.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

         We develop, manufacture and market the ACIS(TM) automated cellular imaging system, which is designed to substantially improve the accuracy, sensitivity, and reproducibility of cell imaging. Unlike manual methods of viewing and analysis, ACIS combines proprietary, color-based imaging technology with automated microscopy to assist the pathologist to rapidly make critical medical decisions. In July 1999, the FDA granted clearance for use of the ACIS system to assist the pathologist to detect, count and classify cells of clinical interest based on recognition of cellular objects of particular color, size, and shape. Our current menu of software applications for the ACIS system includes twelve tests that are commercially available and numerous additional tests that are in various stages of development.

         From the inception of our business on April 1, 1993 to September 30, 1999, our business was considered to be in the development stage as defined by Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises". In the fourth quarter of 1999, we exited the development stage as significant revenue was realized from planned operations.

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH YEAR ENDED DECEMBER 31, 1999

         Revenue. Revenue increased approximately $927,000 or 345% over the comparable period in 1999 primarily due to an increase in fee-per-use charges for the ACIS and sales of the ACIS to research facilities. System sales contributed 48% and 37% to total revenue for 1999 and 2000, respectively. The percentage of system sales to overall revenue is expected to continue to decline as we continue to increase the number of ACIS placements, which will be generating fee-per-use charges.

         Selling, general and administrative expenses. Expenses increased approximately $3.3 million or 53% over the comparable period in 1999. The increase is primarily due to increases in our Sales and Marketing costs related to increased staffing and continuation of our commercial launch activities for the ACIS which began in 1999 in both the European and U.S. markets. We anticipate selling, general and administrative expenses to continue to increase in the near future as we continue to expand our support for commercialization of the ACIS.

         Research and development expenses. Expenses increased approximately $822,000 or 14% over the comparable period in 1999. The increase is primarily attributable to the addition of technical personnel to further develop and release our menu of applications. We anticipate that research and development expenses for 2001 will be consistent with 2000 as we have achieved a base level of personnel that is capable of supporting the development of new applications and the continuation of technological advances to the ACIS in the near future.

         Other income (expense). Other income for the year ended December 31, 2000 increased approximately $201,000 or 36% over the comparable period in 1999 due to an increase in interest earned on our cash balance for 2000. The increase is attributable to the investment of $18.5 million of net proceeds received from a private placement of 1,775,000 newly issued shares of common stock in October 1999 as well as the investment of $6.7 million of net proceeds received from a private placement of 560,693 newly issued shares of common stock in September 2000.

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

          Revenue. Revenue increased approximately $252,000 or 1,498% over the comparable period in 1998 primarily due to the sale of an ACIS to a research facility and an increase in revenue generated from fee-per-use charges for the ACIS. System sales contributed 0% and 48% to total revenue for 1998 and 1999, respectively.

         Selling, general and administrative expenses. Expenses increased approximately $2.1 million or 52% over the comparable period in 1998. The increase is primarily due to increases in our Sales and Marketing costs related to staffing and commercial launch activities for the ACIS in both the European and U.S. markets.

         Research and development expenses. Expenses increased approximately $1.4 million or 30% over the comparable period in 1998. The increase is primarily attributable to the addition of technical personnel to further develop and release our menu of applications.

         Legal settlement. In April 1998 we paid $300,000 in settlement of certain pending patent litigation. See Note 8 of notes to the consolidated financial statements.

         Other income (expense). Other income for the year ended December 31, 1999 was approximately $559,000 and consists of net interest income from the investment of $18.5 million of net proceeds received from the completion in October 1999 of our private placement of 1,775,000 newly issued shares of common stock as well as the investment of other cash on hand during the year. For the comparable period in 1998, net interest income was higher at approximately $947,000 as we benefited the entire year from the investment of the remainder of the initial public offering net proceeds.

UNCERTAINTIES AS TO FUTURE OPERATIONS

         During 1999, we began the transition from being focused almost entirely on the development of the ACIS system to focusing more on marketing and sales of the system as tests performed with the ACIS became available for commercial distribution. We still face significant uncertainties in this regard, including our ability to achieve market acceptance of the ACIS to manufacture of the system in commercial quantities and to achieve satisfactory reimbursement from third-party payers for tests performed using the ACIS. We also face uncertainties with respect to our ability to complete development of additional tests for the ACIS. In order to mitigate the risk that any one test will not be successfully developed, we maintain a pipeline of tests in a prioritized queue so that if any one test is not successfully developed, or market feedback on the pipeline suggests that a test should be given a lower priority, we can move other tests up in priority.

         Other uncertainties affecting our business include our ability to collaborate successfully with other companies in the development of new tests, initiate and complete clinical trials of new products and obtain governmental approvals for the products. Lack of success in these efforts could have a material adverse effect on the future results of our operation and our ability to generate sufficient cash flow to fund operations. In November 2000, we received a Warning Letter from FDA which took issue with claims being made by us in connection with the marketing and use of ACIS. See "Business - Governmental Regulatory Status." We responded to the letter and are working with FDA to try and resolve its remaining concerns. Any failure to resolve FDA's concerns could have a material adverse effect on our business.

LIQUIDITY AND CAPITAL RESOURCES

         In October 1999, we completed a private placement of 1,775,000 shares of common stock to selected institutional and other accredited investors. The net proceeds from the sale of the shares were approximately $18.5 million. In September 2000, we completed the private placement of 560,693 shares of common stock and warrants to purchase 56,070 additional shares of our common stock to two institutional investors. The warrants have a term of five years and are exercisable at the same $12.48 per share price. The net proceeds from the sale of the shares were approximately $6.7 million. In January 2001, we entered into a financing agreement with VennWorks LLC providing for VennWorks to invest up to $5 million in our common stock at various dates and in amounts selected by us from March 30, 2001 through December 28, 2001 (subject to certain limitations). The price per share is based upon the average closing price of our common stock on the Nasdaq National Market during a 20-day trading period prior to our request to purchase, subject to a minimum of $7 per share and a maximum of $14 per share. The sales of the shares are intended to be private placements under the Securities Act of 1933, although VennWorks has the right to have the shares registered under certain circumstances. The new agreement represents a restructuring of a previously announced $5 million private placement of shares with VennWorks.

         We have an agreement with a bank for a $5.0 million revolving line of credit expiring May 30, 2002. The interest rate is prime less 0.25% or LIBOR plus 1.75% at our option. Currently, there are no borrowings outstanding under the line of credit. Any borrowings outstanding under the line of credit in the future will be collateralized by our investment in securities held by the bank having a market value equal to 111% of the principal balance of the loans. At December 31, 2000, we had approximately $9.8 million of cash and cash equivalents, working capital of approximately $8.5 million and no long-term debt.

         Capital expenditures for the year ended December 31, 2000 were approximately $2 million and related primarily to the manufacture of the ACIS systems placed with customers. Capital expenditures are expected to total approximately $5 million in 2001 and are expected to be primarily related to the manufacture of the ACIS for placements with customers, although our present plans could change and this amount could be materially different. Our business plan anticipates placing these instruments with users and charging a "per-test" fee for each use of the instrument. The manufacture of these instruments will require a significant outlay of cash for which revenues will be recognized over the lease term. We intend to fund these expenditures with our current cash resources.

         We anticipate that existing cash resources, including proceeds available from the financing agreement entered into in January 2001 will be sufficient to satisfy our operating cash needs through the end of 2001. We expect that losses from operations and increases in working capital requirements will produce significant negative cash flows from operations for at least the next twelve months. In addition, to support our future cash needs, we intend to consider additional debt or equity financing. However there can be no assurance that any such financing will be available when needed or on terms attractive to us. If we are unable to obtain sufficient additional funds, we may have to delay, scale back or eliminate some or all of our development activities, clinical studies and/or regulatory activities or cease operations entirely.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We invest excess cash in short-term debt securities that are intended to be held to maturity. These short-term investments have various maturity dates, which do not exceed one year.

         Two of the main risks associated with these investments are interest rate risk and credit risk. Typically, when interest rates rise, there is a corresponding decline in the market value of debt securities. Fluctuations in interest rates would not have a material effect on our financial statements because of the short-term nature of the securities in which we invest and our intention to hold the securities to maturity. Credit risk refers to the possibility that the issuer of the debt securities will not be able to make principal and interest payments. We have limited the investments to investment grade or comparable securities and have not experienced any losses on our investments to date due to credit risk.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report...................................................................................     22
Consolidated Balance Sheets as of December 31, 1999 and 2000...................................................     23
Consolidated Statements of Operations for the years ended December 31, 1998, 1999 and 2000.....................     24
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1999 and 2000...........     25
Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000.....................     26
Notes to Consolidated Financial Statements.....................................................................     27

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of ChromaVision Medical Systems, Inc.:

         We have audited the accompanying consolidated balance sheets of ChromaVision Medical Systems, Inc. and subsidiaries as of December 31, 1999 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ChromaVision Medical Systems, Inc., and subsidiaries as of December 31, 1999 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                       /s/  KPMG LLP

Orange County, California
January 31, 2001

               CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                 DECEMBER 31,
                                                                        ----------------------------
                                                                            1999            2000
                                                                        ------------    ------------

Current assets:
  Cash and cash equivalents .........................................   $ 11,802,668    $  9,797,698
  Short-term investments ............................................      5,822,451              --
  Accounts receivable, net ..........................................         21,708         262,910
  Other .............................................................        235,869         153,522
                                                                        ------------    ------------
          Total current assets ......................................     17,882,696      10,214,130
Property and equipment, net .........................................      4,344,891       4,453,881
Other ...............................................................        207,268         233,535
                                                                        ------------    ------------
          Total assets ..............................................   $ 22,434,855    $ 14,901,546
                                                                        ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ..................................................   $    578,961    $    352,447
  Accrued payroll ...................................................        324,903         628,895
  Accrued liabilities ...............................................        410,933         708,817
                                                                        ------------    ------------
          Total current liabilities .................................      1,314,797       1,690,159

Commitments and contingencies
Stockholders' equity:
  Series A convertible preferred stock, $.01 par value,
     authorized 7,246,000 shares, none issued and outstanding .......             --              --
  Series B convertible preferred stock, $.01 par value,
     authorized 221,850 shares, none issued and outstanding .........             --              --

  Common stock $.01 par value, authorized 50,000,000 shares,
     issued and outstanding 19,488,629 in 1999 and 20,092,466 in 2000        194,886         200,925
  Additional paid-in capital ........................................     55,742,904      62,648,492
  Accumulated deficit ...............................................    (34,789,102)    (49,541,578)
   Accumulated other comprehensive loss .............................        (28,630)        (96,452)
                                                                        ------------    ------------
          Total stockholders' equity ................................     21,120,058      13,211,387
                                                                        ------------    ------------
Total liabilities and stockholders' equity ..........................   $ 22,434,855    $ 14,901,546
                                                                        ============    ============


          See accompanying notes to consolidated financial statements.

               CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                            FOR THE YEAR ENDED DECEMBER 31,
                                     --------------------------------------------
                                         1998            1999            2000
                                     ------------    ------------    ------------

Revenue ..........................   $     16,823    $    268,720    $  1,196,153
Cost of revenue ..................          9,576         126,507         355,714
                                     ------------    ------------    ------------
          Gross profit ...........          7,247         142,213         840,439
                                     ------------    ------------    ------------
Operating expenses:
  Selling, general and
     administrative ..............      4,068,675       6,186,332       9,453,810
  Research and development .......      4,664,311       6,075,835       6,897,377
  Legal settlement ...............        300,000              --              --
                                     ------------    ------------    ------------
          Total operating expenses      9,032,986      12,262,167      16,351,187
                                     ------------    ------------    ------------
          Loss from operations ...     (9,025,739)    (12,119,954)    (15,510,748)
                                     ------------    ------------    ------------
Other income:
  Interest income, net ...........        947,414         551,254         742,362
  Other income ...................             --           7,870          17,510
                                     ------------    ------------    ------------
          Total other income .....        947,414         559,124         759,872
                                     ------------    ------------    ------------
          Loss before income taxes     (8,078,325)    (11,560,830)    (14,750,876)
Income taxes .....................             --              --           1,600
                                     ------------    ------------    ------------
Net loss .........................   $ (8,078,325)   $(11,560,830)   $(14,752,476)
                                     ============    ============    ============
Basic and diluted net loss per
  common share ...................   $       (.47)   $       (.64)   $       (.75)
                                     ============    ============    ============

Weighted average number of common
  shares outstanding .............     17,233,340      18,027,471      19,656,421
                                     ============    ============    ============


          See accompanying notes to consolidated financial statements.

               CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                       ACCUMULATED
                                                         ADDITIONAL                       OTHER
                                   COMMON STOCK           PAID-IN      ACCUMULATED    COMPREHENSIVE                 COMPREHENSIVE
                               SHARES        AMOUNT       CAPITAL        DEFICIT           LOSS         TOTAL            LOSS
                            ------------  ------------  ------------   ------------   -------------  ------------   -------------

Balances at
December 31, 1997 .........   17,173,629  $    171,736  $ 36,348,507   $(15,149,947)  $         --   $ 21,370,296
Exercise of stock options .       97,187           972        94,277             --             --         95,249
Comprehensive loss:
Net loss ..................                                              (8,078,325)                   (8,078,325)    (8,078,325)
                                                                                                                    ------------
  Comprehensive loss ......           --            --            --             --             --             --     (8,078,325)
                            ------------  ------------  ------------   ------------   ------------   ------------   ============

Balances at
December 31, 1998 .........   17,270,816       172,708    36,442,784    (23,228,272)            --     13,387,220
Exercise of stock options .      442,813         4,428       726,960             --             --        731,388
Sale of common stock ......    1,775,000        17,750    19,951,000             --             --     19,968,750
Offering costs ............           --            --    (1,377,840)            --             --     (1,377,840)
Comprehensive loss:
Net loss ..................                                             (11,560,830)                  (11,560,830)   (11,560,830)
                                                                                                                    ------------
Foreign currency
  translation adjustment ..                                                                (28,630)       (28,630)       (28,630)
                                                                                                                    ------------
  Comprehensive loss ......           --            --            --             --             --             --    (11,589,460)
                            ------------  ------------  ------------   ------------   ------------   ------------   ============

Balances at
December 31, 1999 .........   19,488,629       194,886    55,742,904    (34,789,102)       (28,630)    21,120,058
Exercise of stock options .       43,144           431       309,522             --             --        309,953
Sale of common stock ......      560,693         5,608     6,994,392             --             --      7,000,000
Offering costs ............           --            --      (398,326)            --             --       (398,326)
Comprehensive Loss:
Net loss ..................                                             (14,752,476)                  (14,752,476)   (14,752,476)
Foreign currency
  translation adjustment ..                                                                (67,822)       (67,822)       (67,822)
                                                                                                                    ------------
  Comprehensive loss ......                                                                                         $(14,820,298)
                                                                                                                    ============

Balances at
                            ------------  ------------  ------------   ------------   ------------   ------------
December 31, 2000  ........   20,092,466  $    200,925  $ 62,648,492   $(49,541,578)  $    (96,452)  $ 13,211,387
                            ============  ============  ============   ============   ============   ============


           See accompanying notes to consolidated financial statements

               CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    FOR THE YEAR ENDED DECEMBER 31,
                                            --------------------------------------------
                                                1998            1999            2000
                                            ------------    ------------    ------------

Cash flows from operating activities:
Net loss ................................   $ (8,078,325)   $(11,560,830)   $(14,752,476)
Adjustments to reconcile net loss to net
  cash used in operating activities:
     Depreciation and amortization ......        671,087       1,430,527       1,920,012
  Changes in operating assets and
     liabilities:
     Accounts receivable ................             --         (22,519)       (238,202)
     Other ..............................        (32,978)        (92,065)         51,501
     Accounts payable ...................        155,995         113,534        (225,816)
     Accrued liabilities ................        214,989         (36,619)        605,993
                                            ------------    ------------    ------------
          Net cash used in operating
            activities ..................     (7,069,232)    (10,167,972)    (12,638,988)
                                            ------------    ------------    ------------
Cash flows from investing activities:
Note receivable - affiliate .............             --       5,000,000              --
Purchases of investments ................     (5,795,640)     (5,822,451)             --
Sales of investments ....................      4,667,971       3,533,747       5,822,451
Purchases of property and equipment .....     (1,965,231)     (2,883,947)     (2,029,208)
                                            ------------    ------------    ------------
          Net cash (used in) provided by
            investing activities ........     (3,092,900)       (172,651)      3,793,243
                                            ------------    ------------    ------------
Cash flows from financing activities:
Payments to XL Vision, Inc. .............         (5,969)             --              --
Proceeds from exercise of stock options .         95,249         731,388         309,953
Sale of common stock ....................             --      19,968,750       7,000,000
Offering costs ..........................             --      (1,377,840)       (398,326)
                                            ------------    ------------    ------------
          Net cash provided by financing
            activities ..................         89,280      19,322,298       6,911,627
                                            ------------    ------------    ------------
Effect of exchange rate changes on cash
  and cash equivalents ..................             --         (32,553)        (70,852)
          Net increase (decrease) in cash
            and cash equivalents ........    (10,072,852)      8,949,122      (2,004,970)
Cash and cash equivalents beginning of
  period ................................     12,926,398       2,853,546      11,802,668
                                            ------------    ------------    ------------
Cash and cash equivalents end of period .   $  2,853,546    $ 11,802,668    $  9,797,698
                                            ============    ============    ============
Supplemental disclosure of cash flow
  information:
Cash paid for interest ..................   $         --    $         --    $         --
                                            ============    ============    ============
Cash paid for income taxes ..............   $         --    $         --    $      3,978
                                            ============    ============    ============


          See accompanying notes to consolidated financial statements.

               CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION

OVERVIEW

         We develop, manufacture and market the ACIS(TM) automated cellular imaging system, which is designed to substantially improve the accuracy, sensitivity, and reproducibility of cell imaging. Unlike manual methods of viewing and analysis, ACIS combines proprietary, color-based imaging technology with automated microscopy to assist the pathologist to rapidly make critical medical decisions. In July 1999, the FDA granted clearance for use of the ACIS system to assist the pathologist to detect, count and classify cells of clinical interest based on recognition of cellular objects of particular color, size, and shape. Our current menu of software applications for the ACIS system includes twelve tests that are commercially available and numerous additional tests that are in various stages of development.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)      Basis of Consolidation

         The consolidated financial statements include the results of operations, account balances and cash flows of the business and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

(b) Change in Development Stage Status

         From the inception of the business on April 1, 1993 to September 30, 1999, we were considered to be in the development stage as defined by Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises". In the fourth quarter of 1999, we exited the development stage as significant revenue was realized from planned operations.

(c) Revenue Recognition

         We place most of our instruments with users on a "fee-per-use" basis. We obtain the billing information via modem, which accesses the ACIS database. Revenue is recognized as usage occurs but with a minimum monthly rental in place. Under this pricing model, we will own most of the ACIS instruments that are engaged in service and, accordingly, all development and maintenance costs will be expensed in cost of sales as incurred. For those instruments that are sold, we have adopted Statement of Position 97-2 (SOP 97-2), "Software revenue recognition," which requires that revenue from software arrangements be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support and installation. Revenue on product sales is recognized upon acceptance by the customer subsequent to a testing and evaluation period. Certain sales require continuing service, support and performance by us, and accordingly a portion of the revenue is deferred until future service, support and performance are provided.

(d) Cash and Cash Equivalents and Investments in Marketable Securities

         Cash and cash equivalents consist of amounts held as bank deposits and highly liquid debt instruments with a maturity of three months or less. Historically, we also have held investments in short-term debt securities that were classified under the provisions of SFAS No. 115 as held to maturity. We had the intent and ability to hold these investments to maturity, and accordingly the investments were carried on the balance sheet at amortized cost and temporary unrealized gains or losses were not recognized.

         The short-term investments had various maturity dates, which did not exceed one year.

         Cash equivalents and short-term investments are comprised of investment grade corporate bonds and commercial paper. Historically, no single investment has exceeded 5% of the combined total of cash and cash equivalents, investments and notes receivable.

         We have not experienced any significant losses on cash, cash equivalents, or investments. We believe we are not exposed to any significant credit risk on cash, cash equivalents or investments.

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

         Expenditures for maintenance, repairs and minor improvements are charged to expense as incurred. Major improvements and additions are capitalized. ACIS instruments begin depreciation upon placement, at which time depreciation related to ACIS instruments placed for research and development or placed for commercial use are expensed in research and development or cost of sales, respectively.

         The following is a summary of property and equipment:

                                                           DECEMBER 31,
                                                     -----------------------
                                                        1999         2000
                                                     ----------   ----------

         Office, computer and laboratory equipment   $  932,963   $1,215,868
         Automated Cellular Imaging Systems (ACIS)    3,955,879    5,292,636
         ACIS in progress ........................      721,984      662,974
         Furniture and fixtures ..................      394,131      543,034
         Leasehold improvements ..................      481,270      605,029
                                                     ----------   ----------
                                                     $6,486,227   $8,319,541
         Less: accumulated depreciation ..........    2,141,336    3,865,660
                                                     ----------   ----------

         Property and equipment, net .............   $4,344,891   $4,453,881
                                                     ==========   ==========

         Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. If the fair value is less than the carrying amount of the assets, a loss is recognized for the difference.

(f) Income Taxes

         We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(g) Stock-Based Compensation

         We apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) for stock options and other stock-based awards while disclosing pro forma net loss and net loss per share as if the fair value method had been applied in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No.123) See Note 4. The fair value of options granted to non-employees is expensed over the performance period or at the time when a performance commitment is reached.

(h) Net Loss Per Share

         Basic and diluted loss per common share is calculated by dividing net loss by the weighted average common shares outstanding during the year. Stock options to purchase 2,050,938, 2,121,675 and 2,586,006 shares of common stock were outstanding at December 31, 1998, 1999 and 2000, respectively. These stock options outstanding were not included in the computation of diluted earnings per share because we incurred a loss in all periods presented and hence, the impact would be antidilutive.

(i) Use of Estimates

         The preparation of our financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

(j) Financial Instruments

         We estimate the fair value of our monetary assets and liabilities based upon the existing interest rates related to such assets and liabilities compared to current market rates of interest for instruments with a similar nature and degree of risk. We estimate that the fair value of all of our monetary assets and liabilities approximates the recorded value as of December 31, 1999 and 2000.

(k) Recent Accounting Developments

         In December 1999, the United States Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101-"Revenue Recognition in Financial Statements," as amended, which was effective for us October 1, 2000. SAB No. 101 summarizes certain of the staff's views on applying generally accepted accounting principles to revenue recognition in financial statements. Adoption of SAB No. 101 did not effect our financial position or results of operations.

         In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation-an Interpretation of APB 25." FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. Adoption of FIN 44 did not effect our financial position or results of operations.

(l) Foreign Currency Translation

         The financial position and results of operations of our foreign subsidiaries are generally determined using their local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end. Statement of operations accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive loss in stockholders' equity. Foreign currency translation losses were $0, $28,630 and $67,822 for the years ending December 31, 1998, 1999 and 2000.

(3) LINE OF CREDIT

         We have an agreement with our principal bank for a $5,000,000 revolving line of credit. The line expires May 30, 2002 and we may seek to extend or renegotiate another line of credit. At our option, the interest rate is either prime less .25% or LIBOR plus 1.75%. There were no borrowings outstanding under the line of credit during the period. Any borrowings outstanding under the line of credit will be collateralized by our investment in securities held by the principal bank having a market value equal to 111% of the principal balance of the loans.

(4) STOCK OPTIONS

         We have a stock option plan (the "Plan") pursuant to which our Board of Directors may grant stock options to employees, directors and consultants. The Plan authorizes grants of options to purchase up to 3,700,000 shares of authorized but unissued common stock. The number of authorized shares reflects a 500,000 share increase approved by the Board of Directors in February 2001, subject to stockholder approval. All options granted by us had an exercise price equal to the stock's fair value at the date of grant. Stock options granted have a maximum term of ten-years and become exercisable in increments over periods of up to four years.

         We granted non-qualified stock options in 1998, 1999 and 2000 to purchase 145,000 shares, 30,000 shares and 61,000 shares, respectively, to consultants and directors of ChromaVision at prices between $2.38 and $23.19 per share. We recorded compensation expense of approximately, $55,000, $50,000 and $75,000 for the years ended December 31, 1998, 1999 and 2000, respectively, related to these options. At December 31, 2000, options to purchase approximately 192,000 of these shares were exercisable.

         Option activity is summarized as follows:

                                                        1998                        1999                        2000
                                            --------------------------   --------------------------   --------------------------
                                                           WEIGHTED                     WEIGHTED                     WEIGHTED
                                                           AVERAGE                      AVERAGE                      AVERAGE
                                              SHARES    EXERCISE PRICE    SHARES     EXERCISE PRICE     SHARES    EXERCISE PRICE
                                            ---------   --------------   ---------   --------------   ---------   --------------

         Outstanding at beginning of
           year ........................    1,818,513       $3.04        2,050,938       $3.27        2,121,675        $ 5.29
         Options granted ...............      646,600        6.26          554,550        9.63          558,175         11.69
         Options exercised .............      (97,187)        .98         (442,813)       1.41          (43,144)         5.42
         Options canceled ..............     (316,988)       8.76          (41,000)       5.06          (50,700)         9.20
                                            ---------                    ---------                    ---------
         Outstanding at end of year ....    2,050,938       $3.27        2,121,675       $5.29        2,586,006        $ 6.59
                                            =========                    =========                    =========
         Options exercisable at year-end    1,107,998                    1,130,799                    1,474,042
         Shares available for future
           grant .......................      166,688                      933,138                      425,663

         The following summarizes information about our stock options outstanding at December 31, 2000:

                                               OPTIONS OUTSTANDING
                                  -----------------------------------------------        OPTIONS EXERCISABLE
                                                   WEIGHTED AVG.                   ------------------------------
                                     NUMBER          REMAINING      WEIGHTED AVG.      NUMBER       WEIGHTED AVG.
                    RANGE OF       OUTSTANDING   CONTRACTUAL LIFE     EXERCISE     EXERCISABLE AT     EXERCISE
                EXERCISE PRICES   AT 12/31/00      (IN YEARS)          PRICE         12/31/00          PRICE
                ---------------   ------------   ----------------   -------------  --------------   -------------

                     at $  .80        12,500           2.45            $  .80          12,500          $  .80
                 $2.38--$ 2.40       945,781           5.48            $ 2.40         899,593          $ 2.40
                 $2.63--$ 5.63       579,175           6.87            $ 4.98         218,850          $ 5.29
                 $5.69--$ 9.25       541,000           8.09            $ 7.51         233,863          $ 7.06
                 $9.31--$15.63       365,425           8.04            $12.36          53,666          $12.68
                     at $23.19       142,125           9.12            $23.19          55,570          $23.19
                                   ---------                                        ---------
                 $ .80--$23.19     2,586,006           6.88            $ 6.59       1,474,042          $ 4.71
                                   =========                                        =========

         We apply APB 25 and related interpretations in accounting for stock option plans. Had compensation cost been recognized consistent with SFAS No. 123, our consolidated net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                                  1998           1999            2000
                                                              -----------    ------------    ------------

                 Consolidated net loss      As reported....   $(8,078,325)   $(11,560,830)   $(14,752,476)
                                            Pro forma......   $(8,914,666)   $(12,894,567)   $(17,787,376)
                 Loss per share -- Basic
                  and Diluted               As reported....   $      (.47)   $      (.64)    $       (.75)
                                            Pro forma......   $      (.52)   $      (.72)    $       (.90)

         The per share weighted-average fair value of stock options granted by us during 1998, 1999 and 2000 was $3.54, $6.26 and $7.88, respectively, on the date of grant.

         The following assumptions were used by us to determine the fair value of stock options granted using the Black- Scholes option-pricing model:

                                                1998             1999             2000
                                               ------           ------           ------

         Dividend yield .............             0.0%             0.0%             0.0%
         Expected volatility ........            70.0%            85.0%            90.0%
         Average expected option life          4 years          4 years          4 years
         Risk-free interest rate ....          4.2-6.8%         5.2-6.4%         5.0-6.5%

         On December 14, 1998, we repriced all employee stock options outstanding which had an option price exceeding $6.50. The vesting dates with respect to such options were extended six months; however, all other terms were maintained. We did not recognize compensation expense related to the repricing of the employee stock options, as the adjusted exercise price was equal to the fair value of the common stock as of the repricing date.

(6) INCOME TAXES

         The following table summarizes the tax effects of temporary differences which give rise to significant portions of the deferred tax assets and liability at December 31:

                                                                    1998            1999            2000
                                                                -----------    ------------    ------------

         Deferred tax assets:
         Current assets:
           Accrued liabilities and other deferred
             tax assets .....................................   $   109,679    $    358,161    $    446,729
         Noncurrent assets:
           Net operating loss carryforward ..................     7,289,530      11,635,241      17,652,801
           Intangible asset, net of amortization ............     1,552,280       1,425,563       1,301,461
           Depreciation .....................................            --          44,605         160,706
           Accrued liabilities and other deferred tax assets        165,255          51,330         497,911
           Federal tax credit carryover .....................       147,610         434,576       1,351,309
                                                                -----------    ------------    ------------
                   Deferred tax assets ......................     9,154,675      13,591,315      20,964,188
         Deferred tax liability:
           Depreciation .....................................       (22,547)             --              --
                                                                -----------    ------------    ------------
                   Total ....................................     9,241,807      13,949,476      21,410,917
         Less valuation allowance for net deferred tax assets    (9,241,807)    (13,949,476)    (21,410,917)
                                                                -----------    ------------    ------------
                   Deferred tax assets (liability), net......   $       -0-    $        -0-    $        -0-
                                                                ===========    ============    ============

         The valuation allowance increased by $7,461,441 for the year ended December 31, 2000. Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets and as of December 31, 2000 are allocated as follows:

               Income tax benefit reported in the
                 Consolidated statement of operations ..   $20,424,311
               Additional paid-in capital ..............       986,606
                                                           -----------
               Total Valuation Allowance ...............   $21,410,917
                                                           ===========

         Actual income tax expense differs from amounts computed by applying the U.S. federal income tax rate of 34% to pretax income as a result of the following for the year ending December 31:

                                                               1998           1999           2000
                                                           -----------    -----------    -----------
               Computed expected tax benefit ...........   $(2,746,632)   $(3,936,170)   $(5,015,842)
               State income taxes net of federal benefit      (471,322)      (746,823)      (784,687)
               Nondeductible expenses ..................        10,586         73,601         58,611
               Change in valuation allowance ...........     3,401,428      4,707,669      6,474,835
               Tax credit benefit ......................       (46,450)      (152,328)      (704,213)
               Other ...................................      (147,610)       (54,051)       (27,104)
                                                           -----------    -----------    -----------
                         Actual tax expense ............   $        --    $        --    $     1,600
                                                           ===========    ===========    ===========

         As of December 31, 2000, we have net operating loss carryforwards for federal and state income tax purposes of approximately $46,121,000 and $31,548,000, respectively, which will commence expiration in 2011 and 2005, respectively. As of December 31, 2000, we have tax credit carryforwards for federal and state income tax purposes of $952,000 and $604,000, respectively, which will begin to expire in 2011.

         In accordance with Internal Revenue Code section 382, the annual utilization of net operating loss carryforwards and credits existing prior to a change in control in the company may be limited after a change in control.

(7) RELATED PARTY TRANSACTIONS

         We have entered into an administrative service agreement, which specifies a fee based upon a percentage of gross revenues. The fee is payable quarterly to Safeguard Scientifics, Inc. and XL Vision, Inc. based upon an aggregate of 1.5% (.75% each) of gross revenues subject to an annual limit of $300,000. The fee is payable upon achievement of positive cash flow from operations. The agreement extends through January 31, 2002 and continues thereafter unless terminated by either party. As of December 31, 2000, approximately $21,000 has been accrued under this agreement.

(8) COMMITMENTS AND CONTINGENCIES

         Voluntary Employee Savings 401(k) Plan. We have a voluntary employee savings 401(k) plan, which is available to all full time employees 21 years or older. The plan provides for a matching by us of the employee's contribution to the plan for 50% of the first 6% of the employee's annual compensation. Our matching contributions were approximately $79,000, $116,000 and $153,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

         Lease Commitment. We lease furniture and office space under existing operating leases which expire in 2001 and an automobile lease which expires in 2003. We exercised our option to extend the office lease to February 2002 and will exercise our option to extend the furniture lease an additional year. Rental commitments under these agreements for 2001, 2002 and 2003 are approximately $187,000, $50,000 and $4,000, respectively. Total rent expense related to these leases was approximately $163,000, $163,000 and $177,000 for years ended December 31, 1998, 1999 and 2000.

         Litigation. On April 21, 1998, we signed a settlement agreement with IDEA Research LLC ("IDEA Research") related to litigation filed by us on November 10, 1997 involving, among other things, a claim by IDEA Research of patent infringement against us. The agreement contemplates a collaboration between both parties on a screening test for Down syndrome for a period of two years and provides for the grant of a license to us under the patent, an up-front payment by us of $300,000 upon the signing of the settlement agreement, a $150,000 payment if certain requirements with respect to commercializing the Down syndrome screening test are met and a five percent royalty payable to IDEA Research on net collectible revenues for each Down syndrome screening test performed. In April 1998, the $300,000 up front payment was paid to IDEA Research and included in legal settlement charges on the statement of operations.

         In November, 2000, we received a Warning Letter from FDA's Center for Devices and Radiological Health (CDRH) which took issue with certain claims being made for our ACIS device. The letter questioned the basis for certain claims and whether certain uses of the device exceeded the scope of FDA's clearance of ACIS. We responded to this Warning Letter and are now working with FDA to try to resolve its remaining concerns about the marketing and use of ACIS and our response to the agency's Warning Letter.

         If FDA believes we are not in compliance with the FDC Act and/or its regulations, it can take one or more of the following actions: issue a warning letter; withdraw any cleared 510(k); require us to notify users regarding any FDA-determined risks; order us to cease marketing ACIS for uses not covered by our clearances; require that we repair, refund or replace any of our devices that are faulty; request and/or, in some instances, mandate corrective advertisements, formal recalls or temporary suspension of marketing; refuse to review, approve or clear our applications or submissions to market products in the United States; notify other government agency's as to our non-compliance which can lead to suspension of reimbursement through the Federal Health Care Financing Administration (HCFA); institute legal proceedings to detain or seize products, enjoin future violations, or assess criminal or civil penalties against us, our officers or employees. Any such action by FDA could result in disruption of our operations. Various states in which our product may be sold in the future may impose similar or additional regulatory requirements and non-compliance with those requirements may result in actions which could also result in disruption of our operations.

         As of December 31, 2000 we have not accrued any contingent liabilities related to this matter in accordance with Financial Accounting Standards ("SFAS") NO. 5, "Accounting for Contingencies".

(9) STOCK TRANSACTIONS

         In October 1999, we completed a private placement of 1,775,000 shares of common stock to selected institutional and other accredited investors. The net proceeds from the sale of the shares were approximately $18.5 million. The shares were registered for resale under the Securities Act of 1933 shortly after they were issued.

         In September 2000, we completed the private placement of 560,693 shares of our common stock and warrants to purchase 56,070 additional shares of our common stock to two institutional investors for a purchase price of $7 million. The net proceeds from the sale of the shares were approximately $6.7 million. The purchase price per share was $12.48 and was based upon an average of high and low trading prices of our common stock for a 20-day period prior to the sale. The warrants have a term of five years and are exercisable at the same $12.48 per share price. Of the $7,000,000 purchase price, $5,000,000 was purchased by a wholly owned subsidiary of Safeguard Scientifics, Inc., and $2,000,000 was purchased by VennWorks LLC, a private investment fund. Safeguard Scientifics, Inc. already held approximately 27% of our outstanding shares, and VennWorks was also a stockholder. The purchasers of the shares have the right to have their shares registered under the Securities Act of 1933 under certain circumstances.

         In September 2000, we amended our Stockholder Rights Plan, which had been adopted in March 1999 and was amended by the Amendment to Rights Agreement dated as of June 21, 1999. The Stockholder Rights Plan provides for the distribution of rights to purchase additional shares of our capital stock in the event any person, entity or group acquires beneficial ownership of 15% or more of our outstanding voting shares. The Plan included an exception for acquisitions of shares by persons, entities or groups who, as of February 10, 1999, were the beneficial owner of more than 15% of the outstanding shares of our common stock. (These beneficial owners are referred to below as "Existing 15% Owners.") That exemption in the Plan applied only if (1) an Existing 15% Owner continued to own at least 15% of our Voting Shares and (2) did not acquire additional Voting Shares which would cause the Existing 15% Owner's beneficial ownership of Voting Shares to exceed 40% of the number of shares outstanding.

         This amendment to the Plan makes three changes. First, it exempts from the provision described above the acquisition of 400,495 shares of common stock and warrants to purchase an additional 40,050 shares of common stock acquired by the subsidiary of Safeguard Scientifics, Inc., in the private placement described above. Second, it amends the definition of "15% Stockholder" to exclude any Exempted Group. Third, it defines Exempted Group as any group consisting of Safeguard, its affiliates and associates, and VennWorks LLC and its affiliates and associates, but only so long as (i) Safeguard Scientifics, Inc. and its affiliates and associates beneficially own more than a majority of our voting shares beneficially owned in the aggregate by Safeguard Scientifics, Inc., its affiliates and associates, VennWorks LLC and its affiliates and associates and (ii) Safeguard Scientifics, Inc., its affiliates and associates, and VennWorks LLC and its affiliates and associates do not beneficially own in the aggregate more than 45% of our Voting Shares then outstanding.

(10) NOTES RECEIVABLE

         In August 1997, we advanced $5,000,000 to Safeguard Scientifics, Inc pursuant to the terms of a revolving note agreement. The terms of the agreement called for a payment on demand with interest payable monthly at Safeguard Scientifics, Inc effective rate of borrowing less .75% (5.60% at June 30, 1999). Interest income earned during 1998 and 1999 amounted to approximately $308,000 and $115,000, respectively. The note was paid in full as of June 1999.

(11) BUSINESS SEGMENTS

         We operate primarily in one business segment engaged in the development, manufacture and marketing of an automated cellular imaging system which is designed to assist physicians in making critical medical decisions.

The following table represents business segment information by geographic area:

                                    YEAR ENDED DECEMBER 31,
                            ---------------------------------------
                                1998          1999          2000
                            -----------   -----------   -----------

Net sales
  United States .........   $    16,823   $   188,120   $   781,440
  Europe(a) .............            --        80,600       414,713
                            -----------   -----------   -----------
     Total net sales ....        16,823       268,720     1,196,153
                            ===========   ===========   ===========
Operating loss
  United States .........   $ 9,025,739   $12,044,986   $15,429,339
  Europe(a) .............            --        74,968        81,409
                            -----------   -----------   -----------
     Total operating loss   $ 9,025,739   $12,119,954   $15,510,748
                            ===========   ===========   ===========
Identifiable assets
  United States .........                 $22,283,123   $14,767,927
  Europe(a) .............                     151,732       133,619
                                          -----------   -----------
     Total assets .......                 $22,434,855   $14,901,546
                                          ===========   ===========

     (a) European operations represent business activities conducted primarily in Germany, Great Britain, Switzerland and France.

(12) SUBSEQUENT EVENTS

         In January 2001, we entered into a financing agreement with VennWorks LLC providing for VennWorks to invest up to $5 million in our common stock during the coming year. The new agreement represents a restructuring of a previously announced $5 million private placement of shares with VennWorks.

         Under the terms of the agreement, we can call upon VennWorks to purchase shares between March 30 and December 28, 2001 at prices based upon the average closing price of our common stock as quoted on the Nasdaq National Market during a 20-day trading period prior to our request to purchase. In no event, however, will the purchase price be less than $7 nor more than $14 per share, regardless of the market price of our common stock at the time. VennWorks's obligation is subject to certain limitations on the amount it can be called upon to invest during each calendar quarter. We have no obligation to sell any of the shares under the arrangement, and can call upon VennWorks from time to time during the year to invest a portion of the maximum amount, subject to a minimum call of at least $1 million. VennWorks is a privately owned company and an existing stockholder. The sales of shares are intended to be private placements under the Securities Act of 1933, although VennWorks has the right to have the shares registered for resale under certain circumstances.

(13) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                                   NET LOSS
                                    TOTAL REVENUE            NET LOSS              PER SHARE
                                    -------------            --------              ---------

         QUARTER ENDED:

         December 31, 2000             $442,854            $(3,898,335)            $  (.19)
         September 30, 2000             211,581             (3,963,628)               (.20)
         June 30, 2000                  337,822             (3,699,457)               (.19)
         March 31, 2000                 203,896             (3,191,056)               (.16)

         December 31, 1999             $171,904            $(3,111,629)            $  (.16)
         September 30, 1999              32,669             (3,235,644)               (.18)
         June 30, 1999                   48,362             (2,874,010)               (.16)
         March 31, 1999                  15,785             (2,339,547)               (.13)

         December 31, 1998             $  9,629            $(2,139,908)            $  (.12)
         September 30, 1998               7,194             (1,922,639)               (.11)
         June 30, 1998                        0             (2,069,102)               (.12)
         March 31, 1998                       0             (1,946,676)               (.11)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         We incorporate by reference the information contained under the caption "ELECTION OF DIRECTORS" in its definitive Proxy Statement relative to its June 13, 2001 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Act of 1934, as amended.

EXECUTIVE OFFICERS

    The information with respect to executive officers required by this Item is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

         We incorporate by reference the information contained under the captions "Directors' Compensation," "Compensation Committee Interlocks and Insider Participation" and "EXECUTIVE COMPENSATION" in its definitive Proxy Statement relative to its June 13, 2001 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         We incorporate by reference the information contained under the caption "SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in its definitive Proxy Statement relative to its June 13, 2001 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We incorporate by reference the information contained under the captions "Compensation Committee Interlocks and Insider Participation," "Certain Relationships" and "Certain Transactions" in its definitive Proxy Statement relative to its June 13, 2001 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements and Schedules

         The following financial statements and schedules listed below are included in this Form 10-K.

         Financial Statements (See Item 8)
         Independent Auditors' Report
         Consolidated Balance Sheets as of December 31, 1999 and 2000 Consolidated Statements of Operations for the Years Ended December 31,
           1998, 1999 and 2000
         Consolidated Statements of Shareholders' Equity (Deficit) for the Years Ended December 31, 1998, 1999, and 2000
         Consolidated Statements of Cash Flows for the Years Ended December 31,
           1998, 1999, and 2000
         Notes to Consolidated Financial Statements

Financial Statement Schedules

         All information for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission is either included in the financial statements or is not required under the related instruction or are inapplicable, and therefore have been omitted.

(b) Reports on Form 8-K

         We filed a Form 8-K with the Securities and Exchange Commission on October 10, 2000 to report the completion of a private placement of 560,693 newly issued shares of our Common Stock and warrants to purchase an aggregate 56,070 additional shares of our Common Stock to two institutional investors and an amendment to our Stockholders Rights Plan. No financial statements were filed with this report.

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


                                  EXHIBIT INDEX

  EXHIBIT
  NUMBER                                DESCRIPTION
  ------                                -----------

    3.1        Certificate of Incorporation of the Company (as amended)**.......

    3.2        By-laws of the Company, as amended**.............................

    4          Amendment No. 2 to Stockholder Rights Plan****...................

   10.1        ChromaVision Medical Systems, Inc. 1996 Equity Compensation
               Plan**...........................................................

   10.2        Employment Agreement, as amended, between Dr. Douglas S.
               Harrington and the Company, as of January 10, 2001*..............

   10.3        Employment Agreement, as amended, between Kevin C. O'Boyle and the Company, dated January 10, 2001*.............................

   10.4        Employment Agreement between Jose de la Torre-Bueno, Ph.D. and the Company, dated January 10, 2001*.............................

   10.5        Subscription Agreement between the Company and Safeguard
               Scientifics, Inc., dated as of December 31, 1996**...............

   10.6        Lease Agreement between Blue Family Trust, Lingo Family Trust and the Company, dated January 13, 1997**............................


   10.7        Administrative Services Agreement among the Company, XL Vision,
               Inc. and Safeguard Scientifics, Inc. dated as of March 31,
               1997**...........................................................

   10.8        Form of Stock Purchase Agreement, dated September 24, 1999 by and among ChromaVision Medical Systems, Inc. and the purchaser***....

   10.9 Form of Stock Purchase Agreement, dated September 28, 2000 by and among ChromaVision Medical Systems, Inc. and the purchaser****...

   10.10       Form of Stock Purchase Agreement, dated January 31, 2001 by and among ChromaVision Medical Systems, Inc. and the purchaser*......

   21.1        Subsidiaries of the Registrant**.................................

   23          Consent of KPMG LLP*.............................................


----------

      * Filed herewith.

     ** Filed on April 30, 1997 as an exhibit to the Company's Registration
        Statement on Form S-1 (No. 333-26129) and incorporated by reference.

    *** Filed on September 28, 1999 as an exhibit to the Company's Registration
        Statement on Form S-3 (No. 33387969) and incorporated by reference.

   **** Filed on October 10, 2000 as an exhibit to the Company's Current Report on Form 8-K and incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in San Juan Capistrano, California on March 30, 2001.

                                        CHROMAVISION MEDICAL SYSTEMS, INC.

                                        By: /s/ DOUGLAS S. HARRINGTON, M.D.
                                            ------------------------------------
                                            Douglas S. Harrington, M.D.
                                            Chairman of the Board and Chief
                                            Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 30, 2001.

                        SIGNATURES                                                               TITLE(S)
                        ----------                                                               --------


             /s/   DOUGLAS S. HARRINGTON, M.D.                                     Chairman of the Board of Directors
----------------------------------------------------------------
                Douglas S. Harrington, M.D.                                           and Chief Executive Officer
                                                                                     (Principal Executive Officer)


                  /s/    KEVIN C. O'BOYLE                                         Executive Vice President Operations
----------------------------------------------------------------
                     Kevin C. O'Boyle                                                 and Chief Financial Officer
                                                                              (Principal Financial and Accounting Officer)


                  /s/    MICHAEL F. COLA                                                        Director
----------------------------------------------------------------
                      Michael F. Cola


                /s/    RICHARD C. E. MORGAN                                                     Director
----------------------------------------------------------------
                   Richard C. E. Morgan


            /s/    MARY LAKE POLAN, M.D., PH.D.                                                 Director
----------------------------------------------------------------
               Mary Lake Polan, M.D., Ph.D.


                  /s/    CHARLES A. ROOT                                                        Director
----------------------------------------------------------------
                      Charles A. Root


                /s/    JOHN S. SCOTT, PH.D.                                                     Director
----------------------------------------------------------------
                   John S. Scott, Ph.D.


                 /s/    THOMAS R. TESTMAN                                                       Director
----------------------------------------------------------------
                     Thomas R. Testman


                   /s/    JON R. WAMPLER                                                        Director
----------------------------------------------------------------
                      Jon R. Wampler

              CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS


                                            ALLOWANCE FOR
                                         DOUBTFUL RECEIVABLES
                                          AND SALES RETURNS
Balance at December 31, 1997                   $      0
  Charges to operations                               0
  Deductions                                          0
  Other                                               0
Balance at December 31, 1998                   $      0
  Charges to operations                               0
  Deductions                                          0
  Other                                               0
Balance at December 31, 1999                   $      0
  Charges to operations                         135,931
  Deductions                                     (6,050)
  Other                                               0
Balance at December 31, 2000                   $129,881

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                                DESCRIPTION
  ------                                -----------

    3.1        Certificate of Incorporation of the Company (as amended)**.......

    3.2        By-laws of the Company, as amended**.............................

    4          Amendment No. 2 to Stockholder Rights Plan****...................

   10.1        ChromaVision Medical Systems, Inc. 1996 Equity Compensation
               Plan**...........................................................

   10.2        Employment Agreement, as amended, between Dr. Douglas S.
               Harrington and the Company, as of January 10, 2001*..............

   10.3        Employment Agreement, as amended, between Kevin C. O'Boyle and the Company, dated January 10, 2001*.............................

   10.4        Employment Agreement between Jose de la Torre-Bueno, Ph.D. and the Company, dated January 10, 2001*.............................

   10.5        Subscription Agreement between the Company and Safeguard
               Scientifics, Inc., dated as of December 31, 1996**...............

   10.6        Lease Agreement between Blue Family Trust, Lingo Family Trust and the Company, dated January 13, 1997**............................

   10.7        Administrative Services Agreement among the Company, XL Vision,
               Inc. and Safeguard Scientifics, Inc. dated as of March 31,
               1997**...........................................................

   10.8        Form of Stock Purchase Agreement, dated September 24, 1999 by and among ChromaVision Medical Systems, Inc. and the purchaser***....

   10.9 Form of Stock Purchase Agreement, dated September 28, 2000 by and among ChromaVision Medical Systems, Inc. and the purchaser****...

   10.10       Form of Stock Purchase Agreement, dated January 31, 2001 by and among ChromaVision Medical Systems, Inc. and the purchaser*......

   21.1        Subsidiaries of the Registrant**.................................

   23          Consent of KPMG LLP*.............................................

----------

      * Filed herewith.

     ** Filed on April 30, 1997 as an exhibit to the Company's Registration
        Statement on Form S-1 (No. 333-26129) and incorporated by reference.

    *** Filed on September 28, 1999 as an exhibit to the Company's Registration
        Statement on Form S-3 (No. 33387969) and incorporated by reference.

   **** Filed on October 10, 2000 as an exhibit to the Company's Current Report on Form 8-K and incorporated herein by reference.