Form 10-Q
period 2001-03-31
CHROMAVISION MEDICAL SYSTEMS INC
filed 2001-05-15
CIK 1038223

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q
Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For The Quarterly Period Ended March 31, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Transition Period from __________ to __________


                          COMMISSION FILE NUMBER 0-1000


                       CHROMAVISION MEDICAL SYSTEMS, INC.
                    (Exact name of registrant as specified in
                                  its charter)


                  DELAWARE                                        75-2649072
(State or other jurisdiction of incorporation or       (IRS Employer Identification Number)
                organization)


          33171 PASEO CERVEZA
        SAN JUAN CAPISTRANO, CA                                92675
(Address of principal executive offices)                     (Zip code)


                                 (949) 443-3355
              (Registrant's telephone number, including area code)


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


                   Yes      [X]             No        [ ]

As of May 8, 2001 there were 20,138,101 shares outstanding of the Issuer's Common Stock, $.01 par value.

               CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS


                                                                                                          Page
                                                                                                          ----
PART I         FINANCIAL INFORMATION

     Item 1    Financial Statements

               Condensed Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000 .......     3

               Condensed Consolidated Statements of Operations for the three months ended
               March 31, 2001 and 2000 ................................................................     4

               Condensed Consolidated Statements of Cash Flows for the three months ended
               March 31, 2001 and 2000 ................................................................     5

               Notes to Condensed Consolidated Financial Statements ...................................     6

     Item 2    Management's Discussion and Analysis of Financial
               Condition and Results of Operations ....................................................     8

     Item 3    Quantitative and Qualitative Disclosures About Market Risk .............................    10


PART II OTHER INFORMATION

     Item 6    Exhibits and Reports on Form 8-K .......................................................    10

               SIGNATURES .............................................................................    11

PART I -- ITEM 1

               CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                   MARCH 31,               DECEMBER 31,
                                                                                     2001                     2000
                                                                                  ------------             ------------
                            ASSETS

Current assets:
   Cash and cash equivalents .........................................            $  6,021,821             $  9,797,698
   Accounts receivable, net ..........................................                 535,729                  262,910
   Other .............................................................                 483,161                  153,522
                                                                                  ------------             ------------
        Total current assets .........................................               7,040,711               10,214,130
Property and equipment, net ..........................................               4,344,930                4,453,881
Other ................................................................                 226,113                  233,535
                                                                                  ------------             ------------
        Total assets .................................................            $ 11,611,754             $ 14,901,546
                                                                                  ============             ============
             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ..................................................            $    504,411             $    352,447
   Accrued payroll ...................................................                 627,978                  628,895
   Accrued liabilities ...............................................                 856,746                  708,817
                                                                                  ------------             ------------
       Total current liabilities .....................................               1,989,135                1,690,159

Commitments and contingencies

Stockholders' equity:
   Series A convertible preferred stock, $.01 par value,
     authorized 7,246,000 shares, none issued and outstanding ........                      --                       --
   Series B convertible preferred stock, $.01 par value,
     authorized 221,850 shares, none issued and outstanding ..........                      --                       --
   Common stock $.01 par value, authorized 50,000,000 shares, issued and outstanding 20,109,553 shares in 2001 and
     20,092,466 in 2000 ..............................................                 201,096                  200,925
   Additional paid-in capital ........................................              62,680,410               62,648,492
   Accumulated deficit ...............................................             (53,180,384)             (49,541,578)
   Accumulated other comprehensive loss ..............................                 (78,503)                 (96,452)
                                                                                  ------------             ------------
       Total stockholders' equity ....................................               9,622,619               13,211,387
                                                                                  ------------             ------------
Total liabilities and stockholders' equity ...........................            $ 11,611,754             $ 14,901,546
                                                                                  ============             ============


     See accompanying notes to condensed consolidated financial statements.

               CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                -------------------------------------
                                                                    2001                     2000
                                                                ------------             ------------
Revenue ............................................            $    948,544             $    203,896
Cost of revenue ....................................                 205,728                   67,275
                                                                ------------             ------------

   Gross profit ....................................                 742,816                  136,621
                                                                ------------             ------------

Operating expenses:
   Selling, general and administrative .............               2,579,464                1,956,280
   Research and development ........................               1,917,339                1,619,481
                                                                ------------             ------------

     Total operating expenses ......................               4,496,803                3,575,761
                                                                ------------             ------------

     Loss from operations ..........................              (3,753,987)              (3,439,140)
                                                                ------------             ------------

Other income:
   Interest income, net ............................                 112,274                  232,727
   Other income ....................................                   2,907                   15,357
                                                                ------------             ------------

     Total other income ............................                 115,181                  248,084
                                                                ------------             ------------

     Loss before income taxes ......................              (3,638,806)              (3,191,056)

Income taxes .......................................                     -0-                      -0-
                                                                ------------             ------------

     Net loss ......................................            $ (3,638,806)            $ (3,191,056)
                                                                ============             ============

Basic and diluted net loss per common share ........            $       (.18)            $       (.16)
                                                                ============             ============

Weighted average number of common shares
   outstanding .....................................              20,104,622               19,495,226
                                                                ============             ============


     See accompanying notes to condensed consolidated financial statements.

               CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                   ------------------------------------
                                                                      2001                     2000
                                                                   -----------             ------------
Cash flows from operating activities:
Net loss ..............................................            $(3,638,806)            $ (3,191,056)
Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization ....................                533,267                  427,597
  Changes in operating assets and liabilities:
     Other assets .....................................               (313,612)                (354,160)
     Accounts receivable ..............................               (282,175)                   7,345
     Accounts payable .................................                152,243                 (142,644)
     Accrued liabilities ..............................                149,228                  (25,384)
                                                                   -----------             ------------

     Net cash used in operating activities ............             (3,399,855)              (3,278,302)
                                                                   -----------             ------------

Cash flows from investing activities:
Purchases of investments ..............................                     --                 (971,642)
Maturities of investments .............................                     --                2,888,231
Additions to property and equipment ...................               (424,358)                (543,733)
                                                                   -----------             ------------

       Net cash (used in) provided by investing
         activities ...................................               (424,358)               1,372,856
                                                                   -----------             ------------

Cash flows from financing activities:
Proceeds from exercise of stock options ...............                 41,019                   74,251
Offering costs ........................................                 (8,930)                (130,800)
                                                                   -----------             ------------

       Net cash provided by (used in) financing
         activities ...................................                 32,089                  (56,549)
                                                                   -----------             ------------

Effect of exchange rates changes on cash and cash
         equivalents ..................................                 16,247                   12,300
                                                                   -----------             ------------
       Net decrease in cash and cash equivalents ......             (3,775,877)              (1,949,695)
Cash and cash equivalents beginning of period .........              9,797,698               11,802,668
                                                                   -----------             ------------

Cash and cash equivalents end of period ...............            $ 6,021,821             $  9,852,973
                                                                   ===========             ============


     See accompanying notes to condensed consolidated financial statements.

               CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)     BASIS OF PRESENTATION

        These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2000 annual report filed on Form 10-K with the Securities and Exchange Commission.

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


(2)     NET LOSS PER SHARE

        Options to purchase 2,752,250 and 2,279,881 shares of common stock were outstanding at March 31, 2001 and 2000, respectively, and were excluded from the computation of diluted net loss per share as the effect would be antidilutive.


(3)     COMPREHENSIVE LOSS

        Our total comprehensive loss is summarized as follows:

                                                 Three Months Ended March 31,
                                              -----------------------------------
                                                 2001                    2000
                                              -----------             -----------
 Net loss                                     $(3,638,806)            $(3,191,056)
 Foreign currency translation gain                 17,949                  13,952
                                              -----------             -----------
 Comprehensive loss                           $(3,620,857)            $(3,177,104)
                                              ===========             ===========

(4)     BUSINESS SEGMENTS

        We operate primarily in one business segment engaged in the development, manufacture and marketing of an automated cellular imaging system which is designed to assist physicians in making medical decisions.

        The following table represents business segment information by geographic area:

                                          THREE MONTHS ENDED MARCH 31,
                                     -------------------------------------
                                         2001                     2000
                                     ------------             ------------
Net sales:
  United States                      $    905,058             $     73,735
  Europe(a)                                43,486                  130,161
                                     ------------             ------------
     Total net sales                 $    948,544             $    203,896
                                     ============             ============

Operating loss:
  United States                      $ (3,576,032)            $ (3,388,575)
  Europe(a)                              (177,955)                 (50,565)
                                     ------------             ------------
     Total operating loss            $ (3,753,987)            $ (3,439,140)
                                     ============             ============

Identifiable assets:
  United States                      $ 11,491,765
  Europe(a)                               119,989
                                     ------------
     Total assets                    $ 11,611,754
                                     ============


(a) European operations represent business activities conducted primarily in Germany, Great Britain, Switzerland and France.



(5)     STOCK TRANSACTIONS

        In January 2001, we entered into a financing agreement with VennWorks LLC providing for VennWorks to invest up to $5 million in our common stock at various dates and in amounts selected by us from March 30, 2001 through December 28, 2001 (subject to certain limitations). The price per share is based upon the average closing price of our common stock on the Nasdaq National Market during a 20-day trading period prior to our request to purchase, subject to a minimum of $7 per share and a maximum of $14 per share. In April 2001, we requested a $2 million investment from VennWorks in our common stock subject to an amended stock purchase agreement dated April 18, 2001. The agreement provides for the issuance of shares beginning on April 20, 2001 and each week thereafter through June 22, 2001 based on varying amounts of payments and subject to certain interest calculations. As of May 14, 2001 VennWorks had invested approximately $200,000 at an average price of $7 per share.

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

OVERVIEW

        We develop, manufacture and market the ACIS(TM) automated cellular imaging system, which is designed to substantially improve the accuracy, sensitivity, and reproducibility of cell imaging. Unlike manual methods of viewing and analysis, ACIS combines proprietary, color-based imaging technology with automated microscopy to assist the pathologist to rapidly make critical medical decisions. In July 1999, the FDA granted clearance for use of the ACIS system to assist the pathologist to detect, count and classify cells of clinical interest based on recognition of cellular objects of particular color, size, and shape. Our current menu of capabilities for the ACIS system includes twelve tests that are commercially available and numerous additional tests that are in various stages of development.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2000

        Revenue and Gross margin percentage. Revenue increased approximately $745,000 or 365% over the comparable period in 2000 primarily due to an increase in fee-per-use charges for the ACIS and sales of the ACIS to research facilities. System sales contributed 54% and 50% to total revenue for 2000 and 2001, respectively. The number of ACIS in the field generating fee-per-use charges increased 275% or 22 units from 8 to 30 systems over the comparable period in 2000. We anticipate fee-per-use revenue to continue to increase during 2001 as we continue to increase the number of ACIS placements which will be generating fee-per-use charges. The gross margin percentage increased to 78% as compared to 67% in the same period in 2000. The gross margin percentage increased due to increased usage and revenue per ACIS placement and higher ACIS system sales prices.

        Selling, general and administrative expenses. Expenses increased approximately $623,000 or 32% over the comparable period in 2000. The increase is primarily due to increases in our Sales and Marketing costs related to increased staffing and continuation of our commercial launch activities for the ACIS in both the European and U.S. markets. We anticipate selling, general and administrative expenses to continue to increase in succeeding quarters as a result of increased expenditures for personnel, commissions and costs to support additional ACIS placements.

        Research and development expenses. Expenses increased approximately $298,000 or 18% over the comparable period in 2000. The increase is primarily attributable to the addition of technical personnel to further develop and release our menu of tests which increased from 7 to 12 over the comparable period in 2000. We anticipate that research and development expenses for 2001 will be consistent with 2000 as we have achieved an appropriate level of personnel to support the development of new system capabilities and the continuation of technological advances to the ACIS.

        Other income. Other income decreased approximately $133,000 or 54% over the comparable period in 2000 due to a decrease in interest earned on our lower cash balance for 2001. The lower cash balance is due to funding of operations.

UNCERTAINTIES AS TO FUTURE OPERATIONS

        The year 2000 was our first full year of commercial activity in which we focused more on marketing and sales of the ACIS system as our menu of capabilities performed with the ACIS expanded and gained commercial acceptance. We still face significant uncertainties including our ability to achieve market acceptance of the ACIS, to manufacture the system in commercial quantities and to continue to achieve satisfactory reimbursement from third-party payers for tests performed using the ACIS. We also face uncertainties with respect to our ability to complete development of additional tests for the ACIS. In order to mitigate the risk that any one test will not be successfully developed, we maintain a pipeline of tests in a prioritized queue so that if any one test is not successfully developed, or market feedback on the pipeline suggests that a test should be given a lower priority, we can move other tests up in priority.

        Other uncertainties affecting our business include our ability to collaborate successfully with other companies in the development of new tests, initiate and complete clinical trials of new products and obtain governmental approvals for the products. Lack of success in these efforts could have a material adverse effect on the future results of our operation and our ability to generate sufficient cash flow to fund operations. In November 2000, we received a Warning Letter from FDA's Center for Devices and Radiological Health
(CDRH) which took issue with certain claims being made for our ACIS device. The letter questioned the basis for certain claims and whether certain uses of the device exceeded the scope of FDA's clearance of ACIS. We responded in writing to this Warning Letter and are now currently in discussions with FDA to ensure that our marketing claims are consistent with our clearance.

        If FDA believes we are not in compliance with the Federal Food Drug and Cosmetic Act and/or its regulations, it can take one or more of the following actions: issue a warning letter; withdraw any cleared 510(k); require us to notify users regarding any FDA-determined risks; order us to cease marketing ACIS for uses not covered by our clearance; require that we repair, refund or replace any of our devices that are faulty; request and/or, in some instances, mandate corrective advertisements, formal recalls or temporary suspension of marketing; refuse to review, approve or clear our applications or submissions to market products in the United States; notify other government agency's as to our non-compliance which can lead to suspension of reimbursement through the Federal Health Care Financing Administration (HCFA); institute legal proceedings to detain or seize products, enjoin future violations, or assess criminal or civil penalties against us, our officers or employees. Any such action by FDA could result in disruption of our operations. Various states in which our product may be sold in the future may impose similar or additional regulatory requirements and non-compliance with those requirements may result in actions which could also result in disruption of our operations. Any failure to resolve FDA's concerns could have a material adverse effect on our business.

        California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of power shortages, California has implemented, and is expected in the future to continue to implement, rolling blackouts throughout the State. Such blackouts are widely being predicted for the summer of 2001 and before. We are currently in the process of acquiring a backup generator to provide an alternate source of power during these blackouts. We anticipate having the backup generator installed in June 2001. However, prior to the installation of the backup generator or during an extended blackout period that our generator is not adequate to handle, we could experience a significant interruption in our operations. Any such interruption in our ability to continue operations at our facility could have a material adverse effect on our business.

LIQUIDITY AND CAPITAL RESOURCES

        In September 2000, we completed the private placement of 560,693 shares of common stock and warrants to purchase 56,070 additional shares of our common stock to two institutional investors. The warrants have a term of five years and are exercisable at the same $12.48 per share price. The net proceeds from the sale of the shares were approximately $6.7 million. In January 2001, we entered into a financing agreement with VennWorks LLC providing for VennWorks to invest up to $5 million in our common stock at various dates and in amounts selected by us from March 30, 2001 through December 28, 2001 (subject to certain limitations). The price per share is based upon the average closing price of our common stock on the Nasdaq National Market during a 20-day trading period prior to our request to purchase, subject to a minimum of $7 per share and a maximum of $14 per share. The sales of the shares are intended to be private placements under the Securities Act of 1933, although VennWorks has the right to have the shares registered under certain circumstances. The new agreement represents a restructuring of a previously announced $5 million private placement of shares with VennWorks. In April 2001, we requested a $2 million investment from VennWorks in our common stock subject to an amended stock purchase agreement dated April 18, 2001. The agreement provides for the issuance of shares beginning on April 20, 2001 and each week thereafter through June 22, 2001 based on varying amounts of payments and subject to certain interest calculations. As of May 14, 2001 VennWorks had invested approximately $200,000 in our common stock at an average price of $7 per share.

        We have an agreement with a bank for a $5 million revolving line of credit expiring May 30, 2002. The interest rate is prime less 0.25% or LIBOR plus 1.75% at our option. Currently, there are no borrowings outstanding under the line of credit. Any borrowings outstanding under the line of credit in the future will be collateralized by our investment in securities held by the bank having a market value equal to 111% of the principal balance of the loans. At March 31, 2001 we had approximately $6 million of cash and cash equivalents, working capital of approximately $5.1 million and no long-term debt.

        Capital expenditures for the quarter ended March 31, 2001 were approximately $424,000 and related primarily to the manufacture of the ACIS systems placed with customers. Capital expenditures are expected to total approximately $5 million in 2001 and are expected to be primarily related to the manufacture of the ACIS for placements with customers, although our present plans could change and this amount could be materially different. Our business plan anticipates placing these instruments with users and charging a "fee-per-use" for each use of the instrument. The manufacture of these instruments will require a significant outlay of cash for which revenues will be recognized over the lease term. We intend to fund these expenditures with our current cash resources and with additional financing which may include the proceeds from the financing agreement with VennWorks.

        We anticipate that existing cash resources, including proceeds available from the financing agreement entered into in January and as amended in April 2001 will be sufficient to satisfy our operating cash needs through the end of 2001. We expect that losses from operations and increases in working capital requirements will produce significant negative cash flows from operations for at least the next twelve months. In addition, to support our future cash needs, we intend to consider additional debt or equity financing. However there can be no assurance that any such financing will be available when needed or on terms attractive to us. If we are unable to obtain sufficient additional funds, we may have to delay, scale back or eliminate some or all of our development activities, clinical studies and/or regulatory activities or cease operations entirely.


ITEM 3-QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 6- EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

        3.1     Certificate of Incorporation of the Company (as amended)**

        3.2     By-laws of the Company, as amended**

        10.1 Amendment to Stock Purchase Agreement, dated April 18, 2001 by an among ChromaVision Medical Systems, Inc. and VennWorks LLC*

        (b) Report on Form 8-K

                None.


*       Filed herewith.

** Filed on April 30, 1997 as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-26129) and incorporated by reference

                                   SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          CHROMAVISION MEDICAL SYSTEMS, INC.

DATE:   May 15, 2001      BY:  /s/  Douglas S. Harrington, M.D.
      -----------------        -------------------------------------------------
                               Douglas S. Harrington, M.D.
                               Chairman of the Board and Chief Executive Officer

DATE:   May 15, 2001      BY:  /s/  Kevin C. O'Boyle
      -----------------        -------------------------------------------------
                               Kevin C. O'Boyle
                               Executive Vice President of Operations and Chief
                               Financial Officer

                                 EXHIBIT INDEX

      NUMBER                      DESCRIPTION
      ------                      -----------
        3.1     Certificate of Incorporation of the Company (as amended)**

        3.2     By-laws of the Company, as amended**

        10.1 Amendment to Stock Purchase Agreement, dated April 18, 2001 by an among ChromaVision Medical Systems, Inc. and VennWorks LLC*


*       Filed herewith.

** Filed on April 30, 1997 as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-26129) and incorporated by reference