Form 10-Q
period 2001-06-30
CHROMAVISION MEDICAL SYSTEMS INC
filed 2001-08-13
CIK 1038223

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For The Quarterly Period Ended June 30, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Transition Period from __________ to __________


                         COMMISSION FILE NUMBER 0-1000


                       CHROMAVISION MEDICAL SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


                    DELAWARE                                        75-2649072
                    --------                                        ----------
(State or other jurisdiction of incorporation or       (IRS Employer Identification Number)
                  organization)


                  33171 PASEO CERVEZA
                SAN JUAN CAPISTRANO, CA                              92675
                -----------------------                              -----
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


        Yes   X        No
            -----          -----


As of August 6, 2001 there were 20,170,260 shares outstanding of the Issuer's Common Stock, $.01 par value.

                       CHROMAVISION MEDICAL SYSTEMS, INC.


                                TABLE OF CONTENTS



                                                                                                  Page
                                                                                                  ----
PART I         FINANCIAL INFORMATION

     Item 1    Financial Statements

               Condensed Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000       3

               Condensed Consolidated Statements of Operations for the three and six months ended    4
               June 30, 2001 and 2000

               Condensed Consolidated Statements of Cash Flows for the six months ended              5
               June 30, 2001 and 2000

               Notes to Condensed Consolidated Financial Statements                                  6

     Item 2    Management's Discussion and Analysis of Financial                                     8
               Condition and Results of Operations

     Item 3    Quantitative and Qualitative Disclosure about Market Risk                            10


PART II OTHER INFORMATION

     Item 2    Changes in Securities and Use of Proceeds                                            11

     Item 4    Submission of Matters to a Vote of Security Holders                                  11

     Item 6    Exhibits and Reports on Form 8-K                                                     11

SIGNATURES

PART I - ITEM 1

                       CHROMAVISION MEDICAL SYSTEMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                      JUNE 30,         DECEMBER 31,
                                                                        2001               2000
                                                                    ------------       ------------
                                     ASSETS

  Current assets:
     Cash and cash equivalents ...................................   $  2,722,163       $  9,797,698
     Accounts receivable, net ....................................        590,077            262,910
     Other .......................................................        363,748            153,522
                                                                     ------------       ------------
          Total current assets ...................................      3,675,988         10,214,130
  Property and equipment, net ....................................      4,536,467          4,453,881
  Other ..........................................................        308,776            233,535
                                                                     ------------       ------------
          Total assets ...........................................   $  8,521,231       $ 14,901,546
                                                                     ============       ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
     Accounts payable ............................................   $    573,436       $    352,447
     Accrued payroll .............................................        732,488            628,895
     Accrued liabilities .........................................        895,056            708,817
                                                                     ------------       ------------
         Total current liabilities ...............................      2,200,980          1,690,159

  Commitments and contingencies ..................................             --                 --

  Stockholders' equity:
     Series A convertible preferred stock, $.01 par value,
       authorized 7,246,000 shares, none issued and outstanding ..            -0-                -0-
     Series B convertible preferred stock, $.01 par value,
       authorized 221,850 shares, none issued and outstanding ....            -0-                -0-
     Series C convertible preferred stock, $.01 par value,
       authorized 200,000 shares, none issued and outstanding ....            -0-                -0-
     Common stock $.01 par value, authorized 50,000,000 shares, issued and outstanding 20,166,510 shares in 2001 and
       20,092,466 in 2000 ........................................        201,665            200,925
     Additional paid-in capital ..................................     63,079,841         62,648,492
     Accumulated deficit .........................................    (56,880,332)       (49,541,578)
     Accumulated other comprehensive loss ........................        (80,923)           (96,452)
                                                                     ------------       ------------
         Total stockholders' equity ..............................      6,320,251         13,211,387
                                                                     ------------       ------------
  Total liabilities and stockholders' equity .....................   $  8,521,231       $ 14,901,546
                                                                     ============       ============


     See accompanying notes to condensed consolidated financial statements.

                       CHROMAVISION MEDICAL SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                      THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                            JUNE 30,                           JUNE 30,
                                                ------------------------------      ------------------------------
                                                    2001              2000              2001              2000
                                                ------------      ------------      ------------      ------------
Revenue ......................................  $    949,423      $    337,822      $  1,897,967      $    541,718

Cost of revenue ..............................       195,080           113,762           400,808           181,037
                                                ------------      ------------      ------------      ------------

     Gross profit ............................       754,343           224,060         1,497,159           360,681
                                                ------------      ------------      ------------      ------------

Operating expenses:
   Selling, general and administrative .......     2,724,977         2,302,302         5,304,441         4,258,582
   Research and development ..................     1,780,645         1,801,696         3,697,984         3,421,177
                                                ------------      ------------      ------------      ------------

     Total operating expenses ................     4,505,622         4,103,998         9,002,425         7,679,759
                                                ------------      ------------      ------------      ------------

     Loss from operations ....................    (3,751,279)       (3,879,938)       (7,505,266)       (7,319,078)
                                                ------------      ------------      ------------      ------------

Other income .................................        51,331           180,481           166,512           428,565
                                                ------------      ------------      ------------      ------------

     Loss before income taxes ................    (3,699,948)       (3,699,457)       (7,338,754)       (6,890,513)

Income taxes .................................           -0-               -0-               -0-               -0-
                                                ------------      ------------      ------------      ------------

     Net loss ................................  $(3,699,948)      $ (3,699,457)     $ (7,338,754)     $ (6,890,513)
                                                ============      ============      ============      ============

Basic and diluted net loss per common share ..  $       (.18)     $       (.19)     $       (.36)     $       (.35)
                                                ============      ============      ============      ============

Weighted average number of common
   shares outstanding ........................    20,145,169        19,507,545        20,124,923        19,501,366
                                                ============      ============      ============      ============


     See accompanying notes to condensed consolidated financial statements.

                       CHROMAVISION MEDICAL SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                        SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                  ------------------------------
                                                                     2001               2000
                                                                  -----------       ------------
Cash flows from operating activities:
        Net loss ..............................................   $(7,338,754)      $ (6,890,513)
Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation and amortization ............................       977,922            893,712
  Changes in operating assets and liabilities:
     Accounts receivable, net .................................      (337,374)          (388,958)
     Other assets .............................................      (278,631)          (352,719)
     Accounts payable .........................................       267,120           (121,292)
     Accrued liabilities ......................................       255,522            485,345
                                                                  -----------       ------------
     Net cash used in operating activities ....................    (6,454,195)        (6,374,425)
                                                                  -----------       ------------

Cash flows from investing activities:
Maturities of investments .....................................            --          7,754,170
Purchases of investments ......................................            --         (3,886,449)
Additions to property and equipment ...........................    (1,060,813)        (1,007,969)
                                                                  -----------       ------------
     Net cash (used in) provided by investing activities ......    (1,060,813)         2,859,752
                                                                  -----------       ------------

Cash flows from financing activities:
Proceeds from exercise of stock options .......................       441,019            145,501
Offering costs ................................................        (8,930)          (130,800)
                                                                  -----------       ------------
     Net cash provided by financing activities ................       432,089             14,701
                                                                  -----------       ------------
Effect of exchange rate changes on cash and cash equivalents ..         7,384            (14,410)
     Net decrease in cash and cash equivalents ................    (7,075,535)        (3,514,382)
Cash and cash equivalents beginning of period .................     9,797,698         11,802,668
                                                                  -----------       ------------
Cash and cash equivalents end of period .......................   $ 2,722,163       $  8,288,286
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


(2)     NET LOSS PER SHARE

        Options to purchase 3,097,425 and 2,336,156 shares of common stock with an average option price of $6.21 and $6.74 were outstanding at June 30, 2001 and 2000, respectively, and were excluded from the computation of diluted net loss per share as the effect would be antidilutive.


(3)     COMPREHENSIVE LOSS

         Our total comprehensive loss is summarized as follows:

                                             Three Months Ended June 30,        Six Months Ended June 30,
                                             ----------------------------      ----------------------------
                                                 2001             2000             2001            2000
                                             -----------      -----------      -----------      -----------
Net loss ..................................  $(3,699,948)     $(3,699,457)     $(7,338,754)     $(6,890,513)
Foreign currency translation gain (loss) ..       (2,420)         (26,762)          15,529          (12,810)
                                             -----------      -----------      -----------      -----------
Comprehensive loss ........................  $(3,702,368)     $(3,726,219)     $(7,323,225)     $(6,903,323)
                                             ===========      ===========      ===========      ===========


(4)          BUSINESS SEGMENTS

        We operate in one business segment engaged in the development, manufacture and marketing of an Automated Cellular Imaging System (ACIS (TM)) designed to substantially improve the accuracy, sensitivity, and reproducibility of cell imaging.

        The following table represents our business segment information by geographic area:

                               Three Months Ended June 30,         Six Months Ended June 30,
                              -----------------------------      ----------------------------
                                  2001             2000              2001             2000
                              -----------      ------------      -----------      -----------
Net sales
  United States ............  $   837,295      $    217,337      $ 1,756,558      $   401,072
  Europe(a) ................      112,128           120,485          141,409          140,646
                              -----------      ------------      -----------      -----------
     Total net sales .......  $   949,423      $    337,822      $ 1,897,967      $   541,718
                              ===========      ============      ===========      ===========

Operating loss
  United States ............  $(3,693,957)     $ (3,809,909)     $(7,269,989)     $(7,198,484)
  Europe(a) ................      (57,322)          (70,029)        (235,277)        (120,594)
                              -----------      ------------      -----------      -----------
     Total operating loss ..  $(3,751,279)     $ (3,879,938)     $(7,505,266)     $(7,319,078)
                              ===========      ============      ===========      ===========

Identifiable assets          June 30, 2001   December 31, 2000
                             -------------   -----------------
  United States ............  $ 8,424,315      $ 14,767,927
  Europe (a) ...............       96,916           133,619
                              -----------      ------------
     Total assets ..........  $ 8,521,231      $ 14,901,546
                              ===========      ============

(a) European operations represent business activities conducted primarily in France, Germany, Italy, Austria, Switzerland and Great Britain.


(5)      STOCK TRANSACTIONS

        In January 2001, we entered into a financing agreement with VennWorks LLC providing for VennWorks to invest up to $5 million in our common stock at various dates and in amounts selected by us from March 30, 2001 through December 28, 2001 (subject to certain limitations). The price per share is based upon the average closing price of our common stock on the Nasdaq National Market during a 20-day trading period prior to our request to purchase, subject to a minimum of $7 per share and a maximum of $14 per share. In April 2001, we requested a $2 million investment from VennWorks in our common stock subject to an amended stock purchase agreement dated April 18, 2001. The agreement provides for the issuance of shares beginning on April 20, 2001 and each week thereafter through June 22, 2001 based on varying amounts of payments and subject to certain interest calculations. As of July 31, 2001 VennWorks had invested approximately $400,000 at $7 per share but has missed the balance of the remaining payments under this agreement. VennWorks has indicated that while it intends to fully meet its obligation to us, its ability to do so depends upon its obtaining additional funding. As a result of the failure to make scheduled investments, we have the right to require, after 15 days notice and a right to cure, that the entire balance be immediately invested.


(6)     SUBSEQUENT EVENTS

        On July 10, 2001 we obtained $12.5 million in additional funding through a private placement of preferred stock and warrants to seven institutional investors. Halifax Fund LP served as the lead investor of the private placement. Other investors included Safeguard Scientifics, currently our largest shareholder. UBS Warburg LLC served as exclusive placement agent for this transaction.

        The preferred stock bears a 5% cumulative annual dividend payable in cash or common stock and will be convertible into common stock at $6.57 per share, which represents 115% of the market price prior to closing. The preferred stock is required to be redeemed by us three years after issuance for the amount paid for the preferred stock plus accrued and unpaid dividends. The warrants are exercisable to purchase an aggregate of 546,615 shares at any time after issuance for a period of five years at a price of $6.86 per share.

        Under the terms of the transaction documents, the preferred stock is required to be converted into common stock if the trading price of the common stock equals or exceeds 175% of the initial conversion price for 20 out of 30 consecutive trading days occurring after the first anniversary of the purchase of the preferred stock. The conversion price of the preferred stock and the exercise price of the warrants are subject to adjustment upon the occurrence of certain events, including an adjustment after one year if the trading prices of the common stock for a designated period are less than the conversion or exercise price, but the amount of the adjusted price for the one-year adjustment cannot be less than a floor of $4.0019 per share.

PART I

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The statements contained herein regarding ChromaVision Medical Systems, Inc. include forward-looking statements that involve risks and uncertainty. Future events and our actual results could differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, the performance and acceptance of our ACIS system in the market place, our ability to establish a successful sales and marketing organization, continuation of favorable third party payer reimbursement for tests performed using our system, our ability to obtain additional financing which may be required, unanticipated expenses or liabilities or other adverse events affecting cash flow, uncertainty of success in developing any new applications, failure to obtain FDA clearance or approval for particular applications, further objections by the FDA to our reworded promotional materials, the effect of competition from companies with similar products, and dependence on third parties for collaboration in developing new tests and in distributing our systems and tests performed on the system.


OVERVIEW

        We develop, manufacture and market the ACIS(TM) automated cellular imaging system, which is designed to substantially improve the accuracy, sensitivity, and reproducibility of cell imaging. Unlike manual methods of viewing and analysis, ACIS combines proprietary, color-based imaging technology with automated microscopy to assist the pathologist in making critical medical decisions. In July 1999, the FDA granted clearance for use of the ACIS system to assist the pathologist to detect, count and classify cells of clinical interest based on recognition of cellular objects of particular color, size, and shape.


RESULTS OF OPERATIONS

Revenue and Gross Margin percentage. Revenue for the three and six months ended June 30, 2001 increased approximately $612,000 or 181% and $1.4 million or 250%, respectively, over the comparable periods in 2000 due to both an increase in ACIS placements and increased usage of the ACIS. The number of ACIS in the field generating fee-per-use charges increased 327% or 36 units from 11 to 47 systems and average monthly revenue increased to approximately $5,700 per month as compared to $4,400 for the comparable period in 2000. Our business plan focuses on placing the ACIS under a lease arrangement in which the customer is charged based on the number of tests performed, subject to a minimum monthly payment. However, occasional sales of the ACIS system are recorded primarily to research institutions. Additionally, we also sell or lease the system on a fixed rent basis in the European Community where the fee-per-use strategy is not accepted in the healthcare structure.

        Three Months Ended. System sales contributed 27% of total revenue for the three months ended June 30, 2001 as compared to 58% of total revenue for the comparable period in 2000. We anticipate system sales, as a percentage of total revenue, to continue to decrease as our fee-per-use revenue continues to grow during 2001 primarily due to an increase in the number of ACIS placements which are expected to generate fee-per-use charges. The gross margin percentage increased to 79% as compared to 66% in the same period in 2000 due to increased revenue per ACIS placement and higher ACIS system sales prices.

        Six Months Ended. System sales contributed 39% of total revenue for the six months ended June 30, 2001 as compared to 57% of total revenue for the comparable period in 2000. The gross margin percentage increased to 79% as compared to 67% in the same period in 2000 due to increased revenue per ACIS placement and higher ACIS system sales prices.

Selling, general and administrative expenses. Expenses for the three and six months ended June 30, 2001 increased approximately $423,000 or 18% and $1,046,000 or 25%, respectively, over the comparable periods in 2000. The increase is primarily due to increases in our Sales and Marketing costs related to increased staffing and continuation of our commercial launch activities for the ACIS in both the European and U.S. markets. We anticipate selling, general and administrative expenses to continue to increase in succeeding quarters as a result of increased expenditures for personnel, commissions and costs to support additional ACIS placements.

Research and development expenses. Expenses for the three and six months ended June 30, 2001 decreased approximately $21,000 or 1% and increased approximately $277,000 or 8%, respectively, over the comparable periods in 2000. The increase for the six months ended is primarily attributable to the addition of technical personnel and to an increase in funding of various clinical studies to further develop and release our menu of tests. We anticipate that research and development expenses for 2001 will be consistent with 2000 as we have achieved an appropriate level of personnel to support the development of new system capabilities and the continuation of technological advances to the ACIS.

Other income. Other income for the three and six months ended decreased approximately $129,000 or 72% and $262,000 or 61%, respectively, from the comparable periods in 2000 due to a decrease in interest earned on our lower cash balance for 2001. The lower cash balance is due to funding of operations. We anticipate other income to increase during 2001 due to the $12.5 million additional funding obtained from a private placement completed in July 2001.


UNCERTAINTIES AS TO FUTURE OPERATIONS

        The year 2000 was our first full year of commercial activity in which we focused more on marketing and sales of the ACIS system as our menu of capabilities performed with the ACIS expanded and gained commercial acceptance. We still face significant uncertainties including our ability to achieve market acceptance of the ACIS, to manufacture the system in commercial quantities and to continue to achieve satisfactory customer reimbursement from third-party payers for tests performed using the ACIS. We also face uncertainties with respect to our ability to complete development of additional tests for the ACIS. In order to mitigate the risk that any one test will not be successfully developed, we maintain a pipeline of tests in a prioritized queue so that if any one test is not successfully developed, or market feedback suggests that a test should be given a lower priority, we can align development efforts according to priority.

        Other uncertainties affecting our business include our ability to collaborate successfully with other companies on development, initiate and complete clinical trials of new products and obtain governmental approvals for the products. Lack of success in these efforts could have a material adverse effect on the future results of our operation and our ability to generate sufficient cash flow to fund operations. In November 2000, we received a Warning Letter from FDA's Center for Devices and Radiological Health (CDRH) which took issue with certain claims being made for our ACIS device. The letter questioned the basis for certain claims and whether certain uses of the device exceeded the scope of FDA's clearance of ACIS. In May 2001, we resolved those issues through a series of communications with the FDA. As a result of this resolution, we continue to market our product to physicians to detect, count and classify cells of clinical interest based on recognition of color, size and shape.


LIQUIDITY AND CAPITAL RESOURCES

        In September 2000, we completed the private placement of 560,693 shares of common stock at a price of $12.48 per share and warrants to purchase 56,070 additional shares of our common stock to two institutional investors. The warrants have a term of five years and are exercisable at the same $12.48 per share price. The net proceeds from the sale of the shares were approximately $6.7 million. In January 2001, we entered into a financing agreement with VennWorks LLC providing for VennWorks to invest up to $5 million in our common stock at various dates and in amounts selected by us from March 30, 2001 through December 28, 2001 (subject to certain limitations). The price per share is based upon the average closing price of our common stock on the Nasdaq National Market during a 20-day trading period prior to our request to purchase, subject to a minimum of $7 per share and a maximum of $14 per share. The sales of the shares are intended to be private placements under the Securities Act of 1933, although VennWorks has the right to have the shares registered under certain circumstances. The new agreement represents a restructuring of a previously announced $5 million private placement of shares with VennWorks. In April 2001, we requested a $2 million investment from VennWorks in our common stock subject to an amended stock purchase agreement dated April 18, 2001. The agreement provides for the issuance of shares beginning on April 20, 2001 and each week thereafter through June 22, 2001 based on varying amounts of investments and subject to certain interest calculations. As of July 31, 2001 VennWorks had invested approximately $400,000 at an average price of $7 per share but has missed the balance of the remaining investments under this agreement. VennWorks has indicated that while it intends to fully meet its obligation to us, its ability to do so depends upon its obtaining additional funding. As a result of the failure to make scheduled investments we have the right, after giving notice and a right to cure, to require that the entire balance be invested immediately. In July 2001, we obtained $12.5 million in additional funding through a private placement of preferred stock and warrants. Halifax Fund LP served as the lead investor in the private placement. Other investors included Safeguard Scientifics, currently our largest shareholder. See Note 6 to the Notes to the Condensed Consolidated Financial Statement for additional information concerning the private placement.

        We have an agreement with a bank for a $5 million revolving line of credit expiring May 30, 2002. The interest rate is prime less 0.25% or LIBOR plus 1.75% at our option. Currently, there are no borrowings outstanding under the line of credit. Any borrowings outstanding under the line of credit in the future will be collateralized by our investment in securities held by the bank having a market value equal to 111% of the principal balance of the loans. At June 30, 2001 we had approximately $2.7 million of cash and cash equivalents, working capital of approximately $1.5 million and no long-term debt.

        Capital expenditures for the six months ended June 30, 2001 were approximately $1.1 million and related primarily to the manufacture of the ACIS systems placed with customers. Capital expenditures are expected to total approximately $2.5 million in 2001 and are expected to be primarily related to the manufacture of the ACIS for placements with customers, although our present plans could change and this amount could be materially different. Our business plan anticipates placing these instruments with users and charging a "fee-per-use" for each use of the instrument. The manufacture of these instruments will require a significant outlay of cash for which revenues will be recognized over the lease term. We intend to fund these expenditures with our current cash resources and with the proceeds from the July 2001 private placement.

        We anticipate that existing cash resources including proceeds available from the private placement completed in July 2001 will be sufficient to satisfy our operating cash well into 2002. We expect that losses from operations and increases in working capital requirements will produce significant negative cash flows from operations for at least the next twelve months. In addition, to support our future cash needs, we intend to consider additional debt or equity financing. However there can be no assurance that any such financing will be available when needed or on terms attractive to us. If we are unable to obtain sufficient additional funds, we may have to delay, scale back or eliminate some or all of our development activities, clinical studies and/or regulatory activities or cease operations entirely.


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

PART II


ITEM 2  CHANGES IN SECURITIES AND USE OF PROCEEDS

        See Note 6 to the Notes to the Condensed Consolidated Financial Statement for additional information concerning the $12.5 million obtained in a private placement completed July 2001.


ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We held our Annual Meeting of Stockholders on June 13, 2001. At the meeting, the stockholders voted in favor of electing as directors the seven nominees named in the Proxy Statement dated May 7, 2001, in favor of approving the amended and restated 1996 Equity Compensation Plan and in favor of adopting the Employee Stock Purchase Plan.

        The number of votes were as follows:

I.      Election of Directors

                                                      For          Withheld
                                                  ----------      ---------
        Douglas S. Harrington, M.D                17,041,627        306,923
        Michael F. Cola                           16,906,583        441,967
        Richard C. E. Morgan                      16,254,118      1,094,432
        Mary Lake Polan, M.D., Ph.D               17,040,107        308,443
        Charles A. Root                           16,923,897        424,653
        Thomas R. Testman                         17,057,492        291,058
        Jon R. Wampler                            17,038,815        309,735

II.     Proposal to Approve Amended and Restated 1996 Equity Compensation Plan

            For         Against       Abstain    Broker Non-Vote
        ----------     ---------      -------    ---------------
        11,141,997     1,575,590       66,940       4,564,023

III.    Proposal to Adopt the Employee Stock Purchase Plan

            For         Against       Abstain    Broker Non-Vote
        ----------     ---------      -------    ---------------
        12,529,386      217,008        38,133       4,564,023


ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

  3.1     Certificate of Incorporation of the Company (as amended)**............
  3.2     By-laws of the Company, as amended**..................................

        (b) Report on Form 8-K

            We filed a Form 8-K with the Securities and Exchange Commission on July 12, 2001 to report obtaining $12.5 million in additional funding through a private placement of preferred stock and warrants to seven investors. No financial statements were filed with this report.

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



                                 CHROMAVISION MEDICAL SYSTEMS, INC.



DATE:   August 13, 2001          BY:  /s/  Douglas S. Harrington, M.D.
      -------------------             --------------------------------
                                      Douglas S. Harrington, M.D.
                                      Chairman of the Board and
                                      Chief Executive Officer


DATE:   August 13, 2001          BY:  /s/  Kevin C. O'Boyle
      -------------------             --------------------------------
                                     Kevin C. O'Boyle
                                     Executive Vice President Operations,
                                     Chief Financial Officer

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