Form 10-Q
period 2001-09-30
CHROMAVISION MEDICAL SYSTEMS INC
filed 2001-11-14
CIK 1038223

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For The Quarterly Period Ended September 30, 2001

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

        Yes [X] No [ ]

As of November 1, 2001 there were 20,180,061 shares outstanding of the Issuer's Common Stock, $.01 par value.

                       CHROMAVISION MEDICAL SYSTEMS, INC.

                                TABLE OF CONTENTS

                                                                                                            Page
                                                                                                            ----
PART I         FINANCIAL INFORMATION

     Item 1    Financial Statements

               Condensed Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000           3

               Condensed Consolidated Statements of Operations for the three and nine months ended
               September 30, 2001 and 2000                                                                    4

               Condensed Consolidated Statements of Cash Flows for the nine months ended
               September 30, 2001 and 2000                                                                    5

               Notes to Condensed Consolidated Financial Statements                                           6

     Item 2    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                            9

     Item 3    Quantitative and Qualitative Disclosure about Market Risk                                     11


PART II        OTHER INFORMATION

     Item 6    Exhibits and Reports on Form 8-K                                                              12

SIGNATURES                                                                                                   13

PART I -- ITEM 1

                       CHROMAVISION MEDICAL SYSTEMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                       SEPTEMBER 30,      DECEMBER 31,
                                                                           2001               2000
                                                                       ------------       ------------
                                     ASSETS
 Current assets:
    Cash and cash equivalents .......................................  $ 11,227,873       $  9,797,698
    Accounts receivable, net ........................................     1,104,160            262,910
    Other ...........................................................       290,292            153,522
                                                                       ------------       ------------
       Total current assets .........................................    12,622,325         10,214,130
 Property and equipment, net ........................................     5,057,657          4,453,881
 Other ..............................................................       388,638            233,535
                                                                       ------------       ------------
       Total assets .................................................  $ 18,068,620       $ 14,901,546
                                                                       ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
    Accounts payable ................................................  $  1,221,911       $    352,447
    Accrued payroll .................................................       637,374            628,895
    Accrued liabilities .............................................     2,072,055            708,817
                                                                       ------------       ------------
       Total current liabilities ....................................     3,931,340          1,690,159

 Commitments and contingencies ......................................          --                 --
 Convertible, redeemable preferred stock, net .......................     8,232,590                -0-

 Stockholders' equity:
    Series A convertible preferred stock, $.01 par value, authorized
      7,246,000 shares, none issued and outstanding .................           -0-                -0-
    Series B convertible preferred stock, $.01 par value, authorized
      221,850 shares, none issued and outstanding ...................           -0-                -0-
    Series C convertible preferred stock, $.01 par value, authorized
      200,000 shares, none issued and outstanding ...................           -0-                -0-
    Common stock $.01 par value, authorized 50,000,000 shares, issued and outstanding 20,180,061 shares in 2001 and
      20,092,466 in 2000 ............................................       201,801            200,925
    Additional paid-in capital ......................................    66,567,271         62,648,492
    Accumulated deficit .............................................   (60,782,122)       (49,541,578)
    Accumulated other comprehensive loss ............................       (82,260)           (96,452)
                                                                       ------------       ------------
       Total stockholders' equity ...................................     5,904,690         13,211,387
                                                                       ------------       ------------
 Total liabilities and stockholders' equity .........................  $ 18,068,620       $ 14,901,546
                                                                       ============       ============


     See accompanying notes to condensed consolidated financial statements.

                       CHROMAVISION MEDICAL SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                             SEPTEMBER 30,                       SEPTEMBER 30,
                                                   -------------------------------       -------------------------------
                                                        2001               2000               2001               2000
                                                   ------------       ------------       ------------       ------------
Revenue:
   Fee-per-use ..............................      $  1,097,157       $    211,581       $  2,259,988       $    446,237
   System sales .............................           145,031                -0-            880,167            307,062
                                                   ------------       ------------       ------------       ------------
      Total revenue .........................         1,242,188            211,581          3,140,155            753,299

Cost of revenue .............................           256,540             68,417            657,348            249,454
                                                   ------------       ------------       ------------       ------------
      Gross profit ..........................           985,648            143,164          2,482,807            503,845
                                                   ------------       ------------       ------------       ------------
Operating expenses:
   Selling, general and administrative ......         2,801,880          2,478,963          8,106,321          6,737,545
   Research and development .................         1,712,060          1,747,496          5,410,044          5,168,673
                                                   ------------       ------------       ------------       ------------
      Total operating expenses ..............         4,513,940          4,226,459         13,516,365         11,906,218
                                                   ------------       ------------       ------------       ------------
      Loss from operations ..................        (3,528,292)        (4,083,295)       (11,033,558)       (11,402,373)
                                                   ------------       ------------       ------------       ------------
Other income ................................           106,035            119,667            272,547            548,232
                                                   ------------       ------------       ------------       ------------
      Loss before income taxes ..............        (3,422,257)        (3,963,628)       (10,761,011)       (10,854,141)
Income taxes ................................               -0-                -0-                -0-                -0-
                                                   ------------       ------------       ------------       ------------
      Net loss ..............................      $ (3,422,257)      $ (3,963,628)      $(10,761,011)      $(10,854,141)
Accretion and dividends of redeemable,
   convertible preferred stock ..............          (479,533)               -0-           (479,533)               -0-
                                                   ------------       ------------       ------------       ------------
Net loss attributable to common stock .......      $ (3,901,790)      $ (3,963,628)      $(11,240,544)      $(10,854,141)
                                                   ============       ============       ============       ============
Basic and diluted net loss per common
   share ....................................      $       (.19)      $       (.20)      $       (.56)      $       (.56)
                                                   ============       ============       ============       ============
Weighted average number of common shares
   outstanding ..............................        20,170,146         19,527,727         20,140,206         19,510,185
                                                   ============       ============       ============       ============


     See accompanying notes to condensed consolidated financial statements.

                       CHROMAVISION MEDICAL SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                  -------------------------------
                                                                      2001               2000
                                                                  ------------       ------------
Cash flows from operating activities:

    Net loss ...............................................      $(10,761,011)      $(10,854,141)
Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization ..........................         1,614,555          1,439,282
   Changes in operating assets and liabilities:
    Accounts receivable, net ...............................          (850,595)               -0-
    Other assets ...........................................          (283,435)          (371,398)
    Accounts payable .......................................           864,671           (202,920)
    Accrued liabilities ....................................         1,379,151            472,871
                                                                  ------------       ------------

    Net cash used in operating activities ..................        (8,036,664)        (9,516,306)
                                                                  ------------       ------------

Cash flows from investing activities:

Maturities of investments ..................................               -0-          9,708,900
Purchases of investments ...................................               -0-         (3,886,449)
Additions to property and equipment ........................        (2,218,217)        (1,646,537)
                                                                  ------------       ------------

    Net cash (used in) provided by investing activities ....        (2,218,217)         4,175,914
                                                                  ------------       ------------

Cash flows from financing activities:

Sale of common stock .......................................               -0-          7,000,000
Offering costs .............................................            (8,939)          (298,659)
Proceeds from exercise of stock options ....................           485,011            211,991
Sale of  preferred stock ...................................        12,470,000                -0-
Issuance costs on sale of preferred stock ..................        (1,273,360)               -0-
                                                                  ------------       ------------

    Net cash provided by financing activities ..............        11,672,712          6,913,332
                                                                  ------------       ------------

Effect of exchange rate changes on cash and cash
   equivalents .............................................            12,344            (42,924)
                                                                  ------------       ------------

       Net decrease in cash and cash equivalents ...........         1,430,175          1,530,016
Cash and cash equivalents beginning of period ..............         9,797,698         11,802,668
                                                                  ------------       ------------

Cash and cash equivalents end of period ....................      $ 11,227,873       $ 13,332,684
                                                                  ============       ============
Non-cash investing activities:

Issuance of warrants relating to
    the preferred stock financing ..........................      $  2,295,162       $        -0-

Beneficial conversion feature relating to
    the preferred stock financing ..........................         1,148,421                -0-

Accretion of preferred stock ...............................          (479,533)               -0-
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

(2)     NET LOSS PER SHARE

        Options to purchase 3,108,725 and 2,384,956 shares of common stock with an average option price of $6.17 and $6.85 were outstanding at September 30, 2001 and 2000, respectively, and were excluded from the computation of diluted net loss per share as the effect would be antidilutive. For the periods ended September 30, 2001, dilutive potential common shares of approximately 1,901,256, consisting of convertible preferred stock have also been excluded from the computation of diluted income per share as their effect is anti-dilutive.

(3)     REVENUE RECOGNITION

        We place most of our instruments with users on a "fee-per-use" basis. We obtain the billing information via modem, which accesses the Automated Cellular Imaging System (ACIS (R)) database. Revenue is recognized based on the greater of actual usage fees or the minimum monthly rental fee. Under this pricing model, we will own most of the ACIS instruments that are engaged in service and, accordingly, all related depreciation and maintenance costs are expensed as incurred. For those instruments that are sold, we have adopted Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition," which requires that revenue from software arrangements be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support and installation. Revenue on product sales is recognized upon acceptance by the customer subsequent to a testing and evaluation period. Certain sales require continuing service, support and performance by us, and accordingly a portion of the revenue is deferred and recognized over the future service, support and performance period.

        Some instruments are placed through distributors in Europe who are paid commissions based on a percentage of fees paid for use of the system as the fees accrue or as the sales take place.

(4)     COMPREHENSIVE LOSS

        Our total comprehensive loss is summarized as follows:


                                                   Three Months Ended September 30,      Nine Months Ended September 30,
                                                   -------------------------------       -------------------------------
                                                       2001               2000               2001               2000
                                                   ------------       ------------       ------------       ------------
Net loss ....................................      $ (3,422,257)      $ (3,963,628)      $(10,761,011)      $(10,854,141)
Foreign currency translation gain (loss) ....            (1,337)           (19,252)            14,192            (32,062)
                                                   ------------       ------------       ------------       ------------
Comprehensive loss ..........................      $ (3,423,594)      $ (3,982,880)      $(10,746,819)      $(10,886,203)
                                                   ============       ============       ============       ============


(5)     BUSINESS SEGMENTS

        We operate in one business segment engaged in the development, manufacture and marketing of an Automated Cellular Imaging System (ACIS (TM)) designed to substantially improve the accuracy, sensitivity, and reproducibility of cell imaging.

        The following table represents our business segment information by geographic area:

                                    Three Months Ended September 30,      Nine Months Ended September 30,
                                    -------------------------------       -------------------------------
                                        2001               2000               2001               2000
                                    ------------       ------------       ------------       ------------
Net sales
  United States ..............      $  1,221,316       $    194,047       $  2,977,874       $    595,119
  Europe (a) .................            20,872             17,534            162,281            158,180
                                    ------------       ------------       ------------       ------------
     Total net sales .........      $  1,242,188       $    211,581       $  3,140,155       $    753,299
                                    ============       ============       ============       ============

Operating loss
  United States ..............      $ (3,365,876)      $ (4,077,399)      $(10,635,865)      $(11,275,883)
  Europe (a) .................          (162,416)            (5,896)          (397,693)          (126,490)
                                    ------------       ------------       ------------       ------------
     Total operating loss ....      $ (3,528,292)      $ (4,083,295)      $(11,033,558)      $(11,402,373)
                                    ============       ============       ============       ============


Identifiable assets                 September 30,      December 31,
                                        2001               2000
                                    ------------       ------------
  United States ..............      $ 17,975,255       $ 14,767,927
  Europe (a) .................            93,365            133,619
                                    ------------       ------------
     Total assets ............      $ 18,068,620       $ 14,901,546
                                    ============       ============


(a) European operations represent business activities conducted primarily in France, Germany, Italy, Austria, Switzerland and Great Britain.

(6)     STOCK TRANSACTIONS

        In January 2001, we entered into a financing agreement with VennWorks LLC providing for VennWorks to invest up to $5 million in our common stock at various dates and in amounts selected by us from March 30, 2001 through December 28, 2001 (subject to certain limitations). The price per share is based upon the average closing price of our common stock on the Nasdaq National Market during a 20-day trading period prior to our request to purchase, subject to a minimum of $7 per share and a maximum of $14 per share. VennWorks has invested $400,000 at a per share price of approximately $7 per share pursuant to this arrangement but has missed other payments due to us. As a result we accelerated the date when the entire balance of the shares were to be purchased. VennWorks failed to complete the purchase and has advised us that it does not have the funds to do so.

        On July 10, 2001 we obtained $12.5 million in additional funding through a private placement of redeemable, convertible preferred stock and warrants to seven institutional investors. Halifax Fund LP served as the lead investor of the private placement. Other investors included a subsidiary of Safeguard Scientifics, Inc., currently our largest shareholder. UBS Warburg LLC served as exclusive placement agent for this transaction.

        The preferred stock bears a 5% cumulative annual dividend payable in cash or common stock and is convertible into common stock at $6.57 per share, which represents 115% of the market price of our common stock over a designated period prior to closing. After allocating the fair value of warrants related to the preferred stock issuance, the Company accounted for the effective beneficial conversion value of $1,148,000 as a discount to the redeemable, convertible preferred stock in accordance with EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments," The discount is accreted over the redemption life of the stock. The preferred stock is required to be redeemed by us three years after issuance for the amount paid for the preferred stock plus accrued and unpaid dividends. The warrants are exercisable to purchase an aggregate of 546,615 shares of common stock at any time after issuance for a period of five years at a price of $6.86 per share, which represents 120% of the market price of our common stock over a designated period prior to closing. The Company recorded the value of warrants of $2,295,000 as a discount to the redeemable, convertible preferred stock, which is accreted over the redemption life of the stock. The issuance cost of $1,273,000 is also recorded as a discount to the redeemable, convertible preferred stock and accreted over the redemption life of the stock.

        Under the terms of the transaction documents, the preferred stock is required to be converted into common stock if the trading price of the common stock equals or exceeds 175% of the initial conversion price for 20 out of 30 consecutive trading days occurring after the first anniversary of the purchase of the preferred stock. The conversion price of the preferred stock and the exercise price of the warrants are subject to adjustment upon the occurrence of certain events, including an adjustment after one year if the trading prices of the common stock for a designated period are less than the conversion or exercise price, respectively, but the amount of the adjusted price for the one-year adjustment cannot be less than a floor of $4.0019 per share.

(7)     NEW ACCOUNTING PRONOUNCEMENTS

        In July 2001, the FASB issued SFAS No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria for intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. We are required to adopt the provisions of SFAS No. 141 immediately and SFAS No. 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that is acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. The implementation of SFAS No. 141 and SFAS No. 142 is not expected to have a material effect on our financial position or results of operations.

        In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. Since the requirement is to recognize the obligation when incurred, approaches that have been used in the past to accrue the asset retirement obligation over the life of the asset are no longer acceptable. SFAS No. 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset, i.e., the associated asset retirement costs, and to depreciate that cost over the life of the asset. The liability is increased at the end of each period to reflect the passage of time, i.e., accretion expense, and changes in the estimated future cash flows underlying the initial fair value measurement. We will adopt SFAS No. 143 for fiscal years beginning after June 15, 2002. This Statement is not expected to have a material impact on our financial reporting and related disclosures.

        In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS 144 retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. We are required and plan to adopt the provisions of SFAS 144 for the quarter ending March 31, 2002. This statement is not expected to have a material impact on our financial reporting and related disclosures.

PART I

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The statements contained herein regarding ChromaVision Medical Systems, Inc. include forward-looking statements that involve risks and uncertainty. Future events and our actual results could differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, the performance and acceptance of our ACIS system in the market place, our ability to establish a successful sales and marketing organization, continuation of favorable third party payer reimbursement for tests performed using our system, our ability to obtain additional financing which is expected to be required, unanticipated expenses or liabilities or other adverse events affecting cash flow, uncertainty of success in developing any new applications, failure to obtain FDA clearance or approval for particular applications, the effect of competition from companies with similar products, and dependence on third parties for collaboration in developing new tests and in distributing our systems and tests performed on the system.

OVERVIEW

        We develop, manufacture and market the ACIS(R) automated cellular imaging system, which is designed to substantially improve the accuracy, sensitivity, and reproducibility of cell imaging. Unlike manual methods of viewing and analysis, the ACIS combines proprietary, color-based imaging technology with automated microscopy to assist the pathologist in making critical medical decisions. In July 1999, the FDA granted clearance for use of the ACIS system to assist the pathologist to detect, count and classify cells of clinical interest based on recognition of cellular objects of particular color, size, and shape.

RESULTS OF OPERATIONS

THREE MONTHS ENDED 2001 VS. 2000

Revenue and Gross Margin percentage. Revenue for the three months ended September 30, 2001 increased approximately $1.0 million or 487% over the comparable period in 2000 due to an increase in ACIS placements, an increase in usage of the ACIS and to an increase in ACIS system sales. The number of ACIS in the field generating fee-per-use charges increased from 17 to 80, and average monthly revenue for our ACIS placements increased from $4,200 to approximately $5,600 per month over the comparable period in 2000. System sales contributed 12% of total revenue for the three months ended September 30, 2001 as compared to no revenue for the comparable period in 2000. Our business plan focuses on placing the ACIS under a lease arrangement in which the customer is charged based on the number of tests performed, subject to a minimum monthly payment. However, occasional sales of the ACIS system are made primarily to research institutions. One ACIS system, previously placed with a research customer, was converted from a lease to a sale during the current quarter. Additionally, we also sell or lease the system on a fixed rent basis in the European Community where the fee-per-use strategy is not accepted in the healthcare structure. The gross margin percentage increased to 79% as compared to 68% in the same period in 2000 due to increased revenue per ACIS placement.

Selling, general and administrative expenses. Expenses for the three months ended September 30, 2001 increased approximately $323,000 or 13% over the comparable period in 2000. The increase is primarily due to increases in our Sales and Marketing costs related to increased staffing and continued ramping up of our commercial activities for the ACIS in both the European and U.S. markets. We anticipate selling, general and administrative expenses to continue to increase in succeeding quarters as a result of increased expenditures for personnel, commissions and costs to support additional ACIS placements.

Research and development expenses. Expenses for the three months ended September 30, 2001 decreased approximately $35,000 or 2% over the comparable period in 2000. The decrease is primarily attributable to clinical trial costs. We anticipate that research and development expenses for 2001 will be consistent with 2000 as we have achieved an appropriate level of personnel to support the development of new system capabilities and the continuation of technological advances to the ACIS.

Other income. Other income for the three months ended decreased approximately $14,000 or 11% over the comparable period in 2000 due to a decrease in interest rates and a lower cash balance for 2001. The lower cash balance is due to funding of operations.

NINE MONTHS ENDED 2001 VS. 2000

Revenue and Gross Margin percentage. Revenue for the nine months ended September 30, 2001 increased approximately $2.4 million or 317% over the comparable period in 2000 and the gross margin percentage increased to 79% as compared to 67%. The increases for both of these areas are due to reasons outlined in the discussion above in the three-month results. System sales contributed approximately $880,000 or 28% of total revenue in 2001 as compared to $310,000 or 41% of total revenue in 2000. We anticipate that system sales, as a percentage of total revenue, will continue to decrease as our fee-per-use revenue continues to grow during 2001, primarily due to an increase in the number of ACIS placements.

Selling, general and administrative expenses. Expenses for the nine months ended September 30, 2001 increased approximately $1.4 million or 20%, respectively, over the comparable period in 2000. The increase is primarily due to reasons outlined in the discussion above for the three-month results. We anticipate selling, general and administrative expenses to continue to increase in succeeding quarters as a result of increased expenditures for personnel, commissions and costs to support additional ACIS placements.

Research and development expenses. Expenses for the nine months ended September 30, 2001 increased approximately $241,000 or 5% over the comparable period in 2000. The increase is primarily attributable to the addition of technical personnel. We anticipate that research and development expenses for 2001 will be consistent with 2000 as we have achieved an appropriate level of personnel to support the development of new system capabilities and the continuation of technological advances to the ACIS.

Other income. Other income for the nine months ended September 30, 2001 decreased approximately $276,000 or 50% from the comparable period in 2000 due to reasons outlined in the discussion above in the three-month results.

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

        Other uncertainties affecting our business include our ability to collaborate successfully with other companies to develop, initiate and complete clinical trials of new applications for the ACIS and obtain governmental approvals for the applications. Lack of success in these efforts could have a material adverse effect on the future results of our operation and our ability to generate sufficient cash flow to fund operations. In November 2000, we received a warning letter from FDA's Center for Devices and Radiological Health
(CDRH) which took issue with certain claims being made for our ACIS device. The letter questioned the basis for certain claims and whether certain uses of the device exceeded the scope of FDA's clearance of ACIS. In May 2001, we resolved those issues through a series of communications with the FDA. As a result of this resolution, we continue to market our product to physicians to detect, count and classify cells of clinical interest based on recognition of color, size and shape.

LIQUIDITY AND CAPITAL RESOURCES

        In September 2000, we completed the private placement of 560,693 shares of common stock at a price of $12.48 per share and warrants to purchase 56,070 additional shares of our common stock to two institutional investors. The warrants have a term of five years and are exercisable at the same $12.48 per share price. The net proceeds from the sale of the shares were approximately $6.7 million. In January 2001, we entered into a financing agreement with VennWorks LLC providing for VennWorks to invest up to $5 million in our common stock at various dates and in amounts selected by us from March 30, 2001 through December 28, 2001 (subject to certain limitations). The price per share is based upon the average closing price of our common stock on the Nasdaq National Market during a 20-day trading period prior to our request to purchase, subject to a minimum of $7 per share and a maximum of $14 per share. VennWorks has invested $400,000 at a per share price of approximately $7 per share pursuant to this arrangement but has missed other payments due to us. As a result we accelerated the date when the entire balance of the shares were to be purchased. VennWorks failed to complete the purchase and has advised us that it does not have the funds to do so.

        In July 2001, we obtained $12.5 million in additional funding through a private placement of redeemable, convertible preferred stock and warrants. Halifax Fund LP served as the lead investor in the private placement. Other investors included Safeguard Scientifics, Inc., currently our largest shareholder. See Note 6 to the Notes to the Condensed Consolidated Financial Statement for additional information concerning the private placement.

        We have an agreement with a bank for a $5 million revolving line of credit expiring May 30, 2002. The interest rate is prime less 0.25% or LIBOR plus 1.75% at our option. Currently, there are no borrowings outstanding under the line of credit. Any borrowings outstanding under the line of credit in the future will be collateralized by our investment in securities held by the bank having a market value equal to 111% of the principal balance of the loans. At September 30, 2001 we had approximately $11.2 million of cash and cash equivalents, working capital of approximately $8.7 million and no long-term debt.

        Capital expenditures for the nine months ended September 30, 2001 were approximately $2.2 million and related primarily to the manufacture of the ACIS systems placed with customers. Capital expenditures are expected to total approximately $3.2 million in 2001 and are expected to be primarily related to the manufacture of the ACIS for placements with customers, although our present plans could change and this amount could be materially different. Our business plan anticipates placing these instruments with users and charging a "fee-per-use" for each use of the instrument. The manufacture of these instruments will require a significant outlay of cash for which revenues will be recognized over the lease term. We intend to fund these expenditures with our current cash resources.

        We anticipate that existing cash resources will be sufficient to satisfy our operating cash needs well into 2002. We expect losses from operations and increases in working capital requirements will continue through most of 2002. In addition, to support our future cash needs, we intend to seek additional debt or equity financing. However there can be no assurance that any such financing will be available when needed or on terms attractive to us. If we are unable to obtain sufficient additional funds, we may have to delay, scale back or eliminate some or all of our development activities, clinical studies and/or regulatory activities or cease operations entirely.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

        Our financial instruments include cash and cash equivalents. At September 30, 2001, the carrying value of our financial instruments approximated their fair values. We do not believe that an increase in market rates would have any significant negative impact on our consolidated financial statements.

PART II

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

        3.1     Certificate of Incorporation of the Company (as amended)**

        3.2     By-laws of the Company, as amended**

        4.1 Securities Purchase Agreement dated as of July 10, 2001 by and among ChromaVision Medical Systems, Inc. and the securities purchasers named therein***

        4.2 Certificate of Designations of the Powers and Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series D 5% Cumulative Convertible Preferred Stock***

        4.3 Registration Rights Agreement entered into as of July 2001 by and between ChromaVision Medical Systems, Inc. and the securities purchasers named therein***

        4.4 Form of Common Stock Purchase Warrant entered into by ChromaVision Medical Systems, Inc. with each of the securities purchasers named in Exhibit 4.1*** [Note: the warrant issued to Safeguard Delaware, Inc. omits Sections 18 (a) through (c).]

        (b) Report on Form 8-K

               None.

*       Filed herewith.

** Filed on April 30, 1997 as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-26129) and incorporated by reference.

*** Filed on July 12, 2001 as an exhibit to the Company's Current Report on Form 8-K and incorporated by reference.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CHROMAVISION MEDICAL SYSTEMS, INC.

DATE: November 14, 2001           BY:  /s/  Douglas S. Harrington, M.D.
      -----------------                --------------------------------
                                       Douglas S. Harrington, M.D.
                                       Chairman of the Board and
                                       Chief Executive Officer

DATE: November 14, 2001           BY:  /s/  Kevin C. O'Boyle
      -----------------                ---------------------
                                       Kevin C. O'Boyle
                                       Executive Vice President Operations,
                                       Chief Financial Officer