Form 10-Q
period 2002-03-31
CHROMAVISION MEDICAL SYSTEMS INC
filed 2002-05-15
CIK 1038223

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______________________ to _____________

COMMISSION FILE NUMBER 0-1000

CHROMAVISION MEDICAL SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	75-2649072

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

33171 PASEO CERVEZA

SAN JUAN CAPISTRANO, CA	92675

(Address of principal executive offices)	(Zip code)

(949) 443-3355

(Registrant’s telephone number, including area code)

NOT APPLICABLE

(Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

         Yes No

As of May 8, 2002 there were 20,278,843 shares outstanding of the Issuer’s Common Stock, $.01 par value.

CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

		Page

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001	3

	Condensed Consolidated Statements of Operations for the three months ended	4
	March 31, 2002 and 2001

	Condensed Consolidated Statements of Cash Flows for the three months ended	5

	March 31, 2002 and 2001

	Notes to Condensed Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial	9

	Condition and Results of Operations

Item 3	Quantitative and Qualitative Disclosures About Market Risk	11

PART II	OTHER INFORMATION

Item 6	Exhibits and Reports on Form 8-K	12

SIGNATURES		14

         PART I – Item 1

CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Unaudited)

Assets

	March 31,	December 31,
	2002	2001

Current assets:

Cash and cash equivalents	2,897,377	7,401,078

Accounts receivable, net	1,847,954	1,738,497

Other	399,085	157,071

Total current assets	5,144,416	9,296,646

Property and equipment, net	5,118,748	5,251,149

Other	667,370	517,426

Total assets	10,930,534	15,065,221

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:

Accounts payable	738,896	832,439

Accrued payroll	725,139	759,012

Accrued liabilities	870,369	1,349,495

Investment banking fee payable	—	1,000,000

Total current liabilities	2,334,404	3,940,946

Series D redeemable convertible preferred stock, $1,000 par value, 12,500 shares authorized, issued and outstanding in 2002 and in 2001	8,937,670	8,567,371

Commitments and contingencies

Stockholders’ equity:

Series C convertible preferred stock, $.01 par value, authorized 200,000 shares, none issued and outstanding	—	—

Common stock $.01 par value, authorized 50,000,000 shares, issued and outstanding 20,278,515 shares in 2002 and 20,188,425 in 2001	202,785	201,884

Additional paid-in capital	66,982,347	66,631,637

Accumulated deficit	(67,439,739)	(64,188,809)

Accumulated other comprehensive loss	(86,933)	(87,808)

Total stockholders’ equity (deficit)	(341,540)	2,556,904

Total liabilities and stockholders’ equity	10,930,534	15,065,221

See accompanying notes to condensed consolidated financial statements.

CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Revenue:

Fee per use	$1,717,069	$471,544

System sales	73,500	477,000

Total revenue	1,790,569	948,544

Cost of revenue	391,885	205,728

Gross profit	1,398,684	742,816

Operating expenses:

Selling, general and administrative	2,616,113	2,579,464

Research and development	1,529,253	1,917,339

Total operating expenses	4,145,366	4,496,803

Loss from operations	(2,746,682)	(3,753,987)

Other income:

Interest income, net	22,300	112,274

Other income	—	2,907

Total other income	22,300	115,181

Loss before income taxes	(2,724,382)	(3,638,806)

Income taxes	—	—

Net loss	(2,724,382)	(3,638,806)

Accretion of and dividends on redeemable, convertible preferred stock	(526,548)	—

Net loss attributable to common stock	$(3,250,930)	$(3,638,806)

Basic and diluted net loss per common share	$(.16)	$(.18)

Weighted average number of common shares outstanding	20,274,109	20,104,622

See accompanying notes to condensed consolidated financial statements.

CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Cash flows from operating activities:

Net loss	$(2,724,382)	$(3,638,806)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	688,556	533,267

Changes in operating assets and liabilities:

Accounts receivable	(113,116)	(313,612)

Other assets	(392,146)	(282,175)

Accounts payable	(93,043)	152,243

Accrued payroll	(33,585)	(574)

Investment banking fee	(1,000,000)	—

Accrued liabilities	(338,679)	149,802

Net cash used in operating activities	(4,006,395)	(3,399,855)

Cash flows from investing activities:

Additions to property and equipment	(556,155)	(424,358)

Net cash used in investing activities	(556,155)	(424,358)

Cash flows from financing activities:

Proceeds from exercise of stock options and issuance of stock under employee stock purchase plan	56,271	41,019

Offering costs	—	(8,930)

Net cash provided by financing activities	56,271	32,089

Effect of exchange rate changes on cash and cash equivalents	2,578	16,247

Net decrease in cash and cash equivalents	(4,503,701)	(3,775,877)

Cash and cash equivalents beginning of period	7,401,078	9,797,698

Cash and cash equivalents end of period	$2,897,377	$6,021,821

Supplemental disclosure of cash flow information:

Non-cash investing and financing activities:

Issuance of common stock in lieu of cash for preferred stock dividend payable	$295,340	$—

Accretion of preferred stock dividend	$156,249	$—

Accretion of preferred stock	$370,299	$—

         See accompanying notes to condensed consolidated financial statements.

CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1) BASIS OF PRESENTATION

These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2001 annual report filed on Form 10-K with the Securities and Exchange Commission.

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

(2) NET LOSS PER SHARE

Options to purchase 3,476,650 and 2,752,250 shares of common stock with a weighted average option price of $5.86 and $6.49 were outstanding at March 31, 2002 and 2001, respectively, and were excluded from the computation of diluted net loss per share as the effect would be antidilutive. For the period ended March 31, 2002, dilutive potential common shares of approximately 1,901,256 issuable upon conversion of convertible preferred stock and 541,615 shares issuable upon exercise of related warrants have also been excluded from the computation of diluted income per share as their effect is anti-dilutive. The terms of the preferred stock and warrants require a reduction in the conversion and exercise price, respectively, to the volume weighted average sale price of the common stock on the Nasdaq National Market during the 15 trading days prior to July 10, 2002, but in no event will the conversion price be less than $4.0019 per share. If the maximum reduction occurred, the number of shares issuable upon conversion of the preferred stock would be 3,123,516 and the number of shares issuable upon exercise of the warrants would be 935,340.

(3) CURRENCY TRANSLATION

The financial position and results of operations of our foreign subsidiaries are generally determined using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each quarter-end. Income statement accounts are translated at the average rate of exchange prevailing during the period.

(4) COMPREHENSIVE LOSS

         Our total comprehensive loss is summarized as follows:

	Three Months Ended March 31,

	2002	2001

Net loss	$(2,724,382)	$(3,638,806)

Foreign currency translation gain	875	17,949

Comprehensive loss	$(2,723,507)	$(3,620,857)

(5) BUSINESS SEGMENTS

We operate primarily in one business segment engaged in the development, manufacture and marketing of an automated cellular imaging system which is designed to assist physicians in making critical medical decisions.

         The following table represents business segment information by geographic area:

	Three Months Ended March 31,

	2002	2001

Net sales

United States	$1,698,479	$919,263

Europe (a)	92,090	29,281

Total net sales	$1,790,569	$948,544

Operating loss

United States	$(2,681,463)	$(3,576,032)

Europe (a)	(65,219)	(177,955)

Total operating loss	$(2,746,682)	$(3,753,987)

	March 31,	December 31,

Identifiable assets	2002	2001
United States	$10,688,882	$14,814,642

Europe (a)	241,652	250,579

Total assets	$10,930,534	$15,065,221

(a)	European operations represent business activities conducted primarily in Germany, Great Britain, Switzerland and France.

(6) NEW ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the Disposal of a Segment of a Business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, Goodwill and Other Intangible Assets. We adopted SFAS No. 144 effective January 1, 2002. Adoption of SFAS No. 144 did not have any effect on our financial position or results of operations.

(7) STOCK TRANSACTIONS

On July 10, 2001, we obtained $12.5 million in additional funding through a private placement of redeemable, convertible preferred stock and warrants to seven institutional investors. The investors included a subsidiary of Safeguard Scientifics, Inc., currently our largest shareholder.

The preferred stock bears a 5% cumulative annual dividend payable in cash or common stock and is convertible into common stock at $6.57 per share. The number of shares of common stock presently issuable upon conversion of the preferred stock is 1,901,256, but that number is subject to adjustment corresponding to adjustments in the conversion price. The preferred stock is required to be redeemed by us three years after issuance for the amount paid for the preferred stock plus accrued and unpaid dividends. The warrants are exercisable to purchase an aggregate of 546,615 shares of common stock at any time after issuance for a period of five years at a price of $6.86 per share, which represents 120% of the market price of our common stock over a designated period prior to closing. The number of shares issuable upon exercise of the warrants is subject to adjustment corresponding to adjustments on the exercise price. The Company allocated the total amount paid by the investors, net of issuance costs, between the preferred stock, the fair market value of the warrants and the intrinsic value of the conversion feature of the preferred stock. The fair market value of the warrants was determined to be approximately $2,295,000 (using the Black Sholes valuation model). The remaining net amount paid by the investors divided by the number of shares issuable upon conversion of the preferred stock is the effective conversion price of the preferred, and the difference between the fair market value of the common stock on the date of issuance of the preferred and the effective conversion price is the intrinsic value of the conversion feature, which amounted to $1,148,421. The fair market value of the warrants and the intrinsic value of the conversion feature are allocated to paid-in-capital and are accreted (amortized) over the three year period prior to mandatory redemption of the preferred stock. The issuance costs of approximately $1,197,000 are also recorded as a discount to the preferred stock and are accreted over the three-year redemption period.

Under the terms of the transaction documents, the preferred stock is required to be converted into common stock if the trading price of the common stock equals or exceeds 175% of the initial conversion price for 20 out of 30 consecutive trading days occurring after the first anniversary of the purchase of the preferred stock. The conversion price of the preferred stock and the exercise price of the warrants are subject to adjustment upon the occurrence of certain events, including an adjustment after one year if the current volume weighted average trading price of the common stock for the fifteen trading days prior to July 10, 2002 is less than the conversion or exercise price, respectively, but the amount of the adjusted price for the one-year adjustment cannot be less than a floor of $4.0019 per share.

PART I - Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods presented. Therefore, on an ongoing basis, we evaluate our estimates, including those provisions for bad debts, reserves for ACIS systems and ACIS in progress, valuation of the conversion feature of the Series D Convertible Preferred Stock and valuation of the related warrants and other obligations.

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

The conversion price of the preferred stock and the exercise price of the related warrants are subject to adjustment upon the occurrence of certain events, including adjustment after one year if the current average trading price of the common stock for a designated period is less than a floor of $4.0019 per share. A reduction of the conversion price of the preferred stock or the exercise price of the warrants will result in an increase in the number of shares issuable upon conversion of the preferred or upon exercise of the warrants and an additional amount allocated to paid-in capital and an increase in the accretion to preferred stock.

We place most of our instruments with users on a “fee-per-use” basis. We obtain the billing information via modem, which accesses the ACIS database. Revenue is recognized based on the greater of actual usage fees or the minimum monthly rental fee. Under this pricing model, we own most of the ACIS instruments that are engaged in service and, accordingly, all related depreciation and maintenance costs are expensed as incurred. For those instruments that are sold, we have adopted Statement of Position 97-2 (SOP 97-2), “Software Revenue Recognition,” which requires that revenue from software arrangements be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support and installation. Revenue on system sales is recognized upon acceptance by the customer subsequent to a testing and evaluation period. Certain sales require continuing service, support and performance by us, and accordingly a portion of the revenue is deferred and recognized over the future service, support and performance period.

Some instruments are placed through distributors in Europe who are paid commissions based on a percentage of fees paid for use of the system as the fees accrue or as the sales take place.

Three Months Ended March 31, 2002 Compared with Three Months Ended March 31, 2001

Revenue and Gross Margin Percentage. Revenue increased approximately $842,000 or 89% over the comparable period in 2001 due to an increase in ACIS placements and an increase in usage of the ACIS. The number of accounts in the field generating fee-per-use revenue increased from 30 to 118, and average monthly revenue for our full ACIS accounts increased from $5,500 to approximately $6,200 per month over the comparable period in 2001. System sales contributed 4% of total revenue for 2002 as compared to 50% for the comparable period in 2001. Our business plan focuses on placing the ACIS under a lease arrangement in which the customer is charged based on the number of tests performed, subject to a minimum monthly payment. However, occasional sales of the ACIS system are made to strategic research institutions. Additionally, we also sell or lease the system on a fixed rent basis in the European Community where the fee-per-use strategy is not accepted in the healthcare structure. One used system was sold in Europe in 2002 compared to three new systems sold in the United States for the same period in 2001. Revenue from system sales can fluctuate significantly principally because of the limited number of system sales. The gross margin percentage remained unchanged at 78% from the same period in 2001.

Selling, general and administrative expenses. Expenses increased approximately $37,000 or 1% over the comparable period in 2001. Although we increased our sales force in March 2002 from 12 to 18, we anticipate selling, general and administrative expenses for 2002 to continue to remain comparable to 2001 due to a reduction in administrative and facilities costs.

Research and development expenses. Expenses decreased approximately $388,000 or 20% over the comparable period in 2001. We anticipate that research and development expenses for the remainder of 2002 will be consistent with 2001 as we have achieved an appropriate level of personnel to support the development of new system capabilities and the continuation of technological advances to the ACIS.

Other income. Other income for the three months ended March 31, 2002 decreased approximately $93,000 or 81% over the comparable period in 2001 due to a lower cash balance for 2002. The lower cash balance is due to funding of operations.

Uncertainties as to Future Operations

The year 2000 was our first full year of commercial activity in which we focused primarily on marketing and sales of the ACIS system as our menu of capabilities performed with the ACIS expanded and gained commercial acceptance. Although we have experienced consistent and on-going revenue growth, we still face significant uncertainties including those discussed below under “Liquidity and Capital Resources,” our ability to achieve market acceptance of the ACIS, to manufacture the system in commercial quantities and to continue to achieve satisfactory customer reimbursement from third-party payers for tests performed using the ACIS. We also face uncertainties with respect to our ability to complete development of additional tests for the ACIS. In order to mitigate the risk that any one test will not be successfully developed, we maintain a pipeline of tests in a prioritized queue so that if any one test is not successfully developed, or market feedback suggests that a test should be given a lower priority, we can align development efforts according to priority.

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

Liquidity and Capital Resources

We have an agreement with a bank for a $5 million revolving line of credit expiring on May 30, 2002. The interest rate is prime less

0.25% or LIBOR plus 1.75% at our option. Currently, there are no borrowings outstanding under the line of credit. Any borrowings outstanding under the line of credit in the future will be collateralized by our investment in securities held by the bank having a market value equal to 111% of the principal balance of the loans. We do not intend to extend the revolving line of credit. At March 31, 2002 we had approximately $2.9 million of cash and cash equivalents, working capital of approximately $2.8 million and no long-term debt. Our ability to continue operations at present levels depends upon our obtaining additional financing during the second quarter of 2002. We are also obligated to redeem our outstanding Series D Convertible Preferred Stock for $12,500,000 plus any accrued and unpaid dividends in July 2004 unless the preferred shares are converted into common shares. Any such redemption is likely to require additional financing. In March 2002, Safeguard Scientifics, Inc. indicated its intention to support ChromaVision, as needed, under mutually acceptable terms, until at least December 31, 2002. We cannot assure you that any such support in the form of additional financing will be made available to ChromaVision by Safeguard or that the terms of any such financing will be favorable or acceptable to ChromaVision.

Capital expenditures for the three months ended March 31, 2002 were approximately $556,000 and related primarily to the manufacture of the ACIS systems placed with customers. Capital expenditures are expected to total approximately $6 million in 2002 and are expected to be primarily related to the manufacture of the ACIS for placements with customers, although our present plans could change and this amount could be materially different. Our business plan anticipates placing these instruments with users and charging a “fee-per-use” for each use of the instrument. The manufacture of these instruments will require a significant outlay of cash for which revenues will be recognized over the lease term. We expect that losses from operations and increases in working capital requirements will continue through 2002. However, we expect our operating losses in 2002 to significantly decrease due to additional ACIS placements. To support our immediate and future cash needs, we are seeking additional debt and equity financing. However there can be no assurance that any such financing will be available when needed or on terms attractive to us. If we are unable to obtain sufficient additional funds, we will have to delay, scale back or eliminate some or all of our development activities, clinical studies and/or regulatory activities or cease operations entirely. Any such new financing could result in a reduction of the Series D Convertible Preferred Stock under the applicable anitidilution provisions, a reduction in the exercise price of the related warrants, a corresponding increase in the number of shares issuable upon any such conversion or exercise and dilution to other stockholders.

We have no off-balance sheet arrangements that provide financing, liquidity or market or credit risk support or involve leasing, hedging, research and development services for our business or other similar arrangements that may expose us to liability that is not expressly reflected in the financial statements, except for facilities and an automobile lease.

At December 31, 2001 and March 31, 2002, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

         Historically, we invested excess cash in short-term debt securities that are intended to be held to maturity. These short-term investments typically have various maturity dates, which do not exceed one year. We had no short-term investments as of March 31, 2002.

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

         Changes in foreign exchange rates, and in particular a strengthening of the U.S. dollar, may negatively affect our consolidated sales and gross margins as expressed in U.S. dollars. To date, we have not entered into any foreign exchange contracts to hedge our exposure to foreign exchange rate fluctuations. However, as our international operations grow, we may enter into such arrangements in the future. Effective January 1, 2002, our foreign sales are denominated in Euros. Foreign currency-denominated sales have not been significant.

PART II

Item 6- Exhibits and Reports on Form 8-K

         (a)  Exhibits

3.1	Certificate of Incorporation of the Company (as amended)(a)

3.2	Certificate of Designations of Series C Preferred Stock(b)

3.3	Certificate of Designations of the Powers and Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series D 5% Cumulative Convertible Preferred Stock(c)

3.4	By-laws of the Company, as amended (a)

10.1	Agreement dated February 2002 between Halifax Fund, L.P. and the Company (with schedule indicating differences between this Agreement and those nearly identical agreements entered into with each of the other parties to the Securities Purchase Agreement dated as of July 10, 2001 by and among the Company and the securities purchasers named therein (c)(d)

(b)	Report on Form 8-k

None.

(a)	Filed on April 30, 1997 as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-26129) and incorporated by reference.

(b)	Filed on March 12, 1999 as an exhibit to the Company’s Current Report on Form 8-K and incorporated by reference.

(c)	Filed on July 12, 2001 as an exhibit to the Company’s Current Report on Form 8-K and incorporated by reference.

(d)	Filed on April 2, 2002 as an exhibit to the Company’s Annual Report on Form 10-K and incorporated by reference.

SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHROMAVISION MEDICAL SYSTEMS, INC.

DATE: May 15, 2002	BY: /s/ Carl W. Apfelbach Carl W. Apfelbach Chief Executive Officer

DATE: May 15, 2002	BY: /s/ Kevin C. O’Boyle Kevin C. O’Boyle Chief Operating Officer and Chief Financial Officer