Form 10-Q
period 2002-06-30
CHROMAVISION MEDICAL SYSTEMS INC
filed 2002-08-14
CIK 1038223

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________________ to ___________________

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

     Yes [X]       No [   ]

As of August 7, 2002 there were 25,323,199 shares outstanding of the Issuer’s Common Stock, $.01 par value.

CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

PART I — Item 1

CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Unaudited)

Assets

	June 30,	December 31,
	2002	2001

Current assets:
Cash and cash equivalents	$6,418,440	$7,401,078
Accounts receivable, net	1,970,571	1,738,497
Other	254,764	157,071

Total current assets	8,643,775	9,296,646
Property and equipment, net	4,919,788	5,251,149
Other	733,294	517,426

Total assets	$14,296,857	$15,065,221

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$325,949	$832,439
Accrued payroll	950,831	759,012
Accrued liabilities	696,042	1,349,495
Investment banking fee payable	—	1,000,000

Total current liabilities	1,972,822	3,940,946

Series D redeemable convertible preferred stock, $1,000 par value, 12,500 shares, authorized, outstanding 11,230 shares in 2002 and 12,500 shares in 2001	8,359,429	8,567,371
Commitments and contingencies
Stockholders’ equity:
Series C convertible preferred stock, $.01 par value, authorized 200,000 shares, none issued and outstanding	—	—
Common stock $.01 par value, authorized 50,000,000 shares, issued and outstanding 25,323,099 shares in 2002 and 20,188,425 shares in 2001	253,231	201,884
Additional paid-in capital	74,599,717	66,631,637
Accumulated deficit	(70,811,489)	(64,188,809)
Accumulated other comprehensive loss	(76,853)	(87,808)

Total stockholders’ equity	3,964,606	2,556,904

Total liabilities and stockholders’ equity	$14,296,857	$15,065,221

See accompanying notes to condensed consolidated financial statements.

CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenue:
Fee per use	$2,147,979	$691,287	$3,865,048	$1,162,831
System sales	45,853	258,136	119,353	735,136

Total revenue	2,193,832	949,423	3,984,401	1,897,967
Cost of revenue	392,286	195,080	784,171	400,808

Gross profit	1,801,546	754,343	3,200,230	1,497,159

Operating expenses:
Selling, general and administrative	2,819,528	2,724,977	5,435,641	5,304,441
Research and development	1,524,957	1,780,645	3,054,210	3,697,984

Total operating expenses	4,344,485	4,505,622	8,489,851	9,002,425

Loss from operations	(2,542,939)	(3,751,279)	(5,289,621)	(7,505,266)

Other income	13,989	51,331	36,289	166,512

Loss before income taxes	(2,528,950)	(3,699,948)	(5,253,332)	(7,338,754)
Income taxes	—	—	—	—

Net loss	(2,528,950)	(3,699,948)	(5,253,332)	(7,338,754)
Accretion of and dividends on redeemable, convertible preferred stock	(842,800)	—	(1,369,348)	—

Net loss attributable to common stock	$(3,371,750)	$(3,699,948)	$(6,622,680)	$(7,338,754)

Basic and diluted net loss per common share	$(.16)	$(.18)	$(.29)	$(.36)

Weighted average number of common shares outstanding	21,166,647	20,145,169	23,043,709	20,124,923

See accompanying notes to condensed consolidated financial statements.

CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(5,253,332)	$(7,338,754)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,335,483	977,922
Changes in operating assets and liabilities:
Accounts receivable, net	(221,974)	(337,374)
Other assets	(305,629)	(278,631)
Accounts payable	(507,338)	267,120
Accrued payroll	189,729	103,593
Investment banking fee payable	(1,000,000)	—
Accrued liabilities	(347,536)	151,929

Net cash used in operating activities	(6,110,597)	(6,454,195)

Cash flows from investing activities:
Additions to property and equipment	(1,004,123)	(1,060,813)

Net cash used in investing activities	(1,004,123)	(1,060,813)

Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of stock under employee stock purchase plan	82,837	441,019
Sale of common stock	6,425,021	—
Offering costs	(377,685)	(8,930)

Net cash provided by financing activities	6,130,173	432,089

Effect of exchange rate changes on cash and cash equivalents	1,909	7,384
Net increase (decrease) in cash and cash equivalents	(982,638)	(7,075,535)
Cash and cash equivalents beginning of period	7,401,078	9,797,698

Cash and cash equivalents end of period	$6,418,440	$2,722,163

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Issuance of common stock in lieu of cash for preferred stock dividend payable	$590,680	$—
Accretion of preferred stock dividend	$307,290	$—
Accretion of preferred stock	$1,062,058	$—

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

(2) NET LOSS PER SHARE

Options to purchase 3,451,382 and 3,097,425 shares of common stock with a weighted average option price of $5.83 and $6.21 were outstanding at June 30, 2002 and 2001, respectively, and were excluded from the computation of diluted net loss per share as the effect would be antidilutive. For the six month period ended June 30, 2002, dilutive potential common shares of approximately 2,955,745 issuable upon conversion of convertible preferred stock and 546,615 shares issuable upon exercise of related warrants have also been excluded from the computation of diluted loss per share as their effect is antidilutive. See Note 7 to the Notes to Condensed Consolidated Financial Statements regarding the agreement with Safeguard Delaware, Inc. pursuant to which, at June 30, 2002, Safeguard had invested $6,425,021 in exchange for 4,053,641 shares of our Common Stock, had agreed to invest and additional $574,979 in exchange for our Common Stock and had acquired 10,370 of the 12,500 outstanding shares of our Series D Cumulative Convertible Preferred Stock (the “Series D Preferred Stock).

(3) CURRENCY TRANSLATION

The financial position and results of operations of our foreign subsidiaries are generally determined using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at the balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing during the period.

(4) COMPREHENSIVE LOSS

     Our total comprehensive loss is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Net loss	$(2,528,950)	$(3,699,948)	$(5,253,332)	$(7,338,754)
Foreign currency translation adjustment	10,080	(2,420)	10,955	15,529

Comprehensive loss	$(2,518,870)	$(3,702,368)	$(5,242,377)	$(7,323,225)

(5) BUSINESS SEGMENTS

We operate in one business segment engaged in the development, manufacture and marketing of an automated cellular imaging system (ACIS®) designed to substantially improve the accuracy, sensitivity, and reproducibility of cell imaging and analysis.

     The following table represents our business segment information by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Net sales
United States	$2,139,516	$837,295	$3,837,995	$1,756,558
Europe(a)	54,316	112,128	146,406	141,409

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Total net sales	2,193,832	$949,423	3,984,401	$1,897,967

Operating loss
United States	$(2,421,608)	$(3,693,957)	$(5,103,071)	$(7,269,989)
Europe(a)	(121,331)	(57,322)	(186,550)	(235,277)

Total operating loss	$(2,542,939)	$(3,751,279)	$(5,289,621)	$(7,505,266)

Identifiable assets	June 30, 2002	December 31, 2001

United States	14,046,072	14,814,642
Europe(a)	250,785	250,579

Total assets	14,296,857	15,065,221

(a) European operations represent business activities conducted primarily in France, Germany, Switzerland and Great Britain.

(6) NEW ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations— Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for The Disposal of a Segment of a Business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, Goodwill and Other Intangible Assets. We adopted SFAS No. 144 effective January 1, 2002. Adoption of SFAS No. 144 did not have any effect on our financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activities. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. As the Company has elected not to adopt provisions of SFAS No. 146 until the adoption date, the Company cannot determine the potential effects that adoption of SFAS No. 146 will have on our consolidated financial statements.

(7) STOCK TRANSACTIONS

On July 10, 2001, we obtained $12.5 million in additional funding through a private placement of our Series D Preferred Stock and warrants to seven institutional investors. The investors included Safeguard Delaware, Inc. (“Safeguard”), a subsidiary of Safeguard Scientifics, Inc., currently the largest beneficial owner of our Common Stock.

On June 13, 2002 we announced the signing of a number of separate agreements pursuant to which Safeguard agreed to:

•	purchase an aggregate of 4,416,404 shares of our Common Stock for $7 million, or $1.585 per share;

•	acquire 10,730 of the 12,500 outstanding shares of our Series D 5% Cumulative Convertible Preferred Stock ( the “Series D Preferred Stock”) from six institutional investors; and

•	guarantee up to $3 million in additional debt financing for our company.

Of the 4,416,404 shares to be purchased, 4,053,641 were purchased on June 13, 2002 and 100 were purchased on July 11, 2002 for an aggregate of $6,425,180. The purchase of the remaining 362,663 shares is subject to our obtaining stockholder approval of that issuance and certain related matters at a special meeting of our stockholders scheduled for August 28, 2002.

Safeguard has agreed to convert the 10,730 shares of Series D Preferred Stock acquired by it as well as the additional 500 shares it already owned if, at the special meeting, the stockholders approve the issuance of shares upon such conversion, as dividends on the Series D Preferred Stock and upon exercise of related warrants in excess of an existing limitation which cannot be exceeded without such stockholder approval and if certain other conditions are satisfied. Such conversion will result in a significant charge to income attributable to Common Stock. If the conversion had occurred on June 30, 2002, the charge would have been approximately $2.9 million. The remaining 1,270 shares of Series D Preferred Stock that were outstanding were converted into 819,290 shares of Common Stock after the purchase of the Common Stock from our company on June 13, 2002 which resulted in a charge to income attributable to Common Stock. We have reduced the exercise price of warrants to purchase 524,750 shares of our Common Stock held by six institutional holders of the Series D Preferred Stock (excluding Safeguard) from $6.8604 to $2 per share. The exercise price of a similar warrant held by Safeguard to purchase 21,865 shares was reduced to $4.0019 per share in accordance with the terms of the warrant.

If the stockholders do not approve the issuance of shares in connection with the Series D Preferred Stock and related warrants in excess of the limit referred to above, we will be obligated to buy back the shares of Series D Preferred Stock which cannot be converted and the related warrants which cannot be exercised. The purchase price for those securities is to be determined pursuant to a complex formula that depends on future trading prices of our Common Stock, but if the obligation to purchase the securities had arisen and been satisfied on July 1, 2001, the amount payable would have been approximately $8,871,000.

The $3 million in additional equity financing has not yet been obtained. The Company is in discussions with potential lenders and believes that, with the Safeguard guarantee, it will be able to obtain the financing, although there remains uncertainty as to whether or not the financing will be obtained.

We have also agreed to issue Safeguard a warrant to purchase up to 975,000 additional shares of our Common Stock in the event any presently outstanding options or warrants to purchase our Common Stock are exercised. The exercise price payable by Safeguard under the warrant would equal the exercise price of the existing options or warrants being exercised. We have also entered into a right of first refusal and entered into certain other agreements intended to protect Safeguard against dilution from future issuances of our Common Stock.

Prior to our entering into these transactions with Safeguard, Safeguard and its affiliates owned beneficially 6,556,672 shares of our Common Stock, or approximately 32% of the number of shares beneficially owned (calculated in accordance with a rule of the Securities and Exchange Commission). As a result of the transaction, assuming that our stockholders approve the matters to be considered at the special meeting and that the remaining outstanding shares of Series D Preferred Stock are converted, Safeguard and its affiliates will beneficially own 18,169,381 shares of our Common Stock. In addition Safeguard has acquired beneficial ownership of an additional 375,258 shares in an unrelated transaction, which means that Safeguard’s percentage of beneficial ownership after the transactions would be 56.4%. As a result, Safeguard will have the power to elect all of the directors of our company. We have also given Safeguard contractual rights which will enable it to exercise significant control over our company.

(8) RISKS DUE TO RELIANCE ON ONE ACCREDITED LABORATORY

During 2001 we entered into a co-marketing agreement with a full-service, national reference laboratory. The laboratory is an accredited ACIS imaging center that services remote pathology ACIS users by performing the technical component of analysis. The laboratory provides staining services and ACIS image scanning to hospital-based pathologists who then use their own ACIS remote viewing system to assist them in interpreting the digital images. The laboratory also performs the interpretation function (known as the professional component) for some customers. A significant portion of our revenue is derived from the services provided by the laboratory acting as our only accredited ACIS imaging center. Revenue related to the use by customers of our remote viewing stations in situations where the laboratory has performed the technical component of the analysis approximated $335,000 or 15% of our total revenue for the second quarter of 2002. In addition, revenue provided by the laboratory as an ACIS customer approximated 12% of our total revenue for the second quarter. As of June 30, 2002 the laboratory accounted for 23% of our accounts receivable balance or approximately $450,000 of which approximately $200,000 of that balance was past due for an average of approximately 40 days. A weekly payment plan was put in place during the second quarter of 2002 and the laboratory was current in its payments under the plan at June 30, 2002. We anticipate that the receivables balance from this account will grow to approximately $550,000 before this laboratory receives its financing. The existing accredited laboratory has indicated that its financing is expected in September 2002, but we cannot be sure that any such financing will be available. The loss of this customer and the delay or interruption in our remote imaging laboratory service would have a material adverse effect on the Company’s financial condition and results of operations. In accordance with our original plan for the ChromaVision remote imaging program, we plan to expand our network of imaging laboratory providers by adding a second accredited imaging laboratory that could service our customers if the existing accredited laboratory is unable to do so.

Although we expect to finalize such an agreement during the third quarter of 2002, there is uncertainty as to whether we will be able to do so.

PART I

Item 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements throughout this Quarterly Report describing our plans, goals, strategies, intentions, expectations and anticipated events are forward-looking statements. Important factors which could cause actual results to differ materially from those described in such forward-looking statements include the following (in addition to those specifically mentioned elsewhere in this Report): commercialization of our products is dependent on acceptance by the medical community and continued receipt of satisfactory reimbursement from third-party payers; any future success depends upon our ability to expand our sales and marketing organization; we will require additional financing for our business, and it is uncertain whether the financing will be available on favorable terms or at all; we may encounter unanticipated expenses, liabilities or other adverse events affecting cash flow; our ability to develop new applications depends on successful collaboration with third parties that we do not control; an inadequate supply of biological samples could delay completion of clinical trials for new applications for the ACIS; the clinical trials could fail to demonstrate the efficacy of the ACIS for new applications; new applications may not be successfully developed; the ability to commercialize new applications may be dependent on obtaining appropriate U.S. Food and Drug Administration (the “FDA”) and foreign regulatory approvals and clearances, which may not be obtained when anticipated or at all; and our manufacture of the ACIS is subject to FDA regulation. Recent experience with respect to ACIS placements, new contracts for placements, revenues and results of operations may not be indicative of future results for the reasons set forth above.

Overview

We develop, manufacture and market the ACIS® automated cellular imaging system, which is designed to substantially improve the accuracy, sensitivity, and reproducibility of cell imaging and analysis. Unlike manual methods of viewing and analysis, the ACIS combines proprietary, color-based imaging technology with automated microscopy to assist the pathologist in making critical medical decisions. In July 1999, the FDA granted clearance for use of the ACIS system to assist the pathologist to detect, count and classify cells of clinical interest based on recognition of cellular objects of particular color, size, and shape.

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

The conversion price of the Series D Preferred Stock and the exercise price of the related warrants are subject to adjustment upon the occurrence of certain events. As of June 13, 2002 the conversion price of our Series D Preferred Stock was reduced from $6.5746 to $1.585 per share, and as of July 10, 2002 the exercise price of a warrant to purchase 21,865 shares of Common Stock held by Safeguard was adjusted in accordance with the terms of the warrant from $6.8604 to $4.0019 per share without any increase in the number of shares subject to the warrant. In addition, as of June 13, 2002 the exercise price of warrants to purchase an aggregate of 524,750 shares of our Common Stock was reduced from $6.8604 to $2 per share without any increase in the number of shares which can be purchased pursuant to the warrants. The reduction in the conversion price of the Series D Preferred Stock resulted in an increase in the number of shares of Common Stock issuable upon conversion of the 11,230 shares of Series D Preferred Stock which remain outstanding from 1,708,089 to 7,085,174, except that the number of shares of Common Stock that can be issued upon conversion of the Series D Preferred Stock without stockholder approval is currently 2,955,745. Both of these numbers for shares issuable upon conversion of the Series D Preferred Stock exclude additional shares issuable at $1.585 per share for accrued dividends through the date of conversion. Pursuant to an agreement with Safeguard, we have scheduled a special meeting of stockholders for August 28, 2002 to obtain the stockholder approval required to permit full conversion. Safeguard has agreed to convert all of the shares of Series D Preferred Stock outstanding into Common Stock if stockholder approval is obtained and certain other conditions are satisfied. Such conversion will result in a write-off of the unamortized discount to the Series D Preferred Stock as a charge to net income available to common stockholders. As of June 30, 2002, the amount of the unamortized discount was $2,870,571. Approximately $330,000 of the unamortized discount allocable to the 1,270 shares of Series D Preferred Stock converted on June 13, 2002 was written off as of that date. See Note 7 to the Notes to the Condensed Consolidated Financial Statements.

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

Three and Six Months Ended June 30, 2002 Compared with Three and Six Months Ended June 30, 2001

Revenue and Gross Margin Percentage. Revenue for the three and six months ended June 30, 2002 increased approximately $1.2 million or 131% and $2.1 million or 110%, respectively, over the comparable periods in 2001 due to an increase in system placements and increased utilization within the installed base. The number of systems in the field generating fee-per-use charges increased 251% or 118 units from 47 to 165 systems. The average monthly revenue for ACIS placements and remote viewing stations was approximately $5,600 and $2,150, respectively, as compared to $5,300 and $0 for the comparable period in 2001. The remote viewing station was not introduced until the third quarter of 2001. Our business plan focuses on placing our systems pursuant to a lease arrangement in which the customer is charged based on the number of tests performed, subject to a minimum monthly payment. However, occasional sales of our system are made primarily to research institutions. Additionally, we also sell or lease the system on a fixed rent basis in the European Community where the fee-per-use strategy is not accepted in the healthcare structure. Revenue from system sales for the three and six months ended June 30, 2002 decreased approximately $212,000 and $616,000, respectively, due to a lesser number of system sales. Revenue from system sales can fluctuate significantly principally due to the infrequent and limited number of system sales.

     Three Months Ended. System sales contributed 2% of total revenue for the three months ended June 30, 2002 as compared to 27% of total revenue for the comparable period in 2001. One used system was sold in Europe in 2002 as compared to one new system sold in the United States and one used system sold in Europe for the same period in 2001. The gross margin percentage increased to 82% compared to 79% in the same period in 2001 primarily due to increased revenue per system placement.

     Six Months Ended. System sales contributed 3% of total revenue for the six months ended June 30, 2002 as compared to 39% of total revenue for the comparable period in 2001. Two used systems were sold in Europe during the six months ended June 30, 2002 as compared to four new systems sold in the United States and one used system sold in Europe for the same period in 2001. The gross margin percentage increased to 80% compared to 79% in the same period in 2001 primarily due to increased revenue per system placement.

Selling, General and Administrative Expenses. Expenses for the three and six months ended June 30, 2002 increased approximately $95,000 or 3% and decreased $131,000 or 2%, respectively, over the comparable periods in 2001. The increase for the three months ended was primarily due to the increase in our sales force during March and April of 2002. We anticipate selling, general and administrative expenses to remain consistent to second quarter 2002 levels for the remainder of the year.

Research and Development Expenses. Expenses for the three and six months ended June 30, 2002 decreased approximately $256,000 or 14% and decreased approximately $644,000 or 17%, respectively, over the comparable periods in 2001. We anticipate that research and development expenses to remain consistent to second quarter 2002 levels for the remainder of the year as we have achieved an appropriate level of personnel to support the development of new system capabilities and the continuation of technological advances to the ACIS.

Other Income. Other income for the three and six months ended June 30, 2002 decreased approximately $37,000 or 73% and $130,000 or 78%, respectively, from the comparable periods in 2001 due to a decrease in interest earned on our lower cash balance for 2002. The lower cash balance is due to funding of operations. We anticipate other income to increase during 2002 due to the $6.4 million received related to the conversion of the Series D Preferred Stock to Common Stock. See Note 7 to the Notes to the Condensed Consolidated Financial Statements.

Uncertainties as to Future Operations

The year 2000 was our first full year of commercial activity in which we focused primarily on marketing and sales of the ACIS system as our menu of capabilities performed with the ACIS expanded and gained commercial acceptance. Although we have experienced consistent and ongoing revenue growth, we still face significant uncertainties including those discussed below under “Liquidity and Capital Resources,” our ability to achieve market acceptance of the ACIS, to manufacture the system in commercial quantities and to continue to achieve satisfactory customer reimbursement from third-party payers for tests performed using the ACIS. We also face uncertainties with respect to our ability to complete development of additional tests for the ACIS. In order to mitigate the risk that any one test will not be successfully developed, we maintain a pipeline of tests in a prioritized queue so that if any one test is not successfully developed, or market feedback suggests that a test should be given a lower priority, we can align development efforts according to priority.

Other uncertainties affecting our business include our ability to locate an additional remote imaging laboratory and to reduce our concentration of risk with a significant customer as described in Note 8 of the Notes to the Condensed Consolidated Financial Statements, to collaborate successfully with other companies, universities and research centers to develop, initiate and complete clinical trials of new applications for the ACIS and obtain governmental approvals for the applications. Lack of success in these efforts could have a material adverse effect on the future results of our operation and our ability to generate sufficient cash flow to fund operations.

Liquidity and Capital Resources

We had an agreement with a bank for a $5 million revolving line of credit which expired on May 30, 2002. The interest rate was prime less 0.25% or LIBOR plus 1.75% at our option. There were no borrowings outstanding under the line of credit. On June 13, 2002 we announced the signing of a number of separate agreements pursuant to which Safeguard agreed to (1) purchase an aggregate of 4,416,404 shares of our Common Stock for $7 million, or $1.585 per share (2) acquire 10,730 of the 12,500 outstanding shares of our Series D 5% Cumulative Convertible Preferred Stock from six institutional investors and (3) guarantee up to $3 million in additional debt financing for our company. The $3 million in additional debt financing has not yet been obtained. We are in discussions with potential lenders and believe that, with the Safeguard guarantee, we will be able to obtain the financing, although there remains uncertainty as to whether or not the financing will be obtained. Of the 4,416,404 shares to be purchased, 4,053,641 were purchased on June 13, 2002 and 100 were purchased on July 11, 2002 for an aggregate of $6,425,180. The purchase of the remaining 363,663 shares is subject to our obtaining stockholder approval of that issuance and certain related matters at a special meeting of our stockholders scheduled for August 28, 2002. See Note 7 to the Notes to the Condensed Consolidated Financial Statements for additional discussion regarding these agreements.

At June 30, 2002 we had approximately $6.4 million of cash and cash equivalents, working capital of approximately $6.7 million and no long-term debt. Capital expenditures for the six months ended June 30, 2002 were approximately $1 million and related primarily to the manufacture of the ACIS systems placed with customers. Capital expenditures are expected to total approximately $3 million in 2002 and are expected to be primarily related to the manufacture of the ACIS for placements with customers, although our present plans could change and this amount could be materially different. Our business plan anticipates placing these instruments with users and charging a “fee-per-use” for each use of the instrument. The manufacture of these instruments will require a significant outlay of cash for which revenues will be recognized over the lease term. We expect that losses from operations and increases in working capital requirements will continue through 2002. However, we expect our operating losses in 2002 to significantly decrease due to revenue generated from additional system placements. As mentioned above, to support our near term cash needs, we are currently seeking additional debt financing. If we are unable to obtain sufficient additional funds, we will have to delay, scale back or eliminate some or all of our development activities, clinical studies and/or regulatory activities.

We have no off-balance sheet arrangements that provide financing, liquidity or market or credit risk support or involve leasing, hedging, research and development services for our business or other similar arrangements that may expose us to liability that is not expressly reflected in the financial statements, except for facilities and an automobile lease.

At December 31, 2001 and June 30, 2002, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

Historically, we have invested excess cash in short-term debt securities that are intended to be held to maturity. These short-term investments typically have various maturity dates, which do not exceed one year. We had no short-term investments as of June 30, 2002.

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

PART II

Item 2 Changes in Securities and Use of Proceeds

See Note 7 to the Notes to the Condensed Consolidated Financial Statement for information concerning the sale of Common Stock to Safeguard and changes in the terms relating to the Series D Preferred stock and related warrants and the acquisition and anticipated conversion of Series D Preferred Stock by Safeguard. Those securities transactions were entered into in reliance upon the exemption from registration under the Securities Act of 1933 afforded by Section 4(2) of that Act and Rule 506 adopted by the Securities and Exchange Commission under that Act. The sales of securities were entered into with a limited number of sophisticated and accredited investors who had access to the kind of information that would be included in a registration statement filed under the Securities Act and who acquired the shares for investment and not with a view to resale thereof. In addition the changes in the terms related to the Series D Preferred Stock and warrants were also entered into in reliance upon Section 3(a)(9) of the Securities Act as securities exchanged with existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.

Item 4 Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on June 5, 2002. At the meeting, the stockholders voted in favor of electing as directors the eight nominees named in the Proxy Statement dated May 1, 2002, and in favor of approving the amended and restated 1996 Equity Compensation Plan.

     The number of votes were as follows:

I.	Election of directors

	For	Withheld

Douglas S. Harrington, M.D.	17,290,838	495,215
Carl W. Apfelbach	17,268,428	517,625
Michael F. Cola	17,273,759	512,294
Eric S. Kentor	17,274,488	511,565
Mary Lake Polan, M.D., Ph.D.	16,749,815	1,036,238
Charles A. Root	17,110,390	675,663
Thomas R. Testman	17,287,373	498,680
Jon R. Wampler	17,274,328	511,725

II.	Proposal to approve the amended and Restated 1996 Equity Compensation Plan to increase the number of shares subject thereto by 1,000,000 shares.

For	Against	Abstain	Broker Non-Vote

15,858,923	1,882,070	45,060	0

PART II

Item 6- Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Certificate of Incorporation of the Company (as amended)(a)

3.2	Certificate of Designations of Series C Preferred Stock(b)

3.3	Certificate of Designations of the Powers and Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series D 5% Cumulative Convertible Preferred Stock(c)

3.4	By-laws of the Company, as amended (a)

4.1	Form of Amended and Restated Common Stock Purchase Warrant, dated June 13, 2002 (d)

4.2	Form of Common Stock Purchase Warrant to be issued by ChromaVision Medical Systems, Inc. to Safeguard Delaware, Inc. (d)

4.3	Amendment No. 3 to Rights Agreement between ChromaVision Medical Systems, Inc. and Computershare Investor Services LLC dated June 11, 2002. (d)

10.1	Securities Purchase Agreement dated June 13, 2002 between ChromaVision Medical Systems, Inc., Safeguard Delaware, Inc. and Safeguard Scientifics, Inc.(d)

10.2	Form of Stock Purchase Agreement dated June 13, 2002 by and among ChromaVision Medical Systems, Inc., Safeguard Delaware, Inc. and each of six institutional investors .(d)

10.3	Registration Rights Agreement dated June 13, 2002 between ChromaVision Medical Systems, Inc. and Safeguard Delaware, Inc. (d)

99.1	Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Report on Form 8-K

We filed a Form 8-K with the Securities and Exchange Commission on June 17, 2002 to report that the Company had reached an agreement with Safeguard and Safeguard Scientifics, Inc. pursuant to which Safeguard will invest up to $7 million in return for shares of Company Common Stock, acquire outstanding shares of the Company’s Series D 5% Cumulative Convertible Preferred Stock from certain institutional investors and guarantee up to $3 million in additional debt financing for the Company.

We filed a Form 8-K with the Securities and Exchange Commission on July 19, 2002 to report that the Company had set the date for its upcoming Special Meeting of Stockholders to be held on August 28, 2002, with a record date of July 15, 2002 for determining stockholders entitled to vote at the meeting and disclosing certain other matters relating to the transactions with Safeguard. The purpose of the special meeting is to vote upon certain matters relating to the transactions with Safeguard Delaware.

(a)	Filed on April 30, 1997 as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-26129) and incorporated by reference.

(b)	Filed on March 12, 1999 as an exhibit to the Company’s Current Report on Form 8-K and incorporated by reference.

(c)	Filed on July 12, 2001 as an exhibit to the Company’s Current Report on Form 8-K and incorporated by reference.

(d)	Filed on June 17, 2002 as an exhibit to the Company’s Current Report on Form 8-K and incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHROMAVISION MEDICAL SYSTEMS, INC.
DATE: August 14 , 2002	BY:	/s/ Carl W. Apfelbach

Carl W. Apfelbach Chief Executive Officer and President
DATE: August 14 , 2002	BY:	/s/ Kevin C. O’Boyle

Kevin C. O’Boyle Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

99.1	Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.