Form 10-Q
period 2002-09-30
CHROMAVISION MEDICAL SYSTEMS INC
filed 2002-11-14
CIK 1038223

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to ____________

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

Yes [X]      No [   ]

As of November 4, 2002 there were 32,846,085 shares outstanding of the Issuer’s Common Stock, $.01 par value.

CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

PART I — Item 1

CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Unaudited)

Assets

	September 30,	December 31,
	2002	2001

Current assets:
Cash and cash equivalents	$4,781,867	$7,401,078
Accounts receivable, net	2,170,955	1,738,497
Other	313,913	157,071

Total current assets	7,266,735	9,296,646
Property and equipment, net	4,703,953	5,251,149
Other	796,947	517,426

Total assets	$12,767,635	$15,065,221

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$665,653	$832,439
Accrued payroll	852,962	759,012
Accrued liabilities	854,425	1,349,495
Investment banking fee payable	—	1,000,000

Total current liabilities	2,373,040	3,940,946

Series D redeemable convertible preferred stock, $1,000 par value, 12,500 shares, authorized, none issued and outstanding in 2002 and 12,500 shares in 2001	—	8,567,371
Commitments and contingencies
Stockholders’ equity:
Series C convertible preferred stock, $.01 par value, authorized 200,000 shares, none issued and outstanding	—	—
Common stock $.01 par value, authorized 50,000,000 shares, issued and outstanding 32,846,085 shares in 2002 and 20,188,425 shares in 2001	328,461	201,884
Additional paid-in capital	85,935,423	66,631,637
Accumulated deficit	(75,790,316)	(64,188,809)
Accumulated other comprehensive loss	(78,973)	(87,808)

Total stockholders’ equity	10,394,595	2,556,904

Total liabilities and stockholders’ equity	$12,767,635	$15,065,221

See accompanying notes to condensed consolidated financial statements.

CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenue:
Fee per use	$2,345,083	$1,097,157	$6,210,131	$2,259,988
System sales	264,070	145,031	383,423	880,167

Total revenue	2,609,153	1,242,188	6,593,554	3,140,155
Cost of revenue	507,833	256,540	1,292,004	657,348

Gross profit	2,101,320	985,648	5,301,550	2,482,807

Operating expenses:
Selling, general and administrative	2,605,867	2,801,880	8,041,508	8,106,321
Research and development	1,500,657	1,712,060	4,554,867	5,410,044

Total operating expenses	4,106,524	4,513,940	12,596,375	13,516,365

Loss from operations	(2,005,204)	(3,528,292)	(7,294,825)	(11,033,558)

Other income	24,723	106,035	61,012	272,547

Loss before income taxes	(1,980,481)	(3,422,257)	(7,233,813)	(10,761,011)
Income taxes	—	—	—	—

Net loss	(1,980,481)	(3,422,257)	(7,233,813)	(10,761,011)
Accretion of and dividends on redeemable, convertible preferred stock	(2,998,346)	(479,533)	(4,367,694)	(479,533)

Net loss attributable to common stock	$(4,978,827)	$(3,901,790)	$(11,601,507)	$(11,240,544)

Basic and diluted net loss per common share	$(.18)	$(.19)	$(.45)	$(.56)

Weighted average number of common shares outstanding	28,044,761	20,170,146	25,625,538	20,140,206

See accompanying notes to condensed consolidated financial statements.

CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(7,233,813)	$(10,761,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,979,483	1,614,555
Changes in operating assets and liabilities:
Accounts receivable, net	(432,039)	(850,595)
Other assets	(294,751)	(283,435)
Accounts payable	(162,650)	864,671
Accrued payroll	92,212	8,479
Investment banking fee payable	(1,000,000)	—
Accrued liabilities	(328,829)	1,370,672

Net cash used in operating activities	(7,380,387)	(8,036,664)

Cash flows from investing activities:
Other	(53,414)	—
Additions to property and equipment	(1,415,451)	(2,218,217)

Net cash used in investing activities	(1,468,865)	(2,218,217)

Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of stock under employee stock purchase plan	101,226	485,011
Sale of common stock	7,000,000	—
Sale of preferred stock	—	12,500,000
Issuance costs on sale of preferred stock	—	(1,303,360)
Offering costs	(880,631)	(8,939)

Net cash provided by financing activities	6,220,595	11,672,712

Effect of exchange rate changes on cash and cash equivalents	9,446	12,344
Net increase (decrease) in cash and cash equivalents	(2,619,211)	1,430,175
Cash and cash equivalents beginning of period	7,401,078	9,797,698

Cash and cash equivalents end of period	$4,781,867	$11,227,873

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Issuance of warrants relating to the preferred stock financing	$—	$2,295,162
Beneficial conversion feature relating to the preferred stock financing	$—	$1,148,421
Issuance of common stock in lieu of cash for preferred stock dividend payable	$590,680	$—
Accretion of preferred stock dividend	$307,290	$142,360
Accretion of preferred stock	$4,060,404	$337,173

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

(2)  NET LOSS PER SHARE

Options to purchase 4,423,575 and 3,108,725 shares of common stock with a weighted average option price of $4.66 and $6.17 were outstanding at September 30, 2002 and 2001, respectively, and were excluded from the computation of diluted net loss per share as the effect would be antidilutive. For the nine month period ended September 30, 2002, dilutive potential common shares of approximately 1,031,070 shares issuable upon exercise of warrants have also been excluded from the computation of diluted loss per share as their effect is antidilutive.

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

(4)  COMPREHENSIVE LOSS

Our total comprehensive loss is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net loss	$(1,980,481)	$(3,422,257)	$(7,233,813)	$(10,761,011)
Foreign currency translation adjustment	(2,120)	(1,337)	8,835	14,192

Comprehensive loss	$(1,982,601)	$(3,423,594)	$(7,224,978)	$(10,746,819)

(5) BUSINESS SEGMENTS

We operate in one business segment, the development, manufacture and marketing of an automated cellular imaging system (ACIS ®) designed to substantially improve the accuracy, sensitivity, and reproducibility of cell imaging and analysis.

The following table represents our business segment information by geographic area:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net sales
United States	$2,498,007	$1,221,316	$6,336,002	$2,977,874
Europe(a)	111,146	20,872	257,552	162,281

Total net sales	$2,609,153	$1,242,188	$6,593,554	$3,140,155

Operating loss
United States	$(1,876,797)	$(3,365,876)	$(6,979,868)	$(10,635,865)
Europe(a)	(128,407)	(162,416)	(314,957)	(397,693)

Total operating loss	$(2,005,204)	$(3,528,292)	$(7,294,825)	$(11,033,558)

	September 30,	December 31,
Identifiable assets	2002	2001

United States	$12,500,316	$14,814,642
Europe(a)	267,319	250,579

Total assets	$12,767,635	$15,065,221

(a)	European operations represent business activities conducted primarily in France, Germany, Switzerland and Great Britain.

(6) NEW ACCOUNTING PRONOUNCEMENTS

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activities. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Since we have elected not to adopt the provisions of SFAS No. 146 until the adoption date and we are not presently planning any exit or disposal activities for the periods after the adoption date, we do not believe that the adoption of SFAS No. 146 will have a material impact on our consolidated financial statements.

(7)  STOCK TRANSACTIONS

On July 10, 2001, we obtained $12.5 million in additional funding ($11.2 million net of transaction expenses) through a private placement of our Series D Preferred Stock and warrants to seven institutional investors. The investors included Safeguard Delaware, Inc. (“Safeguard”), a subsidiary of Safeguard Scientifics, Inc., currently the largest beneficial owner of our Common Stock.

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

Of the 4,416,404 shares to be purchased, 4,053,641 were purchased on June 13, 2002 and 100 were purchased on July 11, 2002 for an aggregate of $6,425,180. The remaining 1,270 shares of Series D Preferred Stock that were outstanding and held by others were converted in separate transactions into 819,290 shares of Common Stock on June 13, 2002.

On August 28, 2002, after receiving stockholder approval at a special meeting, we completed the sale of the balance of the $7 million of Common Stock ($6.1 million net of transaction expenses) and the conversion and retirement of all of the outstanding shares of the Series D Preferred Stock. The remaining 362,663 shares of Common Stock were purchased, and Safeguard converted the 10,730 shares of Series D Preferred Stock acquired by it as well as the additional 500 shares it already owned into 7,142,280 shares of Common Stock. Pursuant to the June 13, 2002 agreements, we reduced the exercise price of the warrants to purchase 524,750 shares of our Common Stock held by six institutional holders of the Series D Preferred Stock (excluding Safeguard) from $6.86 to $2 per share. The exercise price of a similar warrant held by Safeguard to purchase 21,865 shares was reduced to $4.0019 per share in accordance with the terms of the warrant.

The $3 million in additional debt financing has not yet been obtained. We are in discussions with potential lenders and believe that, with the Safeguard guarantee, the company will be able to obtain the financing, although there remains uncertainty as to whether or not the financing will be obtained.

We have also issued to Safeguard a warrant to purchase up to 975,000 additional shares of our Common Stock in the event any presently outstanding options or warrants to purchase our Common Stock are exercised. The exercise price payable by Safeguard under the warrant would equal the exercise price of the existing options or warrants being exercised. We have also entered into a right of first refusal and entered into certain other agreements intended to protect Safeguard against dilution from future issuances of our Common Stock.

Prior to our entering into these transactions with Safeguard, Safeguard and its affiliates owned beneficially 6,556,672 shares of our Common Stock, or approximately 32% of the number of shares beneficially owned (calculated in accordance with a rule of the Securities and Exchange Commission). As a result of the transaction and an unrelated acquisition of additional shares by Safeguard, it owned beneficially 18,543,686 shares of our Common Stock or approximately 56% of the number of share outstanding. As a result, Safeguard has the power to elect all of the directors of our company. We have also given Safeguard contractual rights which will enable it to exercise significant control over our company.

In accounting for the issuance of the Series D Preferred Stock in July 2001, the company allocated a portion of the proceeds received to the value of the warrants issued with the Series D Preferred Stock and to the value of the conversion feature of the Series D Preferred Stock. These amounts, plus the issuance costs of the transaction, were allocated to paid-in-capital, and the balance of the proceeds were allocated to the Series D Preferred Stock. The amount allocated to paid-in-capital has been accreted (amortized) as a charge to net income available to Common Stockholders over the three-year period prior to the scheduled mandatory redemption of the Preferred Stock on July 10, 2004.

As a result of the conversion of the Series D Preferred Stock, the unamortized balance of the discount on the Series D Preferred Stock, at August 28, 2002 was written off as a charge to net income available to Common Stockholders. In addition a discount that had accreted for the period from July 1 through August 27, 2002 was also charged to net income available to Common Stockholders. The total charge to net income available to Common Stockholders is $2,998,346.

(8)  RISKS DUE TO RELIANCE ON ONE ACCREDITED LABORATORY

During 2001 we entered into a co-marketing agreement with US LABS, Inc., a full-service, national reference laboratory. US LABS is an accredited ACIS imaging center that services remote pathology ACIS users by performing the technical component of analysis. The laboratory provides staining services and ACIS image scanning to hospital-based pathologists who then use their own ACIS remote viewing system to assist them in interpreting the digital images. The laboratory also performs the interpretation function (known as the professional component) for some customers. A significant portion of our revenue is derived from the services provided by the laboratory acting as our only accredited ACIS imaging center. Revenue related to the use by customers of our remote viewing stations in situations where the laboratory has performed the technical component of the analysis approximated $470,000 or 18% of our total revenue for the third quarter of 2002. In addition, revenue provided by the laboratory as an ACIS customer performing both the technical and professional components of analysis approximated 11% of our total revenue for the third quarter. As of September 30, 2002 the laboratory accounted for 20% of our accounts receivable balance or approximately $460,000, of which approximately $260,000 of that balance was past due for an average of approximately 80 days. A weekly payment plan was put in place during the second quarter of 2002, and the laboratory was current in its payments under the plan at September 30, 2002. The loss of this customer, and any resulting interruption of our remote imaging laboratory service and any problem in collecting the remaining accounts receivable would have a material adverse effect on our company’s financial condition and results of operations. In accordance with our original plan for the ChromaVision remote imaging program, we are taking steps to expand our network of imaging laboratory providers by adding a second accredited imaging laboratory that could service our customers if the existing accredited laboratory is unable to do so. Although we expect to finalize such an agreement during the fourth quarter of 2002, there is uncertainty as to whether we will be able to do so.

PART I

Item 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements throughout this Quarterly Report describing our plans, goals, strategies, intentions, expectations and anticipated events are forward-looking statements. Important factors which could cause actual results to differ materially from those described in such forward-looking statements include the following (in addition to those specifically mentioned elsewhere in this Report): commercialization of our products is dependent on acceptance by the medical community and continued receipt of satisfactory reimbursement from third-party payers; any future success depends upon our ability to expand our sales and marketing organization; we will require additional financing for our business, and it is uncertain whether the financing will be available on favorable terms or at all; a substantial portion of our revenues and the collection of significant accounts receivable are dependent upon the continued operations of a single reference laboratory which provides remote pathology service to ACIS customers; we may encounter unanticipated expenses, liabilities or other adverse events affecting cash flow; our ability to develop new applications depends on successful collaboration with third parties that we do not control; an inadequate supply of biological samples could delay completion of clinical trials for new applications for the ACIS; the clinical trials could fail to demonstrate the efficacy of the ACIS for new applications; new applications may not be successfully developed; our ability to commercialize new applications may be dependent on obtaining appropriate U.S. Food and Drug Administration (the “FDA”) and foreign regulatory approvals and clearances, which may not be obtained when anticipated or at all; our manufacture of the ACIS is subject to FDA regulation; and we are facing increased competition from other providers of imaging services and competing technologies. Recent experience with respect to ACIS placements, new contracts for placements, revenues and results of operations may not be indicative of future results for the reasons set forth above.

Overview

We develop, manufacture and market the ACIS automated cellular imaging system, which is designed to substantially improve the accuracy, sensitivity, and reproducibility of cell imaging and analysis. Unlike manual methods of viewing and analysis, the ACIS combines proprietary, color-based imaging technology with automated microscopy to assist the pathologist in making critical medical decisions. In July 1999, the FDA granted clearance for use of the ACIS system to detect, count and classify cells of clinical interest based on recognition of cellular objects of particular color, size, and shape.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods presented. Therefore, on an ongoing basis, we evaluate our estimates, including those provisions for bad debts, reserves for ACIS systems and ACIS in progress.

For estimated bad debts, we review on an individual account basis the age of the receivable, all circumstances surrounding the transaction that gave rise to the receivable and whether the customer continues to have the financial resources to pay the receivable as of the balance sheet date and prior to the issuance of the financial statements for the respective period. For ACIS systems and ACIS in progress, the respective reserve is based upon the repair history of the components, the expected future use of the ACIS components based upon proposed design changes, high value components that may be discontinued in the near future and whether there are any lower of cost or market considerations. For other obligations, where judgment is required, we review the circumstances surrounding the obligation and evaluate the facts and circumstances to determine an appropriate level of accrual for each obligation.

We place most of our instruments with users on a “fee-per-use” basis. We obtain the billing information via modem, which accesses the database of each ACIS system. Revenue is recognized based on the greater of actual usage fees or the minimum monthly rental fee. Under this pricing model, we own most of the ACIS instruments that are engaged in service and, accordingly, all related depreciation and maintenance costs are expensed as incurred. For those instruments that are sold, we follow the requirement of Statement of Position 97-2 (SOP 97-2), “Software Revenue Recognition,” which requires that revenue from software arrangements be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support and installation. Revenue on system sales is recognized upon acceptance by the customer subsequent to a testing and evaluation period. Certain sales require continuing service, support and performance by us, and accordingly a portion of the revenue is deferred and recognized over the future service, support and performance period.

Some instruments are placed through distributors in Europe who are paid commissions based on a percentage of fees paid for use of the system as the fees accrue or as the sales take place.

Three and Nine Months Ended September 30, 2002 Compared with Three and Nine Months Ended September 30, 2001

Revenue

Fee-per-use. Revenue for the three and nine months ended September 30, 2002 increased approximately $1.2 million or 114% and $3.9 million or 175%, respectively, over the comparable periods in 2001 due to an increase in system placements and increased utilization within the installed base. Our business plan focuses on placing our systems pursuant to a lease arrangement in which the customer is charged based on the number of tests performed, subject to a minimum monthly payment. However, occasional sales of our system are made primarily to research institutions and in the European Community where the fee-per-use strategy is not accepted in the healthcare structure. The number of systems in the field generating fee-per-use charges increased 126% or 107 units from 85 to 192 systems from September 30, 2001 to September 30, 2002. The average monthly revenue for ACIS placements and remote viewing stations was approximately $5,400 and $2,400, respectively, as compared to $5,200 and $2,100 for the comparable periods in 2001.

System sales. Revenue from system sales for the three and nine months ended September 30, 2002 increased approximately $119,000 or 82% and decreased approximately $500,000 or 56%, respectively, over the comparable periods in 2001 due primarily to fluctuations in the number of units sold. Revenue from system sales can fluctuate significantly principally due to the infrequent and limited number of system sales.

Cost of Revenue. Cost of revenue primarily consists of cost for manufacturing the ACIS which includes the cost for direct material, labor costs and manufacturing overhead. For fee-per-use revenue the cost of the ACIS is depreciated over a three-year time period and for a system sale the entire cost of the ACIS system is recognized at the time of sale. Cost of revenue for the three and nine months ended September 30, 2002 was approximately $508,000 and $1.3 million, respectively, compared to $257,000 and $657,000 for the corresponding periods in 2001. The increase in cost of revenues was due primarily to the increase in system placements. The gross margin, as a percentage of total revenues for the three and nine months ended September 30, 2002, was 81% and 80% as compared to 79% for each of the comparable periods in 2001. The increase is primarily due to the increase in average monthly revenue per system placement and a decline in the material costs of our ACIS system.

Selling, General and Administrative Expenses. Expenses for the three and nine months ended September 30, 2002 decreased approximately $196,000 or 7% and $65,000 or 1%, respectively, over the comparable periods in 2001. The decrease for the three month period was primarily due to the reduction in recruiting and relocation costs. Recruiting and relocation costs also declined for the nine month period. However, these declines were offset by the increase in costs related to our expanded sales force and the increase in sales commissions related to our revenue growth.

Research and Development Expenses. Expenses for the three and nine months ended September 30, 2002 decreased approximately $211,000 or 12% and $855,000 or 16%, respectively, over the comparable periods in 2001. We expect research and development expenses to decline slightly during the fourth quarter of 2002 due to a reduction in personnel and clinical trial costs as we have achieved an appropriate level of personnel to support the development of new system capabilities and the continuation of technological advances to the ACIS.

Other Income. Other income for the three and nine months ended September 30, 2002 decreased approximately $81,000 or 77% and $212,000 or 78%, respectively, from the comparable periods in 2001 due to a decrease in interest earned on our lower cash balance for 2002. The lower cash balance is due to funding of operations. We anticipate other income to decrease slightly during the fourth quarter of 2002 due to a declining cash balance resulting from additional funding of operations.

Preferred Stock Accretion and Dividends. Our net loss attributable to Common Stock for the three and nine month periods ended September 30, 2002 included charges of $2,998,346 and $4,367,694, respectively, for a writeoff of the unamortized discount on the outstanding shares of our Series D Preferred Stock, which were converted into Common Stock on August 28, 2002, and the accretion of dividends on the Series D Preferred Stock from the beginning of the quarter through August 27, 2002. See Note 7 of the Notes to the Condensed Consolidated Financial Statements. The write-off and accretion are non-cash charges, and the conversion of all of the outstanding shares of Series D Preferred Stock means that no charges will be taken for accretion of, and dividends, on the Series D Preferred Stock in subsequent periods.

Uncertainties as to Future Operations

The year 2000 was our first full year of commercial activity during which we focused primarily on marketing and sales of the ACIS system as our menu of capabilities performed with the ACIS expanded and gained commercial acceptance. Although we have experienced consistent and ongoing revenue growth, we still face significant uncertainties, including those discussed below under “Liquidity and Capital Resources,” our ability to achieve market acceptance of the ACIS, to manufacture the system in commercial quantities and to continue to achieve satisfactory customer reimbursement from third-party payers for tests performed using the ACIS. We also face uncertainties with respect to our ability to complete development of additional tests for the ACIS. In order to mitigate the risk that any one test will not be successfully developed, we maintain a pipeline of tests in a prioritized queue so that if any one test is not successfully developed, or market feedback suggests that a test should be given a lower priority, we can align development efforts according to priority.

Other uncertainties affecting our business include our ability to establish a relationship with an additional remote imaging laboratory and thereby reduce our concentration of risk with a significant customer as described in Note 8 of the Notes to the Condensed Consolidated Financial Statements, to collaborate successfully with other companies, universities and research centers to develop, initiate and complete clinical trials of new applications for the ACIS and obtain governmental approvals for the applications. Lack of success in these efforts could have a material adverse effect on the future results of our operation and our ability to generate sufficient cash flow to fund operations.

At September 30, 2002 we had approximately $10.4 million in stockholders’ equity. In order for our Common Stock to continue to trade on the Nasdaq National Market, we will have to maintain stockholders’ equity of at least $10 million. We expect to continue to incur operating losses during the balance of 2002 and into 2003, which means that we will not be able to maintain the required stockholders’ equity unless we obtain additional equity financing. If our Common Stock ceases to be quoted on the Nasdaq National Market, the trading volume and trading prices of the stock could be adversely affected and that may make it more difficult for us to obtain equity financing in the future. We are in the process of evaluating alternatives for addressing this issue.

Liquidity and Capital Resources

On August 28, 2002 we completed the sale of $7 million of our Common Stock to Safeguard and the conversion and retirement of all of the outstanding shares of the Series D Preferred Stock. In the transaction entered into on June 13, 2002 and completed on August 28, 2002 Safeguard purchased an aggregate of 4,416,404 shares of our Common Stock and all of the outstanding shares of our Series D Preferred Stock were converted into an aggregate of 7,961,570 shares of Common Stock. The purchase price for the Common Stock and the conversion price of the Series D Preferred Stock were both $1.585 per share. Safeguard also agreed to provide a guarantee of up to $3 million in additional debt financing for our company. The $3 million in additional debt financing has not yet been obtained. We are in discussions with potential lenders and believe that, with the Safeguard guarantee, we will be able to obtain the financing, although there remains uncertainty as to whether or not the financing will be obtained. We had an agreement with a bank for a revolving line of credit of up to $5 million which expired on May 30, 2002. The interest rate was prime less 0.25% or LIBOR plus 1.75% at our option. There were no borrowings outstanding under the line of credit.

At September 30, 2002 we had approximately $4.8 million of cash and cash equivalents, working capital of approximately $4.9 million and no long-term debt. Capital expenditures for the nine months ended September 30, 2002 were approximately $1.4 million and related primarily to the manufacture of the ACIS systems placed with customers. Capital expenditures are expected to total approximately $2 million in 2002 and are expected to be primarily related to the manufacture of the ACIS for placement with customers, although our present plans could change and this amount could be materially different. Our business plan anticipates placing these instruments with users and charging a “fee-per-use” for each use of the instrument. The manufacture of these instruments will require a significant outlay of cash for which revenues will be recognized over the lease term. Our losses from operations and increases in working capital requirements will continue through 2003. However, we expect our operating losses in 2002 and 2003 to significantly decrease due to revenue generated from additional system placements. As mentioned above, to support our near term cash needs, we are currently seeking additional debt financing. If we are unable to obtain sufficient additional funds, we will have to delay, scale back or eliminate some or all of our development activities, clinical studies and/or regulatory activities.

We have no off-balance sheet arrangements that provide financing, liquidity or market or credit risk support or involve leasing, hedging, research and development services for our business or other similar arrangements that may expose us to liability that is not expressly reflected in the financial statements, except for a facilities and automobile operating lease.

At December 31, 2001 and September 30, 2002, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

Historically, we have invested excess cash in short-term debt securities that are intended to be held to maturity. These short-term investments typically have various maturity dates which do not exceed one year. We had no short-term investments as of September 30, 2002.

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

Item 4 Controls and Procedures

Our company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission (the “SEC”) pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our company’s management, including its President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Assessing the costs and benefits of such controls and procedures necessarily involves the exercise of judgment by management, and such controls and procedures, by their nature, can provide only reasonable assurance that management’s objectives in establishing them will be achieved.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our company’s management, including the company’s President and Chief Executive Officer along with the company’s Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the company’s President and Chief Executive Officer along with the company’s Chief Financial Officer concluded that our company’s disclosure controls and procedures are effective in alerting them in a timely fashion to material information relating to the company (including its consolidated subsidiaries) required to be included in the company’s Exchange Act reports. There have been no significant changes in our company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date that our company carried out its evaluation.

PART II

Item 2 Changes in Securities and Use of Proceeds

See Note 7 of the Notes to the Condensed Consolidated Financial Statements for information concerning the sale of Common Stock to Safeguard and changes in the terms relating to the Series D Preferred Stock and related warrants and the acquisition and conversion of Series D Preferred Stock by Safeguard. Those securities transactions were entered into in reliance upon the exemption from registration under the Securities Act of 1933 afforded by Section 4(2) of that Act and Rule 506 adopted by the Securities and Exchange Commission under that Act. The sales of securities were entered into with a limited number of sophisticated and accredited investors who had access to the kind of information that would be included in a registration statement filed under the Securities Act and who acquired the shares for investment and not with a view to resale thereof. In addition the changes in the terms related to the Series D Preferred Stock and warrants were also entered into in reliance upon Section 3(a)(9) of the Securities Act as securities exchanged with existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.

Item 4 Submission of Matters to a Vote of Security Holders

We held a Special Meeting of Stockholders on August 28, 2002. At the meeting, the stockholders voted in favor of the following proposals and the number of votes were as follows:

I.	Proposal to approve the issuance of 362,663 shares of Common Stock, the issuance of the 975,000 share warrant and the granting of the right of first refusal and other comparable rights to Safeguard Delaware, Inc.

For	Against	Abstain	Broker Non-Vote

20,409,892	85,479	37,745	0

Excluding the 4,053,741 shares of Common Stock issued to Safeguard Delaware, Inc. in June and July 2002 in compliance with the requirements of the Nasdaq Stock Market, Inc., the totals are:

For	Against	Abstain	Broker Non-Vote

16,356,151	85,479	37,745	0

II.	Proposal to approve the issuance of shares of Common Stock upon conversion of our Series D 5% Cumulative Convertible Preferred Stock, as dividends thereon and upon exercise of the related warrants in excess of the existing limitation described in the Proxy Statement for the meeting.

For	Against	Abstain	Broker Non-Vote

20,403,401	90,719	38,996	0

Excluding the 2,955,745 shares of Series D Preferred Stock and the 819,290 shares of Common Stock issued upon conversion of the Series D stock and the 42,204 shares of Common Stock issued as dividends on the Series D Preferred stock in compliance with the requirements of the Nasdaq Stock Market, Inc., the totals are:

For	Against	Abstain	Broker Non-Vote

16,586,162	90,719	38,996	0

PART II

Item 6 Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Certificate of Incorporation of the company (as amended) (1)
3.2	Certificate of Designations of Series C Preferred Stock (2)
3.3	Certificate of Designations of the Powers and Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series D 5% Cumulative Convertible Preferred Stock (3)
3.4	By-laws of the company, as amended (1)
99.1	Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Report on Form 8-K

We filed a Form 8-K with the Securities and Exchange Commission on July 19, 2002 to report that our company had set the date for its upcoming Special Meeting of Stockholders to be held on August 28, 2002, with a record date of July 15, 2002 for determining stockholders entitled to vote at the meeting and disclosing certain other matters relating to the transactions with Safeguard. The purpose of the special meeting was to vote upon certain matters relating to the transactions with Safeguard Delaware.

We filed a Form 8-K with the Securities and Exchange Commission on August 29, 2002 to report that our company had completed the pending equity financing transaction with Safeguard and that Safeguard converted all of the outstanding shares of our company’s Series D 5% Cumulative Convertible Preferred Stock into an aggregate of 7,142,280 shares of Common Stock. The purchase price for the Common Stock and the conversion price of the Series D Preferred Stock were both $1.585 per share.

(1)	Filed on April 30, 1997 as an exhibit to the company’s Registration Statement on Form S-1 (No. 333-26129) and incorporated by reference.

(2)	Filed on March 12, 1999 as an exhibit to the company’s Current Report on Form 8-K and incorporated by reference.

(3)	Filed on July 12, 2001 as an exhibit to the company’s Current Report on Form 8-K and incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHROMAVISION MEDICAL SYSTEMS, INC.

DATE: November 14, 2002	BY:	/s/ Carl W. Apfelbach

Carl W. Apfelbach Chief Executive Officer and President

DATE: November 14, 2002	BY:	/s/ Kevin C. O’Boyle

Kevin C. O’Boyle Chief Operating Officer and Chief Financial Officer

CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
Certifications

I, Carl W. Apfelbach, Chief Executive Officer and President of ChromaVision Medical Systems, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of ChromaVision Medical Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Carl W. Apfelbach Carl W. Apfelbach Chief Executive Officer and President

CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
Certifications

I, Kevin C. O’Boyle, Chief Operating Officer and Chief Financial Officer of ChromaVision Medical Systems, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of ChromaVision Medical Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Kevin C. O’Boyle Kevin C. O’Boyle Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Incorporation of the company (as amended) (1)
3.2	Certificate of Designations of Series C Preferred Stock (2)
3.3	Certificate of Designations of the Powers and Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series D 5% Cumulative Convertible Preferred Stock (3)
3.4	By-laws of the company, as amended (1)
99.1	Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed on April 30, 1997 as an exhibit to the company’s Registration Statement on Form S-1 (No. 333-26129) and incorporated by reference.

(2)	Filed on March 12, 1999 as an exhibit to the company’s Current Report on Form 8-K and incorporated by reference.

(3)	Filed on July 12, 2001 as an exhibit to the company’s Current Report on Form 8-K and incorporated by reference.