Form 10-K
period 2002-12-31
CHROMAVISION MEDICAL SYSTEMS INC
filed 2003-03-31
CIK 1038223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Mark One

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934

For The Fiscal Year Ended December 31, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [  ]

     Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [   ] No [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2002 was $23,815,979. For purposes of determining this amount, Registrant has defined affiliates as including (a) the executive officers and directors of Registrant on June 30, 2002, and (b) each stockholder that has informed Registrant by June 20, 2002 that it is the beneficial owner of 10% or more of the outstanding common stock of Registrant.

     The number of shares outstanding of the registrant’s Common stock, $.01 par value was 37,492,493 at March 5, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-K	Incorporated Document

Part III: Items 10, 11, 12 13 and 14	Proxy Statement for 2003 Annual Meeting of Shareholders

Statements in this report describing our plans, goals, strategies, intentions, expectations and anticipated events are forward-looking statements. Important factors which could cause actual results to differ materially from those described in such forward-looking statements include the following: commercialization of our products is dependent on acceptance by the medical community and continued receipt of satisfactory reimbursement from third-party payers; any future success depends upon our ability to expand and maintain a successful sales and marketing organization and to successfully manufacture products in commercial quantities; we may require additional financing for our business, and it is uncertain whether the financing will be available on favorable terms or at all; we may encounter unanticipated expenses, liabilities or other adverse events affecting cash flow; our ability to develop new applications depends on successful collaboration with third parties that we do not control; proper utilization of our system is dependent upon the quality of third party stains and reagents; we must successfully compete with other technologies and with emerging competitors in cell imaging; an inadequate supply of biological samples could delay completion of clinical trials for new applications for our Automated Cellular Imaging System (“ACIS”); the clinical trials could fail to demonstrate the efficacy of the ACIS for new applications; new applications may not be successfully developed; the ability to commercialize new applications may be dependent on obtaining appropriate U.S. Food and Drug Administration (the “FDA”) and foreign regulatory approvals and clearances, which may not be obtained when anticipated or at all; our competitive position is dependent upon our ability to protect our patents and proprietary rights; manufacture of the ACIS is subject to FDA regulation and our ability to implement our strategy of providing decentralized ACIS analysis capabilities over the internet is dependent upon successful development of the related imaging technology and obtaining any required regulatory approvals. Recent experience with respect to ACIS placements, new contracts for placements, revenues and results of operations may not be indicative of future results for the reasons set forth above.

PART I

Item 1. Business

     Our mission is to improve the quality and reduce the cost of patient care, and speed drug discovery. We develop, manufacture and market a versatile automated digital microscope system with the ability to detect, count and classify cells based on color, size and shape to assist pathologists in making critical medical decisions that can affect patient treatment. The ACIS® (Automated Cellular Imaging System) combines an automated microscope with computer-based color imaging technology originally developed for the U.S. government’s “Star Wars” program.

     The FDA-cleared ACIS device is currently being used by pathologists and researchers to analyze specimens placed on slides and stained with color-producing, commercially available reagents. The system’s ability to overcome the limitations of the human eye (even when aided by a microscope) dramatically improves the observer’s ability to analyze cells and tissue. Peer-reviewed clinical data and publications have demonstrated that the ACIS digital microscope and proprietary software can considerably improve accuracy and consistency over other methods of laboratory testing. ChromaVision brings standardization, accuracy and reproducibility to anatomic pathology, an area of the laboratory focused on esoteric tests, which have traditionally been analyzed manually. In a multi-pathologist clinical study, observers improved their rates of correlation with an independent standard from a range of 42 to 92% scoring manually to 91 to 95% using ACIS. Even the most accurate pathologist scoring manually was able to achieve improved accuracy using ACIS.

     Safeguard Scientifics, Inc., a Pennsylvania corporation whose shares are listed on the New York Stock Exchange, own beneficially approximately 62% of the outstanding shares of our Common Stock. We refer to Safeguard Scientifics, Inc. and its wholly-owned subsidiaries as “Safeguard.” As a result of its stock ownership, Safeguard has the ability to elect all of our directors and it also has significant contractual rights to control our business. See Notes 6 and 10 of Notes to Consolidated Financial Statements.

Industry Overview

     The advent of proteomics — the study of specific proteins in cells — has brought to the forefront the need to advance the standards for laboratory processes to find and monitor certain diseases. The era of “yes/no” diagnostics, or just knowing whether or not a disease is present, has given way to the need to measure the specific proteins within the cells to determine the best course of treatment for each patient. We expect new standardized, quantitative techniques to replace subjective judgment as clinicians move towards technologies that are more precise, reliable and consistent.

     While anatomic pathologists are specialists at diagnosing abnormal changes in tissue, most anatomic pathology laboratories are still operating using very traditional testing methods, with little or no automation, no routine proficiency testing and few inter-laboratory controls to ensure consistency. We believe that pathologists need to be armed with the best equipment to allow them to provide the most reliable and accurate information possible. Based on quality test data, the patient’s doctor can better evaluate the prognosis and the potential effectiveness of increasingly targeted and expensive therapies and advise patients on an appropriate, individualized course of treatment.

     With the ability to characterize certain protein behaviors in the cells, pharmaceutical companies are developing specific drugs to arrest or mitigate the adverse effects of these proteins in disease progression. Pharmaceutical companies are rapidly pursuing targeted drug delivery, aimed at creating better patient outcomes with fewer drug side effects. According to the Pharmaceutical Research & Manufacturers of America (PhRMA) 2001 Survey, there are over 400 new cancer drugs in late stage clinical trials and another 1,400 in early development. The success of such treatments is often dependent upon accurate diagnostic tests that provide quantitative information to select the right patients for treatment. In the future, quantitative diagnostic testing for these therapies will be increasingly important, resulting in a significant need for a new industry standard in laboratory testing.

     We are actively pursuing collaboration with biopharmaceutical companies to provide expertise and technology to assist in clinical trials and drug discovery. This could potentially enable us to provide a diagnostic tool specifically paired with new therapeutics, adding to the number of tests which could be run on existing instruments placed with hospitals, pathology groups and in other clinical settings.

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

Corporate Strategy

Our goal is to establish the ACIS system as the preferred imaging platform to assist in cell-based analysis in the healthcare industry. Using ACIS as an enabling platform, we intend to enhance standardization in laboratory testing by providing an integrated testing system optimized for imaging with the ACIS. In pursuit of that goal, we will:

•	expand the market potential for fee-per-use revenue growth by increasing the number of placements with both independent users and large national accounts;

•	use the flexibility of the ACIS platform and our 1999 FDA clearance to continue to collaborate with customers, leading pathology testing centers, opinion leaders and other third parties to assist in identifying, developing and validating new applications for the ACIS and thereby increase the revenue from each system in the field;

•	continue to offer a modified ACIS workstation to lower volume hospitals and laboratories on a fee-per-use basis wherein slide preparation, staining and analysis are performed at a ChromaVision certified Access™ reference laboratory or imaging center and customers then review the resulting images using a remote workstation;

•	continue our outreach to biopharmaceutical companies to collaborate in using ACIS for drug discovery and development;

•	maintain and enhance our direct sales and marketing organization;

•	expand our marketing and sales efforts to reach oncologists, improving the understanding and perception of the ACIS with these groups in order to “pull through” demand from these critical participants in patient care decisions;

•	develop expanded strategies for the strengthening and positioning of our intellectual property rights; and

•	expand our spending for clinical trials to support FDA submissions for specific applications for the ACIS.

     There is considerable uncertainty as to whether these strategies can be implemented successfully, and ChromaVision cannot assure investors that it will be successful in doing so.

Business Segments

     Segment and geographic area information for the three years ended December 31, 2002 is incorporated by reference from Note 7 “Business Segments,” of the Notes to the Consolidated Financial Statements.

ChromaVision’s ACIS

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

     The ACIS system is able to find specific types of cells, count them and, with the assistance of the pathologist, determine the amount of clinically relevant substances on or in the cells. The system does this by automatically scanning the slides with random access, initially at a low magnification, to identify targeted cells using color characteristics. The ACIS then re-images the targeted cells at a higher power and, using additional color criteria and pattern recognition software, displays the relevant cells. The ACIS then generates a report in the form specified by the pathologist that can be printed or sent electronically over intranet systems. The report includes information which quantifies the number of affected cells in a sample or the intensity of the stain as well as high-resolution color images of the clinically significant cells. In some competing technologies, the creation of a numeric value destroys the actual specimen being analyzed, preventing further visual review of the specimen. The ACIS, however, creates a permanent visual archive of the results and enables the healthcare practitioner to see the intact cells containing the information needed to guide therapy. This allows laboratory professionals to verify test results and consistently provide more accurate and specific information to the physician.

     We offer our customers an entire testing system, including an intelligent, automated microscope, specialized proprietary software, particular staining and slide preparation techniques that utilize readily available reagents, training and service. The ACIS is designed to enable a laboratory technician to operate the system using simple “point and click” commands to scan up to 100 patient samples with fully automated, walk-away operation. The reagents required to perform the tests are presently purchased by the customer from third parties. The hardware of the ACIS system includes a computer with a modem and monitor, a camera and an automated microscope. Ancillary equipment may include a cover slipper, auto-stainer, slide preparation equipment, hand held bar-code reader and color printer. The ACIS hardware configuration is modular, which means that we can replace most of the individual components without replacing the entire system. This allows us to take advantage of technological advances more easily and reduces the risk of obsolescence. As faster computer processors and increased disk storage become available, those enhancements will improve our product and in many cases lower its cost.

     In addition to the ACIS system, we market a modified ACIS pathology workstation primarily to community-based hospitals and pathology groups, enabling us to address a larger market (i.e. hospitals under 200 beds and smaller pathology groups where the volume of testing does not justify a full ACIS system). The ACIS remote pathology workstation is comprised of all of the hardware and software of the ACIS system with the exception of the microscope component. Three ChromaVision accredited laboratory “Centers of Excellence” perform standardized slide staining optimized for image analysis, ACIS slide scanning, and other support services to physicians and hospitals with the remote workstations. The resulting data and images are delivered to customers in the form of computer tapes or DVDs that can then be examined and analyzed by pathologists at the customers’ facilities using our pathology workstations. This program, which we market as ChromaVision’s “Access™ program”, has been very successful, with over 75 (38%) of our customers participating as Access clients. For the years ended December 31, 2000, 2001 and 2002 revenues from the Access program accounted for approximately 0%, 5% and 17% of total revenues, respectively.

ACIS Applications

     The ACIS has five significant capabilities: (1) tissue scoring and quantitative analysis, (2) rare event detection, (3) object detection and counting, (4) integrated optical density analysis and (5) tissue microarray technology. The applications being performed by ChromaVision customers use some or all of these features. Our technology, coupled with our existing FDA clearances gives us a significant competitive advantage with respect to our customers ability to identify and add any applications to the ACIS that they currently perform using manual microscopy. Because most laboratory tests require one or more of these unique features, we believe the menu of applications being run on ACIS will continue to expand. Currently, customers have the ability to validate new applications using existing capabilities of the ACIS technology requiring little or no modification to the system.

     Assays currently performed by ChromaVision customers are standard-of-care tests in multiple cancer types and infectious disease. Revenues currently are derived primarily from breast cancer testing, although the ACIS platform technology is applicable to a virtually limitless number of tests. The market potential for tests currently available using ACIS is estimated to be $400-500 million, but grows to an excess of $1 billion for all of the applications we have identified for use with our system.

     All test types referred to below are available for validation and use by our customers. Example of tests currently being run by our customers include:

     HER2 Protein Expression. In performing this test, the pathologist must measure the quantity of the HER2 protein on the cell surface. An excess quantity of HER2 is associated with aggressive breast cancer, faster disease progression and shorter overall survival. Candidates for the cancer drug Herceptin, which was approved by the FDA and is marketed by Genentech, Inc., must be tested for excess quantities of HER2 to determine whether this therapy should be administered. Currently the test is performed manually, which can result in significant variation of results among individual laboratories and pathologists. A side effect of Herceptin, if it is prescribed under circumstances where it is not appropriate, is cardiac toxicity. In a clinical study, pathologists using the ACIS as a tool were able to reproducibly quantify the amount of protein on the cell surface in over 90% of cases. Pathologists assisted by the ACIS have the potential to substantially improve the accuracy and standardization of test results.

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

     Estrogen Receptors (ER). The estrogen receptor assay is ordered by physicians for virtually all new cases of breast cancer to assess patient prognosis and to guide clinical decision-making. Patients who are estrogen receptor positive may be candidates for anti-estrogen hormonal therapies such as Tamoxifen. Using manual microscopy, it is difficult to reproduce results between pathologists and laboratories because of the lack of standardized scoring techniques and the subjective nature of test evaluation. A pathologist using the assistance of ACIS is able to provide an objectively scored result, enabling the physician to better identify patients who would benefit from hormonal therapy. Recent studies have shown a high degree of inter-laboratory variability in manual detection sensitivity, especially in relation to the detection of breast cancers with low estrogen positivity. In one study, a false negative rate of between 30% to 60% was documented. False negatives could adversely affect the decisions to give adjuvant treatment in some patients, which means that accurate ER/PR assessment is critically important.

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

     Cell-proliferation (Ki-67). Ki-67 is an antibody recognizing a protein which serves as an indicator of tumor proliferation and, by extension, of tumor growth and aggressiveness. Ki-67 testing is performed upon relatively small biopsy specimens, such as those which are obtained by fine needle aspiration of mammographically detected breast and other lesions. Ki-67 testing is also performed currently for other diseases such as ovarian, prostate, lung, and colorectal cancers and non-Hodgkin’s lymphoma. Manual microscopy is difficult for this test because of the necessity for precise quantification of cells expressing this protein. The ability of the ACIS to assist the pathologist in providing a precise measurement will enable the treating physician to avoid unnecessary chemotherapy regimens and guide alternative treatment options.

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

     Tissue Microarray. Tissue microarray technology enables the analysis of hundreds of samples on a slide simultaneously in a single display and has emerged as a valuable new technique used by biopharmaceutical companies to facilitate new drug discovery. This technique realistically enables a full clinical trial to be performed on one single slide and enables data compilation never before possible. Using the assistance of the ACIS, analysis that would take many hours or days to perform manually can be performed in only minutes, saving time for clinicians and advancing the availability of completed study data.

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

     Human Papillomavirus (HPV). When performing this test, the pathologist is seeking to detect even one HPV infected cell in a liquid-based cytology sample obtained as part of a PAP testing regimen or in a tissue specimen obtained by cervical biopsy. The presence and persistence of HPV infection has been shown to be the most important risk factor for cervical cancer. HPV testing assisted by ACIS is performed using the rare cell detection function and chromogenic in situ hybridization. The ACIS’ sensitivity ensures the accurate identification of positive cases and reduces false negative cases that may be missed by manual microscopic analysis. Additionally the pathologist’s ACIS report shows full-color images of the cells detected as visual confirmation of positivity. ACIS automation allows unattended scanning of hundreds of slides and presents the suspicious cells in a montage for review by the pathologist, replacing the tedious, time-consuming and potentially inaccurate manual evaluation of HPV slides.

Collaborations

     We have entered into an agreement with Abbott Laboratories to support the clinical development of Abbott’s cancer compounds targeting tumor angiogenesis. The ACIS system and ChromaVision-labeled antibodies and reagents will be employed in the research and assessment of the efficacy of Abbott’s developmental anti-angiogenic compounds. Abbott will provide samples from clinical trial patients with multiple cancer types and at various stages of progression to understand and evaluate the scope of patient response. Data gathered through the collaboration will be used by Abbott to support clinical development. We have a similar agreement with pharmaceutical developer NewBiotics Inc. to use the ACIS in evaluation of NewBiotics’anti-cancer drug candidate for treatment of colon cancer patients.

     We have entered into a co-marketing agreement with US LABS, Inc., a full service, national reference laboratory with a sales force of over 50 individuals across the country. US LABS is an accredited Access reference laboratory that services remote pathology ACIS users by performing the technical and professional component of analysis. US LABS provides laboratory staining services and ACIS image scanning to hospital-based pathologists who then use their own ACIS remote viewing systems to assist them in interpreting the digital images. The Access program has been highly successful leading to similar co-marketing agreements with Esoterix, Inc., a national laboratory based in Brentwood, Tennessee and Lakewood Pathology Associates (LPA) based in Lakewood, New Jersey whose role would be limited to HPV testing.

     For the year ended December 31, 2002 US LABS was our only customer who accounted for more than 10% of our revenues. Although we now have two additional accredited laboratories in our Access Program, the loss of US LABS to us as a customer could have a material adverse affect on our business. Revenue from US LABS during 2002 approximated 11% or $ 1,030,000 of our total revenue.

     We have entered into an agreement with Ventana Medical Systems (Nasdaq: VMSI) to jointly provide our customers with a test to screen for human papillomavirus (HPV), the virus known to be the primary cause of cervical cancer. Based on a survey of ChromaVision’s existing and potential customers, Ventana has approximately 60% of the current automated staining market within that group, therefore co-marketing efforts broaden the potential for both companies.

     We have entered into and will continue to use scientific collaborations to assist in identifying and validating applications of our technology and enhancing our marketing and distribution capabilities. We collaborate with customers as well as researchers at prestigious hospitals and major laboratories to assist with clinical studies and publishing peer reviewed scientific papers.

     Additionally, we will be seeking to collaborate with companies who can create greater awareness and/or distribution capabilities to accelerate our business plan.

Sales & Marketing

     Our goal is to make ACIS and the ACIS remote pathology workstation technologies available to the entire clinical laboratory market. To accomplish this, the ACIS and the remote pathology workstation are marketed under various revenue models.

Fee-Per-Use Model

     The ACIS and the remote pathology workstation are offered under lease arrangements in which the customer is charged based on the number of tests performed, subject to a minimum monthly payment. Rather than selling the systems, our fee-per-use strategy removes any capital equipment investment barrier to new system placements, shortens our placement cycle, yields very attractive margins and gives us a recurring source of revenues. The fee-per-use is determined by the specific test that is run along with the volume of tests run. On a monthly basis, we poll each customer’s instrument by modem to retrieve usage information. The list prices of our tests range from $40 to $150.

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

Customers

     Our target customers fall broadly into two principal market segments. We direct our marketing efforts to the following groups of customers that perform laboratory testing:

     Reference laboratories. These laboratories have a national presence or specialized focus and include Quest Diagnostics Incorporated, Laboratory Corporation of America Holdings, IMPATH, US LABS, Inc. and Specialty Laboratories Inc.

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

     University medical centers. These medical centers include transplant, oncology and research centers as well as women’s hospitals.

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

     As of December 31, 2002, the sales and marketing organization consisted of 36 people, including 14 direct sales people and nine technical service specialists in the United States and two direct sales people and two technical service specialists in Europe. We expect that the majority of our sales will result from direct, face-to-face selling efforts by our sales force augmented by strategic collaborations. As a result, we intend to devote significant resources to our sales and marketing organization to support the acceleration of the commercialization of our products, principally investing in more aggressive marketing initiatives.

     We have entered into agreements with independent distributors to market the ACIS in Italy and France.. Negotiations with additional distribution partners are currently underway. Until appropriate partners are identified we are using our European team members to sell direct in these countries.

Reimbursement Strategy

     Laboratory services provided for patients with the assistance of ACIS technology are eligible for third party reimbursement under well-established medical billing codes. These billing codes are known as Common Procedural Terminology, or CPT, codes and are the means by which Medicare and private insurers identify medical services that are provided to patients in the United States. CPT codes are established by the American Medical Association. The reimbursement dollar amounts associated with the CPT codes are established jointly by the Centers for Medicare and Medicaid Services (CMS), private insurers, and representatives from the AMA, with advice from professional societies representing the various medical specialties.

     On advice to ChromaVision from the AMA’s CPT Information Service, ACIS-based services are billed under pre-existing CPT codes. Using these CPT codes to bill for their ACIS-based services, laboratories and pathologists receive payments from Medicare and private insurance carriers at rates which are incrementally higher than those available to healthcare providers who provide testing services using manual microscopy.

     Data from published studies have shown that pathologists using the ACIS to assist in identifying patient candidates for emerging, protein-targeted therapies such as Herceptin can provide a substantial cost-benefit to the healthcare system, even after taking into account the incrementally higher dollar amounts paid to healthcare providers for ACIS use.

     ACIS use has undergone review independently by three large insurance companies that act as administrators for Medicare programs in their respective states. We provided the medical directors of these insurance companies with information showing how physicians were using the ACIS as a tool for laboratory testing. Based upon their reviews, all three carriers instituted formal policies upholding Medicare payments for ACIS-based testing using the higher-paying CPT codes suggested by the AMA.

     As with any medical service, individual insurance claims occasionally are questioned. On a broader scale, when ACIS use is first introduced into a new geographic region, some local Medicare carriers require evidence of medical necessity prior to authorizing insurance payments for the service. Local Medicare intermediaries are allowed to establish regional coverage policies that apply only to their home regions. Currently, ChromaVision is working closely with one such payer, Empire Medicare Services of New York and New Jersey, to document the medical and economic value that ACIS brings to the healthcare system. Medicare payments in those two states will not occur until the review by Empire is completed and a favorable finding is reached by Empire. Most Medicare intermediaries do not undertake such detailed reviews of the ACIS, and there is no other state in the U.S. in which ACIS services are completely excluded by a local Medicare carrier. Most ACIS-based tests are paid by public and private carriers routinely and without question. Overall, our reimbursement experience continues to be exceptionally strong with insurance billing activity occurring in approximately 42 states. We estimate that well in excess of 100 payers are routinely reimbursing for ACIS-based laboratory testing and many of our customers report that ACIS use remains financially sound for them.

Patents and Proprietary Technology

     We file patent applications to protect technology, innovations and improvements that we consider important to the development of our business. Currently, we have twelve patent applications pending with the U.S. Patent and Trademark Office and thirty-two foreign patent applications pending. We have received a notification of allowance for two patents and have also received a final issuance for eight patents, all related to the system and method for cellular specimen gradings performed by the ACIS. The patents for which we have received a final issuance have a remaining duration varying from 11 to 13 years.

     In all our patent applications, we have endeavored to file claims, which cover the underlying concepts of the unique features of the ACIS, its associated processes and methodologies as well as our specific implementation of those processes and methodologies. As a further protection against efforts to evade our proprietary position, we have systematically explored other designs, which could achieve results similar to the ACIS and prepared patent applications on those alternate designs.

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

Competition

     In the late 1980’s and early 1990’s, the cellular image analysis market was dominated by the CAS system. The CAS system, developed by Jim Bacus, Ph.D. in 1988 and later sold to Becton Dickinson, was the first attempt to automate Immunohistochemistry (IHC) analysis. The system was moderately successful, offering limited quantitation and standardization benefits, but it required a significant increase in pathologist time over manual microscopy. Although over 400 CAS systems were placed worldwide in the 1990’s, Becton Dickinson ultimately abandoned the CAS platform and the IHC market. However, even today there are approximately 90 CAS systems still in use worldwide, primarily for DNA Ploidy analysis.

     ACIS was first released in 1997 for use in research as an imaging system for the detection of rare cellular events. The primary application was for the detection of cytokeratin positive cells in bone marrow. At that time, the most significant competition to the ACIS for this application was manual microscopy and cell-based techniques such as PCR and flow cytometry. ACIS quickly showed that imaging was clearly superior to these two technologies in terms of ease-of-use and sensitivity in detecting rare cellular events.

     It became apparent that a natural expansion for ChromaVision and the ACIS was to penetrate the manually intensive IHC tissue market with initial focus on the breast cancer market. Although numerous imaging systems have preceded ACIS, they were not designed for quantitative IHC and for the most part they were targeted at the research, high volume routine PAP screens or the urinalysis markets. This meant that initially the only serious competition to the ACIS in the IHC market was the manual microscope. Traditionally, the IHC market remains one of the few areas of laboratory medicine that is not quantitative, automated or standardized with only 60% of the US laboratories, 25% of the European laboratories and 5% of the Japanese laboratories currently using automated IHC staining systems. The need for quantitative, automated and standardized IHC results became increasingly important with the recent emergence of protein-targeted therapies such as Herceptin and Iressa.

     For this reason, all of the major IHC reagent manufacturers are looking at quantitative IHC and image analysis as a critical requirement for their future growth and expansion into new markets. Companies with a strong foothold in the IHC market such as DAKO, Ventana and BioGenex could be serious competitors to ChromaVision as they have IHC market share, pathologist relationships and two of the critical system components needed to drive standardization — reagents and staining automation. Other imaging companies that have traditionally served the cytology (Pap Smears) and cytogenetics market, such as TriPath and Applied Imaging, have followed the success of the ACIS in the anatomic pathology market and are currently expanding into this market. Advancements in the field of proteonomics and the advent of new protein-based therapies, will bring increased competition to this market segment.

     Over the past three years ChromaVision has gained significant visibility in the anatomic pathology marketplace. To ensure that we capitalize on the momentum we have created and to stay ahead of our potential competitors, we are developing new applications for the ACIS and have formed a co-marketing agreement with Ventana for the detection of HPV infected cells. We are in the process of releasing the next generation ACIS, which we believe will improve our competitive position and provide an additional market within the research and biopharmaceutical communities.

Service

     We offer service and maintenance to ACIS customers as part of the “fee-per-use” pricing structure. We have developed a support, field service and parts distribution plan designed to support the installed base of ACIS systems. This plan will offer the following services as part of the “fee-per-use” structure: (i) installation; (ii) customer training and stain validation; (iii) a 24-hour per day, seven-day per week customer help desk available via a toll free number; (iv) the ability to remotely service ACIS units and load new software via dial-up modems, and (v) on-site field service and parts replacement utilizing regionally based field engineers who are supported by our headquarter’s development and engineering staff. We are currently solving approximately 92% of customer issues remotely in less than an hour and at initial customer contact. ACIS modules have an uptime rate in excess of 99%, and the mean time between failures is approximately 250 days.

Research & Development

     To date, our core competency has been in the area of advanced imaging as applied to the detection and quantification of reagent-stained cellular material. At December 31, 2002 we had 22 employees dedicated to engineering and research and development, including several scientists who hold Ph.D. degrees in various disciplines. Our research and development staff is experienced in the rapid prototyping and development of advanced software-based, electro-optical-mechanical systems. We intend to continue to invest in the recruitment of experienced scientists and engineers with an emphasis on achieving a balance between research and development, innovation and support of focused, market driven requirements. Research and development spending was approximately $6,897,000, $6,858,000 and $5,860,000 in 2000, 2001 and 2002, respectively.

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

Governmental Regulatory Status

     As a medical device, our ACIS product is subject to governmental regulation in the United States and in other countries. In the United States, the Federal Food, Drug, and Cosmetic Act (FDC Act), along with the regulations promulgated by the United States Food and Drug Administration (FDA) as well as various other federal and state statutes and regulations, govern the testing, manufacture, labeling, storage, record keeping, distribution, sale, marketing, advertising and promotion and importing and exporting of medical devices.

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

     Class I devices are those in the lowest risk category. As such, many Class I medical devices are exempt from certain pre-market and other regulatory requirements. To sell a non-exempt Class I device or a Class II device, a manufacturer must submit and obtain an order from FDA stating that the product is cleared for marketing in the United States. This FDA clearance is achieved through the filing of a Pre-market Notification (510(k)) based on the device being “substantially equivalent” to a legally marketed product, i.e., a Class I or Class II medical device or a Class III device for which FDA has not yet required a Premarket Approval Application (PMA).

     Class III devices are those in the highest risk category. As such, a manufacturer must submit and obtain FDA approval of a PMA before the device can be introduced to the United States market. The PMA process is significantly more complex and time-consuming than the 510(k) process. The PMA process almost always requires the submission of well-controlled clinical investigations in order to obtain FDA approval. On average, FDA reviews and clears a 510(k) submission within four months. PMA approval by the agency generally takes at least one year and can even take a number of years. In the case of a PMA and/or a 510(k), there is no assurance that the agency will agree with the submission and/or clear or approve the product. FDA may reject a 510(k) submission and require that a company file a PMA instead. Determination by FDA that any of our devices or certain applications of ours are subject to the PMA process could have a material adverse effect on our business, results of operations and financial condition. Nonetheless, a business benefit can accrue where FDA approves a PMA because holding a PMA may, in some instances, provide a competitive advantage. A change or modification of a medical device that has already received FDA clearance or approval can result in the need to submit further filings to the agency. A change or modification of a product cleared through the 510(k) process can result in the need for a new 510(k) submission where the change or modification could significantly affect the safety or effectiveness of the device. A change in a device that is the subject of an approved PMA could require a PMA supplement.

     We obtained our first 510(k) clearance from the FDA to market the ACIS with a test to screen blood for malignancy. In July 1999 we received our second 510(k) clearance from the FDA which granted use of the ACIS to assist the pathologist to detect, count and classify cells of clinical interest based on recognition of cellular objects of particular color, size and shape. In 2002 we received our most recent 510(k) clearance from the FDA which granted the ability to use ACIS to conduct an Estrogen Receptor and Progesterone Receptor (ER/PR) test, which aid in the management, prognosis and prediction of therapeutic response for cancer.

     As a Class II medical device manufacturer, we are also subject to FDA’s Quality System Regulation (QSR) which includes FDA’s regulatory requirements for Good Manufacturing Practices (GMPs). In addition, we are subject to FDA’s regulations regarding labeling, medical device reporting and reports of corrections and removals. The medical device reporting regulations require us to provide certain information to FDA in the event of a death or serious injury allegedly associated with the use of ACIS or any product malfunction which would likely cause or contribute to a death or serious injury if the malfunction were to recur. Class II devices may also be required to adhere to certain “special controls” including but not limited to performance standards, post-market surveillance and/or patient registries where applicable. In addition, we must comply with applicable regulatory requirements for the export of our products.

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

Employees

     As of December 31, 2002, we employed 100 persons of which 22 persons were in product development and engineering, 26 persons were in manufacturing, quality assurance and field services, 16 persons were in finance, executive and administrative capacities and 36 persons were in sales and marketing. We are not subject to any collective bargaining agreements, and we believe that our relationship with our employees is good.

     In addition to full-time employees, we utilize the services of various independent contractors, primarily for certain product development and foreign sales, marketing and administrative activity.

Reports

     We make available free of charge through our website, www.chromavision.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or to be furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Item 2. Properties

     Our executive office, development and manufacturing facilities are located in San Juan Capistrano, California, in approximately 21,000 square feet. We lease the space at an annual rent of approximately $148,000. The existing lease agreement expires in February 2004 and we anticipate exercising our option to extend the lease to February 28, 2005. We are currently exploring leasing other facilities as we anticipate that additional space will be required as our business expands. We believe that we will be able to obtain suitable space as needed.

Item 3. Legal Proceedings

     We are not a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, management believes would have a material adverse effect on the business, financial condition or results of operations of the business.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to us by a vote of the security holders during the fourth quarter ended December 31, 2002.

Executive Officers

     The following persons were executive officers of the Company at March 28, 2003:

Name	Age	Position

Carl W. Apfelbach	50	President and Chief Executive Officer
Stephen T.D. Dixon	43	Executive Vice President and Chief Financial Officer
Kenneth D. Bauer, Ph.D.	52	Vice President and Chief Science Officer
Michael G. Schneider	53	Senior Vice President of Operations
Jose de la Torre-Bueno, Ph.D.	54	Vice President and Chief Technology Officer
David Weisenthal	53	Vice President of Strategic Marketing

     Carl W. Apfelbach, 50, President and Chief Executive Officer of the Company since April 2002, was President and Chief Operating Officer from May 2001 until April 2002. Mr. Apfelbach brings over twenty years of clinical diagnostics, laboratory product development and international general management experience to ChromaVision. From December 1994 to December 2000 Mr. Apfelbach served as Corporate Vice President with Dade Behring, a privately held provider of clinical and laboratory products. From August 1997 to June 1999, he was President of Dade Behring Limited in Tokyo, Japan. Mr. Apfelbach also spent nearly ten years with Baxter International, a publicly traded worldwide manufacturer and distributor of diversified healthcare products, where he served in various senior management positions, most recently Vice President and General Manager. Mr. Apfelbach holds a Master’s Degree in Business Administration in Marketing and Finance from Case Western Reserve University and a Bachelor’s Degree in Economics and History from Denison University.

     Stephen T.D. Dixon, 43, Executive Vice President and Chief Financial Officer since December 2002. Mr. Dixon brings over two decades of executive level experience in financial management, corporate finance and strategic business plan development and implementation to ChromaVision. From November 2000 to November 2002, Dixon served as Senior Vice President and Chief Financial Officer with The Scully Companies, a privately held provider of regional transportation services located in Fontana, California. Mr. Dixon also spent two years in various senior management positions, most recently Vice President and Chief Financial Officer, U.S. and Canada for the largest division of Bax Global, Inc., a $2 billion publicly traded provider of global transportation and supply chain services located in Irvine, Calif. Mr. Dixon graduated with honors receiving a Master’s Degree in Business Administration from the Wharton Graduate School of the University of Pennsylvania and graduated cum laude with a Bachelor’s Degree in Accounting and Economics from Bucknell University.

     Kenneth D. Bauer, Ph.D., 52, has been Vice President and Chief Science Officer since August 1997. From 1992 to 1997, Dr. Bauer was Senior Scientist in the Immunology Division and head of Cytometry for Genentech, Inc. a publicly traded biotechnology company. Prior to Genentech, Dr. Bauer held academic positions at Northwestern University (Associate Professor of Pathology) and the University of Rochester, in New York (Assistant Professor of Oncology). Dr. Bauer has authored over 90 peer-reviewed scientific publications, edited two books, and was Associate Editor of Cytometry (Journal of the Society of Analytical Cytology) for ten years. Dr. Bauer has been a member of the scientific advisory boards for several public companies and served on scientific review sections for the National Institutes of Health, Department of Energy, and National Aeronautics and Space Administration. He is currently a Clinical Professor of Pathology at the Keck School of Medicine, University of Southern California, an Adjunct Professor of Pathology and Laboratory Medicine at the University of Pennsylvania School of Medicine and a subcommittee member of the National

Committee for Clinical Laboratory Standards. Dr. Bauer received a Bachelor of Arts degree in Zoology from the University of California at Los Angeles and a Doctorate of Philosophy in Anatomy and Radiology from the University of Utah.

     Michael G. Schneider, 53, has been Senior Vice President of Operations since January 2003, was Vice President of Operations since April 2001, and was Vice President of Manufacturing and Service before that. From 1995 to May 1996, Mr. Schneider was Director of Operations at Kodak Health Imaging Systems, Inc. From 1993 to 1995, Mr. Schneider was Director of Worldwide Service at Kodak’s Health Imaging Service Division. From 1990 to 1993, Mr. Schneider was Manager of Electronic Imaging Service Support at Kodak’s Health Science Division. Mr. Schneider has over twenty-five years of experience in manufacturing and service management.

     Jose de la Torre-Bueno, Ph.D., 53, has been Chief Technology Officer since April 2001 and has been Vice President since February 1999. Dr. Torre-Bueno was also Senior Applications Engineer for the Company from July 1998 to February 1999. Prior to joining ChromaVision, Dr. Torre-Bueno was engaged as a consultant to Tower Technologies in Encinitas, California. In 1982, he founded American Innovision; an image analysis company that configured complete application systems and designed and built software and hardware. He served as President and Vice President of Research and Development for American Innovision, a company in which he had a substantial ownership interest, until its sale to Oncor Instrument Systems in 1992. He remained with Oncor for three years after the sale as Senior Scientist and Research and Development Manager. Dr. Torre-Bueno has been an inventor on 4 issued patents and 8 pending patents all assigned to Chromavision. Dr. Torre-Bueno is currently an Adjunct Professor in the Department of Mathematical Sciences at San Diego State University and a Clinical Professor of Pathology at the Keck School of Medicine, University of Southern California. Dr. Torre-Bueno earned a Bachelor of Science degree in Biology and Psychology from the State University of New York at Stony Brook and a Doctorate of Philosophy in Physiology, Behavior and Genetics from Rockefeller University.

     David Weisenthal, 53, is Vice President of Strategic Marketing, having joined ChromaVision as Director of Marketing in 1998 and later serving as Vice President of Marketing from 1999 though 2001. From 1997 to 1998, Mr. Weisenthal was Vice President of Marketing at US Labs, Inc., an anatomic pathology reference laboratory. Prior to joining US Labs, Mr. Weisenthal was Director of Corporate Marketing at Oncotech, Inc., an oncology reference laboratory, where he worked for seven years. For three years, Mr. Weisenthal was General Partner in an oncology reference laboratory that he co-founded. Including time spent in television and radio, Mr. Weisenthal has over twenty-five years experience in advertising, marketing, and sales, with a 17-year focus in pathology and oncology marketing. Mr. Weisenthal earned a Bachelor of Arts degree in English, Marketing and Telecommunications from the University of Louisville.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

     Our common stock trades on the NASDAQ National Market under the symbol “CVSN”. The table below sets forth the high and low sales prices of the common stock:

	High	Low

January 1, 2001 – March 31, 2001	6.75	2.56
April 1, 2001 – June 30, 2001	7.15	3.35
July 1, 2001 – September 30, 2001	6.49	2.80
October 1, 2001 – December 31, 2001	5.03	3.00
January 1, 2002 – March 31, 2002	5.50	4.25
April 1, 2002 – June 30, 2002	5.15	1.17
July 1, 2002 – September 30, 2002	1.99	1.00
October 1, 2002 – December 31, 2002	1.84	1.01

     As of March 5, 2003 we had outstanding 37,492,493 shares of common stock held by approximately 10,000 shareholders including beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

     We have not paid cash dividends and do not anticipate paying cash dividends in the foreseeable future. The declaration and payment of dividends is prohibited in accordance with covenants related to our $3 million revolving credit agreement acquired in February 2003. The restriction on dividends remains during the term of the revolving credit agreement. We expect to utilize any future earnings to finance our operations. The actual amount of any dividends paid would be subject to the discretion of the Board of Directors of the Company and would depend on our operations, financial and business requirements and other factors.

     See Note 6 of the Notes to the Consolidated Financial Statements for information concerning the sale of Common Stock to Safeguard, the conversion of all of the outstanding shares of our Series D Preferred Stock into Common Stock and the amendment of related warrants. Those securities transactions were entered into in reliance upon the exemption from registration under the Securities Act of 1933 afforded by Section 4(2) of that Act and Rule 506 adopted by the Securities and Exchange Commission under that Act. The sales of securities were entered into with a limited number of sophisticated and accredited investors who had access to the kind of information that would be included in a registration statement filed under the Securities Act and who acquired the shares for investment and not with a view to resale thereof. In addition the conversion of the Series D Preferred Stock and the changes to the terms of the warrants were also entered into in reliance upon Section 3(a)(9) of the Securities Act as securities exchanged with existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.

Item 6. Selected Financial Data

     The following table presents selected financial data for the last five years of the operation of our business. The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

	Years Ended December 31,
	1998	1999	2000	2001	2002

Consolidated Statement of Operations Data:
Revenue	$16,823	$268,720	$1,196,153	$4,886,352	$9,255,707
Selling, general and Administrative expenses	4,068,675	6,186,332	9,453,810	10,951,564	11,118,278
Research and development Expenses	4,664,311	6,075,835	6,897,377	6,857,627	5,859,619
Net loss(1)	(8,078,325)	(11,560,830)	(14,752,476)	(13,641,150)	(9,460,156)
Accretion of and dividends on redeemable, convertible preferred stock(2)	—	—	—	(1,006,081)	(4,367,694)
Net loss attributable to common stock	$(8,078,325)	$(11,560,830)	$(14,752,476)	$(14,647,231)	$(13,827,850)
Basic and diluted net loss per common share(1)	$(0.47)	$(0.64)	$(0.75)	$(0.73)	$(0.54)

	As of December 31,
	1998	1999	2000	2001	2002

Consolidated Balance Sheet Data:
Cash and cash equivalents	$2,853,546	$11,802,668	$9,797,698	$7,401,078	$2,810,313
Total assets(3)	14,630,955	22,434,855	14,901,546	15,065,221	10,852,956
Total liabilities(4)	1,243,735	1,314,797	1,690,159	12,508,317	2,692,936
Accumulated deficit	(23,228,272)	(34,789,102)	(49,541,578)	(64,188,809)	(78,016,659)
Total stockholders’ equity	13,387,220	21,120,058	13,211,387	2,556,904	8,160,020

(1)	See Note 2 of the Notes to the Consolidated Financial Statements for information concerning the calculation of net loss per common share.

(2)	See Note 6 of the Notes to the Consolidated Financial Statements for information concerning the accretion and dividends of the redeemable, convertible preferred stock.

(3)	1998 includes a $5,000,000 demand note payable by Safeguard Scientific, Inc., which was paid in full in June 1999. Short-term investments for 1998 and 1999 are approximately $3.5 million and $5.8 million, respectively.

(4)	2001 includes approximately $8.6 million of convertible, redeemable preferred stock. See Note 6 of the Notes to the Consolidated Financials Statements for information concerning the conversion and retirement of all of the outstanding shares of the Series D Preferred Stock in 2002.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

     We develop, manufacture and market a versatile automated digital microscope system with the ability to detect, count and classify cells based on color, size and shape to assist pathologists in making critical medical decisions that can affect patient treatment. The ACIS® (Automated Cellular Imaging System) combines an automated microscope with computer-based color imaging technology. The FDA-cleared ACIS device is currently being used by pathologists and researchers to analyze specimens placed on slides and stained with color-producing, commercially available reagents.

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods presented. Therefore, on an ongoing basis, we evaluate our estimates, including those provisions for bad debts and reserves for ACIS in progress.

     For estimated bad debts, we review on an individual account basis the age of the receivable, all circumstances surrounding the transaction that gave rise to the receivable and whether the customer continues to have the financial resources to pay the receivable as of the balance sheet date and prior to the issuance of the financial statements for the respective period. For ACIS in progress, the respective reserve is based upon the expected future use of the ACIS components based upon proposed design changes, high value components that may be discontinued in the near future and whether there are any lower of cost or market considerations. For other obligations, where judgment is required, we review the circumstances surrounding the obligation and evaluate the facts and circumstances to determine an appropriate level of accrual for each obligation.

     We place most of our instruments with users on a “fee-per-use” basis. We obtain the billing information via modem, which accesses the ACIS database. Revenue is recognized based on the greater of actual usage fees or the minimum monthly rental fee. Under this pricing model, we will own most of the ACIS instruments that are engaged in service and, accordingly, all related depreciation and maintenance costs are expensed as incurred. For those instruments that are sold, we recognize and defer revenue using the residual method pursuant to the requirements of Statement of Position No. 97-2, “Software Revenue Recognition” (SOP 97-2), as amended by Statement of Position No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Arrangements.” At the outset of the arrangement with the customer, we defer revenue for the fair value of its undelivered elements (e.g., maintenance) and recognize revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (e.g., software license) when the basic criteria in SOP 97-2 have been met. Maintenance revenue is recognized ratably over the term of the maintenance contract, typically 12 months. Revenue on product sales is recognized upon acceptance by the customer subsequent to a testing and evaluation period.

     Some instruments are placed through distributors in Europe who are paid commissions based on a percentage of fees paid for use of the system as the fees accrue or as the sales take place. No such sales took place during 2002.

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

Revenue

Fee-per-use. Revenue increased approximately $5.2 million or 142% over the comparable period in 2001 due primarily to an increase in ACIS placements. The number of accounts in the field generating fee-per-use charges increased from 106 to 217. The average monthly revenue for ACIS placements and remote viewing stations was approximately $5,350 and $2,475, respectively, as compared to $5,500 and $2,200 for the comparable period in 2001. Our business plan focuses on placing the ACIS under a lease arrangement in which the customer is charged based on the number of tests performed, subject to a minimum monthly payment. However, occasional sales of the ACIS system are made to strategic research institutions. Additionally, we also sell or lease the system on a fixed rent basis in the European Community where the fee-per-use strategy is not accepted in the healthcare structure.

System sales. Revenue from system sales decreased approximately $814,000 or 66% over the comparable period in 2001 due primarily to fluctuations in the number of units sold. Four systems were sold during 2002 as compared to nine for the comparable period in 2001. System sales contributed 5% of total revenue for 2002 as compared to 25% for the comparable period in 2001. The percentage of revenue contributed by system sales should continue to decline as the revenue from fee-per-use increases. Revenue from system sales can fluctuate significantly principally due to the infrequent and limited number of system sales.

Cost of revenue. Cost of revenue primarily consists of cost for manufacturing the ACIS, which includes the cost for direct material, labor costs and manufacturing overhead. For fee-per-use revenue the cost of the ACIS is depreciated over a three-year time period and for a system sale the entire cost of the ACIS system is recognized at the time of sale. Cost of revenue for 2002 was approximately $1.8 million as compared to $1.0 million for the corresponding period in 2001. The increase in cost of revenues was due primarily to the increase in system placements. The gross margin, as a percentage of total revenue for 2002 was 80% as compared to 79% for the comparable period in 2001. The gross margin increase is primarily due to the decline in the material costs of our ACIS system.

Selling, general and administrative expenses. Expenses increased approximately $200,000 or 2% over the comparable period in 2001. The increase is primarily due to the accrual of senior management severance costs, an increase in costs related to our expanded sales force and an increase in sales commission related to our revenue growth. These increases were offset by a reduction in executive recruiting and relocation costs incurred during 2001. We anticipate selling, general and administrative expenses for 2003 to increase due to several strategic marketing initiatives targeted to begin during 2003 to support our entry into the infectious disease market and our expanded menu of applications.

Research and development expenses. Expenses decreased approximately $1 million or 15% over the comparable period in 2001. The decline is primarily due to a reduction in personnel and clinical trial costs as we sought to achieve an appropriate level of personnel to support the development of new system capabilities and the continuation of technological advances to the ACIS.

Other income. Other income for the year ended December 31, 2002 decreased approximately $238,000 or 76% below the comparable period in 2001 due to a decrease in interest earned on our lower cash balance for 2002.

Preferred stock accretion and dividends. Our net loss attributable to Common Stock for 2002 included a charge of $4.4 million, which consisted of a $2.7 million charge for a write-off of the unamortized discount on the outstanding shares of our Series D Preferred Stock, which were converted into Common Stock on August 28, 2002, and a $1.7 million charge for the accretion of dividends on the Series D Preferred Stock. See Note 6 of the Notes to the Condensed Consolidated Financial Statements. The write-off and accretion are non-cash charges, and the conversion of all of the outstanding shares of Series D Preferred eliminates charges for accretion of, and dividends, on the Series D Preferred Stock in subsequent periods.

Year Ended December 31, 2001 Compared with Year Ended December 31, 2000

Revenue

Fee-per-use. Revenue increased approximately $2.9 million or 384% over the comparable period in 2000 due primarily to an increase in ACIS placements and an increase in usage of the ACIS. The number of accounts in the field generating fee-per-use charges increased from 21 to 106, and average monthly revenue for our full ACIS accounts increased from $5,200 to approximately $5,500 per month over the comparable period in 2000.

System sales. Revenue from system sales increased approximately $800,000 or 180% over the comparable period in 2000 due primarily to fluctuations in the number of units sold. Nine systems were sold during 2001 as compared to four for the comparable period in 2000. System sales contributed 25% of total revenue for 2001 as compared to 37% for the comparable period in 2000.

Cost of revenue. Cost of revenue for 2001 was approximately $1.0 million as compared to $356,000 for the corresponding period in 2000. The increase in cost of revenues was due primarily to the increase in system placements. The gross margin, as a percentage of total revenue for 2001 was 79% as compared to 70% for the comparable period in 2000. The gross margin increase is primarily due to increase revenue per ACIS placement and a reduction in the cost of the ACIS instrumentation.

Selling, general and administrative expenses. Expenses increased approximately $1.5 million or 16% over the comparable period in 2000. The increase is primarily due to an increase in staffing costs for both administrative and sales and marketing positions as the company expanded commercial activities.

Research and development expenses. Expenses remained comparable to 2000 and declined approximately 1%.

Other income. Other income for the year ended December 31, 2001 decreased approximately $446,000 or 59% below the comparable period in 2000 due to a decrease in interest rates and a lower cash balance for 2001. The lower cash balance is due to funding of operations.

Preferred stock accretion and dividends. Our net loss attributable to Common Stock for 2001 included a charge of $1 million for the accretion of dividends on the Series D Preferred Stock. The accretion is a non-cash charge. See Note 6 of the Notes to the Consolidated Financial Statements.

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

     We also face uncertainties with respect to our ability to complete development of additional tests for the ACIS. In order to mitigate the risk that any one test will not be successfully developed, we maintain a pipeline of tests in a prioritized queue so that if any one test is not successfully developed, or market feedback suggests that a test should be given a lower priority, we can align development efforts according to priority. In addition, the ACIS system is dependent upon the laboratory producing a quality stained slide for image analysis. Reagent and or stain quality issues by stain manufacturers may impact the rate at which the ACIS technology is adopted or new applications are added to existing placements. Other uncertainties affecting our business include our ability to maintain and develop our relationship with additional remote imaging laboratories and thereby reduce our concentration of risk with a significant customer as described in Note 2 of the Notes to the Consolidated Financial Statements, to collaborate successfully with other companies, universities and research centers to develop, initiate and complete clinical trials of new applications for the ACIS and obtain governmental approvals for the applications. Lack of success in these efforts could have a material adverse effect on the future results of our operation and our ability to generate sufficient cash flow to fund operations.

     At December 31, 2002 we had approximately $8.2 million in stockholders’ equity. In order for our Common Stock to continue to trade on the Nasdaq National Market, we will have to achieve and maintain a stockholders’ equity of at least $10 million. In February 2003, we completed a private placement of $5 million of Common Stock to Safeguard bringing our stockholders’ equity above $10 million (see Note 10 of the Notes to the Consolidated Financial Statements). We expect to continue to incur operating losses during 2003, which means that we may not be able to maintain the required stockholders’ equity unless we obtain additional equity financing beyond the $5 million obtained in February 2003. If our Common Stock ceases to be quoted on the Nasdaq National Market, the trading volume and trading prices of the stock could be adversely affected and that may make it more difficult for us to obtain equity financing in the future.

Liquidity and Capital Resources

     At December 31, 2002 we had approximately $2.8 million of cash and cash equivalents, working capital of approximately $2.6 million and no long-term debt. Cash used in operating activities was $8.5 million in 2002 due primarily to our net loss of $9.5 million. Cash used in investing activities of $2.3 million primarily consisted of capital expenditures of approximately $2.2 million and related primarily to the manufacture of the ACIS systems placed with customers. Capital expenditures are expected to total approximately $5 million in 2003 and are expected to be primarily related to the manufacture of the ACIS for placement with customers, although our present plans could change and this amount could be materially different. Our business plan anticipates placing these instruments with users and charging a “fee-per-use” for each time the instrument is used to perform a test. The manufacture of these instruments will require a significant outlay of cash for which revenues will be recognized over the lease term. We intend to fund these expenditures with our current cash resources and with the proceeds from the February 2003 private placement and revolving line of credit.

     Cash provided from financing activities of $6.2 million was primarily due to our completion of the sale of $7 million of our Common Stock to Safeguard on August 28, 2002 and the conversion and retirement of all of the outstanding shares of the Series D Preferred Stock. In the transaction entered into on June 13, 2002 and completed on August 28, 2002 Safeguard purchased an aggregate of 4,416,404 shares of our Common Stock for $7 million and separately acquired 10,730 outstanding shares of our Series D Preferred Stock from others which, together with the remaining outstanding shares of Series D Preferred Stock held by others, were converted into 7,961,570 shares of Common Stock. The purchase price for the Common Stock and the conversion price of the Series D Preferred Stock were both $1.585 per share.

     In February 2003 we issued 4,646,408 shares of our Common Stock for an aggregate cash purchase price of $5 million ($1.0761 per share) in a private placement to Safeguard. Safeguard already owned beneficially a majority of the outstanding shares of Common Stock of the Company.

     Also in February 2003 we announced that we entered into a $3 million revolving credit agreement with the Technology and Life Sciences Division of Comerica Bank-California (NYSE:CMA). Both the borrowings under the line of credit and the proceeds from the sale of the Common Stock will be used for working capital purposes. Borrowings under the line of credit will bear interest at Comerica’s prime rate plus one-half percent. A one-time facility fee for the line of credit was also paid to Comerica. The borrowings are guaranteed by Safeguard. ChromaVision will pay to Safeguard a one-time fee for the guarantee of $15,000 plus an amount equal to 4.5% of the daily-weighted average principal balance outstanding under the line of credit.

     Existing cash resources, including the proceeds available from the private placement and revolving line of credit completed in February 2003 may be sufficient to satisfy our cash needs during 2003. Our losses from operations and increases in working capital requirements will continue during 2003, but we expect our operating losses in 2003 to significantly decrease due to revenue generated from additional system placements. It is entirely possible, however, that our cash resources will not be sufficient. To support any such future cash needs, we intend to consider additional debt or equity financing. If we are unable to obtain sufficient additional funds, we will have to delay, scale back or eliminate some or all of our development activities, clinical studies and/or regulatory activities.

     The following table summarizes our contractual obligations and commercial commitments at December 31, 2002:

	Payment due by period

Contractual Obligations	Total	2003	2004	2005	2006 and beyond

Long-Term Debt Obligations	—	—	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	$221,100	$188,000	$33,000	—	—
Purchase Obligations	450,000	450,000	—	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	$671,100	$638,000	$33,000	—	—

Off-Balance Sheet Arrangements

     We have no off-balance sheet arrangements that provide financing, liquidity or market or credit risk support or involve leasing, hedging, research and development services for our business or other similar arrangements that may expose us to liability that is not expressly reflected in the financial statements, except for a facilities and automobile operating lease.

     At December 31, 2002, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

     The Emerging Issues Task Force “EITF” recently reached a consensus on its tentative conclusions for EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides accounting guidance for customer solutions where delivery or performance of products, services and/or performance may occur at different points in time or over different periods of time. Companies are required to adopt this consensus for fiscal periods beginning after June 15, 2003. The Company believes the adoption of EITF 00-21 will not have a material impact on the Company’s financial position, results of operations, or liquidity.

     In November 2002, FASB issued FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize a liability for the fair value, or market value, of the obligation undertaken in issuing a guarantee at the inception of the guarantee. The provisions of FIN 45 relating to liability recognition do not apply to certain obligations such as product warranties and guarantees accounted for as derivatives. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified subsequent to December 31, 2002. The disclosure requirements of FIN 45 are effective for interim or annual financial statement periods ending after December 15, 2002. The Company adopted the provisions of FIN 45 relating to footnote disclosure of warranty obligations on January 1, 2003. The Company does not expect the adoption of the recognition and measurement provisions of FIN 45 will have a significant impact on its consolidated financial position or results of operations.

     In December 2002, FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation, Transition and Disclosure” (“SFAS 148”). SFAS 148 amends the disclosure requirements of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 also amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company will commence quarterly footnote disclosure of the fair value based method of accounting for stock-based employee compensation beginning in the first quarter ending March 31, 2003. As the Company has decided not to voluntarily adopt the SFAS 123 fair value method of accounting for stock-based employee compensation, the new transition alternatives of SFAS 148 will not have a material impact on its consolidated financial position or results of operations.

     On January 17, 2003, the FASB issued FASB Financial Interpretation No. 46, “Consolidation of Variable Interest Entities,” which requires extensive disclosures (including disclosures that are applicable to December 31, 2002 financial statements) and will require companies to evaluate variable interest entities created after January 31, 2003 and existing entities to determine whether to apply the Interpretation’s consolidation approach to them. Companies must apply the Interpretation to entities with which they are involved if the entity’s equity has specified characteristics. If it is reasonably possible that a company will have a significant variable interest in a variable interest entity at the date the Interpretation’s consolidation requirements become effective, the company must disclose the nature, purpose, size and activities of the variable interest entity and the consolidated enterprise’s maximum exposure to loss resulting from its involvement with the variable interest entity in all financial statements issued after January 31, 2003 (as well as December 31, 2002 financial statements) regardless of when the variable interest entity was created. Since the Company has no interest in any variable interest entity, the Company believes that the adoption of this interpretation will not have a material impact on its consolidated financial position or results of operations.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk.

     Historically, we have invested excess cash in short-term debt securities that are intended to be held to maturity. These short-term investments typically have various maturity dates which do not exceed one year. We had no short-term investments as of December 31, 2002.

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

     Changes in foreign exchange rates, and in particular a strengthening of the U.S. dollar, may negatively affect our consolidated sales and gross margins as expressed in U.S. dollars. To date, we have not entered into any foreign exchange contracts to hedge our exposure to foreign exchange rate fluctuations. However, as our international operations grow, we may enter into such arrangements in the future. Effective January 1, 2002, our foreign sales were denominated in Euros. Foreign currency-denominated sales have not been significant.

Item 8. Financial Statements and Supplementary Data

CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
ChromaVision Medical Systems, Inc.:

     We have audited the accompanying consolidated balance sheets of ChromaVision Medical Systems, Inc. and subsidiaries as of December 31, 2001 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ChromaVision Medical Systems, Inc., and subsidiaries as of December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Costa Mesa, California
January 22, 2003, except as to Note 10, which is as of February 26, 2003

CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2001	2002

ASSETS
Current assets:
Cash and cash equivalents	$7,401,078	$2,810,313
Accounts receivable, less allowance for doubtful accounts of $287,000 in 2001 and $218,000 in 2002	1,738,497	2,355,421
Other	157,071	162,211

Total current assets	9,296,646	5,327,945
Property and equipment, net	5,251,149	4,760,499
Other	517,426	764,512

Total assets	$15,065,221	$10,852,956

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$832,439	$750,919
Accrued payroll	759,012	862,955
Accrued liabilities	1,349,495	1,079,062
Investment banking fee payable	1,000,000	—

Total current liabilities	3,940,946	2,692,936
Commitments and contingencies
Series D redeemable convertible preferred stock, $1,000 par value, authorized 12,500 shares, issued and outstanding 12,500 in 2001 and none in 2002	8,567,371	—
Stockholders’ equity:
Series C convertible preferred stock, $.01 par value, authorized 200,000 shares, none issued and outstanding	—	—
Common stock $.01 par value, authorized 50,000,000 shares, issued and outstanding 20,188,425 in 2001 and 32,846,085 in 2002	201,884	328,461
Additional paid-in capital	66,631,637	85,914,824
Accumulated deficit	(64,188,809)	(78,016,659)
Accumulated other comprehensive loss	(87,808)	(66,606)

Total stockholders’ equity	2,556,904	8,160,020

Total liabilities and stockholders’ equity	$15,065,221	$10,852,956

See accompanying notes to consolidated financial statements.

CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,

	2000	2001	2002
Revenue:
Fee-per-use	$752,101	$3,643,446	$8,827,284
System sales	444,052	1,242,906	428,423

Total revenue	1,196,153	4,886,352	9,255,707
Cost of revenue	355,714	1,030,825	1,812,856

Gross profit	840,439	3,855,527	7,442,851

Operating expenses:
Selling, general and administrative	9,453,810	10,951,564	11,118,278
Research and development	6,897,377	6,857,627	5,859,619

Total operating expenses	16,351,187	17,809,191	16,977,897

Loss from operations	(15,510,748)	(13,953,664)	(9,535,046)
Other income	759,872	314,114	76,590

Loss before income taxes	(14,750,876)	(13,639,550)	(9,458,456)
Income taxes	1,600	1,600	1,700

Net loss	$(14,752,476)	$(13,641,150)	$(9,460,156)
Accretion of and dividends on redeemable, convertible preferred stock	—	(1,006,081)	(4,367,694)

Net loss attributable to common stock	$(14,752,476)	$(14,647,231)	$(13,827,850)

Basic and diluted net loss per common share	$(.75)	$(.73)	$(.54)

Weighted average number of common shares outstanding	19,656,421	20,150,279	25,625,538

See accompanying notes to consolidated financial statements.

CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive		Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total	Loss

Balances at December 31, 1999	19,488,629	194,886	55,742,904	(34,789,102)	(28,630)	21,120,058
Exercise of stock options	43,144	431	309,522	—	—	309,953
Sale of common stock, net of offering costs	560,693	5,608	6,596,066	—	—	6,601,674
Comprehensive Loss:
Net loss	—	—	—	(14,752,476)	—	(14,752,476)	(14,752,476)
Foreign currency translation adjustment	—	—	—	—	(67,822)	(67,822)	(67,822)

Comprehensive loss	—	—	—	—	—	—	$(14,820,298)

Balances at December 31, 2000	20,092,466	200,925	62,648,492	(49,541,578)	(96,452)	13,211,387
Exercise of stock options	20,837	208	117,421	—	—	117,629
Purchase of stock under ESPP	18,165	182	46,640	—	—	46,822
Redeemable preferred stock beneficial conversion	—	—	1,148,421	—	—	1,148,421
Common stock warrants	—	—	2,295,162	—	—	2,295,162
Accretion of redeemable preferred stock	—	—	—	(707,472)	—	(707,472)
Preferred stock dividend	—	—	—	(298,609)	—	(298,609)
Sale of common stock, net of offering costs	56,957	569	375,501	—	—	376,070
Comprehensive Loss:
Net loss	—	—	—	(13,641,150)	—	(13,641,150)	(13,641,150)
Foreign currency translation adjustment	—	—	—	—	8,644	8,644	8,644

Comprehensive loss	—	—	—	—	—	—	$(13,632,506)

Balances at December 31, 2001	20,188,425	201,884	66,631,637	(64,188,809)	(87,808)	2,556,904
Exercise of stock options	13,700	137	49,831			49,968
Purchase of stock under ESPP	38,472	384	63,925	—	—	64,309
Redeemable preferred stock conversion	7,961,570	79,616	12,539,472	—	—	12,619,088
Accretion of redeemable preferred stock				(4,060,404)	—	(4,060,404)
Preferred stock dividend	227,514	2,276	588,404	(307,290)	—	283,390
Sale of common stock, net of offering costs	4,416,404	44,164	6,041,555	—	—	6,085,719
Comprehensive Loss:
Net loss	—	—	—	(9,460,156)	—	(9,460,156)	(9,460,156)
Foreign currency translation adjustment					21,202	21,202	21,202
Comprehensive loss	—	—	—	—	—	—	$(9,438,954)

Balances at December 31, 2002	32,846,085	$328,461	$85,914,824	$(78,016,659)	$(66,606)	$8,160,020

See accompanying notes to consolidated financial statements

CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2000	2001	2002

Cash flows from operating activities:
Net loss	$(14,752,476)	$(13,641,150)	$(9,460,156)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,920,012	2,158,087	2,654,800
Changes in operating assets and liabilities:
Accounts receivable,net	(238,202)	(1,479,332)	(616,924)
Other assets	51,501	(288,260)	(53,982)
Accounts payable	(225,816)	480,971	(81,520)
Accrued payroll	303,776	130,864	103,943
Investment banking fee payable	—	—	(1,000,000)
Accrued liabilities	302,217	346,887	(99,730)

Net cash used in operating activities	(12,638,988)	(12,291,933)	(8,553,569)

Cash flows from investing activities:
Maturities of investments	5,822,451	—	—
Other	—	—	(51,756)
Purchases of property and equipment	(2,029,208)	(2,955,355)	(2,206,638)

Net cash (used in) provided by investing activities	3,793,243	(2,955,355)	(2,258,394)

Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of stock under employee stock purchase plan	309,953	164,451	114,277
Sale of convertible preferred stock	—	12,500,000	—
Issuance costs on sale of convertible preferred stock	—	(196,517)	—
Sale of common stock	7,000,000	400,000	7,000,000
Common stock offering costs	(398,326)	(23,930)	(914,281)

Net cash provided by financing activities	6,911,627	12,844,004	6,199,996

Effect of exchange rate changes on cash and cash equivalents	(70,852)	6,664	21,202
Net decrease in cash and cash equivalents	(2,004,970)	(2,396,620)	(4,590,765)
Cash and cash equivalents beginning of year	11,802,668	9,797,698	7,401,078

Cash and cash equivalents end of year	$9,797,698	$7,401,078	$2,810,313

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$3,978	$1,600	$1,700
Non-cash investing and financing activities:
Issuance of warrants relating to the preferred stock financing	$—	$2,295,162	$—
Beneficial conversion feature relating to the preferred stock financing	$—	$1,148,421	$—
Conversion of convertible preferred stock	$—	$—	$12,619,088
Issuance of common stock in lieu of cash for preferred stock dividend payable	$—	$—	$590,680
Accretion of preferred stock dividend	$—	$298,609	$307,290
Investment banking fee paid in January 2002	$—	$1,000,000	$—
Accretion of preferred stock	$—	$707,472	$4,060,404

See accompanying notes to consolidated financial statements.

CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization

Overview

     ChromaVision Medical Systems, Inc. (the “Company”) develops, manufactures and markets a versatile automated digital microscope system with the ability to detect, count and classify cells based on color, size and shape to assist pathologists in making critical medical decisions that can affect patient treatment. The ACIS® (Automated Cellular Imaging System) combines an automated microscope with computer-based color imaging technology. The FDA-cleared ACIS device is currently being used by pathologists and researchers to analyze specimens placed on slides and stained with color-producing, commercially available reagents.

(2) Summary of Significant Accounting Policies

(a) Basis of Consolidation

     The consolidated financial statements include the results of operations, account balances and cash flows of ChromaVision and our wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

(b) Revenue Recognition

     We place most of our instruments with users on a “fee-per-use” basis. We obtain the billing information via modem, which accesses the ACIS database. Revenue is recognized based on the greater of actual usage fees or the minimum monthly rental fee. Under this pricing model, we will own most of the ACIS instruments that are engaged in service and, accordingly, all related depreciation and maintenance costs are expensed as incurred. For those instruments that are sold, we recognize and defer revenue using the residual method pursuant to the requirements of Statement of Position No. 97-2, “Software Revenue Recognition” (SOP 97-2), as amended by Statement of Position No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Arrangements.” At the outset of the arrangement with the customer, we defer revenue for the fair value of its undelivered elements (e.g., maintenance) and recognize revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (e.g., software license) when the basic criteria in SOP 97-2 have been met. Maintenance revenue is recognized ratably over the term of the maintenance contract, typically 12 months. Revenue on product sales is recognized upon acceptance by the customer subsequent to a testing and evaluation period.

     Some instruments are placed through distributors in Europe who are paid commissions based on a percentage of fees paid for use of the system as the fees accrue or as the sales take place. No such sales took place in either 2001 or 2002.

(c) Cash and Cash Equivalents

     Cash and cash equivalents consist of amounts held as bank deposits and highly liquid debt instruments with a maturity of three months or less. No single investment exceeded 5% of the combined total of cash and cash equivalents at December 31, 2001 and 2002.

     We have not experienced any significant losses on cash equivalents and do not believe we are exposed to any significant credit risk on such cash equivalents.

(d) Depreciation and Amortization

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

     The following is a summary of property and equipment:

	December 31,

	2001	2002

Office, computer and laboratory equipment	$1,602,365	$1,860,837
Automated Cellular Imaging Systems (ACIS)	7,717,391	9,812,499
ACIS in progress	834,696	450,645
Furniture and fixtures	350,957	350,957
Leasehold improvements	769,128	799,487

	$11,274,537	$13,274,425
Less: accumulated depreciation	6,023,388	8,513,926

Property and equipment, net	$5,251,149	$4,760,499

(e) Income Taxes

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

(f) Stock-Based Compensation

     We apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), for stock options and other stock-based awards to employees while disclosing pro forma net loss and net loss per share as if the fair value method had been applied in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), see Note 3. The fair value of options granted to non-employees is expensed over the performance period or at the time when a performance commitment is reached.

(g) Net Loss Per Share

     Basic and diluted loss per common share is calculated by dividing net loss by the weighted average common shares outstanding during the year. Stock options and warrants to purchase 2,642,076, 3,818,810 and 5,207,635 shares of common stock with a weighted average option price of $6.71, $6.22 and $4.12 were outstanding at December 31, 2000, 2001 and 2002, respectively. These stock options and warrants outstanding were not included in the computation of diluted earnings per share because we incurred a loss in all periods presented and hence, the impact would be anti-dilutive. A warrant issued to Safeguard to purchase 975,000 shares, at prices equal to the price of certain other options exercised, has been excluded from the computation of diluted income per share as their effect is anti-dilutive.

h) Use of Estimates

     The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates. Significant estimates include the depreciation and valuation of ACIS systems and ACIS in progress and receivables valuations.

(i) Financial Instruments

     We estimate the fair value of our monetary assets and liabilities based upon the existing interest rates related to such assets and liabilities compared to current market rates of interest for instruments with a similar nature and degree of risk. We estimate that the fair value of all of our monetary assets and liabilities approximates the recorded value as of December 31, 2001 and 2002.

(j) Concentrations of Credit Risk

     Our customer base is comprised of two principal market segments, 1) the clinical market which consists of hospitals, pathology practice groups and reference laboratories and 2) the research and biotechnology market which consists of pharmaceutical companies, universities and research institutions. Our customer base is geographically diverse, and historically we have not experienced significant losses related to receivables for our fee-per-use revenue. We periodically perform credit evaluations on our customers and we do not require collateral. The majority of our customers are billed monthly based on their fee-per-use activity. We estimate an allowance for doubtful accounts based upon the actual payment history of each customer in addition to reserving for a portion of receivables that are delinquent. Accounts receivable is net of a reserve for doubtful accounts at December 31, 2001 and 2002, of $287,000 and $218,000, respectively.

     Our largest customer, excluding ACIS system sales, approximated 10% or $474,000 and 11% or $1,030,000 of total revenue for December 31, 2001 and 2002, respectively. When a sale of one of our systems is made, the sale price is large in relation to the income flow from leasing for a single year. However, ACIS sales are made only occasionally. ChromaVision has never sold more than one system at a time to a customer, and believes that it is not dependent upon any past sale customer for future revenue.

     During 2001 we entered into a co-marketing agreement with a full-service, national reference laboratory. The laboratory is an accredited ACIS imaging center that services remote pathology ACIS users by performing the technical component of analysis. The laboratory provides staining services and ACIS image scanning to hospital-based pathologists who then use their own ACIS remote viewing system to assist them in interpreting the digital images. The laboratory also performs the interpretation function (known as the professional component) for some customers. A significant portion of our revenue is derived from the services provided by the laboratory acting as our only accredited ACIS imaging center during 2002. Revenue related to the use by customers of our remote viewing stations in situations where the laboratory has performed the technical component of the analysis approximated $1,560,000 or 17% of our total revenue. In addition, revenue provided by the laboratory as an ACIS customer performing both the technical and professional components of analysis approximated 11% or $1,030,000 of our total revenue. As of December 31, 2002 the laboratory accounted for 17% of our accounts receivable balance or approximately $437,000, of which approximately $214,000 of that balance was past due. During January 2003, payments were received for the past due balances to bring the account current. The loss of this customer and any resulting interruption of our remote imaging laboratory service would have a material adverse effect on our Company’s financial condition and results of operations. In accordance with our original plan for the ChromaVision remote imaging program, in November 2002 we entered into an agreement with an additional national reference laboratory that will service our growing customer base of remote imaging pathologists beginning in the first quarter of 2003 along with an agreement signed in March 2003 with a regional pathology practice located in the State of New Jersey, whose role would be limited to HPV testing.

(k) Recent Accounting Developments

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

     The Emerging Issues Task Force “EITF” recently reached a consensus on its tentative conclusions for EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides accounting guidance for customer solutions where delivery or performance of products, services and/or performance may occur at different points in time or over different periods of time. Companies are required to adopt this consensus for fiscal periods beginning after June 15, 2003. The Company believes the adoption of EITF 00-21 will not have a material impact on the Company’s financial position, results of operations, or liquidity.

     In November 2002, FASB issued FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize a liability for the fair value, or market value, of the obligation undertaken in issuing a guarantee at the inception of the guarantee. The provisions of FIN 45 relating to liability recognition do not apply to certain obligations such as product warranties and guarantees accounted for as derivatives. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified subsequent to December 31, 2002. The disclosure requirements of FIN 45 are effective for interim or annual financial statement periods ending after December 15, 2002. The Company adopted the provisions of FIN 45 relating to footnote disclosure of warranty obligations on January 1, 2003. The Company does not expect the adoption of the recognition and measurement provisions of FIN 45 will have a significant impact on its consolidated financial position or results of operations.

     In December 2002, FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation, Transition and Disclosure” (“SFAS 148”). SFAS 148 amends the disclosure requirements of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 also amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company will commence quarterly footnote disclosure of the fair value based method of accounting for stock-based employee compensation beginning in the first quarter ending March 31, 2003. As the Company has decided not to voluntarily adopt the SFAS 123 fair value method of accounting for stock-based employee compensation, the new transition alternatives of SFAS 148 will not have a material impact on its consolidated financial position or results of operations.

     On January 17, 2003, the FASB issued FASB Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” which requires extensive disclosures (including disclosures that are applicable to December 31, 2002 financial statements) and will require companies to evaluate variable interest entities created after January 31, 2003 and existing entities to determine whether to apply the Interpretation’s consolidation approach to them. Companies must apply the Interpretation to entities with which they are involved if the entity’s equity has specified characteristics. If it is reasonably possible that a company will have a significant variable interest in a variable interest entity at the date the Interpretation’s consolidation requirements become effective, the company must disclose the nature, purpose, size and activities of the variable interest entity and the consolidated enterprise’s maximum exposure to loss resulting from its involvement with the variable interest entity in all financial statements issued after January 31, 2003 (as well as December 31, 2002 financial statements) regardless of when the variable interest entity was created. Since the Company has no interest in any variable interest entity, the Company believes that the adoption of this interpretation will not have a material impact on its consolidated financial position or results of operations.

(l) Foreign Currency Translation

     The financial position and results of operations of our foreign subsidiaries are generally determined using their local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end. Revenues and expenses are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive loss in stockholders’ equity. Foreign currency translation (losses) and gains were $(67,822), $8,644 and $21,202 for the years ending December 31, 2000, 2001 and 2002.

     Foreign currency transaction gains or losses were not material in any of the periods presented.

(m) Research and Development

     Research and development costs, including costs incurred for software development prior to establishment of technological feasibility, are expensed as incurred. The Company does not currently have any software development costs capitalized because management believes software is available for general release concurrently with the establishment of technological feasibility.

(n) Impairment of Long-Lived Assets

     The Company adopted SFAS No. 144 “Accounting for the Impairment for Disposal of Long-Lived Assets,” on January 1, 2002. SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The adoption of SFAS No. 144 did not affect the Company’s financial statements.

     In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

     Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

     Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

(3) Stock Options

     We have a stock option plan (the “Plan”) pursuant to which our Board of Directors or a committee of the Board may grant stock options to employees, directors and consultants. The Plan authorizes grants of options to purchase up to 4,700,000 shares of authorized but unissued common stock, including increases of 500,000 shares and 1,000,000 shares approved by the stockholders in 2001 and 2002, respectively. In addition, in December 2002 we granted an option to an officer to purchase 300,000 shares outside of the Plan but having substantially the same terms as options granted under the Plan. All options granted by us had an exercise price equal to the stock’s fair value at the date of grant except for 540,250 shares issued to employees in September 2002. We recorded compensation expense of approximately $4,000 to recognize the excess of the fair market value on the date of the grant over the exercise price of the 540,250 options. Stock options granted have terms of up to ten years and become exercisable in increments over periods of up to four years. All options terminate three months after termination of the option holder’s employment or relationship with the Company as a director or consultant except in the case of death and disability the period has been extended to one year. The vesting and exercise period have been extended by agreement for some present and former officers as part of their severance arrangements for periods from 12 to 48 months.

     We granted non-qualified stock options in 2000 and 2001 to purchase 61,000 shares and 35,500 shares, respectively, to consultants of ChromaVision at prices between $3.19 and $5.31 per share. No options were granted to consultants during 2002. We recorded compensation expense of approximately $75,000 and $58,000 for the years ended December 31, 2000 and 2001 respectively, related to these consultant options.

     Option activity is summarized as follows:

	2000		2001		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	2,121,675	$5.29	2,586,006	$6.59	3,216,125	$6.01
Options granted	558,175	11.69	786,856	4.19	1,842,875	2.02
Options exercised	(43,144)	5.42	(20,837)	2.87	(13,700)	2.69
Options canceled	(50,700)	9.20	(135,900)	7.06	(440,350)	7.64

Outstanding at end of year	2,586,006	$6.59	3,216,125	$6.01	4,604,950	$4.26
Options exercisable at year-end	1,474,042		1,877,073		2,175,156
Shares available for future grant	425,663		274,707		172,182

     The following summarizes information about our stock options outstanding at December 31, 2002:

			Options Outstanding
						Options Exercisable
				Weighted Avg.
			Number	Remaining	Weighted Avg.	Number	Weighted Avg.
Range of			Outstanding	Contractual Life	Exercise	Exercisable at	Exercise
Exercise Prices			at 12/31/02	(in years)	Price	12/31/02	Price

At		$0.80	12,500	.45	$0.80	12,500	$0.80
$1.19	—	$1.33	515,250	6.71	$1.33	0	$0.00
$1.40	—	$1.45	622,000	6.74	$1.45	0	$0.00
$1.48	—	$1.64	358,500	9.43	$1.62	0	$0.00
$1.79	—	$2.40	912,194	3.55	$2.40	899,446	$2.40
$2.85	—	$4.35	775,575	5.49	$3.96	306,717	$3.96
$4.44	—	$5.31	506,206	5.39	$4.98	211,151	$5.03
$5.56	—	$9.25	485,750	5.78	$6.78	450,563	$6.68
$9.31	—	$15.63	302,350	6.20	$12.31	202,685	$12.37
At	—	$23.19	114,625	7.12	$23.19	92,094	$23.19

$0.80	—	$23.19	4,604,950	5.81	$4.26	2,175,156	$5.56

     We apply APB 25 and related interpretations in accounting for stock option plans. Had compensation cost been recognized consistent with SFAS No. 123, our consolidated net loss and loss per share would have been increased to the pro forma amounts indicated below:

	2000	2001	2002

Consolidated net loss attributable to common stock
As reported	$(14,752,476)	$(14,647,231)	$(13,827,850)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	$(3,034,900)	$(2,653,897)	$(2,645,100)
Pro forma	$(17,787,376)	$(17,301,128)	$(16,472,950)
Loss per share — Basic and Diluted
As reported	$(.75)	$(.73)	$(.54)
Pro forma	$(.90)	$(.86)	$(.64)

     The per-share weighted-average fair value of stock options on the date of grant with respect to the options granted by us during 2000, 2001 and 2002 was $7.88, $3.29 and $4.26, respectively.

     The following assumptions were used by us to determine the fair value of stock options granted using the Black-Scholes option-pricing model:

	2000	2001	2002

Dividend yield	0.0%	0.0%	0.0%
Volatility	90.0%	118.4%	115.9%
Average expected option life	4 years	4 years	4 years
Risk-free interest rate	5.0–6.5%	3.9–5.0%	2.7-5.1%

(4) Income Taxes

     The following table summarizes the tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards which give rise to significant portions of the deferred tax assets and liability at December 31:

	2000	2001	2002

Deferred tax assets:
Current assets:
Accrued liabilities and other deferred tax assets	$446,729	$517,404	$465,093
Non-current assets:
Net operating loss carryforward	17,652,801	21,877,597	25,379,429
Intangible asset, net of amortization	1,301,461	1,072,659	952,421
Depreciation	160,706	198,447	685,503
Accrued liabilities and other deferred tax assets	497,911	804,198	534,757
R&E and other tax credits	1,351,309	2,463,713	2,533,593

Non-current deferred tax assets	20,964,188	26,416,614	30,085,703

Total	21,410,917	26,934,018	30,550,796
Less valuation allowance for net deferred tax assets	(21,410,917)	(26,934,018)	(30,550,796)

Deferred tax assets (liability), net	$-0-	$-0-	$-0-

     The valuation allowance increased by $3,616,778 for the year ended December 31, 2002. Recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2002 are allowed as follows:

Income tax benefit resulting from operations	$29,532,230
Additional paid-in capital	1,018,566

Total valuation allowance	$30,550,796

     Actual income tax expense differs from amounts computed by applying the U.S. federal income tax rate of 34% to pretax loss as a result of the following for the year ending December 31:

	2000	2001	2002

Computed expected tax benefit	$(5,015,842)	$(4,637,447)	$(3,215,875)
State income taxes net of federal benefit	(784,687)	(545,646)	(341,508)
Nondeductible expenses	58,611	38,264	85,539
Change in valuation allowance	6,474,835	5,523,101	3,616,780
Tax credit benefit	(704,213)	(411,403)	(155,883)
Other	(27,104)	34,731	12,647

Actual tax expense	$1,600	$1,600	$1,700

     As of December 31, 2002, we had net operating loss carryforwards for federal and state income tax purposes of approximately $67,792,436 and $44,197,124, respectively, which will commence expiration in 2011 and 2005, respectively. As of December 31, 2002, we have tax credit carryforwards for federal and state income tax purposes of $1,702,499 and $1,259,233, respectively, which will begin to expire in 2011.

     In accordance with Internal Revenue Code section 382, the annual utilization of net operating loss carryforwards and credits existing prior to a change in control in the company may be limited after a change in control.

(5) Commitments and Contingencies

     Voluntary Employee Retirement 401(k) Plan. We have a voluntary employee retirement 401(k) plan available to all full time employees’ 21 years or older. Through 2001, the plan provided for a matching by us of the employee’s contribution to the plan for 50% of the first 6% of the employees annual compensation. Beginning in 2002, the plan provides for a matching by us of the employees contribution to the plan for 33.3% of the first 6% of the employee’s annual compensation. Our matching contributions were approximately $153,000, $181,000, and $110,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

     Lease Commitment. We utilized various operating leases for office space, furniture, and an automobile. We purchased the furniture at the end of its lease in 2001. The automobile lease commitment terminated April 1, 2002. The lease commitment on our principal facility terminates in 2004. At that time, we expect that we will enter into a lease agreement for a different location or extend our lease at our present location. Rental commitments under this agreement for 2003 and 2004 are approximately $188,000 and $33,000, respectively. Total rent expense related to this and prior leases was approximately $177,000, $169,000 and $150,000 for years ended December 31, 2000, 2001 and 2002.

(6) Stock Transactions

     On July 10, 2001, we obtained $12.5 million in additional funding ($11.3 million net of transaction expenses) through a private placement of our Series D Redeemable Convertible Preferred Stock (“Series D Preferred Stock”) and warrants to seven institutional investors. The investors included Safeguard, currently the largest beneficial owner of our Common Stock.

     On June 13, 2002 we signed a number of separate agreements pursuant to which Safeguard agreed to:

-	purchase an aggregate of 4,416,404 shares of our Common Stock for $7 million, or $1.585 per share;

-	acquire 10,730 of the 12,500 outstanding shares of our Series D 5% Cumulative Convertible Preferred Stock ( the “Series D Preferred Stock”) from six institutional investors; and

-	guarantee up to $3 million in additional debt financing for our company (see Note 9 of Notes to the Consolidated Financial Statements).

     Of the 4,416,404 shares to be purchased, 4,053,641 were purchased on June 13, 2002 and 100 were purchased on July 11, 2002 for an aggregate of $6,425,180. The remaining 1,270 shares of Series D Preferred Stock that were outstanding and held by others were converted in separate transactions into 819,290 shares of Common Stock on June 13, 2002.

     On August 28, 2002, after receiving stockholder approval at a special meeting, we completed the sale of the balance of the $7 million of Common Stock ($6.1 million net of transaction expenses) and the conversion and retirement of all of the outstanding shares of the Series D Preferred Stock. Safeguard purchased the remaining 362,663 shares of Common Stock and converted the 10,730 shares of Series D Preferred Stock acquired by it as well as the additional 500 shares it already owned into 7,142,280 shares of Common Stock. Pursuant to the June 13, 2002 agreements, we reduced the exercise price of the warrants to purchase 524,750 shares of our Common Stock held by six institutional holders of the Series D Preferred Stock (excluding Safeguard) from $6.86 to $2 per share. The exercise price of a similar warrant held by Safeguard to purchase 21,865 shares was reduced to $4.0019 per share in accordance with the terms of the warrant.

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

     Prior to our entering into these transactions with Safeguard, Safeguard and its affiliates owned beneficially 6,556,672 shares of our Common Stock, or approximately 32% of the number of shares beneficially owned (calculated in accordance with a rule of the Securities and Exchange Commission). As a result of the transaction and an unrelated acquisition of additional shares by Safeguard, it owned beneficially 18,529,556 shares of our Common Stock or approximately 56% of the number of shares outstanding. As a result, Safeguard has the power to elect all of the directors of our Company. We have also given Safeguard contractual rights enabling it to exercise significant control over our company.

     In 2001, the Company allocated a portion of the proceeds received for the Series D Preferred Stock to the value of the warrants issued and to the value of the conversion feature. These amounts, plus the issuance costs of the transaction resulted in a discount on the Series D Preferred Stock. The discount was being accreted (amortized) as a charge to net income available to Common Stockholders over the three-year period prior to the scheduled mandatory redemption of the Preferred Stock on July 10, 2004.

     As a result of the conversion of the Series D Preferred Stock, the unamortized balance of the discount on the Series D Preferred Stock of approximately $2.7 million, was written off as a charge to net income available to Common Stockholders. For the twelve months ended December 31, 2002 the total charge to net income available to Common Stockholders was $4.4 million.

(7) Business Segments

     We operate primarily in one business segment engaged in the development, manufacture and marketing of an automated cellular imaging system which is designed to assist physicians in making critical medical decisions.

     The following table represents business segment information by geographic area:

	Year Ended December 31,

	2000	2001	2002

Net sales
United States	$1,009,160	$4,500,786	$8,989,134
Europe (a)	186,993	385,566	266,573

Total net sales	$1,196,153	$4,886,352	$9,255,707

Operating loss
United States	$15,429,339	$13,837,963	$9,079,120
Europe (a)	81,409	115,701	455,926

Total operating loss	$15,510,748	$13,953,664	$9,535,046

Identifiable assets
United States	$14,767,927	$14,814,642	$10,689,121
Europe (a)	133,619	250,579	163,835

Total assets	$14,901,546	$15,065,221	$10,852,956

(a)	European operations represent business activities conducted primarily in Germany, Great Britain, Switzerland and France.

(8) Employee Stock Purchase Plan

     In April 2001, the Board of Directors approved an employee stock purchase plan (the “Purchase Plan”) which had a total of 1,000,000 shares reserved for issuance thereunder. As of October 1, 2002, the Purchase Plan was terminated. All full-time employees were eligible to participate, but there were various limitations regarding the amount of shares which could be purchased. The purchase price at which shares were sold under the Purchase Plan could not have been less than 85% of the fair market value per share of our common stock at either the enrollment date or at the last day of the offering period, whichever was lower. Offerings under the Purchase Plan had a duration of three months. The first offering period began July 1, 2001 and the final offering period ended September 30, 2002. During 2001 and 2002, 18,164 and 38,472 shares, respectively, were issued at prices ranging from $1.25 to $3.19.

(9) Quarterly Results of Operations (Unaudited)

			Net Loss
	Total	Gross	Attributable to	Net Loss
	Revenue	Profit	Common Stock	Per Share

Quarter Ended:
December 31, 2001	$1,746,197	$1,372,720	$(3,406,687)	$(.17)
September 30, 2001	1,242,188	985,648	(3,901,790)	(.19)
June 30, 2001	949,423	754,343	(3,699,948)	(.18)
March 31, 2001	948,544	742,816	(3,638,806)	(.18)

December 31, 2002	$2,662,153	$2,141,301	$(2,226,343)	$(.07)
September 30, 2002	2,609,153	2,101,320	(4,978,827)	(.18)
June 30, 2002	2,193,832	1,801,546	(3,371,750)	(.16)
March 31, 2002	1,790,569	1,398,684	(3,250,930)	(.16)

(10) Subsequent Events

     On February 26, 2003 we issued 4,646,408 shares of our Common Stock for an aggregate cash purchase price of $5 million ($1.0761 per share) in a private placement to Safeguard. Safeguard already owned beneficially a majority of the outstanding shares of our Common Stock prior to the transaction. As a result of the transaction, Safeguard’s percentage of beneficial ownership increased from 56% to 62%. ChromaVision and Safeguard also entered into an agreement giving Safeguard certain rights to have the purchased shares registered under the Securities Act of 1933.

     On February 24, 2003 we announced that we also entered into a $3 million revolving credit agreement with the Technology and Life Sciences Division of Comerica Bank-California (NYSE:CMA). Both the borrowings under the line of credit and the proceeds from the sale of the Common Stock to Safeguard discussed above will be used for working capital purposes. Borrowings under the line of credit will bear interest at Comerica’s prime rate plus one-half percent. The borrowings will be guaranteed by Safeguard. We will pay to Safeguard a one-time fee for the guarantee of $15,000 plus an amount equal to 4.5% of the daily-weighted average principal balance outstanding under the line of credit. We also paid to Comerica a one-time facility fee of $15,000 for the line of credit.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

     We incorporate by reference the information contained under the caption “ELECTION OF DIRECTORS” in our definitive Proxy Statement for our June 11, 2003, annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Act of 1934, as amended.

Executive Officers

     The information with respect to executive officers required by this Item is set forth in Part I of this report.

Item 11. Executive Compensation

     We incorporate by reference the information contained under the captions “BOARD COMPENSATION,” and “2002 STOCK OPTION GRANTS TO DIRECTORS” and “EXECUTIVE COMPENSATION AND OTHER ARRANGEMENTS” in our definitive Proxy Statement for our June 11, 2003, annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

     We incorporate by reference the information contained under the caption “STOCK OWNERSHIP OF DIRECTORS AND OFFICERS AND BENEFICIAL OWNERS OF MORE THAN 5%” in our definitive Proxy Statement for our June 11, 2003, annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

          The following table shows aggregated information as of December 31, 2002 with respect to all of our compensation plans, agreements and arrangements under which our equity securities were authorized for issuance. More detailed information with respect to our compensation plans is included in Note 3 of Notes to Consolidated Financial Statements.

Equity Compensation Plan Information

			Number of securities
			remaining available for
			future issuance under
	Number of securities to be	Weighted-average exercise	equity compensation plans
	issued upon exercise of	price of outstanding	(excluding securities)
Plan Category	outstanding options	options	reflected in column(a)

	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,304,950	$4.45	172,182
Equity compensation plans not approved by security holders	300,000	$1.64	0
Total	4,604,950	$4.26	172,182

Item 13. Certain Relationships and Related Transactions

     We incorporate by reference the information contained under the captions “Compensation Committee Interlocks and Insider Participation,” in our definitive Proxy Statement for our June 11, 2003, annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

Item 14. Controls and Procedures

     Our company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission (the “SEC”) pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our company’s management, including its President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Assessing the costs and benefits of such controls and procedures necessarily involves the exercise of judgment by management, and such controls and procedures, by their nature, can provide only reasonable assurance that management’s objectives in establishing them will be achieved.

     Within 90 days of the filing of this report, we carried out an evaluation, under the supervision and with the participation of our company’s management, including the our President and Chief Executive Officer along with the our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our President and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them in a timely fashion to material information relating to our company (including its consolidated subsidiaries) required to be included in our Exchange Act reports. There have been no significant changes in our company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date that our company carried out its evaluation of the internal controls.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Financial Statements and Schedules

     The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)
Independent Auditors’ Report
Consolidated Balance Sheets as of December 31, 2001 and 2002
Consolidated Statements of Operations for the Years Ended December 31, 2000, 2001 and 2002
Consolidated Statements of Shareholders’ Equity (Deficit) for the Years Ended December 31, 2000, 2001, and 2002
Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 2001, and 2002
Notes to Consolidated Financial Statements

Financial Statement Schedules

Schedule II-Valuation and Qualifying Accounts

(b) Reports on Form 8-K

     We filed a Form 8-K with the Securities and Exchange Commission on February 28, 2003 to report that on February 26, 2003 we issued 4,646,408 shares of our Common Stock for an aggregate cash purchase price of $5 million ($1.0761 per share) in a private placement to Safeguard Delaware, Inc., a wholly-owned subsidiary of Safeguard Scientifics, Inc. The 8-K also reported that on February 24, 2003 we announced that we also entered into a $3 million revolving credit agreement with the Technology and Life Sciences Division of Comerica Bank-California.

(c) Exhibits

     The following is a list of exhibits filed as part of this Form 10-K. Where so indicated by footnotes, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Certificate of Incorporation of the Company (as amended)(a)

3.2	Certificate of Designations of Series C Preferred Stock(b)

3.3	Certificate of Designations of the Powers and Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series D 5% Cumulative Convertible Preferred Stock(c)

3.4	By-laws of the Company, as amended(a)

10.1	ChromaVision Medical Systems, Inc. 1996 Equity Compensation Plan(a)

10.2	Severance Agreement, between Dr. Douglas S. Harrington and the Company, as of January 31, 2003(g)

10.3	Severance Agreement, between Kevin C. O’Boyle and the Company, dated October 18, 2002(g)

10.4	Employment Agreement between Jose de la Torre-Bueno, Ph.D. and the Company, dated January 10, 2001(d)

10.5	Employment Agreement between Carl W. Apfelbach and the Company, dated May 4, 2001(f)

10.6	Lease Agreement between Blue Family Trust, Lingo Family Trust and the Company, dated January 13, 1997(a)

10.7	Employment Agreement between Stephen T.D. Dixon and the Company, dated November 27, 2002(g)

10.8	Securities Purchase Agreement dated February 26, 2003 between the Company and Safeguard Delaware, Inc.(e)

Exhibit
Number	Description

10.9	Letter agreement regarding loan guarantee dated as of February 17, 2003 between the Company and Safeguard Delaware, Inc.(g)

10.10	Loan agreement dated February 13, 2003 between the Company and Comerica Bank-California(g)

21.1	Subsidiaries of the Registrant(a)

23	Consent of KPMG LLP(g)

99.1	Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(g)

(a)	Filed on April 30, 1997 as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-26129) and incorporated by reference.

(b)	Filed on March 12, 1999 as an exhibit to the Company’s Current Report on Form 8-K and incorporated by reference.

(c)	Filed on July 12, 2001 as an exhibit to the Company’s Current Report on Form 8-K and incorporated by reference.

(d)	Filed on April 2, 2001 as an exhibit to the Company’s Annual Report on Form 10-K and incorporated by reference.

(e)	Filed on February 28, 2003 as an exhibit to the Company’s Current Report on Form 10-K and incorporated by reference.

(f)	Filed on April 1, 2002 as an exhibit to the Company’s Annual Report on Form 10-K and incorporated by reference.

(g)	Filed herewith.

SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in San Juan Capistrano, California on March 28, 2003.

CHROMAVISION MEDICAL SYSTEMS, INC.

By:	/s/ CARL W. APFELBACH

Carl W. Apfelbach President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 28, 2003.

Signatures	Title(s)

/s/ Carl W. Apfelbach	Chief Executive Officer, President & Director (Principal Executive Officer)
Carl W. Apfelbach

/s/ Stephen T.D. Dixon Stephen T.D. Dixon	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Douglas S. Harrington, M.D. Douglas S. Harrington, M.D.	Chairman of the Board of Directors

/s/ Michael F. Cola Michael F. Cola	Director

/s/ Eric S. Kentor Eric S. Kentor	Director

/s/ Mary Lake Polan, M.D., Ph.D. Mary Lake Polan, M.D., Ph.D.	Director

/s/ Charles A. Root Charles A. Root	Director

/s/ Thomas R. Testman Thomas R. Testman	Director

/s/ Jon R. Wampler Jon R. Wampler	Director

ChromaVision Medical Systems, Inc. and Subsidiaries
Schedule II-Valuation and Qualifying Accounts

Allowance for
Doubtful Receivables
And Sales Returns

Balance at December 31,1999	$0
Charges to operations	135,931
Deductions	(6,050)
Other	0

Balance at December 31, 2000	$129,881
Charges to operations	323,147
Deductions	(165,682)
Other	0

Balance at December 31, 2001	$287,346
Charges to operations	339,990
Deductions	(409,322)
Other	0

Balance at December 31, 2002	$218,014

CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
Certifications

I, Carl W. Apfelbach, Chief Executive Officer and President of ChromaVision Medical Systems, Inc., certify that:

1.     I have reviewed this annual report on Form 10-K of ChromaVision Medical Systems, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/Carl W. Apfelbach Carl W. Apfelbach Chief Executive Officer and President

CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
Certifications

I, Stephen T.D. Dixon, Executive Vice President and Chief Financial Officer of ChromaVision Medical Systems, Inc., certify that:

1.     I have reviewed this annual report on Form 10-K of ChromaVision Medical Systems, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/Stephen T.D. Dixon Stephen T.D. Dixon Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Certificate of Incorporation of the Company (as amended)(a)

3.2	Certificate of Designations of Series C Preferred Stock(b)

3.3	Certificate of Designations of the Powers and Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series D 5% Cumulative Convertible Preferred Stock(c)

3.4	By-laws of the Company, as amended(a)

10.1	ChromaVision Medical Systems, Inc. 1996 Equity Compensation Plan(a)

10.2	Severance Agreement, between Dr. Douglas S. Harrington and the Company, as of January 31, 2003(g)

10.3	Severance Agreement, between Kevin C. O’Boyle and the Company, dated October 18, 2002(g)

10.4	Employment Agreement between Jose de la Torre-Bueno, Ph.D. and the Company, dated January 10, 2001(d)

10.5	Employment Agreement between Carl W. Apfelbach and the Company, dated May 4, 2001(f)

10.6	Lease Agreement between Blue Family Trust, Lingo Family Trust and the Company, dated January 13, 1997(a)

10.7	Employment Agreement between Stephen T.D. Dixon and the Company, dated November 27, 2002(g)

10.8	Securities Purchase Agreement dated February 26, 2003 between the Company and Safeguard Delaware, Inc.(e)

10.9	Letter agreement regarding loan guarantee dated as of February 17, 2003 between the Company and Safeguard Delaware, Inc.(g)

10.10	Loan agreement dated February 13, 2003 between the Company and Comerica Bank-California(g)

21.1	Subsidiaries of the Registrant(a)

23	Consent of KPMG LLP(g)

99.1	Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(g)

(a)	Filed on April 30, 1997 as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-26129) and incorporated by reference.

(b)	Filed on March 12, 1999 as an exhibit to the Company’s Current Report on Form 8-K and incorporated by reference.

(c)	Filed on July 12, 2001 as an exhibit to the Company’s Current Report on Form 8-K and incorporated by reference.

(d)	Filed on April 2, 2001 as an exhibit to the Company’s Annual Report on Form 10-K and incorporated by reference.

(e)	Filed on February 28, 2003 as an exhibit to the Company’s Current Report on Form 10-K and incorporated by reference.

(f)	Filed on April 1, 2002 as an exhibit to the Company’s Annual Report on Form 10-K and incorporated by reference.

(g)	Filed herewith.