Form 10-Q
period 2003-03-31
CHROMAVISION MEDICAL SYSTEMS INC
filed 2003-05-14
CIK 1038223

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from	to

COMMISSION FILE NUMBER	0-1000

     CHROMAVISION MEDICAL SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	75-2649072

(State or other jurisdiction of incorporation or	(IRS Employer Identification Number)
organization)
33171 PASEO CERVEZA
SAN JUAN CAPISTRANO, CA	92675

(Address of principal executive offices)	(Zip code)

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

     Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     Yes ☐ No ☒

     As of May 1, 2003 there were 37,492,493 shares outstanding of the Issuer’s Common Stock, $.01 par value.

CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

PART I — Item 1

CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(Unaudited)

Assets

	March 31,	December 31,
	2003	2002

Current assets:
Cash and cash equivalents	$5,165	$2,810
Accounts receivable, net	2,096	2,355
Other	401	162

Total current assets	7,662	5,327
Property and equipment, net	5,326	4,761
Other	776	765

Total assets	$13,764	$10,853

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$844	$751
Accrued payroll	849	863
Accrued liabilities	1,108	1,079

Total current liabilities	2,801	2,693

Commitments and contingencies
Stockholders’ equity:
Series C convertible preferred stock, $.01 par value, authorized 200,000 shares, none issued and outstanding	—	—
Common stock $.01 par value, authorized 50,000,000 shares, issued and outstanding 37,492,493 shares in 2003 and 32,846,085 in 2002	375	328
Additional paid-in capital	90,860	85,915
Accumulated deficit	(80,210)	(78,017)
Accumulated other comprehensive loss	(62)	(66)

Total stockholders’ equity	10,963	8,160

Total liabilities and stockholders’ equity	$13,764	$10,853

See accompanying notes to condensed consolidated financial statements.

CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Revenue:
Fee per use	$2,669	$1,717
System sales	184	74

Total revenue	2,853	1,791
Cost of revenue	859	637

Gross profit	1,994	1,154

Operating expenses:
Selling, general and administrative	3,060	2,616
Research and development	1,135	1,284

Total operating expenses	4,195	3,900

Loss from operations	(2,201)	(2,746)

Other income:
Interest income, net	11	22
Other expense	(3)	—

Total other income	8	22

Loss before income taxes	(2,193)	(2,724)
Income taxes	—	—

Net loss	(2,193)	(2,724)
Accretion of and dividends on redeemable, convertible preferred stock	—	(527)

Net loss attributable to common stock	$(2,193)	$(3,251)

Basic and diluted net loss per common share	$(.06)	$(.16)

Weighted average number of common shares outstanding	34,568,910	20,274,109

See accompanying notes to condensed consolidated financial statements.

CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(2,193)	$(2,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	652	689
Changes in operating assets and liabilities:
Accounts receivable, net	259	(113)
Other assets	(261)	(392)
Accounts payable	93	(93)
Accrued payroll	(14)	(34)
Investment banking fee payable	—	(1,000)
Accrued liabilities	29	(339)

Net cash used in operating activities	(1,435)	(4,006)

Cash flows from investing activities:
Additions to property and equipment	(1,206)	(556)

Net cash used in investing activities	(1,206)	(556)

Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of stock under employee stock purchase plan	—	56
Proceeds from sale of common stock	5,000	—
Offering costs	(8)	—

Net cash provided by financing activities	4,992	56

Effect of exchange rate changes on cash and cash equivalents	4	2

Net increase (decrease) in cash and cash equivalents	2,355	(4,504)
Cash and cash equivalents beginning of period	2,810	7,401

Cash and cash equivalents end of period	$5,165	$2,897

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Issuance of common stock in lieu of cash for preferred stock dividend payable	$—	$295
Accretion of preferred stock dividend	$—	$156
Accretion of preferred stock	$—	$370

See accompanying notes to condensed consolidated financial statements.

CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

(1)  BASIS OF PRESENTATION

     These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2002 annual report filed on Form 10-K with the Securities and Exchange Commission.

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. All such adjustments, except as indicated in Note 3 to the Notes to the Condensed Consolidated Financial Statements, are of a normal, recurring nature. Certain amounts have been reclassified to conform to the current period presentation. The results of our operations for any interim period are not necessarily indicative of the results to be obtained for a full fiscal year.

(2) NET LOSS PER SHARE

     Basic and diluted loss per common share is calculated by dividing net loss by the weighted average common shares outstanding during the year. Stock options and warrants to purchase 5,979,648, and 3,476,650 shares of Common Stock with a weighted average option price of $3.83 and $5.86 were outstanding at March 31, 2003 and 2002, respectively. These stock options and warrants outstanding were not included in the computation of diluted earnings per share because we incurred a loss in all periods presented and hence, the impact would be anti-dilutive.

(3)  RECLASSIFICATION

     The Company has reclassified customer service costs into cost of revenue. The effect of the reclassification has no impact upon net income and no impact upon earnings per share. Prior comparative amounts have been reclassified to conform to this presentation.

(4)  CURRENCY TRANSLATION

     The financial position and results of operations of our foreign subsidiaries are generally determined using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each quarter-end. Income statement accounts are translated at the average rate of exchange prevailing during the period.

(5)  COMPREHENSIVE LOSS

     Our total comprehensive loss is summarized as follows:

	Three Months Ended March 31,

	2003	2002

Net loss	$(2,193)	$(2,724)
Foreign currency translation gain	4	—

Comprehensive loss	$(2,189)	$(2,724)

(6) BUSINESS SEGMENTS

     We operate primarily in one business segment engaged in the development, manufacture and marketing of an automated cellular imaging system which is designed to assist physicians in making critical medical decisions.

     The following table represents business segment information by geographic area:

	Three Months Ended March 31,

	2003	2002

Net sales
United States	$2,843	$1,699
Europe (a)	10	92

Total net sales	$2,853	$1,791

Operating loss
United States	$(2,051)	$(2,681)
Europe (a)	(150)	(65)

Total operating loss	$(2,201)	$(2,746)

Identifiable assets	March 31, 2003	December 31, 2002

United States	$13,682	$10,689
Europe (a)	82	164

Total assets	$13,764	$10,853

(a)	European operations represent business activities conducted primarily in Germany, Great Britain and France.

(7)	NEW ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Since the Company has no interest in any variable interest entity, the Company believes that the adoption of this interpretation will not have a material impact on its consolidated financial position or results of operations.

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

(8)  STOCK TRANSACTIONS

     On July 10, 2001, we obtained $12.5 million in additional funding ($11.3 million net of transaction expenses) through a private placement of our Series D Redeemable Convertible Preferred Stock (“Series D Preferred Stock”) and warrants to seven institutional investors. The investors included Safeguard Scientifics, Inc. (“Safeguard”), currently the largest beneficial owner of our Common Stock.

     On June 13, 2002 we signed a number of separate agreements pursuant to which Safeguard agreed to:

•	purchase an aggregate of 4,416,404 shares of our Common Stock for $7 million, or $1.585 per share;

•	acquire 10,730 of the 12,500 outstanding shares of our Series D 5% Cumulative Convertible Preferred Stock from six institutional investors; and

•	guarantee up to $3 million in additional debt financing for our Company (see Note 9 of Notes to the Condensed Consolidated Financial Statements).

     Of the 4,416,404 shares to be purchased, 4,053,641 were purchased on June 13, 2002 and 100 were purchased on July 11, 2002 for an aggregate of $6.4 million. The remaining 1,270 shares of Series D Preferred Stock that were outstanding and held by others were converted in separate transactions into 819,290 shares of Common Stock on June 13, 2002.

     On August 28, 2002, after receiving stockholder approval at a special meeting, we completed the sale of the balance of the $7 million of Common Stock ($6.1 million net of transaction expenses) and the conversion and retirement of all of the outstanding shares of the Series D Preferred Stock. Safeguard purchased the remaining 362,663 shares of Common Stock and converted the 10,730 shares of Series D Preferred Stock, acquired by it as well as the additional 500 shares it already owned, into 7,142,280 shares of Common Stock. Pursuant to the June 13, 2002 agreements, we reduced the exercise price of the warrants to purchase 524,750 shares of our Common Stock held by six institutional holders of the Series D Preferred Stock (excluding Safeguard) from $6.86 to $2 per share. The exercise price of a similar warrant held by Safeguard to purchase 21,865 shares was reduced to $4.0019 per share in accordance with the terms of the warrant.

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

     As a result of the conversion of the Series D Preferred Stock, the unamortized balance of the discount on the Series D Preferred Stock of approximately $2.7 million, was written off as a charge to net income available to Common Stockholders. For the three months ended March 31, 2002, the total charge to net income available to Common Stockholders was $.5 million No such charge was incurred for the comparable period in 2003 due to the conversion of all of the outstanding shares of Series D Preferred Stock in August 2002.

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

(9)  LINE OF CREDIT

     On February 24, 2003 we entered into a $3 million revolving credit agreement with the Technology and Life Sciences Division of Comerica Bank-California (NYSE:CMA). The borrowings under the line of credit will be used for working capital purposes and will bear interest at Comerica’s prime rate plus one-half percent. The agreement expires February 2004. The borrowings will be guaranteed by Safeguard. We will pay to Safeguard a one-time fee for the guarantee of fifteen thousand dollars plus an amount equal to 4.5% of the daily-weighted average principal balance outstanding under the line of credit. We also paid to Comerica a one-time facility fee of fifteen thousand dollars for the line of credit. The agreement also provides for an unused line fee of .25%, various restrictive covenants and the maintenance of certain financial ratios. No amounts were drawn on the revolving credit agreement during the first quarter of 2003.

(10) STOCK OPTIONS

     We apply APB 25 and related interpretations in accounting for stock option plans. Had compensation cost been recognized consistent with SFAS No. 123, our consolidated net loss and loss per share would have been increased to the pro forma amounts indicated below:

	2003	2002

Consolidated net loss attributable to common stock:
As reported	$(2,193)	$(3,251)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	$(327)	$(705)
Pro forma	$(2,520)	$(3,956)
Loss per share — Basic and Diluted:
As reported	$(.06)	$(.16)
Pro forma	$(.07)	$(.20)

     The following assumptions were used by us to determine the fair value of stock options granted using the Black-Scholes option-pricing model:

	2003	2002

Dividend yield	0.0%	0.0%
Volatility	114.4%	111.1%
Average expected option life	4 years	4 years
Risk-free interest rate	2.33%	5.12%

PART I – Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(000’s included)

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

     Safeguard Scientifics, Inc., a Pennsylvania corporation whose shares are listed on the New York Stock Exchange, owns beneficially approximately 62% of the outstanding shares of our Common Stock. We refer to Safeguard Scientifics, Inc. and its wholly-owned subsidiaries as “Safeguard”. As a result of this stock ownership, Safeguard has the ability to elect all of our directors and it also has significant contractual rights to control our business. See Note 8 of Notes to Condensed Consolidated Financial Statements.

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

     We place most of our instruments with users on a “fee-per-use” basis. We obtain the billing information via modem, which accesses the ACIS database. Revenue is recognized based on the greater of actual usage fees or the minimum monthly rental fee. Under this pricing model, we will own most of the ACIS instruments that are engaged in service and, accordingly, all related depreciation and maintenance and service costs are expensed as incurred. For those instruments that are sold, we recognize and defer revenue using the residual method pursuant to the requirements of Statement of Position No. 97-2, “Software Revenue Recognition” (SOP 97-2), as amended by Statement of Position No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Arrangements.” At the outset of the arrangement with the customer, we defer revenue for the fair value of its undelivered elements (e.g., maintenance) and recognize revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (e.g., software license) when the basic criteria in SOP 97-2 have been met. Maintenance revenue is recognized ratably over the term of the maintenance contract, typically 12 months. Revenue on product sales is recognized upon acceptance by the customer subsequent to a testing and evaluation period.

     Some instruments are placed through distributors in Europe who are paid commissions based on a percentage of fees paid for use of the system as the fees accrue or as the sales take place. No such sales took place during the first quarter of 2003 or the comparable period in 2002.

Three Months Ended March 31, 2003 Compared with Three Months Ended March 31, 2002

Revenue

     Fee-per-use. Revenue for the three months ended March 31, 2003 increased approximately $1.0 million or 55% over the comparable period in 2002 due primarily to an increase in ACIS placements. The number of accounts in the field generating fee-per-use charges increased from 135 to 236. The average monthly revenue for ACIS placements and remote viewing stations was approximately $5,000 and $2,300, respectively, as compared to $5,250 and $2,150 for the comparable period in 2002. Our business plan focuses on placing the ACIS under a lease arrangement in which the customer is charged based on the number of tests performed, subject to a minimum monthly payment. The decline in the average monthly revenue is primarily due to pricing concessions offered to our largest customers and a decline in the monthly minimum.

     System sales. Occasional sales of the ACIS system are made to research institutions. Revenue for the three months ended March 31, 2003 from system sales increased approximately $100,000 or 150% over the comparable period in 2002 due to the price of a new versus used system. One new system was sold in the United States during 2003 as compared to one used system sold in Germany for the comparable period in 2002. System sales contributed 6.5% of total revenue for 2003 as compared to 4% for the comparable period in 2002. Revenue from system sales can fluctuate significantly principally due to the infrequent and limited number of system sales.

     Cost of revenue and gross margin percentage. Cost of revenue for the three months ended March 31, 2003 increased $200,000 or 35% over the comparable period in 2002 due primarily to the increase in system placements. In 2003 we implemented a change in the accounting treatment of customer service costs which have been reclassified as a cost of sale rather than as a development cost, as in prior periods. This change was made in order to better match these costs with related sales activity. The effect of this reclassification is approximately $300,000 and $200,000 for the three months ended March 31, 2003 and 2002, respectively. Using this approach for service costs, first quarter 2003 gross margin was 70% as compared to 64% for the comparable period in 2002. Cost of revenue primarily consists of cost for manufacturing the ACIS, which includes the cost for direct material, labor costs and manufacturing overhead. For fee-per-use revenue the cost of the ACIS is depreciated over a three-year time period and for a system sale the entire cost of the ACIS system is recognized at the time of sale. The gross margin increase in 2003 is primarily due to the decline in the material costs of our ACIS system.

     Selling, general and administrative expenses. Expenses for the three months ended March 31, 2003 increased approximately $400,000 or 17% over the comparable period in 2002. The increase is primarily due to the accrual of senior management recruiting and relocation costs, an increase in costs in sales commission related to our revenue growth and an increase in costs for tradeshow and advertising expenditures. We anticipate selling, general and administrative expenses for 2003 to increase due to; 1) the addition of senior management positions 2) several strategic marketing initiatives in oncology 3) support for our entry into the infectious disease market and 4) our expanded menu of applications.

     Research and development expenses. Expenses for the three months ended March 31, 2003 decreased approximately $100,000 or 12% over the comparable period in 2002. The decline is primarily due to a reduction in personnel and other development costs as we sought to achieve an appropriate level of personnel to support the development of new system capabilities and the continuation of technological advances to the ACIS.

     Other income. Other income for the three months ended March 31, 2003 decreased marginally from the comparable period in 2002 due primarily to a decrease in the interest rate earned on our cash balance for 2003.

     Preferred stock accretion and dividends. Our net loss attributable to Common Stock for the three months ended March 31, 2002 included a charge of approximately $500,000, which consisted of a charge for the accretion of and dividends on the Series D Preferred Stock. No such charge was incurred for the comparable period in 2003 due to the conversion of all of the outstanding shares of Series D Preferred Stock in August 2002 which eliminated charges for accretion of, and dividends, on the Series D Preferred Stock in subsequent periods. See Note 8 of the Notes to the Condensed Consolidated Financial Statements.

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

     We also face uncertainties with respect to our ability to complete development of additional tests for the ACIS. In order to mitigate the risk that any one test will not be successfully developed, we maintain a pipeline of tests in a prioritized queue so that if any one test is not successfully developed, or market feedback suggests that a test should be given a lower priority, we can align development efforts according to priority. In addition, the ACIS system is dependent upon the laboratory producing a quality stained slide for image analysis. Reagent and or stain quality issues by stain manufacturers may impact the rate at which the ACIS technology is adopted or new applications are added to existing placements. Other uncertainties affecting our business include our ability to maintain and develop our relationship with additional remote imaging laboratories and thereby reduce our concentration of risk with our primary imaging provider, to collaborate successfully with other companies, universities and research centers to develop, initiate and complete clinical trials of new applications for the ACIS and obtain governmental approvals for the applications. Lack of success in these efforts could have a material adverse effect on the future results of our operation and our ability to generate sufficient cash flow to fund operations.

     At March 31, 2003 we had approximately $11.0 million in stockholders’ equity. In order for our Common Stock to continue to trade on the Nasdaq National Market, we will have to achieve and maintain a stockholders’ equity of at least $10 million. In February 2003, we completed a private placement of $5 million of Common Stock to Safeguard bringing our stockholders’ equity above $10 million (see Note 8 of the Notes to the Condensed Consolidated Financial Statements). We expect to continue to incur operating losses during 2003, which means that we may not be able to maintain the required stockholders’ equity unless we obtain additional equity financing beyond the $5 million obtained in February 2003. If our Common Stock ceases to be quoted on the Nasdaq National Market, the trading volume and trading prices of the stock could be adversely affected and that may make it more difficult for us to obtain equity financing in the future.

Liquidity and Capital Resources

     At March 31, 2003 we had approximately $5.2 million of cash and cash equivalents, working capital of approximately $4.9 million and no long-term debt. Cash used in operating activities was $1.4 million in 2003 due primarily to our net loss of $2.2 million. Cash used in investing activities of $1.2 million consisted of capital expenditures related primarily to the manufacture of the ACIS systems placed with customers. Capital expenditures are expected to total for the remainder of 2003 approximately $4 million and will be primarily related to the manufacture of the ACIS for placement with customers, although our present plans could change and this amount could be materially different. Our business plan anticipates placing these instruments with users and charging a “fee-per-use” for each time the instrument is used to perform a test. The manufacture of these instruments will require a significant outlay of cash for which revenues will be recognized over the lease term. We intend to fund these expenditures with our current cash resources and with the $3.0 million revolving line of credit.

     Cash provided from financing activities of $5.0 million was due to the completion of the sale of $5 million of our Common Stock to Safeguard in February 2003. In the transaction we issued 4,646,408 shares of our Common Stock for an aggregate cash purchase price of $5 million ($1.0761 per share) in a private placement to Safeguard. As a result of the transaction, Safeguard’s percentage of beneficial ownership increased from 56% to 62%.

     Also in February 2003 we announced that we entered into a $3 million revolving credit agreement with the Technology and Life Sciences Division of Comerica Bank-California (NYSE:CMA). The agreement expires February 2004. Both the borrowings under the line of credit and the proceeds from the sale of the Common Stock will be used for working capital purposes. Borrowings under the line of credit will bear interest at Comerica’s prime rate plus one-half percent. A one-time facility fee for the line of credit was also paid to Comerica. The borrowings are guaranteed by Safeguard. ChromaVision will pay to Safeguard a one-time fee for the guarantee of $15,000 plus an amount equal to 4.5% of the daily-weighted average principal balance outstanding under the line of credit. The agreement also provides for an unused line fee of .25%, various restrictive covenants and the maintenance of certain financial ratios. During the first quarter of 2003 no amounts were drawn on the revolving line of credit.

     Existing cash resources and the $3 million revolving line of credit completed in February 2003 may be sufficient to satisfy our cash needs during 2003. Our losses from operations, increases in working capital and capital expenditure requirements will continue during 2003, but we expect our operating losses in 2003 to significantly decrease due to revenue generated from additional system placements. It is entirely possible, however, that our cash resources will not be sufficient. To support any such future cash needs, we intend to consider additional debt or equity financing. If we are unable to obtain sufficient additional funds, we will have to delay, scale back or eliminate some or all of our development activities, clinical studies and/or regulatory activities.

     We currently lease our facility under an operating lease arrangement. The lease expired in February 2003 and we exercised our option to extend the lease one year. Our purchase obligations represent commitments primarily for the purchase of materials for the manufacture of our ACIS. The following table summarizes our contractual obligations and commercial commitments at March 31, 2003:

		Payment due by period (000’s omitted)

Contractual Obligations:	Total	2003	2004	2005	2006 and beyond

Long-Term Debt Obligations
Capital Lease Obligations
Operating Lease Obligations	$179	$146	$33
Purchase Obligations	545	545
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP
Total	$724	$691	$33

Off-Balance Sheet Arrangements

     We have no off-balance sheet arrangements that provide financing, liquidity or market or credit risk support or involve leasing, hedging, research and development services for our business or other similar arrangements that may expose us to liability that is not expressly reflected in the financial statements, except for facilities and automobile operating leases.

     At March 31, 2003, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

New Accounting Standards Not Yet Adopted

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Since the Company has no interest in any variable interest entity, the Company believes that the adoption of this interpretation will not have a material impact on its consolidated financial position or results of operations.

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

Item 3 Quantitative and Qualitative Disclosures About Market Risk

     Historically, we have invested excess cash in short-term debt securities that are intended to be held to maturity. These short-term investments typically have various maturity dates which do not exceed one year. We had no short-term investments as of March 31, 2003.

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

     Within 90 days of the filing of this report, we carried out an evaluation, under the supervision and with the participation of our Company’s management, including our President and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our President and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them in a timely fashion to material information relating to our Company (including its consolidated subsidiaries) required to be included in our Exchange Act reports. There have been no significant changes in our Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date that our Company carried out its evaluation of the internal controls.

PART II

Item 6- Exhibits and Reports on Form 8-K

(a)Exhibits
3.1	Certificate of Incorporation of the Company (as amended)(a)
3.2	Certificate of Designations of Series C Preferred Stock(b)
3.3	Certificate of Designations of the Powers and Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series D 5% Cumulative Convertible Preferred Stock(c)
3.4	By-laws of the Company, as amended (a)
10.1	Securities Purchase Agreement dated February 26, 2003 between the Company and Safeguard Delaware, Inc. (d)
10.2	Letter agreement regarding loan guarantee dated as of February 17, 2003 between the Company and Safeguard Delaware, Inc. (e)
10.3	Loan agreement dated February 13, 2003 between the Company and Comerica Bank-California, Inc. (e)
21.1	Subsidiaries of the Registrant(a)
99.1	Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (f)
(b) Reports on Form 8-K
We filed a Form 8-K with the Securities and Exchange Commission on May 1, 2003 to report our first quarter 2003 financial results.

(a)	Filed on April 30, 1997 as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-26129) and incorporated by reference.

(b)	Filed on March 12, 1999 as an exhibit to the Company’s Current Report on Form 8-K and incorporated by reference.

(c)	Filed on July 12, 2001 as an exhibit to the Company’s Current Report on Form 8-K and incorporated by reference.

(d)	Filed on February 28, 2003 as an exhibit to the Company’s Current Report on Form 8-K and incorporated by reference.

(e)	Filed on March 31, 2003 as an exhibit to the Company’s Current Report on Form 10-K and incorporated by reference.

(f)	Filed herewith.

SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHROMAVISION MEDICAL SYSTEMS, INC.

DATE: May 14, 2003	BY: /s/ Carl W. Apfelbach Carl W. Apfelbach Chief Executive Officer and President

DATE: May 14, 2003	BY: /s/ Stephen T.D. Dixon Stephen T.D. Dixon Executive Vice President and Chief Financial Officer

CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
Certifications

I, Carl W. Apfelbach, Chief Executive Officer and President of ChromaVision Medical Systems, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ChromaVision Medical Systems, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 14, 2003

/s/Carl W. Apfelbach Carl W. Apfelbach Chief Executive Officer and President

CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
Certifications

I, Stephen T.D. Dixon, Executive Vice President and Chief Financial Officer of ChromaVision Medical Systems, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ChromaVision Medical Systems, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

d)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

e)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

f)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

c)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

d)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/Stephen T.D. Dixon Stephen T.D. Dixon Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Incorporation of the Company (as amended)(a)
3.2	Certificate of Designations of Series C Preferred Stock(b)
3.3	Certificate of Designations of the Powers and Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series D 5% Cumulative Convertible Preferred Stock(c)
3.4	By-laws of the Company, as amended (a)
10.1	Securities Purchase Agreement dated February 26, 2003 between the Company and Safeguard Delaware, Inc. (d)
10.2	Letter agreement regarding loan guarantee dated as of February 17, 2003 between the Company and Safeguard Delaware, Inc. (e)
10.3	Loan agreement dated February 13, 2003 between the Company and Comerica Bank-California, Inc. (e)
21.1	Subsidiaries of the Registrant(a)
99.1	Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (f)

(a)	Filed on April 30, 1997 as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-26129) and incorporated by reference.

(b)	Filed on March 12, 1999 as an exhibit to the Company’s Current Report on Form 8-K and incorporated by reference.

(c)	Filed on July 12, 2001 as an exhibit to the Company’s Current Report on Form 8-K and incorporated by reference.

(d)	Filed on February 28, 2003 as an exhibit to the Company’s Current Report on Form 8-K and incorporated by reference.

(e)	Filed on March 31, 2003 as an exhibit to the Company’s Current Report on Form 10-K and incorporated by reference.

(f)	Filed herewith.