Form 10-Q
period 2003-06-30
CHROMAVISION MEDICAL SYSTEMS INC
filed 2003-08-11
CIK 1038223

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2003

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

Yes	X	No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

As of June 30, 2003 there were 37,560,493 shares outstanding of the Issuer’s Common Stock, $.01 par value.

CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

     PART I – Item 1

CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(Unaudited)

Assets

	June 30,	December 31,
	2003	2002

Current assets:
Cash and cash equivalents	$2,363	$2,810
Accounts receivable, net	2,109	2,355
Other	314	162

Total current assets	4,786	5,327
Property and equipment, net	5,586	4,761
Other	1,018	765

Total assets	$11,390	$10,853

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$751	$751
Accrued payroll	1,105	863
Accrued liabilities	774	1,079

Total current liabilities	2,630	2,693

Commitments and contingencies
Stockholders’ equity:
Series C convertible preferred stock, $.01 par value, authorized 200,000 shares, none issued and outstanding	—	—
Common stock $.01 par value, authorized 50,000,000 shares, issued and outstanding 37,560,493 shares in 2003 and 32,846,085 in 2002	376	328
Additional paid-in capital	90,908	85,915
Accumulated deficit	(82,352)	(78,017)
Accumulated other comprehensive loss	(172)	(66)

Total stockholders’ equity	8,760	8,160

Total liabilities and stockholders’ equity	$11,390	$10,853

See accompanying notes to condensed consolidated financial statements.

CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Revenue:
Fee per use	$2,634	$2,148	$5,303	$3,865
System sales	220	46	404	119

Total revenue	2,854	2,194	5,707	3,984
Cost of revenue	858	630	1,717	1,267

Gross profit	1,996	1,564	3,990	2,717

Operating expenses:
Selling, general and administrative	2,805	2,819	5,865	5,436
Research and development	1,331	1,288	2,466	2,570

Total operating expenses	4,136	4,107	8,331	8,006

Loss from operations	(2,140)	(2,543)	(4,341)	(5,289)

Total other income (loss)	(3)	14	5	36

Loss before income taxes	(2,143)	(2,529)	(4,336)	(5,253)
Income taxes	—	—	—	—

Net loss	(2,143)	(2,529)	(4,336)	(5,253)
Accretion of and dividends on redeemable, convertible preferred stock	—	(843)	—	(1,369)

Net loss attributable to common stock	$(2,143)	$(3,372)	$(4,336)	$(6,622)

Basic and diluted net loss per common share	$(.06)	$(.16)	$(.12)	$(.29)

Weighted average number of common shares outstanding	37,537,071	21,166,647	36,823,057	23,043,709

See accompanying notes to condensed consolidated financial statements.

CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(in thousands, except share and per share amounts)
(Unaudited)

	Six Months Ended
	June 30,
	2003	2002

Cash flows from operating activities:
Net loss	$(4,336)	$(5,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,293	1,335
Changes in operating assets and liabilities:
Accounts receivable, net	246	(221)
Other assets	(460)	(306)
Accounts payable	—	(507)
Accrued payroll	(12)	189
Investment banking fee payable	—	(1,000)
Accrued liabilities	(54)	(348)

Net cash used in operating activities	(3,323)	(6,111)

Cash flows from investing activities:
Additions to property and equipment	(2,059)	(1,004)

Net cash used in investing activities	(2,059)	(1,004)

Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of stock under employee stock purchase plan	—	83
Proceeds from sale of common stock	5,072	6,425
Offering costs	(31)	(378)

Net cash provided by financing activities	5,041	6,130

Effect of exchange rate changes on cash and cash equivalents	(106)	2

Net decrease in cash and cash equivalents	(447)	(983)
Cash and cash equivalents beginning of period	2,810	7,401

Cash and cash equivalents end of period	$2,363	$6,418

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Issuance of common stock in lieu of cash for preferred stock dividend payable	$—	$591
Accretion of preferred stock dividend	$—	$307
Accretion of preferred stock	$—	$1,062

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

     Basic and diluted loss per common share is calculated by dividing net loss by the weighted average common shares outstanding during the year. Stock options and warrants to purchase 4,652,689, and 3,451,382 shares of common stock with a weighted average option price of $3.75 and $5.83 were outstanding at June 30, 2003 and 2002, respectively. These stock options and warrants outstanding were not included in the computation of diluted earnings per share because the Company incurred a loss in all periods presented and hence, the impact would be anti-dilutive.

(3)	RECLASSIFICATION

     The Company has reclassified prior year customer service costs into cost of revenue to conform to the current year presentation. The effect of the reclassification has no impact upon net income and no impact upon earnings per share.

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

(5)	COMPREHENSIVE LOSS

     The total comprehensive loss is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net loss	$(2,143)	$(2,529)	$(4,336)	$(5,253)
Foreign currency translation adjustment	(110)	10	(106)	11

Comprehensive loss	$(2,253)	$(2,519)	$(4,442)	$(5,242)

(6)	BUSINESS SEGMENTS

     The Company operates primarily in one business segment engaged in the development, manufacture and marketing of an automated cellular imaging system which is designed to assist physicians in making critical medical decisions.

     The following table represents business segment information by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net sales
United States	$2,844	$2,140	$5,687	$3,838
Europe(a)	10	54	20	146

Total net sales	$2,854	$2,194	$5,707	$3,984

Operating loss				)
United States	$(2,037)	$(2,422)	$(4,087)	$(5,102)
Europe(a)	(103)	(121)	(254)	(187)

Total operating loss	$(2,140)	$(2,543)	$(4,341)	$(5,289)

Identifiable assets	June 30, 2003	December 31, 2002

United States	$11,319	$10,689
Europe(a)	71	164

Total assets	$11,390	$10,853

(a)	European operations represent business activities conducted primarily in Germany, Great Britain and France.

(7)	NEW ACCOUNTING PRONOUNCEMENTS

     The Company adopted the initial recognition and measurement provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN No. 45”), on January 1, 2003, which apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the disclosure provisions of FIN No. 45 during the quarter ended March 31, 2003. In the ordinary course of business, the Company is not subject to potential obligations under guarantees that fall within the scope of FIN No. 45 except for standard indemnification and warranty provisions that are contained within many of its customer product and service agreements, as well as standard indemnification agreements that the Company has executed with its executive officers and directors and the statutory indemnification provisions under the laws of the State of Delaware relating to the Company’s directors, and give rise only to the disclosure requirements prescribed by FIN No. 45. In addition, under previously existing accounting principles generally accepted in the United States of America, the Company continues to monitor the conditions that are subject to the guarantees and indemnifications to identify whether it is probable that a loss has occurred, and will recognize any such losses under the guarantees and indemnification agreements and provisions when those losses are estimable.

     Indemnification and warranty provisions contained within the Company’s customer product and service agreements are generally consistent with those prevalent in the Company’s industry. The duration of the Company’s service warranties generally does not exceed one year following completion of its services. The Company has not incurred significant obligations under customer indemnification or warranty provisions and does not expect to incur significant obligations in the future. Accordingly, the Company does not maintain accruals for potential customer indemnification or warranty-related obligations. The indemnification agreements that the Company has executed with its executive officers and directors and the statutory indemnification provisions under the laws of the State of Delaware relating to the Company’s directors, officers, employees and agents require the Company to indemnify such persons in certain instances. The Company has not incurred obligations under these indemnification agreements and does not expect to incur significant obligations in the future. Accordingly, the Company does not maintain accruals for such potential indemnification obligations. The maximum potential amount of future payments that the Company could be required to make is generally limited under the indemnification provisions in its customer product and service agreements, and is unlimited under the indemnification provisions contained in the indemnification agreements entered into with the Company’s officers and directors and the statutory indemnification provisions under the laws of the State of Delaware relating to the Company’s directors, officers, employees and agents.

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

     The EITF recently reached a consensus on its tentative conclusions for EITF 03-05, “Applicability of SOP 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.” EITF 03-05 discusses that software deliverables are within the scope of SOP 97-2 as are non-software deliverable(s) for which the related software is essential to the functionality of the non-software deliverable(s). Companies are required to adopt this consensus for fiscal periods beginning after August 2003. The Company believes the adoption of EITF 03-05 will not have a material impact on the Company’s financial position, results of operations, or liquidity.

     In April 2003, the FASB issued Statement 149, an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities, which requires prospective application for contracts entered into or modified after June 30, 2003, except for contracts which exist in fiscal quarters that began prior to June 15, 2003, and for hedging relationships designated after June 30, 2003. For existing contracts for fiscal quarters that began prior to June 15, 2003, the provisions of this Statement that relate to Statement 133 Implementation Issues should continue to be applied in accordance with their respective effective dates. Statement 149 requires that contracts with comparable characteristics be accounted for similarly. The Company does not expect the adoption of this pronouncement to have a material impact on the results of its operations, financial position or liquidity.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No.150”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company’s quarter beginning July 1, 2003. For financial instruments created before the issuance date of this Statement and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this statement. The Company believes the adoption of SFAS No. 150 will not have a material impact on its consolidated financial position or results of operations.

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

     Of the 4,416,404 shares of Common Stock to be purchased, 4,053,641 were purchased on June 13, 2002 and 100 were purchased on July 11, 2002 for an aggregate of $6.4 million. The remaining 1,270 shares of Series D Preferred Stock that were outstanding and held by parties other than Safeguard were converted in separate transactions into 819,290 shares of Common Stock on June 13, 2002.

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

     As a result of the conversion of the Series D Preferred Stock, the unamortized balance of the discount on the Series D Preferred Stock of approximately $2.7 million was written off as a charge to net income available to Common Stockholders. For the three and six months ended June 30, 2002, the total charge to net income available to Common Stockholders was $.8 million and $1.3 million, respectively. No such charge was incurred for the comparable periods in 2003 due to the conversion of all of the outstanding shares of Series D Preferred Stock in August 2002.

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

     On February 24, 2003 the Company entered into a $3 million revolving credit agreement with the Technology and Life Sciences Division of Comerica Bank-California (NYSE:CMA). The borrowings under the line of credit will be used for working capital purposes and will bear interest at Comerica’s prime rate plus one-half percent. The agreement also includes a one-time facility fee of $15,000, a fee of .25% on the unused balance of the line of credit, various restrictive covenants and requirements to maintain certain financial ratios. Borrowings under the line of credit will be guaranteed by Safeguard in exchange for a one-time fee of $15,000 and an amount equal to 4.5% per annum of the daily-weighted average principal balance outstanding under the line of credit. The agreement expires February 2004. No amounts were drawn on the revolving credit agreement during the first and second quarters of 2003.

(10)	STOCK OPTIONS

     The Company applies APB No. 25 and related interpretations in accounting for stock option plans. Had compensation cost been recognized consistent with SFAS No. 123, our consolidated net loss and loss per share would have been increased to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Consolidated net loss attributable to common stock:
As reported	$(2,143)	$(3,372)	$(4,336)	$(6,622)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(513)	(683)	(843)	(1,388)
Pro forma	$(2,656)	$(4,055)	$(5,179)	$(8,010)
Loss per share — Basic and Diluted:
As reported	$(.06)	$(.16)	$(.12)	$(.29)
Pro forma	$(.07)	$(.19)	$(.14)	$(.35)

     The following assumptions were used by us to determine the fair value of stock options granted using the Black-Scholes option-pricing model:

	2003	2002

Dividend yield	0.0%	0.0%
Volatility	113.7%	116.6%
Average expected option life	4 years	4 years
Risk-free interest rate	2.14%	4.09%

(11)	SUBSEQUENT EVENTS

     In August 2003, the Company entered into an agreement for an equipment financing line from the Life Science and Technology Finance group of the Commercial Equipment Financing Division of General Electric Capital Corporation (NYSE: GE). The equipment financing line provides for $3 million in immediate financing resources and an additional $2 million as ChromaVision achieves certain system placement objectives. The agreement has a 33 month term. The borrowings under the equipment financing agreement will be used for working capital purposes and will bear interest at 600 basis points over three year constant maturity treasuries. The agreement also provides for various restrictive covenants, maintenance of certain financial ratios and a collateral monitoring fee of $5,000 per year.

     PART I – Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(000’s included)

     Statements in this report describing our plans, goals, strategies, intentions, expectations and anticipated events are forward-looking statements. Important factors which could cause actual results to differ materially from those described in such forward-looking statements include the following: commercialization of our products is dependent on acceptance by the medical community and receipt of satisfactory reimbursement from third-party payers; any future success depends upon our ability to expand and maintain a successful sales and marketing organization and to successfully manufacture products in commercial quantities; we may require additional financing for our business, and it is uncertain whether the financing will be available on favorable terms or at all; we may encounter unanticipated expenses, liabilities or other adverse events affecting cash flow; our ability to develop new applications depends on successful collaboration with third parties that we do not control; proper utilization of our system is dependent upon the quality of third party stains and reagents; we must successfully compete with other technologies and with emerging competitors in cell imaging; an inadequate supply of biological samples could delay completion of clinical trials for new applications for our Automated Cellular Imaging System (“ACIS”); the clinical trials could fail to demonstrate the efficacy of the ACIS for new applications; new applications may not be successfully developed; the ability to commercialize new applications may be dependent on obtaining appropriate U.S. Food and Drug Administration (the “FDA”) and foreign regulatory approvals and clearances, which may not be obtained when anticipated or at all; our competitive position is dependent upon our ability to protect our patents and proprietary rights; manufacture of the ACIS is subject to FDA regulation and our ability to implement our strategy of providing decentralized ACIS analysis capabilities over the internet is dependent upon successful development of the related imaging technology and obtaining any required regulatory approvals. Recent experience with respect to ACIS placements, new contracts for placements, revenues and results of operations may not be indicative of future results for the reasons set forth above.

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

     Some instruments are placed through distributors in Europe. The distributors’ commissions are paid based on a percentage of fees paid for use of the system as the fees accrue or as the sales take place. No sales through distributors took place during the first or second quarters of 2003 or the comparable periods in 2002.

Three and Six Months Ended June 30, 2003 Compared with Three and Six Months Ended June 30, 2002

Fee-per-use Revenue. Revenue for the three and six months ended June 30, 2003 increased approximately $660,000 or 30% and approximately $1,723,000 million or 43% over the comparable periods in 2002 due primarily to an increase in ACIS placements. The number of systems in the field generating fee-per-use charges increased from 165 to 246 from June 30, 2002 to 2003. The average monthly revenue for ACIS placements and remote viewing stations was approximately $4,837 and $2,404, respectively, as compared to $5,561 and $2,145 for the comparable periods in 2002. Our business plan focuses on placing the ACIS under a lease arrangement in which the customer is charged based on the number of tests performed, subject to a minimum monthly payment. The decline in the average monthly revenue is primarily due to pricing concessions offered to our largest customers and a decline in the monthly minimum. Also impacting fee-per-use revenue is an increase in the reserve for sales returns. The reserve for sales returns for the three and six months ended June 30, 2003 increased by $300,000 and $350,000, respectively over the comparable periods in 2002 due in part to the recent reduction in the amount of reimbursement paid by Medicare to our customers. (see discussion below under “Uncertainties to Future Operations”).

System Sales. Revenue for the three months ended June 30, 2003 from system sales increased approximately $174,000 or 378% over the comparable period in 2002 due to the price of a new versus used system. One new system was sold in Great Britain during the three months ended June 30, 2003 versus a used system in Germany for the comparable period in 2002. System sales contributed 8% of total revenue for 2003 as compared to 2% for the comparable period in 2002. Revenue from system sales can fluctuate significantly principally due to the infrequent and limited number of system sales. Occasional sales of the ACIS system are made to strategic research institutions.

Revenue for the six months ended June 30, 2003 from system sales increased approximately $285,000 or 239% over the comparable period in 2002 due to two new systems sold during the six months ended 2003 as compared to two used systems for the comparable period in 2002. System sales contributed 7% of total revenue for 2003 as compared to 3% for the comparable period in 2002.

Cost of revenue and gross margin percentage. Cost of revenue for the three and six months ended June 30, 2003 increased approximately $228,000 or 36% and $450,000 or 36% over comparable periods in 2002 due primarily to the increase in system placements. In 2003 we implemented a change in the accounting treatment of customer service costs which have been reclassified as a cost of sale rather than as a development cost, as in prior periods. This change was made in order to better match these costs with related sales activity. The effect of this reclassification is approximately $305,000 and $238,000 for the three months ended June 30, 2003 and 2002, respectively; and $617,000 and $483,000 for the six months ended June 30, 2003 and 2002, respectively. Using this approach for service costs, gross margin for the three and six months ended June 30, 2003 was 70% as compared to 71% and 68%, respectively, for the comparable periods in 2002. Cost of revenue primarily consists of cost for manufacturing the ACIS, which includes the cost for direct material, labor costs and manufacturing overhead. For fee-per-use revenue the cost of the ACIS is depreciated over a three-year time period and for a system sale the entire cost of the ACIS system is recognized at the time of sale. Contributing to the decline in the gross margin for the three months ended June 30 ,2003 was a decline in the average monthly revenue for our unit placements and an increase in the reserve for sales allowances as mentioned previously.

Selling, general and administrative expenses. Expenses for the three and six months ended June 30, 2003 decreased approximately $14,000 or 1% and increased approximately $429,000 or 8%, respectively, over the comparable periods in 2002. The increase for the six month period is primarily due to the accrual of senior management recruiting and relocation costs, an increase in cost for sales commission related to our revenue growth and an increase in costs for tradeshow and advertising expenditures.

Research and development expenses. Expenses for the three and six months ended June 30, 2003 increased approximately $43,000 or 3% and decreased approximately $104,000 or 4% over the comparable periods in 2002. The increase for the three month period is due primarily to $100,000 of expense incurred related to the funding of a clinical trial outcomes study. The decline for the six month period is primarily due to a reduction in personnel and other development costs as we sought to achieve an appropriate level of personnel to support the development of new system capabilities and the continuation of technological advances to the ACIS.

Other income. Other income for the three and six months ended June 30, 2003 decreased marginally from the comparable period in 2002 due primarily to a decrease in the interest rate earned on our cash balance for 2003. We anticipate increases in interest expense due to a decline in our cash balance in order to fund operations and anticipated draws on the $3 million dollar line of credit.

Preferred stock accretion and dividends. Our net loss attributable to Common Stock for the three and six months ended June 30, 2002 included a charge of approximately $843,000 and $1,369,000, which consisted of a charge for the accretion of and dividends on the Series D Preferred Stock. No such charge was incurred for the comparable periods in 2003 due to the conversion of all of the outstanding shares of Series D Preferred Stock in August 2002 which eliminated charges for accretion of, and dividends, on the Series D Preferred Stock in subsequent periods. See Note 8 of the Notes to the Condensed Consolidated Financial Statements.

Uncertainties as to Future Operations

     The year 2000 was our first full year of commercial activity during which we focused primarily on marketing and sales of the ACIS system as our menu of capabilities performed with the ACIS expanded and gained commercial acceptance. Although we have experienced consistent and ongoing revenue growth, we still face significant uncertainties, including those discussed below under “Liquidity and Capital Resources,” which include our ability to achieve market acceptance of the ACIS, to manufacture the system in commercial quantities and to ensure satisfactory valuation by Medicare and other third party insurance carriers of new billing codes which have been established for image analysis based testing and which will become effective on January 1, 2004.

     Laboratory services provided for patients with the assistance of ACIS technology are eligible for third party reimbursement using medical billing codes which apply to image analysis-based testing. These billing codes are known as Common Procedural Terminology, or CPT, codes and are the means by which Medicare and private insurers identify medical services that are provided to patients in the United States. CPT codes are established by the American Medical Association (AMA). The reimbursement dollar amounts associated with the CPT codes are established jointly by the Centers for Medicare and Medicaid (CMS), private insurers, and representatives from the AMA, with advice from professional societies representing the various medical specialties.

     On April 1, 2003, the CMS instituted a new National Correct Coding Initiative (NCCI) edit. The NCCI edit significantly reduces from this date to December 31, 2003 the amount of reimbursement previously paid by Medicare for services involving automated image analysis. The CMS edit applies only to Medicare patients. ChromaVision estimates that 25 to 35 percent of ACIS-based services are performed for Medicare beneficiaries. We believe that, before the edit, the majority of our customers were being reimbursed approximately $200 per test. Under the new interim edit (effective until December 31, 2003) customers are being reimbursed about $85 per test for Medicare patients. Over time, the edit may influence the reimbursement policies of other payers.

     A new CPT code has been established specifically for image analysis. The new image analysis CPT code goes into effect on January 1, 2004 and will effectively supersede the current NCCI edit. It will be important to all manufacturers and providers of image analysis services that the new CPT code is valued appropriately. It is expected that valuation of the new CPT code by CMS will be published in early November, 2003.

     The adoption of a new CPT code specific to image analysis reflects the expanding role of image analysis in pathology and the need for a unique identifier to clearly delineate the new ways in which the technology is being used by healthcare providers to benefit patients. Potentially, the new CPT code could help to streamline reimbursement for ACIS users by allowing third party payers to correctly identify image analysis-based services. The key to achieving the potential benefits of a new CPT code is to ensure that the new code is valued correctly so that the amount paid by Medicare for image analysis based services accurately reflects the technology costs, the benefit that image analysis brings to patients, and its positive impact on healthcare economics. ChromaVision is working with medical societies, patient groups, healthcare providers, and healthcare payers to ensure that patients and providers of image analysis based services are reimbursed appropriately by Medicare and other payers. However, there remains significant uncertainty as to the reimbursement that will be allocated to the new CPT code specific to image analysis. The new CPT code may remain at the current effective reimbursement amount or may actually be lower. The reduction of reimbursement for ACIS-based procedures will not only reduce revenue for current ACIS customers, for which we have booked an allowance, but also may result in returns or cancellations by current customers and may also negatively impact future placements of ACIS.

     We also face uncertainties with respect to our ability to complete development of additional tests for the ACIS. In order to mitigate the risk that any one test will not be successfully developed, we maintain a pipeline of tests in a prioritized queue so that if any one test is not successfully developed, or market feedback suggests that a test should be given a lower priority, we can align development efforts according to priority. In addition, the ACIS system is dependent upon the laboratory producing a quality stained slide for image analysis. Reagent and or stain quality issues by stain manufacturers may impact the rate at which the ACIS technology is adopted or new applications are added to existing placements. Other uncertainties affecting our business include our ability to maintain and develop our relationship with additional remote imaging laboratories and thereby reduce our concentration of risk with our primary imaging provider, to collaborate successfully with other companies, universities and research centers to develop, initiate and complete clinical trials of new applications for the ACIS and obtain governmental approvals for the applications. Lack of success in any of these efforts could have a material adverse effect on the future results of our operation and our ability to generate sufficient cash flow to fund operations.

     At June 30, 2003 we have approximately $8.8 million in stockholders’ equity. In order for our Common Stock to continue to trade on the NASDAQ National Market, we would have to achieve and maintain a stockholders’ equity of at least $10 million. Therefore, in July 2003 we applied for listing on the NASDAQ SmallCap Market and expect to make the transition from the National Market listing soon after approval from NASDAQ. Our Common Stock is expected to continue to trade under its current symbol of CVSN.

Liquidity and Capital Resources

     At June 30, 2003 we have approximately $2.4 million of cash and cash equivalents, working capital of approximately $2.1 million and no long-term debt. Cash used in operating activities was $3.3 million in 2003 due primarily to our net loss of $4.3 million. Cash used in investing activities of $2.1 million consisted of capital expenditures related primarily to the manufacture of the ACIS systems placed with customers. Capital expenditures for the remainder of 2003 are uncertain as they vary with the volume of our business. However, our current commitments total approximately $500,000 and will be primarily related to the manufacture of the ACIS for placement with customers. Our business plan anticipates placing these instruments with users and charging a “fee-per-use” for each time the instrument is used to perform a test. The manufacture of these instruments will require a significant outlay of cash for which revenues will be recognized over the lease term. We intend to fund these expenditures with our current cash resources, the $3.0 million revolving line of credit and with the $3 million equipment financing.

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

     In February 2003 we entered into a $3 million revolving credit agreement with the Technology and Life Sciences Division of Comerica Bank-California (NYSE:CMA). The borrowings under the line of credit will be used for working capital purposes and will bear interest at Comerica’s prime rate plus one-half percent. The agreement also includes a one-time facility fee of $15,000, a fee of .25% on the unused balance of the line of credit, various restrictive covenants and requirements to maintain certain financial ratios. Borrowings under the line of credit will be guaranteed by Safeguard in exchange for a one-time fee of $15,000 and an amount equal to 4.5% per annum of the daily-weighted average principal balance outstanding under the line of credit. The agreement expires February 2004. No amounts were drawn on the revolving credit agreement during the first and second quarters of 2003.

     In August 2003 we entered into a $3 million equipment financing agreement with GE Capital. The agreement has a 33 month term. The borrowings under the equipment financing agreement will be used for working capital purposes and will bear interest at 600 basis points over a three year constant Treasury maturity. The agreement also provides for an incremental $2,000,000 available upon reaching certain system placement objectives, various restrictive covenants, maintenance of certain financial ratios and a collateral monitoring fee of $5,000 per year.

     Existing cash resources, the $3 million revolving line of credit, and the $3 million equipment financing completed in August 2003 may be sufficient to satisfy our cash needs during 2003. Our losses from operations, increases in working capital and capital expenditure requirements will continue during 2003, but we expect our operating losses in 2003 to decrease due to revenue generated from additional system placements. It is entirely possible, however, that our cash resources will not be sufficient. To support any such future cash needs, we intend to consider additional debt or equity financing. If we are unable to obtain sufficient additional funds, we will have to delay, scale back or eliminate some or all of our development activities, clinical studies and/or regulatory activities.

     We currently lease our facility under an operating lease arrangement. The lease expired in February 2003 and we exercised our option to extend the lease one year. Our purchase obligations represent commitments primarily for the purchase of materials for the manufacture of our ACIS. The following table summarizes our contractual obligations and commercial commitments at June 30, 2003:

	Payment due by period
	(ooo's omitted)
Contractual Obligations:	Total	2003	2004	2005	2006 and beyond
Long-Term Debt Obligations
Capital Lease Obligations
Operating Lease Obligations	$131	$98	$33
Purchase Obligations	465	465
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP
Total	$596	$563	$33

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

     At June 30, 2003, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

New Accounting Standards Not Yet Adopted

     Several new accounting standards have been issued that will be adopted by the Company beginning with the third quarter of 2003. None of these standards are expected to have a material impact on the Company’s financial position, results of operations, or liquidity. See Note 7 of Notes to the Condensed Consolidated Financial Statements.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

     Historically, we have invested excess cash in short-term debt securities that are intended to be held to maturity. These short-term investments typically have various maturity dates which do not exceed one year. We had no short-term investments as of June 30, 2003.

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

Item 4 Controls and Procedures

     The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15-d-15(e)) as of a date within 90 days of filing date of the quarterly report have concluded that the Company’s disclosure controls and procedures were effective, as of the end of the quarter ended June 30, 2003, to provide reasonable assurance that material information relating to our Company (including our consolidated subsidiaries) required to be disclosed in the periodic reports we file or submit pursuant to the Exchange Act is recorded, processed, summarized and reported within the time specified in the rules and forms of the Securities and Exchange Commission, including the reporting of such information to our Chief Executive Officer, Chief Financial Officer and other members of our management as appropriate to allow timely decisions regarding required disclosure.

     There were no changes in the Company’s internal controls over financial reporting (as that term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 4 Submission of Matters to a Vote of Security Holders

     We held our Annual Meeting of Stockholders on June 11, 2003. At the meeting, the stockholders voted in favor of electing as directors the eight nominees named in the Proxy Statement dated April 30, 2003, and in favor of approving the amended and restated 1996 Equity Compensation Plan.

     The number of votes were as follows:

I.	Election of directors

	For	Withheld

Douglas S. Harrington, M.D.	35,987,797	307,561
Carl W. Apfelbach	35,985,423	309,935
Michael F. Cola	35,859,777	435,581
N. Jeffrey Klauder	35,965,209	330,149
Irwin Scher, M.D.	35,992,987	302,371
Frank P. Slattery, Jr.	35,981,253	314,105
Thomas R. Testman	35,875,473	419,885
Jon R. Wampler	35,869,843	425,515

II.          Proposal to approve an amendment to our Restated 1996 Equity Compensation Plan to increase the number of shares subject thereto by 2,000,000 shares.

For	Against	Abstain	Broker Non-Vote

25,451,161	2,387,594	1,810,141	0

Item 6- Exhibits and Reports on Form 8-K

(a)Exhibits

3.1	Certificate of Incorporation of the Company (as amended)(a)

3.4	By-laws of the Company, as amended (a)

31	Certifications of the CEO and CFO pursuant to Exchange Act Rule 13-14(a) or Rule 15d-14(a). (b)

32	Certifications of the CEO and CFO required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code. (b)

(b)Reports or Form 8-K

None.

(a)	Filed on April 30, 1997 as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-26129) and incorporated by reference.

(b)	Filed herewith.

SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHROMAVISION MEDICAL SYSTEMS, INC.

DATE:	August 11, 2003	BY:	/s/ Carl W. Apfelbach

Carl W. Apfelbach
Chief Executive Officer

DATE:	August 11, 2003	BY:	/s/ Stephen T.D. Dixon

Stephen T.D. Dixon
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	Certificate of Incorporation of the Company (as amended)(a)

3.4	By-laws of the Company, as amended (a)

31	Certifications of the CEO and CFO pursuant to Exchange Act Rule 13-14(a) or Rule 15d-14(a). (b)

32	Certifications of the CEO and CFO required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code. (b)

(a)	Filed on April 30, 1997 as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-26129) and incorporated by reference.

(b)	Filed herewith.