Form 10-Q
period 2003-09-30
CHROMAVISION MEDICAL SYSTEMS INC
filed 2003-11-14
CIK 1038223

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

COMMISSION FILE NUMBER 0-22677

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

          Yes ☐ No ☒

As of October 29, 2003 there were 38,377,443 shares outstanding of the Issuer’s Common Stock, $.01 par value.

CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

		Page

PART I	FINANCIAL INFORMATION
Item 1	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002	3
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and 2002	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4	Controls and Procedures	16
PART II	OTHER INFORMATION
Item 6	Exhibits and Reports on Form 8-K	17
SIGNATURES		18

PART I – Item 1

CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$2,697	$2,810
Accounts receivable, net	2,610	2,355
Other	215	162

Total current assets	5,522	5,327
Property and equipment, net	5,605	4,761
Other	1,037	765

Total assets	$12,164	$10,853

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$390	$751
Accrued payroll	732	863
Accrued liabilities	1,094	1,079
Current maturities of long-term debt	1,264	—

Total current liabilities	3,480	2,693

Long-term debt	1,986	—
Commitments and contingencies
Stockholders’ equity:
Series C convertible preferred stock, $.01 par value, authorized 200,000 shares, none issued and outstanding	—	—
Common stock $.01 par value, authorized 50,000,000 shares, issued and outstanding 38,377,443 shares in 2003 and 32,846,085 in 2002	384	328
Additional paid-in capital	91,921	85,915
Accumulated deficit	(84,545)	(78,017)
Unamoritized deferred compensation	(957)	—
Accumulated other comprehensive loss	(105)	(66)

Total stockholders’ equity	6,698	8,160

Total liabilities and stockholders’ equity	$12,164	$10,853

See accompanying notes to condensed consolidated financial statements.

CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenue:
Fee per use	$2,827	$2,345	$8,130	$6,210
System sales	252	264	656	383

Total revenue	3,079	2,609	8,786	6,593
Cost of revenue	970	757	2,687	2,024

Gross profit	2,109	1,852	6,099	4,569

Operating expenses:
Selling, general and administrative	3,115	2,606	8,981	8,042
Research and development	1,171	1,252	3,636	3,822

Total operating expenses	4,286	3,858	12,617	11,864

Loss from operations	(2,177)	(2,006)	(6,518)	(7,295)

Total other income (expense)	(15)	25	(10)	61

Loss before income taxes	(2,192)	(1,981)	(6,528)	(7,234)
Income taxes	—	—	—	—

Net loss	(2,192)	(1,981)	(6,528)	(7,234)
Accretion of and dividends on redeemable, convertible preferred stock	—	(2,998)	—	(4,368)

Net loss attributable to common stock	$(2,192)	$(4,979)	$(6,528)	$(11,602)

Basic and diluted net loss per common share	$(.06)	$(.18)	$(.18)	$(.45)

Weighted average number of common shares outstanding	37,820,840	28,044,761	37,094,625	25,625,538

See accompanying notes to condensed consolidated financial statements.

CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(in thousands, except share and per share amounts)
(Unaudited)

	Nine months Ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(6,528)	$(7,234)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,020	1,979
Non-cash compensation charges	136	—
Changes in operating assets and liabilities:
Accounts receivable, net	(255)	(432)
Other assets	(325)	(294)
Accounts payable	(361)	(162)
Accrued payroll	(131)	92
Investment banking fee payable	—	(1,000)
Accrued liabilities	15	(329)

Net cash used in operating activities	(5,429)	(7,380)

Cash flows from investing activities:
Additions to property and equipment	(2,845)	(1,415)
Other	(19)	(53)

Net cash used in investing activities	(2,864)	(1,468)

Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of stock under employee stock purchase plan	—	101
Issuance of common stock	5,000	7,000
Borrowings on revolving credit facility	250	—
Borrowings on long-term debt	3,000	—
Offering costs	(31)	(881)

Net cash provided by financing activities	8,219	6,220

Effect of exchange rate changes on cash and cash equivalents	(39)	9

Net decrease in cash and cash equivalents	(113)	(2,619)
Cash and cash equivalents beginning of period	2,810	7,401

Cash and cash equivalents end of period	$2,697	$4,782

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Issuance of common stock in lieu of cash for preferred stock dividend payable	$—	$591
Accretion of preferred stock dividend	$—	$307
Accretion of preferred stock	$—	$4,060
Issuance of restricted common stock	$1,087	$—

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

          Basic and diluted loss per common share is calculated by dividing net loss by the weighted average common shares outstanding during the year. Stock options and warrants to purchase 4,407,162, and 4,423,575 shares of common stock with a weighted average option price of $3.85 and $4.66 were outstanding at September 30, 2003 and 2002, respectively. These stock options and warrants outstanding were not included in the computation of diluted earnings per share because the Company incurred a loss in all periods presented, and hence the impact would be anti-dilutive.

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

(5)	COMPREHENSIVE LOSS

          The total comprehensive loss is summarized as follows:

	Three Months Ended		Nine months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss	$(2,192)	$(1,981)	$(6,528)	$(7,234)
Foreign currency translation adjustment	67	(2)	(39)	9

Comprehensive loss	$(2,125)	$(1,983)	$(6,567)	$(7,225)

(6)	BUSINESS SEGMENTS

          The Company operates primarily in one business segment engaged in the development, manufacture and marketing of an automated cellular imaging system which is designed to assist physicians in making critical medical decisions.

          This table presents business segment information by geographic area:

	Three Months Ended		Nine months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net sales
United States	$3,074	$2,498	$8,760	$6,336
Europe(a)	5	111	26	257

Total net sales	$3,079	$2,609	$8,786	$6,593

Operating loss
United States	$(2,026)	$(1,877)	$(6,113)	$(6,980)
Europe(a)	(151)	(129)	(405)	(315)

Total operating loss	$(2,177)	$(2,006)	$(6,518)	$(7,295)

Identifiable assets	September 30,	December 31,
	2003	2002

United States	$12,093	$10,689
Europe(a)	71	164

Total assets	$12,164	$10,853

(a)	European operations represent business activities conducted primarily in Germany, Great Britain and France.

(7)	NEW ACCOUNTING PRONOUNCEMENTS

          In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of Issue 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003 but do not supersede existing authoritative guidance, including SOP 97-2. The adoption of Issue 00-21 did not have an impact on the Company’s financial statements.

          The Company adopted the initial recognition and measurement provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN No. 45”), on January 1, 2003, which apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the disclosure provisions of FIN No. 45 during the quarter ended March 31, 2003. In the ordinary course of business, the Company is not subject to potential obligations under guarantees that fall within the scope of FIN No. 45 except for standard indemnification and warranty provisions that are contained within many of its customer product and service agreements which give rise only to the disclosure requirements prescribed by FIN No. 45. In addition, under previously existing accounting principles generally accepted in the United States of America, the Company continues to monitor the conditions that are subject to the guarantees and indemnifications to identify whether it is probable that a loss has occurred and will recognize any such losses under the guarantees and indemnification agreements and provisions when those losses are estimable.

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

          In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51 and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. This Interpretation is applicable to the Company in the quarter ending December 31, 2003, for interests acquired in variable interest entities prior to February 1, 2003. This Interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack specified characteristics. The adoption of this Interpretation will not have a material impact on the Company’s financial statements.

          In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather that at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activities. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have an impact on the Company’s financial statements.

          In April 2003, the FASB issued SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative. It also clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and did not have an impact on the Company’s financial statements.

          In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments as a liability (or as an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company’s financial statements.

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

          Prior to our entering into these transactions with Safeguard, Safeguard and its affiliates owned beneficially 6,556,672 shares of our Common Stock, or approximately 32% of the number of shares beneficially owned (calculated in accordance with a rule of the Securities and Exchange Commission). As a result of the transaction and an unrelated acquisition of additional shares by Safeguard, it owned beneficially 18,529,556 shares of our Common Stock or approximately 56% of the number of shares outstanding. This gave Safeguard the power to elect all of the directors of our Company. We have also given Safeguard contractual rights enabling it to exercise significant control over our Company.

          In 2001, the Company allocated a portion of the proceeds received for the Series D Preferred Stock to the value of the warrants issued and to the value of the conversion feature. These amounts, plus the issuance costs of the transaction resulted in a discount of the carrying value of the Series D Preferred Stock. The discount was being accreted (amortized) as a charge to net income available to Common Stockholders over the three-year period prior to the scheduled mandatory redemption of the Preferred Stock on July 10, 2004.

          As a result of the conversion of the Series D Preferred Stock, the unamortized balance of the discount on the Series D Preferred Stock of approximately $2.7 million was written off as a charge to net income available to Common Stockholders. For the three and nine months ended September 30, 2002, the total charge to net income available to Common Stockholders was $3.0 million and $4.4 million, respectively. No such charge was incurred for the comparable periods in 2003 due to the conversion of all of the outstanding shares of Series D Preferred Stock in August 2002.

          On February 26, 2003 the Company issued 4,646,408 shares of Common Stock for an aggregate cash purchase price of $5 million ($1.0761 per share) in a private placement to Safeguard. As a result of the transaction, Safeguard’s percentage of beneficial ownership increased from 56% to 62%. ChromaVision and Safeguard also entered into an agreement giving Safeguard certain rights to have the purchased shares registered under the Securities Act of 1933.

          On September 1, 2003 the Company issued 816,950 shares of restricted stock to employees with a value on the date of grant of $1,021,188 ($1.25 per share), which was recorded as deferred compensation. This restricted stock vests over a two-year period. Compensation expense is recognized on a straight-line basis over the vesting period and is reduced to the extent that a participant forfeits shares of restricted stock received prior to vesting. The deferred compensation charge is unaffected by future changes in the price of the common stock.

          Total compensation expense for restricted stock issuances was $64,000 and $136,000 for the three and nine month periods ended September 30, 2003. Unamoritzed compensation expense related to restricted stock at September 30, 2003 is $957,000. Safeguard did not exercise its anti-dilution rights in conjunction with the restricted stock grant. As a result, Safeguard’s beneficial ownership decreased from 62% to 60%.

(9)	LINE OF CREDIT

          On February 24, 2003 the Company entered into a $3 million revolving credit agreement with the Technology and Life Sciences Division of Comerica Bank-California (NYSE:CMA). The borrowings under the line of credit will be used for working capital purposes and will bear interest at Comerica’s prime rate (4% at 9/30/03) plus one-half percent. The agreement also includes a one-time facility fee of $15,000, a fee of .25% on the unused balance of the line of credit, various restrictive covenants and requirements to maintain certain financial ratios. Borrowings under the line of credit are guaranteed by Safeguard in exchange for a one-time fee of $15,000 and an amount equal to 4.5% per annum of the daily-

weighted average principal balance outstanding under the line of credit. The agreement expires February 2004. We are in discussions to extend this line of credit for an additional year, and Safeguard has already committed to extend its guarantee for the second year. Safeguard would receive commercially reasonable compensation for providing the credit enhancement. During the third quarter of 2003 $250,000 was drawn on the line of credit. The Company failed to satisfy certain financial covenants under the loan agreement as of the end of August 2003, and in October 2003 the lender waived these failures to satisfy the covenants and agreed to modify the covenants.

(10)	EQUIPMENT FINANCING

          In August 2003, the Company entered into an agreement for an equipment financing line from General Electric Capital Corporation (NYSE: GE). The equipment financing line provides for $3 million in immediate financing resources and an additional $2 million as ChromaVision achieves certain system placement objectives. The loan principal amortizes ratably over the 33 month term. The borrowings under the equipment financing agreement are being used for working capital purposes and bear interest at 600 basis points over the three-year treasury constant maturities rate (2.16% at 9/19/03 or time of borrowing). The agreement provides for various restrictive covenants, maintenance of certain financial ratios and a collateral monitoring fee of $5,000 per year. The agreement also includes a provision whereby a material adverse change to the Company’s financial condition could be considered an event of default. In September 2003 the Company borrowed $3 million at an interest rate of 8.16%. Borrowings under the equipment financing agreement are secured by substantially all of the assets of the Company. The covenants in the equipment financing agreement incorporate some of the restrictive covenants and certain other requirements of the Comerica revolving credit agreement including any subsequent amendments granted by Comerica with respect to the incorporated covenants.

(11)	STOCK OPTIONS

          The Company applies APB No. 25 and related interpretations in accounting for stock option plans. Had compensation cost been recognized consistent with SFAS No. 123, our consolidated net loss and loss per share would have been increased to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine months Ended September 30,

	2003	2002	2003	2002

Consolidated net loss attributable to common stock:
As reported	$(2,192)	$(4,979)	$(6,528)	$(11,602)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(342)	(627)	(1,120)	(2,022)
Pro forma	$(2,534)	$(5,606)	$(7,648)	$(13,624)
Loss per share — Basic and Diluted:
As reported	$(.06)	$(.18)	$(.18)	$(.45)
Pro forma	$(.07)	$(.20)	$(.21)	$(.53)

          The following assumptions were used by us to determine the fair value of stock options granted using the Black-Scholes option-pricing model:

	2003	2002

Dividend yield	0.0%	0.0%
Volatility	97.47%	101.96%
Average expected option life	4 years	4 years
Risk-free interest rate	2.45%	2.27%

          PART I – Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(000’s included)

          Statements in this report describing our plans, goals, strategies, intentions, expectations and anticipated events are forward-looking statements. Important factors which could cause actual results to differ materially from those described in such forward-looking statements include the following: commercialization of our products is dependent on acceptance by the medical community and receipt of satisfactory reimbursement from third-party payers; any future success depends upon our ability to expand and maintain a successful sales and marketing organization; we may require additional financing for our business, and it is uncertain whether the financing will be available on favorable terms or at all; we may encounter unanticipated expenses, liabilities or other adverse events affecting cash flow; our ability to develop new applications depends on successful collaboration with third parties that we do not control; proper utilization of our system is dependent upon the quality of third party stains and reagents; we must successfully compete with other technologies and with emerging competitors in cell imaging; an inadequate supply of biological samples could delay completion of clinical trials for new applications for our Automated Cellular Imaging System (“ACIS”); the clinical trials could fail to demonstrate the efficacy of the ACIS for new applications; new applications may not be successfully developed; the ability to commercialize new applications may be dependent on obtaining appropriate U.S. Food and Drug Administration (the “FDA”) and foreign regulatory approvals and clearances, which may not be obtained when anticipated or at all; our competitive position is dependent upon our ability to protect our patents and proprietary rights; manufacture of the ACIS is subject to FDA regulation and our ability to implement our strategy of providing decentralized ACIS analysis capabilities over the internet is dependent upon successful development of the related imaging technology and obtaining any required regulatory approvals. Recent experience with respect to ACIS placements, new contracts for placements, revenues and results of operations may not be indicative of future results for the reasons set forth above.

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

          Safeguard Scientifics, Inc., a Pennsylvania corporation whose shares are listed on the New York Stock Exchange, owns beneficially approximately 60% of the outstanding shares of our Common Stock. We refer to Safeguard Scientifics, Inc. and its wholly-owned subsidiaries as “Safeguard”. As a result of this stock ownership, Safeguard has the ability to elect all of our directors, and it also has significant contractual rights to control our business. See Note 8 of Notes to Condensed Consolidated Financial Statements.

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

          For estimated bad debts, we review on an individual account basis the age of the receivable, all circumstances surrounding the transaction that gave rise to the receivable and whether the customer continues to have the financial resources to pay the receivable as of the balance sheet date and prior to the issuance of the financial statements for the related period. For ACIS in progress, the respective reserve is based upon the expected future use of the ACIS components based upon proposed design changes, high value components that may be discontinued in the near future and whether there are any lower of cost or market considerations. For other obligations, where judgment is required, we review the circumstances surrounding the obligation and evaluate the facts and circumstances to determine an appropriate level of accrual for each obligation.

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

          Some instruments are placed through distributors in Europe. The distributors’ commissions are paid based on a percentage of fees paid for use of the system as the fees accrue or as the sales take place. No sales through distributors took place during the nine months ended 2003 or the comparable period in 2002.

Three and Nine months Ended September 30, 2003 Compared with Three and Nine months Ended September 30, 2002

Fee-per-use Revenue. Revenue for the three and nine months ended September 30, 2003 increased approximately $482,000 or 21% and approximately $1,920,000 million or 31% over the comparable periods in 2002 due primarily to an increase in ACIS placements. The number of systems in the field generating fee-per-use charges increased from 192 to 255 from September 30, 2002 to 2003. The average monthly revenue for ACIS placements and remote viewing stations was approximately $4,750 and $2,320, respectively, for the three months ended September 30, 2003 as compared to $5,420 and $2,370 for the comparable period in 2002. Our business plan focuses on placing the ACIS under a lease arrangement in which the customer is charged based on the number of tests performed, subject to a minimum monthly payment. The decline in the average monthly revenue is primarily due to pricing concessions offered to our customers and a decline in the monthly minimum. Also impacting fee-per-use revenue is an increase in the reserve for sales returns. The reserve for sales returns for the three and nine months ended September 30, 2003 increased by $130,000 and $480,000, respectively over the comparable periods in 2002 due, in part, to the recent reduction in the amount of reimbursement paid by Medicare to our customers. We anticipate that the number of system placements and average monthly system revenue will be negatively impacted due to the Medicare reimbursement issue. (see discussion following under “Uncertainties to Future Operations”).

System Sales. Revenue for the three months ended September 30, 2003 approximated the comparable period in 2002. One new system and one refurbished system were sold during the three months ended September 30, 2003 and during the comparable period in 2002. System sales contributed 8% of total revenue for 2003 as compared to 10% for the comparable period in 2002. Revenue from system sales can fluctuate significantly principally due to the infrequent and limited number of system sales. Occasional sales of the ACIS system are made typically to research institutions.

Revenue for the nine months ended September 30, 2003 from system sales increased approximately $273,000 or 71% over the comparable period in 2002 due to three new and one refurbished system sold during the nine months ended 2003, as compared to one new and three refurbished systems for the comparable period in 2002. System sales contributed 7% of total revenue for 2003 as compared to 6% for the comparable period in 2002.

Cost of revenue and gross margin percentage. Cost of revenue for the three and nine months ended September 30, 2003 increased approximately $213,000 or 28% and $663,000 or 33% over comparable periods in 2002 due primarily to the increase in system placements. In 2003 we reclassified customer service costs to costs of sale rather than development cost, as in prior periods. This change was made in order to better match these costs with related sales activity. The effect of this reclassification is approximately $329,000 and $249,000 for the three months ended September 30, 2003 and 2002, respectively; and $946,000 and $732,000 for the nine months ended September 30, 2003 and 2002, respectively. Using this approach for service costs, gross margin for the three and nine months ended September 30, 2003 was 69% as compared to 71% and 69%, respectively, for the comparable periods in 2002. Cost of revenue primarily consists of cost for manufacturing the ACIS, which includes the cost for direct material, labor costs and manufacturing overhead. For fee-per-use revenue the cost of the ACIS is depreciated over a three-year time period, and for a system sale the entire cost of the ACIS system is recognized at the time of sale. Impacting the gross margin during 2003 was a decline in the average monthly revenue for our unit placements and an increase in the reserve for sales allowances as mentioned previously.

Selling, general and administrative expenses. Expenses for the three and nine months ended September 30, 2003 increased approximately $509,000 or 20% and $939,000 or 12%, respectively, over the comparable periods in 2002. The increase for the three month period is primarily due to a charge of $550,000 related to a third quarter workforce reduction involving 16 positions including the resignation of the Company’s Chief Executive Officer and Vice President of Sales and Marketing. We estimate selling, general and administrative expenses to decline by approximately $500,000 for the fourth quarter due to this workforce reduction and to favorably affect operating costs into 2004. The increase for the nine month period includes the charge for the workforce reduction, the charge for senior management recruiting and relocation and an increase in costs for tradeshow and advertising expenditures.

Research and development expenses. Expenses for the three and nine months ended September 30, 2003 decreased approximately $81,000 or 6% and approximately $186,000 or 5% over the comparable periods in 2002. The decrease for both periods is due primarily to a reduction in some facilities costs offset by an increase during the nine month period of expenses incurred related to the funding of a clinical trial outcomes study.

Other income (expense). For the three and nine months ended September 30, 2003 interest income decreased $28,000 and $37,000, respectively, from the comparable periods in 2002 due primarily to a decrease in our cash balance for 2003. The decline in the cash balance is a result of funding operations. Interest expense for the same comparable periods increased $19,000 and $34,000, respectively, due primarily to a $3 million funding from our equipment financing line and a $250,000 draw on our line of credit during September 2003.

Preferred stock accretion and dividends. Our net loss attributable to Common Stock for the three and nine months ended September 30, 2002 included a charge of approximately $2,998,000 and $4,368,000, which consisted of a charge for the accretion of and dividends on the Series D Preferred Stock. No such charge was incurred for the comparable periods in 2003 due to the conversion of all of the outstanding shares of Series D Preferred Stock in August 2002 which eliminated charges for accretion of, and dividends, on the Series D Preferred Stock in subsequent periods. See Note 8 of the Notes to the Condensed Consolidated Financial Statements.

Uncertainties as to Future Operations

          The year 2000 was our first full year of commercial activity during which we focused primarily on marketing and sales of the ACIS system as our menu of capabilities performed with the ACIS expanded and gained commercial acceptance. Although we have experienced consistent and ongoing revenue growth, we still face significant uncertainties, including those discussed below under “Liquidity and Capital Resources,” which include our ability to achieve market acceptance of the ACIS and to ensure satisfactory reimbursement by Medicare and other third party insurance carriers under new billing codes which have been established for image analysis based testing and which will become effective on January 1, 2004.

          Laboratory services provided for patients with the assistance of ACIS technology are eligible for third party reimbursement using medical billing codes which apply to image analysis-based testing. These billing codes are known as Healthcare Common Procedure Coding System (HCPCS) codes, which include the Common Procedural Terminology, or CPT, codes as the means by which Medicare and private insurers identify medical services that are provided to patients in the United States. CPT codes are established by an independent editorial panel convened by the American Medical Association (AMA). The reimbursement amounts, or relative values, associated with the CPT codes are established by the Centers for Medicare and Medicaid Services (CMS), under a process that involves recommendations from an independent

Relative Value Update Committee also convened by the AMA, with advice from professional societies representing the various medical specialties.

          Effective April 1, 2003, the CMS instituted a new National Correct Coding Initiative (NCCI) edit. The NCCI edit significantly reduced from April 1, 2003 to December 31, 2003 the amount of reimbursement previously paid by Medicare for services involving automated image analysis by limiting the codes that would be accepted for reimbursement for ACIS-based services. The CMS edit applied directly only to Medicare patients. We estimate that 25 to 35 percent of ACIS-based services are performed for Medicare beneficiaries. We believe that, before the edit, the majority of our customers were being reimbursed approximately $200 per test. Under the new interim edit (effective until December 31, 2003) customers are being reimbursed about $85 per test for Medicare patients. During this time, the edit has been adopted to a limited degree by other payers.

          A new CPT code has been established that CMS has indicated should be used for image analysis. The new CPT code goes into effect on January 1, 2004. We estimate that under the new code the total Medicare reimbursement for ACIS-based procedures performed in physician offices or independent laboratories will be no less than $132 per test, reflecting a technical component of approximately $80 and a professional component of approximately $52. The technical component involves preparation of the patient sample and running the test on the ACIS, while the professional component involves the physician’s reading and evaluation of the test results. The amount of Medicare reimbursement may actually be slightly higher than the $132 per test if Congress mandates a general update of Medicare reimbursement amounts for 2004. The actual amount will also vary based upon a practice cost index for each state and may be higher or lower than the amounts indicated above in particular cases.

          The adoption of a new CPT code appropriate for image analysis reflects the expanding role of image analysis in pathology and the need for appropriate reimbursement to enable use of this technology by healthcare providers to benefit patients. Potentially, the new CPT code could help to streamline reimbursement for ACIS users by allowing them to code more specifically for image analysis-based services in claims billed to third party payers. The 2004 valuations of the new code are considered interim valuations and are open for comment to influence further adjustments in 2005. ChromaVision will continue working with relevant medical societies and other appropriate constituents to obtain appropriate reimbursement amounts by all payers for providers of image analysis based services. The goal is to have the amount paid by Medicare and other payors for image analysis based services accurately reflect the technology costs, the benefit that image analysis brings to patients, and its positive impact on healthcare economics.

          The reduction of reimbursement resulting from the NCCI edit and the 2004 interim valuations for ACIS-based procedures will not only reduce revenue for current ACIS customers, but also may result in returns or cancellations by current customers and may also negatively impact future placements of ACIS. ChromaVision is in the process of determining the ultimate impact of this code on our customers and our business.

          Due to the change in reimbursement effective January 1, 2004, the Company’s sales representatives will focus a majority of their efforts, during the fourth quarter of 2003, on renegotiating many of the Company’s fee-per-use contracts. As a result, we anticipate a reduction in system placements and fee-per-use revenue in the near term.

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

          At September 30, 2003 we had approximately $6.7 million in stockholders’ equity. In order for our Common Stock to continue to trade on the NASDAQ National Market, we would have to achieve and maintain a stockholders’ equity of at least $10 million. Therefore, in July 2003 we applied for listing on the NASDAQ SmallCap Market and in August 2003 received approval from NASDAQ to make the transition from the National Market listing.

Liquidity and Capital Resources

          At September 30, 2003 we had approximately $2.7 million of cash and cash equivalents, $2.75 million available under our line of credit, and $2.0 of long-term debt. Cash used in operating activities was $5.4 million in 2003 due primarily to our net loss of $6.5 million. Cash used in investing activities of $2.9 million consisted of capital expenditures related primarily to the manufacture of the ACIS systems placed with customers. The rate of capital expenditures for the remainder of 2003 is expected to decline due to the reduction in new system placements related to the amount of Medicare reimbursement for ACIS testing as discussed previously. As a result, we have significantly reduced current purchase order commitments related to the manufacture of the ACIS for placement with customers to approximately $117,000 as compared to $465,000 in the previous quarter. Our business plan anticipates placing these instruments with users and charging a “fee-per-use” for each time the instrument is used to perform a test. The manufacture of these instruments will require a significant outlay of cash for which revenues will be recognized over the lease term. We intend to fund these expenditures with our current cash resources and with the remaining amount available under the $3.0 million revolving line of credit.

          Cash provided from financing activities of $8.2 million was due to the completion of the sale of $5 million of our Common Stock to Safeguard in February 2003 and to $3.2 million of debt financing. In the stock transaction we issued 4,646,408 shares of our Common Stock for $1.0761 per share in a private placement to Safeguard. As a result of the transaction, Safeguard’s percentage of beneficial ownership increased from 56% to 62% but has since been reduced to 60% as a result of the issuance of restricted stock to key employees. See Note 8 of Notes to Condensed Consolidated Financial Statements.

          In February 2003 we entered into a $3 million revolving credit agreement with the Technology and Life Sciences Division of Comerica Bank-California (NYSE:CMA). The borrowings under the line of credit will be used for working capital purposes and will bear interest at Comerica’s prime rate (4% at 9/30/03) plus one-half percent. The agreement also includes a one-time facility fee of $15,000, a fee of .25% on the unused balance of the line of credit, various restrictive covenants and requirements to maintain certain financial ratios. Borrowings under the line of credit are guaranteed by Safeguard in exchange for a one-time fee of $15,000 and an amount equal to 4.5% per annum of the daily-weighted average principal balance outstanding under the line of credit. The agreement expires February 2004. We are in discussions to extend this line of credit for an additional year and Safeguard has already committed to extend its guarantee for the second year. Safeguard would receive commercially reasonable compensation for providing the credit enhancement. The Company failed to satisfy certain financial covenants under the loan agreement as of the end of August 2003, and in October 2003 the lender waived these failures to satisfy the covenants and agreed to modify the covenants. The Company was in compliance with the revised covenants at September 30, 2003.

          In August 2003 we entered into a $3 million equipment financing agreement with GE Capital. The loan principal amortizes ratably over a 33 month term. The borrowings under the equipment financing agreement are being used for working capital purposes and bear interest at 600 basis points over the three year treasury constant maturities rates (2.16% at 9/19/03 or time of borrowing). The agreement also provides for an incremental $2,000,000 available upon reaching certain system placement objectives, various restrictive covenants, maintenance of certain financial ratios and a collateral monitoring fee of $5,000 per year. In September 2003, the entire $3 million available under the financing agreement was borrowed with an interest rate of 8.16%. Borrowings under the equipment financing agreement are secured by substantially all of the Company’s assets. The equipment financing agreement incorporates some of the restrictive covenants and certain other requirements of the Comerica revolving credit agreement, including any subsequent amendments granted by Comerica with respect to the incorporated covenants. The agreement also includes a provision whereby a material adverse change to the Company’s financial condition could be considered an event of default. The Company believes however, that based on current operations, committed borrowings, and Safeguard support it will remain in compliance with its debt covenants over the next twelve months and that it is not probable that GE will exercise the material adverse change clause as an event of default.

          Existing cash resources and the remaining balance of the $3 million revolving line of credit may not be sufficient to satisfy our cash needs during the next twelve months. Our losses from operations will continue during the near term, but we expect our operating losses to decrease primarily due to a third quarter reduction in our workforce, which we estimate will reduce overall operating costs for the fourth quarter by $700,000 and is expected to favorably affect operating costs into 2004. To support any such future cash needs, we intend to consider additional debt or equity financing. If we are unable to obtain sufficient additional funds, we will have to delay, scale back or eliminate some or all of our development activities, clinical studies and/or regulatory activities.

          We currently lease our corporate headquarters and manufacturing facility under an operating lease arrangement. The lease expired in February 2003 and we exercised our option to extend the lease one year. We anticipate exercising our option to extend the lease an additional year before the current February 2004 expiration date. Our purchase obligations represent commitments primarily for the purchase of materials for the manufacture of our ACIS.

Off-Balance Sheet Arrangements

          We have no off-balance sheet arrangements that provide financing, liquidity or market or credit risk support or involve leasing, hedging or research and development services for our business or other similar arrangements that may expose us to liability that is not expressly reflected in the financial statements, except for facilities and automobile operating leases.

          At September 30, 2003, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

New Accounting Standards Not Yet Adopted

          Several new accounting standards have been issued that were adopted by the Company in the third quarter of 2003. None of these standards had a material impact on the Company’s financial position, results of operations, or liquidity. See Note 7 of Notes to the Condensed Consolidated Financial Statements.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

          The Company is exposed to interest rate risk primarily through its equipment financing agreement and its revolving credit agreement. The Company utilizes these financing sources for its working capital and other borrowing needs. If the Company’s effective interest rate were to increase by 100 basis points (1.00%), ChromaVision’s annual financing expense would increase by approximately $30,000 based on the $3 million balance borrowed during September 2003 under the equipment financing agreement. Currently, the Company does not have any significant financial investments for trading or other speculative purposes or to manage interest rate exposure.

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

Item 4 Controls and Procedures

          The Company’s principal executive officer and its principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15-d-15(e)) have concluded that the Company’s disclosure controls and procedures were effective, as of the end of the quarter ended September 30, 2003, to provide reasonable assurance that material information relating to our Company (including our consolidated subsidiaries) required to be disclosed in the periodic reports we file or submit pursuant to the Exchange Act is recorded, processed, summarized and reported within the time specified in the rules and forms of the Securities and Exchange Commission, including the reporting of such information to our principal executive officer, principal financial officer and other members of our management as appropriate to allow timely decisions regarding required disclosure. As a result of the resignation of Carl W. Apfelbach effective September 1, 2003, the Company does not presently have a Chief Executive Officer, but Michael G. Schneider, the Chief Operating Officer, is performing similar functions on an interim basis.

          There were no changes in the Company’s internal controls over financial reporting (as that term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 6- Exhibits and Reports on Form 8-K

(a) Exhibits

3.1	Certificate of Incorporation of the Company (as amended)(a)
3.4	By-laws of the Company, as amended (a)
10.1	Master Security Agreement dated July 15, 2003 between the Company and GE Capital Corp. (b)
10.2	Amendment to Master Security Agreement dated July 31, 2003 between the Company and GE Capital Corp. (b)
10.3	Assignment Agreement with Recourse dated September 26, 2003 between the Company and GE Capital Corp. (b)
10.4	First Amendment to Loan and Security Agreement dated October 21, 2003 between the Company and Comerica Bank. (b)
10.5	Promissory Note dated September 24, 2003 between the Company and GE Capital Corp. (b)
31	Certifications pursuant to Exchange Act Rule 13-14(a) or Rule 15d-14(a). (b)
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (b)

(b) Reports or Form 8-K

On August 20, 2003, we filed a Current Report on Form 8-K to report, under Item 12 , a change in organizational structure.

(a)	Filed on April 30, 1997 as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-26129) and incorporated by reference.

(b)	Filed herewith.

SIGNATURES

          Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHROMAVISION MEDICAL SYSTEMS, INC

DATE: November 14, 2003	BY:	/s/ Michael G. Schneider
Michael G. Schneider Executive Vice President and Chief Operating Officer

DATE: November 14, 2003	BY:	/s/ Stephen T.D. Dixon
Stephen T.D. Dixon Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	Certificate of Incorporation of the Company (as amended)(a)
3.4	By-laws of the Company, as amended (a)
10.1	Master Security Agreement dated July 15, 2003 between the Company and GE Capital Corp. (b)
10.2	Amendment to Master Security Agreement dated July 31, 2003 between the Company and GE Capital Corp. (b)
10.3	Assignment Agreement with Recourse dated September 26, 2003 between the Company and GE Capital Corp. (b)
10.4	First Amendment to Loan and Security Agreement dated October 21, 2003 between the Company and Comerica Bank. (b)
10.5	Promissory Note dated September 24, 2003 between the Company and GE Capital Corp(b)
31	Certifications pursuant to Exchange Act Rule 13-14(a) or Rule 15d-14(a). (b)
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (b)

(b) Reports or Form 8-K

On August 20, 2003, we filed a Current Report on Form 8-K to report, under Item 12 , a change in organizational structure.

(a)	Filed on April 30, 1997 as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-26129) and incorporated by reference.

(b)	Filed herewith.