Form 10-K
period 2003-12-31
CHROMAVISION MEDICAL SYSTEMS INC
filed 2004-03-09
CIK 1038223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Mark One

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

     The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2003 was $22,251,666. For purposes of determining this amount, Registrant has defined affiliates to include (a) the executive officers and directors of Registrant on June 30, 2003 and (b) each stockholder that has informed Registrant by June 30, 2003 that it is the beneficial owner of 10% or more of the outstanding common stock of Registrant.

     The number of shares outstanding of the registrant’s Common stock, $.01 par value was 40,883,834 at February 17, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-K	Incorporated Document
Part III: Items 10, 11, 12 13 and 14	Proxy Statement for 2004 Annual
Meeting of Stockholders

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

     Safeguard Scientifics, Inc., a Pennsylvania corporation whose shares are listed on the New York Stock Exchange, owns beneficially approximately 62.5% of the outstanding shares of our Common Stock. We refer to Safeguard Scientifics, Inc. and its wholly-owned subsidiaries as “Safeguard”. As a result of this stock ownership, Safeguard has the ability to elect all of our directors and it also has significant contractual rights to control our business. See Notes 6 and 12 of Notes to Consolidated Financial Statements.

Industry Overview

     The advent of proteomics – the study of specific proteins in cells – has brought to the forefront the need to advance the standards for laboratory processes to find and monitor certain diseases. The era of “yes/no” diagnostics, or just knowing whether or not a disease is present, has given way to the need to measure the specific proteins within the cells to assist the physician in identifying the patient that may benefit from new therapies. We expect new standardized, quantitative techniques to replace subjective judgment as clinicians move towards technologies that are more precise, reliable and consistent.

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

     With the ability to characterize certain protein behaviors in the cells, pharmaceutical companies are developing specific drugs to arrest or mitigate the adverse effects of these proteins in disease progression. Pharmaceutical companies are rapidly pursuing targeted drug delivery, aimed at creating better patient outcomes with fewer drug side effects. The Company believes that there are approximately over 1,300 promising cancer therapies in development between pre-clinical to stage three clinical trials, many of which will ultimately benefit from a unique diagnostic to accurately select the right patient for the right drug. Further, the company’s research also suggests that the annual growth in diagnostics selected for targeted therapeutics over the next four years be in excess of 75%. In the future, quantitative diagnostic testing for these therapies will be increasingly important, resulting in a significant need for a new industry standard in laboratory testing.

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

Corporate Strategy

     Our goal is to establish the ACIS system as the preferred imaging platform to assist in cell-based analysis in the healthcare industry. Using ACIS as an enabling platform, we intend to enhance standardization in laboratory testing by providing an integrated testing system optimized for imaging with the ACIS. In pursuit of that goal, we will:

•	expand the market potential for fee-per-use revenue growth by increasing the number of placements with both independent users and select national accounts or regional reference laboratories;

•	use the flexibility of the ACIS platform and our five FDA clearances to continue to collaborate with customers, leading pathology testing centers, opinion leaders and other third parties to assist in identifying, developing and validating new applications for the ACIS and thereby increase the revenue from each system in the field;

•	continue to offer a modified ACIS workstation to lower volume hospitals and laboratories on a fee-per-use basis wherein slide preparation, staining and analysis are performed at a ChromaVision certified Access™ reference laboratory and customers then review the resulting images using a remote workstation;

•	explore the appropriateness of providing additional, oncology focused laboratory services that complement ChromaVision’s image analysis and certified Access™ reference laboratory services. Such service extension will only take place if the Company is able to secure the additional financial resources of an amount sufficient to support such a service expansion strategy;

•	continue our outreach to biopharmaceutical companies to collaborate in using ACIS for drug discovery and development;

•	maintain and enhance our direct sales and marketing organization;

•	expand our marketing and sales efforts to reach oncologists and other specialists, improving the understanding and perception of the ACIS with these groups in order to “pull through” demand from these critical participants in patient care decisions;

•	develop expanded strategies for the strengthening and positioning of our intellectual property rights; and

•	expand our spending for clinical trials to support FDA submissions for specific applications for the ACIS.

     There is considerable uncertainty as to whether these strategies can be implemented successfully, and ChromaVision cannot assure investors that it will be successful in doing so.

Business Segments

     Segment and geographic area information for the three years ended December 31, 2003 is incorporated by reference from Note 9 “Business Segments,” of the Notes to the Consolidated Financial Statements.

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

     The ACIS system uses color as a primary means of detection and characterizing cellular features. It achieves greater sensitivity than other existing test methods through its ability to discriminate among millions of colors and up to 256 levels of intensity of color. The ACIS system scans and processes the stained slides and creates a single image that reconstructs the entire tissue section. Using proprietary digital technology, the pathologist is then able to view the stored images at higher power for interpretation and quantitative information such as number of detected objects or intensity of color. ACIS, using additional color criteria and pattern recognition software, displays the relevant tissue or cell sections. The ACIS then generates a report, in the form specified by the pathologist, that can be printed or sent electronically over Intranet systems.

     We offer our customers an entire testing system, including an intelligent, automated microscope, specialized proprietary software, particular staining and slide preparation techniques that utilize readily available reagents, training and service. The ACIS is designed to enable a laboratory technician to operate the system using simple “point and click’’ commands to scan up to 100 patient samples with fully automated, walk-away operation. The reagents required to perform the tests are presently purchased by the customer from third parties. The hardware of the ACIS system includes a computer with a modem and monitor, a camera and an automated microscope. Ancillary equipment may include a cover slipper, auto-stainer, slide preparation equipment, hand held bar-code reader and color printer. The ACIS hardware configuration is modular, which means that we can replace most of the individual components without replacing the entire system. This allows us to take advantage of technological advances more easily and reduces the risk of obsolescence. As faster computer processors and increased disk storage become available, those enhancements will improve our product and in many cases lower its cost.

     In addition to the ACIS system, we market a modified ACIS pathology workstation primarily to community-based hospitals and pathology groups, enabling us to address a larger market (i.e. hospitals under 200 beds and smaller pathology groups where the volume of testing does not justify a full ACIS system). The ACIS remote pathology workstation is comprised of all of the hardware and software of the ACIS system with the exception of the microscope component. During 2003, two ChromaVision accredited laboratory “Centers of Excellence” performed standardized slide staining optimized for image analysis, ACIS slide scanning, and other support services to physicians and hospitals with the remote workstations. The resulting data and images are delivered to customers in the form of computer tapes or DVDs that can then be examined and analyzed by pathologists at the customers’ facilities using our pathology workstations. This program, which we market as ChromaVision’s “ACCESS program”, has been very successful, with 95 (36%) of our customers participating as Access clients at year end. For the years ended December 31, 2001, 2002 and 2003 revenues from the Access program accounted for approximately 5%, 17% and 24% of total revenues, respectively. In a step to broaden its commercial base, the Company has announced that beginning in April 2004, it intends to begin providing in-house laboratory services in support of its growing ACCESS remote pathology program.

ACIS Applications

     The ACIS has five significant capabilities: (1) tissue scoring and quantitative analysis, (2) rare event detection, (3) object detection and counting, (4) integrated optical density analysis and (5) tissue microarray technology. The applications being performed by ChromaVision customers use some or all of these features. Our technology, coupled with our existing FDA clearances gives us a significant competitive advantage with respect to our customers’ ability to identify and add any applications to the ACIS that they currently perform using manual microscopy. Because most laboratory tests require one or more of these unique features, we believe the menu of applications being run on ACIS will continue to expand. Currently, customers have the ability to validate new applications using existing capabilities of the ACIS technology requiring little or no modification to the system.

     Many assays currently performed by ChromaVision customers are standard-of-care tests in multiple cancer types and infectious disease. Revenues currently are derived primarily from breast cancer testing, although the ACIS platform technology is applicable to a virtually limitless number of tests. The market potential for tests currently available using ACIS is estimated to be $400-500 million, but grows to an excess of $1 billion for all of the applications we have identified for use with our system, including likely diagnostic tests for emerging cancer therapies.

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

     In a published study, ten pathologists reviewed biopsy specimens obtained from 129 breast cancer patients with and without ACIS assistance. The data showed that every pathologist in the study improved his or her performance using the ACIS. As a group, the pathologists improved the reproducibility of their HER2 protein measurements from 75% without ACIS assistance to 95% when using the ACIS. In a different published study of 189 patient biopsies, pathologists using the ACIS found that 38 patients who had been classified as positive for HER2 protein overexpression by manual analysis alone (i.e., without ACIS assistance) were actually negative and should not therefore be exposed to the high cost and potential toxicity of Herceptin therapy.

     Estrogen Receptors (ER). The estrogen receptor assay is also ordered by physicians for virtually all new cases of breast cancer to assess patient prognosis and to guide clinical decision-making. Patients who are estrogen receptor positive may be candidates for anti-estrogen hormonal therapies such as Tamoxifen. Using manual microscopy, it is difficult to reproduce results between pathologists and laboratories because of the lack of standardized scoring techniques and the subjective nature of test evaluation. A pathologist using the assistance of ACIS is able to provide an objectively scored result, enabling the physician to better identify patients who would benefit from hormonal therapy. Recent studies have shown a high degree of inter-laboratory variability in manual detection sensitivity, especially in relation to the detection of breast cancers with low estrogen positivity. In one study, a false negative rate of between 30% to 60% was documented. False negatives could adversely affect the decisions to give adjuvant treatment in some patients, which means that accurate ER/PR assessment is critically important.

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

     Protein expression (p53). p53 is the most commonly altered (or mutated) gene in cancer. Over-expression of the p53 protein indicates whether mutation has occurred in the gene. Further, over-expression of p53 is recognized as an indicator of aggressive cancer even in the absence of gene mutation. This information can be used in cancer staging to assess risk of recurrence and potentially to evaluate cancer risk. p53 can be applied to multiple cancer types. Pathologists using the assistance of ACIS to perform p53 testing will assist in guiding treatment and avoiding unnecessary chemotherapy.

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

     Human Papillomavirus (HPV). When performing this test, the pathologist is seeking to detect even one HPV infected cell in a liquid-based cytology sample obtained as part of a PAP testing regimen or in a tissue specimen obtained by cervical biopsy. The presence and persistence of HPV infection has been shown to be the most important risk factor for cervical cancer. HPV testing assisted by ACIS is performed using the rare cell detection function and chromogenic in situ hybridization. The ACIS’ sensitivity enables the accurate identification of positive cases and reduces false negative cases that may be missed by manual microscopic analysis. Additionally, the pathologist’s ACIS report shows full-color images of the cells detected as visual confirmation of positivity. ACIS automation allows unattended scanning of hundreds of slides and presents the suspicious cells in a montage for review by the pathologist, replacing the tedious, time-consuming and potentially inaccurate manual evaluation of HPV slides.

Collaborations

     We have entered into an agreement with Abbott Laboratories to support the clinical development of Abbott’s cancer compounds targeting tumor angiogenesis. The ACIS system and ChromaVision-labeled antibodies and reagents will be employed in the research and assessment of the efficacy of Abbott’s developmental anti-angiogenic compounds. Abbott will provide samples from clinical trial patients with multiple cancer types at various stages of progression to understand and evaluate the scope of patient response. Data gathered through the collaboration will be used by Abbott to support clinical development. We have a similar agreement with pharmaceutical developer NewBiotics Inc. to use the ACIS in evaluation of NewBiotics’ anti-cancer drug candidate for treatment of colon cancer patients.

     During the past several years, we have been involved in a marketing relationship, pursuant to a reference agreement and certain leases, with US LABS. Inc., a full service, national reference laboratory with a sales force of over 50 individuals across the country. During this time, US LABS has been an accredited ACCESS reference laboratory that services ChromaVision remote pathology ACIS users by performing the technical and professional component of analysis. US LABS has provided laboratory staining services and ACIS image scanning to hospital-based pathologists who then use their own ACIS remote viewing systems to assist them in interpreting the digital images. The ACCESS program has been highly successful leading to a similar relationship with Esoterix, Inc., a national laboratory based in Brentwood, Tennessee. In February 2004, however, ChromaVision gave notices to both of these national reference laboratories that ChromaVision would end its relationship with them and begin to provide in April 2004 in-house laboratory services to its customers in support of its growing ACCESS remote pathology program.

     For the year ended December 31, 2003 US LABS was our largest customer and accounted for approximately 7% of our revenues. ChromaVision’s decision to in-source the provision of laboratory staining and ACIS image scanning services and attract new customers later this year could have a negative impact on revenue depending on the extent to which ChromaVision is successful in retaining its existing customers and attracting new customers to ChromaVision’s laboratory service offering. The Company’s contract with US Labs, which is being terminated, contains a provision whereby ChromaVision is precluded from soliciting US Labs’ customers for a period of six months following the effective date of the termination of the contract. ChromaVision maintains that customers using our ACIS scanning services (whether in- or out-sourced) are ChromaVision’s customers and are not subject to this restriction on solicitation. US Labs has indicated that it disagrees with ChromaVision’s interpretation of the contract with respect to which customers are customers of ChromaVision or US Labs for purposes of the non-solicitation provision. While we believe our interpretation of the contract is correct, if US Labs is successful in arguing its position in a court of law, such an outcome would have a significant negative impact to revenue from the ACCESS remote pathology program with respect to customers previously outsourced to US Labs.

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

Fee-Per-Use Model

     The ACIS and the remote pathology workstation are offered under lease arrangements in which the customer is charged based on the number of tests performed, subject to a minimum monthly payment. Rather than selling the systems, our fee-per-use strategy removes any capital equipment investment barrier to new system placements, shortens our placement cycle, yields very attractive margins and gives us a recurring source of revenues. The fee-per-use is determined by the specific test that is run along with the volume of tests run. On a monthly basis, we poll each customer’s instrument by modem to retrieve usage information. The list prices of our tests range from $40 to $150. This model best fits larger volume customers that might perform more than 100 tests per month.

Hybrid Sale

     ACIS customers that have smaller monthly tests volumes in the range of 50 to 100 are good candidates for a new pricing model intended for 2004 which is referred to as a Hybrid Sale. Under this program, clinical customers can purchase the ACIS system for a small capital investment but will continue to be charged a small fee per test. This approach allows lower volume accounts to enjoy the benefits of ChromaVision image analysis technology while still being able to stay within the economic requirements of their business model. The Hybrid Sale approach was deemed appropriate for 2004 due to changes in reimbursement rates and the need to allow all potential users of ACIS to find a way to utilize our technology.

Direct Sales

     We strategically sell the ACIS to research market customers, and will either sell or lease the system on a fixed rent basis in the European Community where the fee-per-use strategy is not accepted in the international healthcare structure. In order to further the use of ACIS in the research markets, which includes biopharmaceutical companies, biotechnology companies, and academic medical centers, the Company intends to place an increasing focus on sales to these customers by expanding its sales resources and improving system features most attractive to this market.

Customers

     Our target customers fall broadly into six principal market segments. We direct our marketing efforts to the following groups of customers that perform laboratory testing:

     Reference laboratories. These laboratories have a national presence or specialized focus. Examples include Quest Diagnostics Incorporated, Laboratory Corporation of America Holdings, IMPATH, and Specialty Laboratories Inc. The Company’s decision to directly provide certain laboratory services in April 2004 may limit the opportunities with these organizations, who may view ChromaVision to be a future competitor. Opportunities may still exist, however, for the provision of select image analysis capabilities or specific use features, such as for HPV. In addition, the Company has relationships with close to a dozen regional reference laboratories with whom it does not compete and to which it offers its ACCESS remote pathology program in the markets served by the regional reference laboratories.

     Pathology practice groups. These groups network individual pathology practices nationally or regionally. The majority of practicing pathologists are members of one of these groups.

     Hospitals. This market is comprised of community or regional hospitals and regional cancer centers. The majority of slide-based testing is currently done in hospitals, and the second largest category for testing is reference laboratories. ChromaVision believes that it is able to address the continuum of needs from the largest to the smallest of these organizations through its ACIS, ACCESS and laboratory services offerings.

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

     ACIS systems have been placed in each of these markets in the United States. We estimate that in the U.S. there are up to 64,000 potential customers in these groups.

     As of December 31, 2003, the sales and marketing organization consisted of 27 people, including 14 direct sales people and nine technical service specialists in the United States and two direct sales people and two technical service specialists in Europe. We expect that the majority of our sales will result from direct, face-to-face selling efforts by our sales force augmented by strategic collaborations. As a result, we intend to devote significant resources to our sales and marketing organization to support the acceleration of the commercialization of our products, principally investing in more aggressive marketing initiatives.

     We have entered into selected agreements with independent distributors to market the ACIS throughout Europe. Negotiations with additional distribution partners are currently underway. We are using our European team members to support these distributor partners.

Reimbursement Strategy

     Laboratory services provided for patients with the assistance of ACIS technology are eligible for third party reimbursement under well-established medical billing codes. These billing codes are known as Common Procedural Terminology, (CPT), codes and are the means by which Medicare and private insurers identify medical services that are provided to patients in the United States. CPT codes are established by the American Medical Association (AMA). The reimbursement dollar amounts for the CPT codes are established by the Centers for Medicare and Medicaid Services (CMS), with advice from AMA and professional societies representing the various medical specialties.

     Effective April 1, 2003, the CMS instituted a National Correct Coding Initiative (NCCI) edit. The NCCI edit significantly reduced from, April 1, 2003 to December 31, 2003, the amount of reimbursement previously paid by Medicare for services involving automated image analysis by limiting the codes that would be accepted for reimbursement for ACIS-based services. The CMS edit applied directly only to Medicare patients. We estimate that 25 to 35 percent of ACIS-based services are performed for Medicare beneficiaries. We believe that, before the edit, the majority of our customers were being reimbursed approximately $200 per test. Under the NCCI interim edit (effective until December 31, 2003) customers were reimbursed about $85 per test for Medicare patients. During this time, the edit was adopted to a limited degree by other payers.

     The new CPT code to be used for image analysis went into effect on January 1, 2004. Under the new code, the total Medicare reimbursement for ACIS-based procedures performed in physician offices or independent laboratories will be approximately $140 per test, reflecting a technical component of approximately $85 and a professional component of approximately $55. The technical component involves preparation of the patient sample and running the test on the ACIS, while the professional component involves the physician’s reading and evaluation of the test results. The actual amount will also vary based upon a geographic factor index for each state and may be higher or lower than the amounts indicated above in particular cases based on one’s geographic location.

     The adoption of a new CPT code appropriate for image analysis reflects the expanding role of image analysis in pathology and the need for appropriate reimbursement to enable use of this technology by healthcare providers to benefit patients. Potentially, the new CPT code could help to streamline reimbursement for ACIS users by allowing them to code more specifically for image analysis-based services in claims billed to third party payers. The 2004 valuations of the new code are considered interim valuations and are open for comment to influence further adjustments in 2005. ChromaVision will continue working with relevant medical societies and other appropriate constituents to obtain appropriate reimbursement amounts by all payers for providers of image analysis- based services. The goal is to have the amount paid by Medicare and other payers for image analysis-based services accurately reflect the technology costs, the benefit that image analysis brings to patients, and its positive impact on healthcare economics.

     The reduction of reimbursement resulting from the NCCI edit and the 2004 interim valuations for ACIS-based procedures will not only reduce revenue for current ACIS customers, but also may result in system returns or cancellations by current customers in 2004 and may also negatively impact future placements of ACIS. ChromaVision is in the process of determining the ultimate impact of this code on our customers and our business. In addition, because of the increase in the technical component to reimbursement, ChromaVision will be required to enter into new contracts with the hospitals that often prepare the slides for analysis. Hospitals have longer buying cycles and a more extensive contract evaluation process which may delay the implementation of these contracts. At the same time, ChromaVision’s current pathologist customers, for whom professional service reimbursement has been reduced, will require more significant rate reductions in their contract terms with the Company. The creation of these “split billing” agreements, where ChromaVision will seek fees from both a hospital and pathology practitioner, have the potential to be difficult to implement and could cause delays in coming to agreement on contract rate terms.

     Due to the change in reimbursement effective January 1, 2004, the Company’s sales representatives have focused a majority of their efforts, during the fourth quarter of 2003, on renegotiating many of the Company’s fee-per-use contracts. As a result, we anticipate a reduction in system placements and fee-per-use revenue in the near term. Approximately two-thirds of our contracts have been renegotiated as of January 1, 2004 representing the majority of those that the Company believes will require amendment. New sales efforts will now be substantially focused on system placement expansion and continued defense of our existing base of installations.

Patents and Proprietary Technology

     We file patent applications to protect technology, innovations and improvements that we consider important to the development of our business. Currently, we have fourteen patent applications pending with the U.S. Patent and Trademark Office and twenty-five foreign patent applications pending. We have thirteen issued patents in the United States and eleven filed patents, all related to the system and method for cellular specimen grading performed by the ACIS. The patents for which we have received a final issuance have remaining lives which vary from 11 to 13 years.

     In all our patent applications, we have endeavored to file claims, which cover the underlying concepts of the unique features of the ACIS, its associated processes and methodologies as well as our specific implementation of those processes and methodologies. As a further protection against efforts to erode our proprietary position, we have systematically explored other designs, which could achieve results similar to the ACIS and prepared patent applications on those alternate designs.

     We also rely on trade secrets and proprietary know-how that we seek to protect, in part, through confidentiality agreements with our employees and consultants. As a condition of employment, we require that all full-time and part-time employees enter into an inventor assignment and non-disclosure agreement.

     We intend to broaden the scope of our intellectual property portfolio, which we consider critical to our future product development. If we are unable to protect our patents and proprietary rights, our reputation and competitiveness in the marketplace could be materially damaged. Litigation may therefore be necessary in order to enforce any patents that we now hold or that are issued to us. In February 2004, ChromaVision filed suit against Applied Imaging Corporation (Nasdaq: AICX). The lawsuit, filed in the United States District Court for the Southern District of California, asserts the Applied Imaging’s ARIOL SL-50 system infringes upon three ChromaVision patents. ChromaVision has asked the court for damages and an injunction barring Applied Imaging from making, using, importing, selling, or offering for sale any device that infringes ChromaVision patented technology. In its complaint, ChromaVision has asserted Applied Imaging’s product infringes upon three ChromaVision patents relating to image analysis and automated microscopy. Those three patents are: United States Patent No. B1 6,215,892, entitled “Method and Apparatus for Automated Image Analysis of Biological Specimens;” United States Patent No. B1 6,404,916, entitled “Method and Apparatus for Applying Color Thresholds in Light Microscopy;” and United States Patent No. B1 6,418,236, entitled “Histological Reconstruction and Automated Image Analysis.” We may also be forced to protect our trade secrets or the know-how we own or to determine the enforceability, scope and validity of the proprietary rights of others. It is also possible that others will assert claims against us. The outcome of such intellectual property litigation is inherently unpredictable, such litigation is expensive and the cost and resolution of these matters could materially affect our results and business operations. Moreover, there can be no assurance that the steps we take to protect our proprietary rights will be adequate or that third parties will not infringe, design around, or improve upon our proprietary technology or rights.

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

     For this reason, all of the major IHC reagent manufacturers are looking at quantitative IHC and image analysis as a critical requirement for their future growth and expansion into new markets. Companies with a strong foothold in the IHC market such as DAKO, Ventana and BioGenex could be serious competitors to ChromaVision as they have IHC market share, pathologist relationships and two of the critical system components needed to drive standardization—reagents and staining automation. Other imaging companies that have traditionally served the cytology (Pap Smears) and cytogenetics market, such as TriPath and Applied

Imaging, have followed the success of the ACIS in the anatomic pathology market and are currently expanding into this market. Advancements in the field of proteomics and the advent of new protein-based therapies, will bring increased competition to this market segment.

     Over the past three years ChromaVision has gained significant visibility in the anatomic pathology marketplace. To ensure that we capitalize on the momentum we have created and to stay ahead of our potential competitors, we are developing new applications for the ACIS. We are in the process of releasing the next generation ACIS, which we believe will improve our competitive position and provide an additional market within the research and biopharmaceutical communities.

Service

     We offer service and maintenance to ACIS customers as part of the “fee-per-use” pricing structure. We have developed a support, field service and parts distribution plan designed to support the installed base of ACIS systems. This plan will offer the following services as part of the “fee-per-use” structure: (i) installation; (ii) customer training and stain validation; (iii) a 24-hour per day, seven-day per week customer help desk available via a toll free number; (iv) the ability to remotely service ACIS units and load new software via dial-up modems, and (v) on-site field service and parts replacement utilizing regionally based field engineers who are supported by our headquarters’ development and engineering staff. We are currently solving approximately 92% of customer issues remotely in less than an hour and at initial customer contact. ACIS modules have an uptime rate in excess of 99%, and the mean time between failures is approximately 250 days.

Research & Development

     To date, our core competency has been in the area of advanced imaging as applied to the detection and quantification of reagent-stained cellular material. At December 31, 2003 we had 17 employees dedicated to engineering and research and development, including several scientists who hold Ph.D. degrees in various disciplines. Our research and development staff is experienced in the rapid prototyping and development of advanced software-based, electro-optical-mechanical systems. We intend to continue to invest in the recruitment of experienced scientists and engineers with an emphasis on achieving a balance between research and development, innovation and support of focused, market driven requirements. Research and development spending was approximately $5,939,000, $4,782,000 and $4,754,000 in 2001, 2002 and 2003, respectively.

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

     Class III devices are those in the highest risk category. As such, a manufacturer must submit and obtain FDA approval of a PMA before the device can be introduced to the United States market. The PMA process is significantly more complex and time-consuming than the 510(k) process. The PMA process almost always requires the submission of well-controlled clinical investigations in order to obtain FDA approval. On average, FDA reviews and clears a 510(k) submission within six months. PMA approval by the agency generally takes at least one year and can even take a number of years. In the case of a PMA and/or a 510(k), there is no assurance that the agency will agree with the submission and/or clear or approve the product. FDA may reject a 510(k) submission and require that a company file a PMA instead. Determination by FDA that any of our devices or certain applications of ours are subject to the PMA process could have a material adverse effect on our business, results of operations and financial condition. Nonetheless, a business benefit can accrue where FDA approves a PMA because holding a PMA may, in some instances, provide a competitive advantage. A change or modification of a medical device that has already received FDA clearance or approval can result in the need to submit further filings to the agency. A change or modification of a product cleared through the 510(k) process can result in the need for a new 510(k) submission where the change or modification could significantly adversely affect the safety or effectiveness of the device. A change in a device that is the subject of an approved PMA could require a PMA supplement.

     We obtained our first 510(k) clearance in May 1997 from the FDA to market the ACIS with a test to screen blood for malignancy. In July 1999 we received our second 510(k) clearance from the FDA which granted use of the ACIS to assist the pathologist to detect, count and classify cells of clinical interest based on recognition of cellular objects of particular color, size and shape. In 2002 we received a 510(k) clearance from the FDA which granted the ability to use ACIS to conduct an Estrogen Receptor and Progesterone Receptor (ER/PR) test, which aid in the management, prognosis and prediction of therapeutic response for cancer. In December 2003, we received our most recent 510(k) clearance from the FDA which recognizes the ability of ACIS to detect, count, and classify the presence of the HER2 protein, allowing physicians a more precise and quantitative understanding of the specific traits of individual cancer tumors. Specifically, this FDA clearance allows ACIS to be used as a complement to the DakoCytomation HercepTest™ in the detection and measurement of Her2/neu (c-erbB-2)

     As a Class II medical device manufacturer, we are also subject to FDA’s Quality System Regulation (QSR) which includes FDA’s regulatory requirements for Good Manufacturing Practices (GMPs). In addition, we are subject to FDA’s regulations regarding labeling, medical device reporting and reports of corrections and removals. The medical device reporting regulations require us to provide certain information to FDA in the event of a death or serious injury allegedly associated with the use of ACIS or any product malfunction which would likely cause or contribute to a death or serious injury if the malfunction were to recur. Class II devices may also be required to adhere to certain “special controls” including but not limited to performance standards, post-market surveillance and/or patient registries where applicable. In addition, we must comply with applicable regulatory requirements for the export of our products.

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

     In anticipation of marketing our products in the European Union (EU) and accordance with the newly released In-Vitro Diagnostic Directive (IVDD) we applied for and received certification to EN13485:2003. The ACIS product was CE marked in 1998. The CE Mark was applied after we demonstrated compliance with applicable regulatory requirements, including, but not limited to, compliance with pertinent ISO and EN requirements and certification by a recognized notified body.

Employees

     As of December 31, 2003, we employed 71 persons of which 17 persons were in product development and engineering, 20 persons were in manufacturing, quality assurance and field services, 7 persons were in finance, executive and administrative capacities and 27 persons were in sales and marketing. We are not subject to any collective bargaining agreements, and we believe that our relationship with our employees is good.

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

Item 2. Properties

     Our executive office, development and manufacturing facilities are located in San Juan Capistrano, California, in approximately 21,000 square feet. We lease the space at an annual rent of approximately $202,000. The existing lease agreement has been extended to February 2005 and we are evaluating alternatives to exercising our option to extend the lease beyond February 28, 2005. We are currently exploring leasing other facilities as we anticipate that additional space will be required as our business expands. We believe that we will be able to obtain suitable space as needed.

Item 3. Legal Proceedings

     In February 2004, ChromaVision filed suit against Applied Imaging Corporation (Nasdaq: AICX). The lawsuit, filed in the United States District Court for the Southern District of California, asserts the Applied Imaging’s ARIOL SL-50 system infringes upon three ChromaVision patents. ChromaVision has asked the court for damages and an injunction barring Applied Imaging from making, using, importing, selling, or offering for sale any device that infringes ChromaVision patented technology. In its complaint, ChromaVision has asserted Applied Imaging’s product infringes upon three ChromaVision patents relating to image analysis and automated microscopy. Those three patents are: United States Patent No. B1 6,215,892, entitled “Method and Apparatus for Automated Image Analysis of Biological Specimens;” United States Patent No. B1 6,404,916, entitled “Method and Apparatus for Applying Color Thresholds in Light Microscopy;” and United States Patent No. B1 6,418,236, entitled “Histological Reconstruction and Automated Image Analysis.”

     The Company is not otherwise a party to any other legal proceedings, the adverse outcome of which, individually or in the aggregate, management believes would have a material adverse effect on the business, financial condition or results of operations of the business.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to us by a vote of the security holders during the fourth quarter ended December 31, 2003.

Executive Officers

     The following persons were executive officers of the Company at March 1, 2004:

Name	Age	Position
Michael F. Cola	43	Chairman and Interim Chief Executive Officer
Stephen T. D. Dixon	43	Executive Vice President and Chief Financial Officer
Kenneth D. Bauer, Ph.D.	52	Vice President and Chief Science Officer
Heather Creran	36	Executive Vice President and Chief Operating Officer of Oncology Services
Jose de la Torre-Bueno, Ph.D.	54	Vice President and Chief Technology Officer
Karen Garza	46	Vice President Marketing and Strategic Initiatives

     Michael F. Cola, 43, Chairman of the Company since June 2003 and Interim Chief Executive Officer since February 2004. Currently Mr. Cola is employed with Safeguard and joined Safeguard as Vice President of Operations and Management Services in February 2000 and became Managing Director, Corporate Operations in January 2002. Prior to joining Safeguard, Mr. Cola spent eight years as Vice President, Global Clinical Operations, at AstraZeneca, where he was responsible for global clinical and U.S. product development operations and technology solutions integration. Prior to joining AstraZeneca, Mr. Cola was responsible for re-engineering processes and systems in manufacturing and product development at Campbell Soup Company.

     Stephen T. D. Dixon, 43, Executive Vice President and Chief Financial Officer since December 2002, Mr. Dixon brings over two decades of executive level experience in financial management, corporate finance and strategic business plan development and implementation to ChromaVision. From November 2000 to November 2002, Dixon served as Senior Vice President and Chief Financial Officer with The Scully Companies, a privately held provider of regional transportation services located in Fontana, California. Mr. Dixon also spent two years in various senior management positions, most recently Vice President and Chief Financial Officer, U.S. and Canada for the largest division of Bax Global, Inc., a $2 billion publicly traded provider of global transportation and supply chain services located in Irvine, California. Prior to his corporate management positions, Dixon began his career with Coopers & Lybrand, Certified Public Accountants in Philadelphia. He is a Certified Public Accountant, licensed in the State of Philadelphia, and a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants. Mr. Dixon graduated with honors receiving a Master’s Degree in Business Administration from the Wharton Graduate School of the University of Pennsylvania and graduated cum laude with a Bachelor’s Degree in Accounting and Economics from Bucknell University

      Kenneth D. Bauer, Ph.D., 52, has been Vice President and Chief Science Officer since August 1997. From 1992 to 1997, Dr. Bauer was Senior Scientist in the Immunology Division and head of Cytometry for Genentech, Inc. a publicly traded biotechnology company. Prior to Genentech, Dr. Bauer held academic positions at Northwestern University (Associate Professor of Pathology) and the University of Rochester, in New York (Assistant Professor of Oncology). Dr. Bauer has authored over 90 peer-reviewed scientific publications, edited two books, and was Associate Editor of Cytometry (Journal of the Society of Analytical Cytology) for ten years. Dr. Bauer has been a member of the scientific advisory boards for several public companies and served on scientific review sections for the National Institutes of Health, Department of Energy, and National Aeronautics and Space Administration. He is currently a Clinical Professor of Pathology at the Keck School of Medicine, University of Southern California, an Adjunct Professor of Pathology and Laboratory Medicine at the University of Pennsylvania School of Medicine and a subcommittee member of the National Committee for Clinical Laboratory Standards. Dr. Bauer received a Bachelor of Arts degree in Zoology from the University of California at Los Angeles and a Doctorate of Philosophy in Anatomy and Radiology from the University of Utah.

     Heather Creran, 36, has been Executive Vice President and Chief Operating Officer Oncology Services since January 2004. Prior to joining ChromaVision, she worked for IMPATH Inc. for 14 years. IMPATH specialized in cancer pathology using sophisticated technologies to provide patient-specific cancer diagnostic and prognostic information. Having joined IMPATH at its inception, she served in various positions and for the last five years held the position of Vice President of Operations with responsibility for the operations at IMPATH’s three laboratory locations in New York, Los Angeles and Phoenix. Ms. Creran holds a Bachelor’s Degree in Economics and Political Science from Duke University.

     Jose de la Torre-Bueno, Ph.D., 54, has been Chief Technology Officer since April 2001 and has been Vice President since February 1999. Dr. Torre-Bueno was also Senior Applications Engineer for the Company from July 1998 to February 1999. Prior to joining ChromaVision, Dr. Torre-Bueno was engaged as a consultant to Tower Technologies in Encinitas, California. In 1982, he

founded American Innovision; an image analysis company that configured complete application systems and designed and built software and hardware. He served as President and Vice President of Research and Development for American Innovision, a company in which he had a substantial ownership interest, until its sale to Oncor Instrument Systems in 1992. He remained with Oncor for three years after the sale as Senior Scientist and Research and Development Manager. Dr. Torre-Bueno has been an inventor on 4 issued patents and 8 pending patents all assigned to ChromaVision. Dr. Torre-Bueno is currently an Adjunct Professor in the Department of Mathematical Sciences at San Diego State University and a Clinical Professor of Pathology at the Keck School of Medicine, University of Southern California. Dr. Torre-Bueno earned a Bachelor of Science degree in Biology and Psychology from the State University of New York at Stony Brook and a Doctorate of Philosophy in Physiology, Behavior and Genetics from Rockefeller University.

     Karen K. Garza, 46, is Vice President of Marketing and Strategic Initiatives, having joined ChromaVision as Vice President of National Accounts and Strategic Initiatives in May 2003. Garza has more than 20 years experience in healthcare sales and marketing, most recently with Valley Forge, PA-based AmerisourceBergen (formerly Anaheim, CA-based Bergen Brunswig Drug Company). In her two years at AmerisourceBergen, she held the titles of Vice President, Corporate Sales and Vice President, Strategic Accounts. In these roles, she was responsible for managing relationships with acute-care based national organizations, representing more than $4 billion in revenues. Prior to AmerisourceBergen, Garza held senior marketing positions at Louisville, CO-based RxMarketplace, Inc., where she was Vice President, Sales and Marketing for the internet-based pharmacy solutions company. Prior to that, Garza was with San Francisco-based McKessonHBOC, Inc., where she served for five years as both Vice President, West, Corporate Solutions Group and Corporate Vice President, Integrated Healthcare Systems. Garza also spent nine years in increasingly responsible marketing management roles at Deerfield, IL-based Baxter Healthcare Corporation, culminating in the position of Director, Corporate Sales and Marketing where she was responsible for marketing resources and services to the executive suite of major healthcare institutions. Garza graduated with a Bachelor of Science, Medical Technology degree, from the College of Pharmacy & Allied Health Professions at Wayne State University, Detroit, MI.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

     Our common stock trades on the NASDAQ Small Cap Market under the symbol “CVSN”. The table below sets forth the high and low sales prices of the common stock:

	High	Low
January 1, 2002 - March 31, 2002	5.50	4.25
April 1, 2002 - June 30, 2002	5.15	1.17
July 1, 2002 - September 30, 2002	1.99	1.00
October 1, 2002 - December 31, 2002	1.84	1.01
January 1, 2003 - March 31, 2003	1.71	.90
April 1, 2003 - June 30, 2003	1.75	.70
July 1, 2003 - September 30, 2003	1.95	.86
October 1, 2003 - December 31, 2003	4.40	.88

     As of March 3, 2004 we had outstanding 40,884,834 shares of common stock held by approximately 10,000 stockholders including beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

     We have not paid cash dividends and do not anticipate paying cash dividends in the foreseeable future. The declaration and payment of dividends is prohibited in accordance with covenants related to our $3 million revolving credit agreement acquired in February 2003 and renewed in January 2004. The restriction on dividends will remain during the term of the revolving credit agreement. We expect to utilize any future earnings to finance our operations. The actual amount of any dividends that may be paid in the future will be subject to the discretion of the Board of Directors of the Company and will depend on our operations, financial and business requirements and other factors.

     See Note 6 and Note 12 of the Notes to the Consolidated Financial Statements for information concerning the sale of Common Stock and warrant to Safeguard., Those securities transactions were entered into in reliance upon the exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”) afforded by Section 4(2) of that Act and Rule 506 adopted by the Securities and Exchange Commission under the Securities Act.

     Effective August 15, 2003, a Nasdaq Qualifications Panel terminated our Nasdaq National Market Listing and transferred our securities to the Nasdaq SmallCap Market.

     With our securities listed on the Nasdaq SmallCap Market, we face a variety of legal and other consequences that may negatively affect our business including, without limitation, the following:

•the state securities law exemptions available to us are more limited, and, as a result, future issuances of our securities may require time-consuming and costly registration statements and qualifications;

•the coverage of ChromaVision by securities analysts may decrease or cease entirely; and

•we may lose current or potential investors.

     In addition, we are required to satisfy various listing maintenance standards for our common stock to be quoted on the Nasdaq SmallCap Market. If we fail to meet such standards, our common stock would likely be delisted from the Nasdaq SmallCap Market and trade on the over-the-counter bulletin board, commonly referred to as the “pink sheets.” This alternative is generally considered to be a less efficient market and would seriously impair the liquidity of our common stock and limit our potential to raise future capital through the sale of our common stock, which could materially harm our business.

Following our delisting from the Nasdaq National Market the Company issued stock options and shares of restricted stock to certain employees in California without first qualifying such securities under California state securities laws, and such issuance may have been in violation of state securities laws. As a result, the Company may have potential liability under California state securities laws to the individuals to whom the options and shares of restricted stock were granted. The Company may elect to conduct a rescission offer to such individuals to give them the election to rescind their option or restricted stock grant. Management is currently analyzing this matter and cannot, at this time, ascertain the extent of our potential liability, if any, although we do not believe that it would be material to the Company’s financial statements.

Item 6. Selected Financial Data

     The following table presents selected financial data for the last five years of the operation of our business. The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

	Years Ended December 31,
	1999	2000	2001	2002	2003
Consolidated Statement of Operations Data:
Revenue	$269	$1,196	$4,886	$9,256	$11,928
Selling, general and administrative expenses	6,186	9,454	10,951	11,119	11,384
Research and development expenses	5,343	6,115	5,939	4,782	4,754
Net loss(1)	(11,561)	(14,752)	(13,641)	(9,460)	(7,866)
Accretion of and dividends on redeemable, convertible preferred stock(2)	—	—	(1,006)	(4,368)	—
Net loss attributable to common stock	$(11,561)	$(14,752)	$(14,647)	$(13,828)	$(7,866)
Basic and diluted net loss per common share(1)	$(0.64)	$(0.75)	$(0.73)	$(0.54)	$(0.21)

	As of December 31,
	1999	2000	2001	2002	2003
Consolidated Balance Sheet Data:
Cash and cash equivalents	$11,803	$9,798	$7,401	$2,810	$1,699
Total assets	22,435	14,902	15,065	10,853	11,051
Total liabilities(3)	1,315	1,690	12,508	2,693	5,032
Accumulated deficit	(34,789)	(49,542)	(64,189)	(78,017)	(85,883)
Total stockholders’ equity	21,120	13,211	2,557	8,160	6,019

(1)	See Note 2 of the Notes to the Consolidated Financial Statements for information concerning the calculation of net loss per common share.

(2)	See Note 6 of the Notes to the Consolidated Financial Statements for information concerning the redeemable, convertible preferred stock.

(3)	2001 includes approximately $8.6 million of convertible, redeemable preferred stock. See Note 6 of the Notes to the Consolidated Financials Statements for information concerning the conversion and retirement of all of the outstanding shares of the Series D Preferred Stock in 2002.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

     Our mission is to improve the quality and reduce the cost of patient care, and to speed drug discovery. We develop, manufacture and market a versatile automated digital microscope system with the ability to detect, count and classify cells based on color, size and shape to assist pathologists in making critical medical decisions that can affect patient treatment.

     The ACIS® (Automated Cellular Imaging System) combines an automated microscope with computer-based color imaging technology originally developed for the U.S. government’s “Star Wars” program. The FDA-cleared ACIS device is currently being used by pathologists and researchers to analyze specimens placed on slides and stained with color-producing, commercially available reagents. The system’s ability to overcome the limitations of the human eye (even when aided by a microscope) dramatically improves the observer’s ability to analyze cells and tissue. Over 100 peer-reviewed clinical data and publications have demonstrated that the ACIS digital microscope and proprietary software can considerably improve accuracy and consistency over other methods of laboratory testing. ChromaVision brings standardization, accuracy and reproducibility to anatomic pathology, an area of the laboratory focused on esoteric tests, which have traditionally been analyzed manually. In a multi-pathologist clinical study, observers improved their rates of correlation with an independent standard from a range of 42 to 92% scoring manually to 91 to 95% using ACIS. Even the most accurate pathologist scoring manually was able to achieve improved accuracy using ACIS.

     The Company’s main clinical customers are pathology practices, of which there are approximately 3,000 in the United States, hospitals, which the Company estimates to number approximately 5,000, and regional/national reference laboratories that perform a variety of clinical testing procedures including those using the ChromaVision ACIS device. Larger hospitals, those generally with 300 beds or more, are most likely to desire the ACIS because of the economies of scale that come from their larger test volumes. Smaller community hospitals, who often have small test volumes and lack laboratory facilities, are good candidates for the ACCESS remote viewing station. For these customers, the staining and imaging of their tissue samples have historically been performed by ChromaVision’s reference lab partners. Beginning in approximately April 2004, ChromaVision intends to begin providing these services directly through its own in-house laboratory services group in support of the growing ACCESS™ remote pathology program. The images will then be distributed back to the ACCESS™ customer for viewing and scoring locally with their ACCESS™ workstation. The keys to continued success in penetrating these markets are adequate reimbursement, medical efficacy as demonstrated by clinical studies and FDA clearances, and expansion of the menu of tests performed by ACIS to bring greater economies of scale to our accounts’ operations.

     The decision to provide in-house laboratory services was made to give the Company an opportunity to capture a significant service-related revenue stream and to optimize the level of service and accuracy provided to remote pathology customers. The initial objective of the Company’s service strategy is to support the expansion of the ACCESS program, a rapidly growing customer segment. The focus has been on developing an important technology platform to assist our customers in their diagnostic evaluation of cancer, and having achieved that goal we are exploring a number of ways to leverage that position, better serve customer needs and expand revenue opportunities in doing so. A logical extension of the ACCESS technical services, will be the introduction of other esoteric tests that support the oncology services marketplace. The Company will be evaluating the introduction of these other services, which may include flow cytometry, molecular medicine, analysis of tumors of unknown origin, and cytogenetics, for example, as the ACCESS laboratory services business comes online. The Company’s ability to provide these new oncology services will be strongly dependent on its financial resources and will take place in a phased approach as these financial resources become available.

     The Company has placed an increasing level of importance on the sale of the ACIS system to research accounts, which include biopharmaceutical companies, biotechnology companies, and academic medical centers. Management believes that there are more than 1,000 such organizations in the United States that are good candidates for the ACIS. This is a customer group that will be increasingly important for the Company in the coming years because of the large size of this market and the collaborative development opportunities that these customers provide for the development of new diagnostic tests using ACIS. Important criteria for these customers include the flexibility and ease of use of the system, the accuracy of the system as a measurement tool in the performance of clinical trials and research studies, and the inclusion of certain key features necessary to researchers such as fluorescence or tissue micro array capabilities.

     A very important driver of the Company’s success in the future will be its ability to develop new diagnostic tests on the ACIS, duplicating the success and market penetration that has been achieved within the breast cancer markets, where ChromaVision estimates that as many as 30% of all breast cancer cases are tested using ACIS. Working in collaboration with five of the eight top-tier pharmaceutical companies, the Company is developing diagnostic tests and related assays that will target new cancer therapies to those patients most likely to benefit from their use. We believe the increasing shift towards an aging U.S. population, a group in which cancer incidence is greater, the large pipeline of targeted cancer therapies in various stages of clinical study, and the increasingly high cost of these drugs will result in a large and ripe market for proven diagnostic tests. ChromaVision’s future success will rest in large part on its ability to develop and introduce these tests using its proprietary imaging technology and to expand its installed base of clinical system placements in the marketplace.

     An important component of the Company’s strategy is to continue to build and, when necessary, defend its intellectual property position. Currently, ChromaVision has 29 issued or allowed patents that were approved over known prior art. Seven key U.S. patents cover the major features necessary to develop a competitive image analysis system and cover important system features such as autoloading, whole tissue imaging, multiple magnifications, and thresholds in hue, intensity and saturation. Asserting ChromaVision’s intellectual property rights could be critical to supporting the Company’s strategy and in advancing its leadership position. In February 2004, ChromaVision filed suit against Applied Imaging Corporation (Nasdaq: AICX). The lawsuit, filed in the United States District Court for the Southern District of California, asserts Applied Imaging’s ARIOL SL-50 system infringes upon three ChromaVision patents. ChromaVision has asked the court for damages and an injunction barring Applied Imaging from making, using, importing, selling, or offering for sale any device that infringes ChromaVision patented technology. In its complaint, ChromaVision has asserted the Applied Imaging’s product infringes upon three ChromaVision patents relating to image analysis and automated microscopy. Those three patents are: United States Patent No. B1 6,215,892, entitled “Method and Apparatus for Automated Image Analysis of Biological Specimens;” United States Patent No. B1 6,404,916, entitled “Method and Apparatus for Applying Color Thresholds in Light Microscopy;” and United States Patent No. B1 6,418,236, entitled “Histological Reconstruction and Automated Image Analysis.”

     Further distinguishing ChromaVision’s thought leadership in automated immunohistochemistry are the five FDA 510k clearances that the Company has generated over the past several years. These clearances help to validate the efficacy of the Company’s technology and to broaden the acceptance of ChromaVision image analysis. It will be important for the Company to add to its FDA clearance portfolio for those new diagnostic tests developed in the Company’s biopharma development efforts.

     The Company operates out of its San Juan Capistrano, California corporate office where all manufacturing of the ACIS device takes place. ChromaVision maintains a sales and service organization distributed around the country and serves the European markets through a small staff that coordinates a broad distributor network in most of the European countries. Safeguard Scientifics, Inc., a Pennsylvania corporation whose shares are listed on the New York Stock Exchange, owns beneficially approximately 62.5% of the outstanding shares of our Common Stock. We refer to Safeguard Scientifics, Inc. and its wholly owned subsidiaries as “Safeguard”. As a result of this stock ownership, Safeguard has the ability to elect all of our directors, and it also has significant contractual rights to control our business. See Note 6 of Notes to Condensed Consolidated Financial Statements.

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

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

     Fee-per-use. Revenue for the year ended December 31, 2003 increased approximately $2.1 million or 24% over the comparable period in 2002 due primarily to an increase in the aggregate number of ACIS placements but partially offset by a decrease in average monthly revenue for ACIS placements and remote viewing stations. The number of systems in the field generating fee-per-use charges increased from 217 to 261. The average monthly revenue for ACIS placements and remote viewing stations was approximately $4,420 and $2,250, respectively, as compared to $5,350 and $2,475 for the comparable period in 2002. Our business plan focuses on placing the ACIS under a lease arrangement in which the customer is charged based on the number of tests performed, subject to a minimum monthly payment. As discussed below under “Liquidity and Capital Resources” we intend to introduce in 2004 a “modified” sales transaction which combines the aspects of a system sale with a fee-per-use license fee. The decline in the average monthly revenue is primarily due to pricing concessions offered to our customers in response to lower reimbursement levels (See discussion following under “Uncertainties to Future Operations”) and a decline in the monthly minimum revenue amount for certain customers. Also impacting fee-per-use revenue is an increase in the reserve for sales allowances. The charge taken against revenue in 2003 for sales allowances increased by $554,000 over the comparable period in 2002 due, in part, to the recent reduction in the amount of reimbursement paid by Medicare to our customers. We anticipate that the average monthly system revenue will continue to be negatively impacted due to the new Medicare reimbursement rates by an amount that will depend on the geographic area of the customer (different areas have different levels of reimbursement), the test volume of the account, and the nature in which our customers submit claims for reimbursement. In addition, see previous discussions under “Overview” and “Collaborations” regarding the termination in February 2004 of our relationship with our largest customer. This action could have a negative impact on our fee-per-use revenues.

     System sales. Revenue for the year ended December 31, 2003 increased approximately $572,000 or 133% over the comparable period in 2002 due primarily to an increase in the number of units sold. Six systems were sold during 2003 as compared to four for the comparable period in 2002. System sales contributed 8% of total revenue for 2003 as compared to 5% for the comparable period in 2002. Revenue from system sales can fluctuate significantly principally due to the infrequent and limited number of system sales. The Company intends to place a greater emphasis on selling ACIS systems to research accounts and anticipates that system sale revenue will become a larger component of total revenue in the future. These efforts will be facilitated by an increase in sales staff for these purposes and greater development of ACIS system features most attractive to this customer segment.

     Cost of revenue. Cost of revenue for the year ended December 31, 2003 increased approximately $706,000 or 24% over the comparable period in 2002 due primarily to the increase in system placements. In 2003 we reclassified customer service costs to costs of sale rather than development cost, as in prior periods. This change was made in order to better match these costs with related sales activity. The effect of this reclassification is approximately $1,168,000 and $1,078,000, for the year ended December 31, 2003 and 2002, respectively. Cost of revenue primarily consists of cost for manufacturing the ACIS, which includes the cost for direct material, labor costs and manufacturing overhead. For fee-per-use revenue the cost of the ACIS is depreciated over a three-year time period and for a system sale the entire cost of the ACIS system is recognized at the time of sale. The gross margin, as a percentage of total revenue for the year ended December 31, 2003 was 70% as compared to 69% for the comparable period in 2002. The gross margin increase is primarily due to the decline in the material costs of our ACIS system. Management believes that there are opportunities for further system hardware cost reduction and is investigating several potential opportunities to lower the cost of the key components to the system, such as cameras, autoloaders, bar code readers, monitors, and computer CPU.

     Selling, general and administrative expenses. Expenses for the year ended December 31, 2003 increased approximately $265,000 or 2% over the comparable period in 2002. The increase for the twelve month period includes increased severance and recruiting costs of $455,000 and increased tradeshow and advertising expenditures of $140,000. The increase related to these charges was offset by decreases related to depreciation and travel for $170,000 and $160,000, respectively.

     Research and development expenses. Expenses for the year ended December 31, 2003 decreased by approximately $28,000 or 1%, over the comparable period in 2002. The decrease for the twelve-month period is due to the recent reduction in personnel costs as a result of the third quarter 2003 workforce reduction. Management believes that sufficient resources exist currently to support the development of new features for the clinical and research markets. These new development activities, which are intended to produce features that could expand the volume of clinical tests supported by ACIS and increase the attractiveness of the ACIS as a tool for researchers, are important to increasing clinical system test volume, expanding the count of clinical system placements, and increasing research system sales.

     Other income(expense). Other expense for the year ended December 31, 2003 consisted of approximately $88,000 of interest expense resulting primarily from borrowings under our $3 million equipment financing agreement. The borrowings under the equipment financing agreement began in September 2003. No such borrowings existed for the comparable period in 2002. Offsetting the interest expense was approximately $30,000 of interest income as compared to $77,000 for the comparable period in 2002. The higher interest income during 2002 is primarily a result of a higher cash balance resulting from our August 2002 sale of common stock.

     Preferred stock accretion and dividends. Our net loss attributable to Common Stock for 2002 included a charge of $4.4 million, which included a $2.7 million charge for a write-off of the unamortized discount on the outstanding shares of our Series D Preferred Stock. No such charge was incurred for the comparable periods in 2003 due to the conversion of all of the outstanding shares of Series D Preferred Stock into Common Stock in August 2002, which eliminated charges for accretion of, and dividends on, the Series D Preferred Stock in subsequent periods. See Note 6 of the Notes to the Consolidated Financial Statements.

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

     Fee-per-use. Revenue increased approximately $5.2 million or 142% over the comparable period in 2001 due primarily to an increase in ACIS placements resulting from an increased acceptance in the marketplace. The number of accounts in the field generating fee-per-use charges increased from 106 to 217. The average monthly revenue for ACIS placements and remote viewing stations was approximately $5,350 and $2,475, respectively, as compared to $5,500 and $2,200 for the comparable period in 2001. Our business plan for 2002 focused on placing the ACIS under a lease arrangement in which the customer is charged based on the number of tests performed, subject to a minimum monthly payment.

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

     Cost of revenue. Cost of revenue primarily consists of cost for manufacturing the ACIS, which includes the cost for direct material, labor costs and manufacturing overhead. For fee-per-use revenue the cost of the ACIS is depreciated over a three-year time period and for a system sale the entire cost of the ACIS system is recognized at the time of sale. Cost of revenue for 2002 was approximately $2.9 million as compared to $2 million for the corresponding period in 2001. The increase in cost of revenues was due primarily to the increase in system placements. The gross margin, as a percentage of total revenue for 2002 was 69% as compared to 60% for the comparable period in 2001. The gross margin increase is primarily due to the decline in the material costs of our ACIS system.

     Selling, general and administrative expenses. Expenses increased approximately $168,000 or 2% over the comparable period in 2001. The increase is primarily due to the accrual of senior management severance costs, an increase in costs related to our expanded sales force and an increase in sales commission related to our revenue growth. These increases were offset by a reduction in executive recruiting and relocation costs incurred during 2001.

     Research and development expenses. Expenses decreased approximately $1.2 million or 20% over the comparable period in 2001. The decline is primarily due to a reduction in personnel and clinical trial costs as we sought to achieve an appropriate level of personnel to support the development of new system capabilities and the continuation of technological advances to the ACIS.

     Other income. Other income for the year ended December 31, 2002 decreased approximately $237,000 or 76% below the comparable period in 2001 due to a decrease in interest earned on our lower cash balance for 2002.

     Preferred stock accretion and dividends. Our net loss attributable to Common Stock for 2002 included a charge of $4.4 million, which consisted of a $2.7 million charge for a write-off of the unamortized discount on the outstanding shares of our Series D Preferred Stock, which were converted into Common Stock on August 28, 2002, and a $1.7 million charge for the accretion of dividends on the Series D Preferred Stock. See Note 6 of the Notes to the Consolidated Financial Statements. The write-off and accretion are non-cash charges, and the conversion of all of the outstanding shares of Series D Preferred Stock eliminates charges for accretion of, and dividends on, the Series D Preferred Stock in subsequent periods.

Uncertainties as to Future Operations

     The year 2000 was our first full year of commercial activity during which we focused primarily on marketing and sales of the ACIS system as our menu of capabilities performed with the ACIS expanded and gained commercial acceptance. Although we have experienced consistent and ongoing revenue growth, we still face significant uncertainties, including those discussed below under “Liquidity and Capital Resources,” which include our ability to achieve market acceptance of the ACIS and to ensure satisfactory reimbursement by Medicare and other third party insurance carriers under new billing codes which have been established for image analysis-based testing effective as of January 1, 2004.

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

     Effective April 1, 2003, the CMS instituted a National Correct Coding Initiative (NCCI) edit. The NCCI edit significantly reduced from April 1, 2003 to December 31, 2003 the amount of reimbursement previously paid by Medicare for services involving automated image analysis by limiting the codes that would be accepted for reimbursement for ACIS-based services. The CMS edit applied directly only to Medicare patients. We estimate that 25 to 35 percent of ACIS-based services are performed for Medicare beneficiaries. We believe that, before the edit, the majority of our customers were being reimbursed approximately $200 per test. Under the NCCI interim edit (effective until December 31, 2003) customers were reimbursed about $85 per test for Medicare patients. During this time, the edit was adopted to a limited degree by other payers.

     A new CPT code for image analysis went into effect on January 1, 2004. Under the new code, the total Medicare reimbursement for ACIS-based procedures performed in physician offices or independent laboratories will be approximately $140 per test, reflecting a technical component of approximately $85 and a professional component of approximately $55. The technical component involves preparation of the patient sample and running the test on the ACIS, while the professional component involves the physician’s reading and evaluation of the test results. The actual amount will also vary based upon a geographic factor index for each state and may be higher or lower than the amounts indicated above in particular cases based on one’s geographic location.

     The adoption of a new CPT code appropriate for image analysis reflects the expanding role of image analysis in pathology and the need for appropriate reimbursement to enable use of this technology by healthcare providers to benefit patients. Potentially, the new CPT code could help to streamline reimbursement for ACIS users by allowing them to code more specifically for image analysis-based services in claims billed to third party payers. The 2004 valuations of the new code are considered interim valuations and are open for comment to influence further adjustments in 2005. ChromaVision will continue working with relevant medical societies and other appropriate constituents to obtain appropriate reimbursement amounts by all payers for providers of image analysis- based services. The goal is to have the amount paid by Medicare and other payers for image analysis-based services accurately reflect the technology costs, the benefit that image analysis brings to patients, and its positive impact on healthcare economics.

     The reduction of reimbursement resulting from the NCCI edit and the 2004 interim valuations for ACIS-based procedures will not only reduce revenue for current ACIS customers, but also may result in system returns or cancellations by current customers and may also negatively impact future placements of ACIS. ChromaVision is in the process of determining the ultimate impact of this code on our customers and our business. In addition, because of the increase in the technical component to reimbursement, ChromaVision will be required to enter into new contracts with the hospitals that often prepare the slides for analysis. Hospitals typically have longer buying cycles and a more extensive contract evaluation process then the pathology practitioner which may delay the implementation of these contracts. At the same time, ChromaVision’s current pathologist customers, for whom professional service reimbursement has been reduced, will require more significant rate reductions. The creation of these “split billing” agreements, where ChromaVision will seek fees from both a hospital and pathology practice, have the potential to be difficult to implement and could cause delays in coming to rate agreement.

     Due to the change in reimbursement effective January 1, 2004, the Company’s sales representatives have focused a majority of their efforts, during the fourth quarter of 2003, on renegotiating many of the Company’s fee-per-use contracts. As a result, we anticipate a reduction in system placements and fee-per-use revenue in the near term. Approximately two-thirds of our contracts have been renegotiated as of January 1, 2004 representing the majority of those that the Company believes will require amendment. New sales efforts will now be substantially focused on system placement expansion and continued defense of our existing base of installations.

     We face risks that our ACIS and remote viewing systems may become obsolete or their market value may decline below their manufacturing cost. These risks have increased due to the recent slowdown in system placements and increase in system returns. Some of these risks are mitigated by the depreciation of these systems as they become engaged in service and our ability to upgrade these systems, at a relatively low cost, to meet new application demands.

     We also face uncertainties with respect to our ability to complete development of additional tests for the ACIS. In order to mitigate the risk that any one test will not be successfully developed, we maintain a pipeline of tests in a prioritized queue so that if any one test is not successfully developed, or market feedback suggests that a test should be given a lower priority, we can align development efforts according to priority. In addition, the ACIS system is dependent upon the laboratory producing a quality stained slide for image analysis. Reagent and or stain quality issues by stain manufacturers may impact the rate at which the ACIS technology is adopted or new applications are added to existing placements. Other uncertainties affecting our business include our ability to implement our new business initiatives, including transitioning from our primary imaging provider to providing these same laboratory services in-house,, to collaborate successfully with other companies, universities and research centers to develop, initiate and complete clinical trials of new applications for the ACIS and obtain governmental approvals for the applications. Lack of success in any of these efforts could have a material adverse effect on the future results of our operation and our ability to generate sufficient cash flow to fund operations.

Liquidity and Capital Resources

     At December 31, 2003 we had approximately $1.7 million of cash and cash equivalents and $3 million available under our revolving line of credit. Cash used in operating activities was $6 million in 2003 due primarily to our net loss of $7.9 million. Cash used in investing activities of $3.3 million consisted of capital expenditures related primarily to the manufacture of the ACIS systems placed with customers in 2003. The rate of capital expenditures, as it relates to ACIS and ACCESS equipment purchases for 2004, is expected to be relatively lower than prior years, particularly in the first half of the year, due to the slow pace of signed contracts for new system placements at the end of 2003. Slow contract signings in the second half of 2003 were due primarily to the reduction in Medicare reimbursement amounts for ACIS testing as discussed previously. Contract signings and related placements of new systems and sales of systems to the research markets are expected to increase in the second half of 2004. In addition, because of a management decision in the third quarter to terminate agreements with low performing accounts and a limited number of customer cancellations, we have an increase in the supply of returned equipment that is available for placement with new accounts in the future.

     Our business plan anticipates placing these instruments with users and charging a “fee-per-use” for each time the instrument is used to perform a test or to alternatively to sell these systems to research customers. The manufacture of these instruments will require a significant outlay of cash, subject to the near term supply of returned equipment noted above, for which revenues will be recognized over the lease term. We intend to fund these expenditures with our current cash resources and with the remaining amount available under the $3.0 million revolving line of credit. Because these resources may not be adequate to support the entirety of our business expansion needs, we intend to increase our mix of system sales to per use contracts to generate more cash. The majority of these sales will be to research accounts. However, we also intend a “modified” sale transaction with clinical customers that will include a combination of up front purchase cost and long term per use license fees for future test volumes. This latter approach is one that best fits our smaller ACIS accounts, those with lower test volumes, and that improves the overall economics for these customers.

     Cash provided from financing activities in 2003 of $8.3 million was primarily due to the completion of the sale of $5 million of our Common Stock to Safeguard in February 2003 and to $3 million of debt financing. In the stock transaction we issued 4,646,408 shares of our Common Stock for $1.0761 per share in a private placement to Safeguard exempt from the registration requirements under the Securities Act.

     In February 2003 we entered into a $3 million revolving credit agreement with the Technology and Life Sciences Division of Comerica Bank-California (NYSE: CMA). This one-year agreement has been renewed for a second year to February 2005. The borrowings under the line of credit will be used for working capital purposes and will bear interest at Comerica’s prime rate plus one-half percent. The agreement also includes a one-time facility fee of $15,000, a fee of .25% on the unused balance of the line of credit, various restrictive covenants and requirements to maintain certain financial ratios. Borrowings under the line of credit are guaranteed by Safeguard in exchange for a one-time fee of $15,000 and an amount equal to 4.5% per annum of the daily-weighted average principal balance outstanding under the line of credit. The Company failed to satisfy certain financial covenants under the loan agreement as of the end of August 2003, and in October 2003 the lender waived these failures to satisfy the covenants and agreed to modify the covenants. The bank modified the convenants on January 22, 2004. The Company was in compliance with the revised covenants at December 31, 2003. The renewed agreement that begins in February 2004 now has only one financial covenant related to tangible net worth, which must be greater than $1 through June 30, 2004 and greater than $(2,000,000) thereafter. Management believes that it will remain in compliance for the next twelve months with this convenant.

     In August 2003 we entered into a $3 million equipment financing agreement with GE Capital. The loan principal amortizes ratably over a 33-month term. The borrowings under the equipment financing agreement are being used for working capital purposes and bear interest at 600 basis points over the three year treasury constant maturities rates (2.16% at 9/19/03 or time of borrowing). The agreement also provides for an incremental $2 million of financing availability upon reaching certain system placement objectives, various restrictive covenants, maintenance of certain financial ratios and a collateral monitoring fee of $5,000 per year. In September 2003, the entire $3 million available under the financing agreement was borrowed with an interest rate of 8.16%. As of December 31, 2003, $2.8 million of debt remains outstanding with approximately $1 million of the debt classified as current and $1.8 million as long-term.

     Borrowings under the equipment financing agreement are secured by substantially all of the Company’s assets. The equipment financing agreement incorporates some of the restrictive covenants and certain other requirements of the Comerica revolving credit agreement, including any subsequent amendments granted by Comerica with respect to the incorporated covenants. The agreement also includes a provision whereby a material adverse change to the Company’s financial condition could be considered an event of default. The Company believes, however, that based on current operations, committed borrowings and the $5 million received from a private placement with Safeguard in February 2004, it will remain in compliance with its debt covenants over the next twelve months and that it is not probable that GE will exercise the material adverse change clause as an event of default.

     The GE agreement prohibits additional equipment financing until system placements reach certain thresholds. This restriction will limit the Company’s access to capital and may limit our ability to expand. Our losses from operations are expected to continue during the near term.

     In February 2004 the Company issued 2,295,230 shares of Common Stock for an aggregate cash purchase price of $5 million ($2.1784 per share) and warrants to purchase an additional 229,523 shares of Common Stock at $2.95 per share in a private placement to Safeguard exempt from the registration requirements of the Securities Act. As a result of the transaction, Safeguard’s percentage of beneficial ownership increased from 60% to 62.5%.

     We believe that our existing cash resources, the remaining balance of the $3 million revolving line of credit and the proceeds from the $5 million private placement in February 2004 from Safeguard will be sufficient to satisfy our cash needs during the next twelve months and to enable the Company to stay in compliance with its debt agreements. However, we may need to seek additional debt or equity financing to fund our current development activities, clinical studies and/or regulatory activities. Expansion of our new business initiatives will likely require additional debt or equity financing. We may in the near future raise additional financing in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), to, among other things, fund the implementation and expansion of our new business initiatives. Any equity or debt securities issued in connection with such a private placement would be offered solely to a limited number of accredited investors pursuant to an exemption from the registration requirements of the Securities Act, would not be registered under the Securities Act and could not be offered or sold except pursuant to a registration statement under the Securities Act or an exemption from the registration requirements of the Securities Act. No such offer or sale is made hereby. There can be no assurance that the Company will be able to obtain additional debt or equity financing when needed or on terms that are favorable to the Company and its stockholders. In addition, if additional funds are raised through an equity or convertible debt financing, our stockholders may experience significant dilution.

     We currently lease our corporate headquarters and manufacturing facility under an operating lease arrangement. The lease expired in February 2004 and we exercised our option to extend the lease one-year. Our purchase obligations represent commitments primarily for the purchase of materials for the manufacture of our ACIS.

     The following table summarizes our contractual obligations and commercial commitments at December 31, 2003:

	Payment due by period
	(in thousands)
					2009 and
Contractual Obligations	Total	2004	2005 - 2006	2007 - 2009	beyond
Long-Term Debt Obligations	$2,836	$1,028	$1,808	—	—
Operating Lease Obligations	236	202	34	—	—
Purchase Obligations	433	433	—	—	—
Total	$3,505	$1,663	$1,842	—	—

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

     At December 31, 2003, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

New Accounting Standards Not Yet Adopted

     Several new accounting standards have been issued that were adopted by the Company in 2003. None of these standards had a material impact on the Company’s financial position, results of operations, or liquidity. See Note 2 of Notes to the Consolidated Financial Statements.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk.

     Historically, we have invested excess cash in short-term debt securities that are intended to be held to maturity. These short-term investments typically have various maturity dates which do not exceed one year. We had no short-term investments as of December 31, 2003.

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

     We have audited the accompanying consolidated balance sheets of ChromaVision Medical Systems, Inc. and subsidiaries as of December 31, 2002 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ChromaVision Medical Systems, Inc., and subsidiaries as of December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP
Costa Mesa, California
January 23, 2004, except as to Note 12, which is as of February 10, 2004

CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

ASSETS

	December 31,
	2002	2003
Current assets:
Cash and cash equivalents	$2,810	$1,699
Accounts receivable, less allowance for doubtful accounts of $218 in 2002 and $251 in 2003	2,355	2,496
Other receivable	—	451
Other	162	287

Total current assets	5,327	4,933
Property and equipment, net	4,761	5,086
Patents, net of accumulated amortization of $45 in 2002 and $99 in 2003	504	830
Other	261	202

Total assets	$10,853	$11,051

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$751	$394
Accrued severance	526	254
Accrued payroll	863	684
Accrued liabilities	553	864
Current maturities of long-term debt	—	1,028

Total current liabilities	2,693	3,224

Long-term debt	—	1,808
Commitments and contingencies:
Stockholders’ equity:
Series C convertible preferred stock, $.01 par value, authorized 200,000 shares, none issued and outstanding	—	—
Common stock $.01 par value, authorized 50,000,000 shares, issued and outstanding 32,846,085 in 2002 and 38,582,604 in 2003	328	386
Additional paid-in capital	85,915	92,445
Accumulated deficit	(78,017)	(85,883)
Deferred compensation	—	(856)
Accumulated other comprehensive loss	(66)	(73)

Total stockholders’ equity	8,160	6,019

Total liabilities and stockholders’ equity	$10,853	$11,051

See accompanying notes to consolidated financial statements.

CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2001	2002	2003
Revenue:
Fee-per-use	$3,643	$8,827	$10,927
System sales	1,243	429	1,001

Total revenue	4,886	9,256	11,928
Cost of revenue	1,950	2,891	3,597

Gross profit	2,936	6,365	8,331

Operating expenses:
Selling, general and administrative	10,951	11,119	11,384
Research and development	5,939	4,782	4,754

Total operating expenses	16,890	15,901	16,138

Loss from operations	(13,954)	(9,536)	(7,807)
Other income(expense)	314	77	(58)

Loss before income taxes	(13,640)	(9,459)	(7,865)
Income taxes	1	1	1

Net loss	$(13,641)	$(9,460)	$(7,866)
Accretion of and dividends on redeemable, convertible preferred stock	(1,006)	(4,368)	—

Net loss attributable to common stock	$(14,647)	$(13,828)	$(7,866)

Basic and diluted net loss per common share	$(0.73)	$(0.54)	$(0.21)

Weighted average number of common shares outstanding	20,150,279	25,625,538	37,095,175

See accompanying notes to consolidated financial statements.

CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Deferred		Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Compensation	Total	Loss
Balances at December 31, 2000	20,092	$201	$62,649	$(49,542)	$(97)	$—	$13,211
Exercise of stock options	21	—	118	—	—	—	118
Purchase of stock under ESPP	18	—	47	—	—	—	47
Redeemable preferred stock beneficial conversion	—	—	1,148	—	—	—	1,148
Common stock warrants	—	—	2,295	—	—	—	2,295
Accretion of redeemable preferred stock	—	—	—	(707)	—	—	(707)
Preferred stock dividend	—	—	—	(299)	—	—	(299)
Sale of common stock, net of offering costs	57	1	375	—	—	—	376
Comprehensive Loss:
Net loss	—	—	—	(13,641)	—	—	(13,641)	(13,641)
Foreign currency translation adjustment	—	—	—	—	9	—	9	9
Comprehensive loss	—	—	—	—	—	—	—	$(13,632)

Balances at December 31, 2001	20,188	202	66,632	(64,189)	(88)	—	2,557
Exercise of stock options	14	—	50	—	—	—	50
Purchase of stock under ESPP	38	—	64	—	—	—	64
Redeemable preferred stock conversion	7,962	80	12,539	—	—	—	12,619
Accretion of redeemable preferred stock	—	—	—	(4,061)	—	—	(4,061)
Preferred stock dividend	228	2	588	(307)	—	—	283
Sale of common stock, net of offering costs	4,416	44	6,042	—	—	—	6,086
Comprehensive Loss:
Net loss	—	—	—	(9,460)	—	—	(9,460)	(9,460)
Foreign currency translation adjustment	—	—	—	—	22	—	22	22

Comprehensive loss	—	—	—	—	—	—	—	$(9,438)

Balances at December 31, 2002	32,846	328	85,915	(78,017)	(66)	—	8,160
Exercise of stock options	205	2	449	—	—	—	451
Sale of common stock, net of offering costs	4,646	47	4,922	—	—	—	4,969
Issuance of options to consultants			75				75
Issuance of restricted stock	885	9	1,084	—	—	(1,021)	72
Restricted stock amortization	—	—	—	—	—	165	165
Comprehensive Loss:
Net loss	—	—	—	(7,866)	—	—	(7,866)	(7,866)
Foreign currency translation adjustment	—	—	—	—	(7)	—	(7)	(7)

Comprehensive loss	—	—	—	—	—	—	—	$(7,873)

Balances at December 31, 2003	38,582	$386	$92,445	$(85,883)	$(73)	$(856)	$6,019

See accompanying notes to consolidated financial statements

CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2001	2002	2003
Cash flows from operating activities:
Net loss	$(13,641)	$(9,460)	$(7,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,158	2,655	2,747
Non-cash compensation charges	—	66	240
Changes in operating assets and liabilities:
Accounts receivable, net	(1,479)	(617)	(141)
Other assets	(95)	(54)	(517)
Accounts payable	481	(82)	(357)
Accrued severance	(97)	429	(272)
Accrued payroll	131	104	(179)
Investment banking fee payable	—	(1,000)	—
Accrued liabilities	444	(595)	311

Net cash used in operating activities	(12,098)	(8,554)	(6,034)

Cash flows from investing activities:
Other	—	174	23
Additions to patents	(195)	(226)	(380)
Additions to property and equipment	(2,955)	(2,207)	(2,969)

Net cash (used in) provided by investing activities	(3,150)	(2,259)	(3,326)

Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of stock under employee stock purchase plan	165	114	451
Sale of convertible preferred stock	12,500	—	—
Issuance costs on sale of convertible preferred stock	(197)	—	—
Borrowings on long-term debt	—	—	3,000
Repayments on long-term debt	—	—	(164)
Issuance of common stock	400	7,000	5,000
Offering costs	(24)	(914)	(31)

Net cash provided by financing activities	12,844	6,200	8,256

Effect of exchange rate changes on cash and cash equivalents	7	22	(7)
Net decrease in cash and cash equivalents	(2,397)	(4,591)	(1,111)
Cash and cash equivalents beginning of year	9,798	7,401	2,810

Cash and cash equivalents end of year	$7,401	$2,810	$1,699

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$1	$1	$1
Non-cash investing and financing activities:
Proceeds received in 2003 from exercise of options	$—	$—	$451
Issuance of restricted common stock	$—	$—	$1,093
Issuance of warrants relating to the preferred stock financing	$2,295	$—	$—
Beneficial conversion feature relating to the preferred stock financing	$1,148	$—	$—
Conversion of convertible preferred stock	$—	$12,619	$—
Issuance of common stock in lieu of cash for preferred stock dividend payable	$—	$591	$—
Accretion of preferred stock dividend	$299	$307	$—
Investment banking fee paid in January 2002	$1,000	$—	$—
Accretion of preferred stock	$707	$4,060	$—

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

     The financial statements have been prepared on a going concern basis which assumes that the Company will have sufficient resources to pay its obligations as they become due for the foreseeable future. The validity of this assumption depends on the Company’s ability to obtain additional financing. The Company consummated a private placement of its common stock and warrants in February 2004, which is described in Note 12. The securities issued in the private placement were issued in reliance on an exemption from the registration requirements of the Securities Act and may not be offered or sold absent registration or an applicable exemption from the registration requirements of the Securities Act. Management believes that this financing will enable the Company to maintain operations beyond December 31, 2004.

(2) Summary of Significant Accounting Policies

(a)	Basis of Consolidation

     The consolidated financial statements include the results of operations, account balances and cash flows of ChromaVision and our wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain amounts have been reclassified to conform to the current period presentation.

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

     Cash and cash equivalents consist of amounts held as bank deposits and highly liquid debt instruments with a maturity of three months or less. No single investment exceeded 5% of the combined total of cash and cash equivalents at December 31, 2002 and 2003. We have not experienced any significant losses on cash equivalents and do not believe we are exposed to any significant credit risk on such cash equivalents.

(d)	Depreciation and Amortization

     Property and equipment are depreciated and amortized on the straight-line basis over the following estimated useful lives:

Office, Computer and Laboratory Equipment	3 to 5 years
Automated Cellular Imaging Systems (ACIS)	3 years
Furniture and Fixtures.	5 years
Leasehold Improvements.	Life of lease

     Expenditures for maintenance, repairs and minor improvements are charged to expense as incurred. Major improvements and additions are capitalized. ACIS instruments begin depreciation upon placement, at which time depreciation related to ACIS instruments placed for research and development or placed for commercial use are expensed in research and development or cost of sales, respectively.

     The following is a summary of property and equipment:

	December 31,
	(in thousands)
	2002	2003
Office furniture, computer and laboratory equipment	$2,212	$2,313
Automated Cellular Imaging Systems (ACIS)	9,812	12,157
ACIS in progress	451	905
Leasehold improvements	800	868

Total	$13,275	$16,243
Less: accumulated depreciation	8,514	11,157

Property and equipment, net	$4,761	$5,086

     The ACIS units included in the above summary of property and equipment are offered under cancelable lease arrangements in which the customer is charged based on the number of tests performed subject to a minimum monthly payment.

(e)	Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred taxes are reduced by a valuation allowance to an amount whose realization is more likely than not. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(f)	Stock-Based Compensation

     We apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), for stock options and other stock-based awards to employees while disclosing pro forma net loss and net loss per share as if the fair value method had been applied in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No.123) as amended by Statement of Financial Accounting Standard No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure”, see Note 3. The fair value of options granted to non-employees is expensed over the performance period or at the time when a performance commitment is reached.

     We apply APB 25 and related interpretations in accounting for stock option plans. Had compensation cost been recognized consistent with SFAS No. 123, our consolidated net loss and loss per share would have been increased to the pro forma amounts indicated below:

(in thousands except for per share information)

	2001	2002	2003
Consolidated net loss attributable to common stock:
As reported	$(14,647)	$(13,828)	$(7,866)
Add: Stock-based employee compensation expense included in net-loss	$—	$66	$240
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	$(2,654)	$(2,645)	$(1,487)
Pro forma	$(17,301)	$(16,407)	$(9,113)
Loss per share — Basic and Diluted:
As reported	$(.73)	$(.54)	$(.21)
Pro forma	$(.86)	$(.64)	$(.25)

     The per-share weighted-average fair value of stock options on the date of grant with respect to the options granted by us during 2001, 2002 and 2003 was $3.29, $4.26 and $3.20, respectively.

     The following assumptions were used by us to determine the fair value of stock options granted using the Black-Scholes option-pricing model:

	2001	2002	2003
Dividend yield	0.0%	0.0%	0.0%
Volatility	118.4%	115.9%	99.26%
Average expected option life	4 years	4 years	4 years
Risk-free interest rate	3.9 - 5.0%	2.7-5.1%	2.1-2.8%

(g)	Net Loss Per Share

     Basic and diluted loss per common share is calculated by dividing net loss by the weighted average common shares outstanding during the year. Stock options and warrants to purchase 3,818,810, 5,207,635 and 6,103,450 shares of common stock with a weighted average option price of $6.71, $6.22 and $3.20 were outstanding at December 31, 2001, 2002 and 2003, respectively. These stock options and warrants outstanding were not included in the computation of diluted earnings per share because we incurred a loss in all periods presented and hence, the impact would be anti-dilutive. A warrant issued to Safeguard to purchase 975,000 shares, at prices equal to the price of certain other options exercised, has been excluded from the computation of diluted income per share as their effect is anti-dilutive.

(h)	Use of Estimates

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

     We estimate the fair value of our monetary assets and liabilities based upon the existing interest rates related to such assets and liabilities compared to current market rates of interest for instruments with a similar nature and degree of risk. We estimate that the fair value of all of our monetary assets and liabilities approximates the recorded value as of December 31, 2002 and 2003.

(j)	Concentrations of Credit Risk

     Our customer base is comprised of two principal market segments, 1) the clinical market which consists of hospitals, pathology practice groups and reference laboratories and 2) the research and biotechnology market which consists of pharmaceutical companies, universities and research institutions. Our customer base is geographically diverse, and historically we have not experienced significant losses related to receivables for our fee-per-use revenue. We periodically perform credit evaluations on our customers and we do not require collateral. The majority of our customers are billed monthly based on their fee-per-use activity. We estimate an allowance for doubtful accounts based upon the actual payment history of each customer in addition to reserving for a portion of receivables that are delinquent. Accounts receivable is net of a reserve for doubtful accounts at December 31, 2002 and 2003, of $218,000 and $251,000, respectively.

     Our largest customer, excluding ACIS system sales, approximated 11% or approximately $1 million and 7% or $823,000 of total revenue for December 31, 2002 and 2003, respectively. When a sale of one of our systems is made, the sale price is large in relation to the income flow from leasing for a single year. However, ACIS sales are made only occasionally. ChromaVision has never sold more than one system at a time to a customer, and believes that it is not dependent upon any past sale customer for future revenue.

     During 2001 we entered into a co-marketing agreement with a full-service, national reference laboratory. The laboratory is an accredited ACIS imaging center that services remote pathology ACIS users by performing the technical component of analysis. The laboratory provides staining services and ACIS image scanning to hospital-based pathologists who then use their own ACIS remote viewing systems to assist them in interpreting the digital images. The laboratory also performs the interpretation function (known as the professional component) for some customers. A significant portion of our revenue is derived from the services provided by the laboratory acting as our only accredited ACIS imaging center during 2002 and 2003. Revenue related to the use by customers of our remote viewing stations in situations where the laboratory has performed the technical component of the analysis approximated $1.6 million or 17% and $2.6 million or 22% of our total revenue for 2002 and 2003, respectively. In addition, revenue provided by the laboratory as an ACIS customer performing both the technical and professional components of analysis approximated 7% or $823,000 of our total revenue. As of December 31, 2003 the laboratory accounted for 6% of our accounts receivable balance or approximately $177,000. In February 2004, the Company sent a notice of termination to this national reference laboratory in order for the Company to provide directly, beginning in April 2004, in-house laboratory services to support its ACCESS remote pathology services. Any resulting interruption of our remote imaging laboratory service in the transition of these services from the outside national reference laboratory could have a material adverse effect on our Company’s financial condition and results of operations.

(k)	Recent Accounting Developments

     The Company adopted the initial recognition and measurement provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN No. 45”), on January 1, 2003, which apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the disclosure provisions of FIN No. 45 during the quarter ended March 31, 2003. In the ordinary course of business, the Company is not subject to potential obligations under guarantees that fall within the scope of FIN No. 45 except for standard indemnification and warranty provisions that are contained within many of its customer product and service agreements which give rise only to the disclosure requirements prescribed by FIN No. 45. In addition, under previously existing accounting principles generally accepted in the United States of America, the Company continues to monitor the conditions that are subject to the guarantees and indemnification’s to identify whether it is probable that a loss has occurred and will recognize any such losses under the guarantees and indemnification agreements and provisions when those losses are estimable.

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

     In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities, and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities, and noncontrolling interest of the VIE. Since the Company has no interest in any variable entity, the Company believes that the adoption of this interpretation will not have a material impact on its consolidated financial position or results of operations.

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

(n)	Impairment of Long-Lived Assets and Patents

     The Company assesses the impairment of patents and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers to be important which could trigger an impairment review include the following:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Timing of the Company’s revenue, significant changes in the manner of use of the acquired assets or the strategy for overall business

•	Significant negative industry or economic trends;

•	Significant decline in the Company’s stock price for a sustained period; and

•	The Company’s market capitalization relative to net book value.

     When the Company determines that the carrying value of patents and other long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by its management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and projecting cash flows.

(o)	Patent Costs

     Development costs and filing fees for patents which protect intellectual property for its ACIS machines are stated at amortized cost. Amortization of the patent related costs is provided using the straight-line method over the term of the remaining life of the patents, 13.5 and 12.5 years respectively as of December 31, 2002 and 2003. The amortization period coincides with the estimated useful life of the asset.

(p)	Restructuring Charges

     Restructuring charges incurred for exit or disposal activities incurred prior to December 31, 2002 have been recognized in the period when management enters into a plan to reorganize or streamline the operations. The charges include costs associated with the termination of employees. Restructuring charges not resulting in a future benefit that do not qualify for accrual under EITF 94-3 or SAB No. 100 are recorded when due and payable. Restructuring charges incurred for exit or disposal activities initiated subsequent to

December 31, 2002 are recognized when incurred in accordance with the provisions of SFAS No. 146 which was adopted by the Company on January 1, 2003.

     In August of 2003 the Company recorded a charge of $550,000 related to a third quarter workforce reduction involving 16 positions including the resignation of the Company’s Chief Executive Officer and Vice President of Sales and Marketing which is included in selling, general and administrative expenses. At December 31, 2003, $254,000 of this charge is unpaid and is included in accrued severance.

(3)	Stock Options

     We have a stock option plan (the “Plan”) pursuant to which our Board of Directors or a committee of the Board may grant stock options to employees, directors and consultants. The Plan authorizes grants of options to purchase up to 6,700,000 shares of authorized but unissued common stock, including increases of 1,000,000 shares and 2,000,000 shares approved by the stockholders in 2002 and 2003, respectively. All options granted by us had an exercise price equal to the stock’s fair value at the date of grant except for 540,250 shares issued to employees in September 2002. We recorded compensation expense of approximately $4,000 to recognize the excess of the fair market value on the date of the grant over the exercise price of the 540,250 options. Stock options granted have terms of up to ten years and become exercisable in increments over periods of up to four years. All options terminate three months after termination of the option holder’s employment or relationship with the Company as a director or consultant except in the case of death and disability the period is extended to one year. The vesting and exercise period have been extended by agreement for some present and former officers and employees as part of their severance arrangements for periods from 12 to 48 months. A new measurement date for the extension of the vesting period did not result in a charge to compensation expense as the stock price was below the option price at the time the extension was granted.

     We granted non-qualified stock options in 2001 and 2003 to purchase 35,500 shares and 100,000 shares, respectively, to consultants of ChromaVision at prices between $.92 and $5.31 per share. In October 2003 we granted a consultant an option to purchase 100,000 shares that vest immediately but are restricted from sale for one year from date of grant. We recorded compensation expense of approximately $75,000 related to this grant. We recorded compensation expense of approximately $58,000 and $75,000 for the years ended December 31, 2001 and 2003 respectively, related to these consultant options. No options were granted to consultants during 2002.

     Option activity is summarized as follows:

	2001		2002		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year.	2,586,006	$6.59	3,216,125	$6.01	4,604,950	$4.26
Options granted	786,856	4.19	1,842,875	2.02	1,798,000	1.19
Options exercised	(20,837)	2.87	(13,700)	2.69	(205,161)	2.20
Options cancelled	(135,900)	7.06	(440,350)	7.64	(697,024)	5.37

Outstanding at year-end	3,216,125	$6.01	4,604,950	$4.26	5,500,765	$3.20
Options exercisable at year-end	1,877,073		2,175,156		2,536,564
Shares available for future grant	274,707		172,182		273,756

     The following summarizes information about our stock options outstanding at December 31, 2003:

			Options Outstanding
				Weighted Avg.		Options Exercisable
			Number	Remaining	Weighted Avg.	Number	Weighted Avg.
Range of			Outstanding	Contractual Life	Exercise	Exercisable at	Exercise
Exercise Prices			at 12/31/03	(in years)	Price	12/31/03	Price
$.82	—	$.98	214,500	6.52	$0.95	100,000	$0.92
$1.19	—	$1.20	1,306,500	6.80	$1.20	250	$1.19
$1.24	—	$1.45	981,875	5.74	$1.39	188,313	$1.38
$1.48	—	$1.64	457,500	8.01	$1.61	159,250	$1.58
$1.79	—	$2.40	785,500	2.96	$2.40	779,000	$2.40
$2.85	—	$4.35	681,150	4.47	$4.03	424,040	$4.04
$4.44	—	$6.00	631,815	4.21	$5.25	468,935	$5.36
$6.38	—	$15.25	371,325	5.18	$11.17	346,451	$11.05
At	—	$15.63	1,100	6.09	$15.63	825	$15.63
At	—	$23.19	69,500	6.12	$23.19	69,500	$23.19

$0.82	—	$23.19	5,500,765	5.45	$3.20	2,536,564	$4.79

     Following our delisting from the Nasdaq National Market we issued stock options to certain of our employees in California without first qualifying such securities under California state securities laws, and such issuance may have been in violation of California state securities laws. As a result, we may have potential liability under state securities laws to the individuals to whom the options were granted. We may elect to conduct a rescission offer to such individuals to give them the election to rescind their option or restricted stock grant. We are currently analyzing this matter and cannot, at this time, ascertain the extent of our potential liability, if any, although we do not believe that it would be material to the Company’s financials.

(4)	Income Taxes

     The following table summarizes the tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards which give rise to significant portions of the deferred tax assets and liability at December 31:

	(in thousands)
	2001	2002	2003
Deferred tax assets:
Current assets:
Accrued liabilities and other	$517	$465	$492
Non-current assets:
Net operating loss carryforward	21,878	25,379	28,321
Intangible asset, net of amortization	1,073	952	601
Depreciation	198	686	1,003
Accrued liabilities and other	804	535	158
R&E and other tax credits	2,464	2,534	3,004

Non-current deferred tax assets	26,417	30,086	33,087

Total	26,934	30,551	33,579
Less valuation allowance for net deferred tax assets	(26,934)	(30,551)	(33,579)

Deferred tax assets (liability), net	$-0-	$-0-	$-0-

     Substantially all of the Company’s pre-tax losses are derived from the domestic entity. The valuation allowance increased by $2,577 for the year ended December 31, 2003. Recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2003 are allowed as follows:

Income tax benefit resulting from operations	$32,407
Additional paid-in capital	1,172

Total valuation allowance	$33,579

     Actual income tax expense differs from amounts computed by applying the U.S. federal income tax rate of 34% to pretax loss as a result of the following for the year ending December 31:

	2001	2002	2003
Computed expected tax benefit	$(4,637)	$(3,216)	$(2,642)
State income taxes net of federal benefit	(546)	(342)	(417)
Nondeductible expenses	38	86	180
Change in valuation allowance	5,523	3,617	2,577
Tax credit benefit	(411)	(156)	287
Other	34	12	16

Actual tax expense	$1	$1	$1

     As of December 31, 2003, we had net operating loss carryforwards for federal and state income tax purposes of approximately $74,164 and $47,939, respectively, which will commence expiration in 2011 and 2005, respectively. As of December 31, 2003, we have tax credit carryforwards for federal and state income tax purposes of $ 1,989 and $ 1,538, respectively, which will begin to expire in 2011.

     In accordance with Internal Revenue Code section 382, the annual utilization of net operating loss carryforwards and credits existing prior to a change in control in the company may be limited after a change in control.

(5) Commitments and Contingencies

     Voluntary Employee Retirement 401(k) Plan. We have a voluntary employee retirement 401(k) plan available to all full time employees’ 21 years or older. Through 2001, the plan provided for a matching by us of the employee’s contribution to the plan for 50% of the first 6% of the employee’s annual compensation. Beginning in 2002, the plan provides for a matching by us of the employee’s contribution to the plan for 33.3% of the first 6% of the employee’s annual compensation. Our matching contributions were approximately $181,000, $110,000, and $126,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

     Lease Commitment. We utilized various operating leases for office space, furniture, and an automobile. We purchased the furniture at the end of its lease in 2001. The automobile lease commitment terminated April 1, 2002. The lease commitment on our principal facility terminates in 2005. At that time, we expect that we will enter into a lease agreement for a different location or extend our lease at our present location. Rental commitments under this agreement for 2004 and 2005 are approximately $202,000 and $34,000, respectively. Total rent expense related to this and prior leases was approximately $169,000, $150,000 and $188,000 for years ended December 31, 2001, 2002 and 2003.

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

     On June 13, 2002 we signed a number of separate agreements pursuant to which Safeguard agreed to:

•	purchase an aggregate of 4,416,404 shares of our Common Stock for $7 million, or $1.585 per share;

•	acquire 10,730 of the 12,500 outstanding shares of our Series D 5% Cumulative Convertible Preferred Stock from six institutional investors; and

•	guarantee up to $3 million in additional debt financing for our company (see Note 8 of Notes to the Condensed Consolidated Financial Statements).

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

     As a result of the conversion of the Series D Preferred Stock, the unamortized balance of the discount on the Series D Preferred Stock of approximately $2.7 million was written off in 2002 as a charge to net income available to Common Stockholders. The total charge to net income available to Common Stockholders in 2002 was $4.4 million.

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

     On September 1, 2003 the Company issued 816,950 shares of restricted stock to employees with a value on the date of grant of $1,021,188 ($1.25 per share), which was recorded as deferred compensation. This restricted stock vests over a two-year period. Compensation expense is recognized on a straight-line basis over the vesting period and is reduced to the extent that a participant forfeits shares of restricted stock received prior to vesting. The deferred compensation charge is unaffected by future changes in the price of the common stock. Safeguard did not exercise its anti-dilution rights in conjunction with the restricted stock grant. As a result, Safeguard’s beneficial ownership decreased from 62% to 60%. These shares were issued following our delisting from the Nasdaq National Market without first qualifying them under California state securities laws. As a result, we may have potential liability under California state securities laws to the individuals to whom the shares of restricted stock were granted. We may elect to conduct a rescission offer to such individuals to give them the election to rescind their option or restricted stock issued. We are currently analyzing this matter and cannot, at this time, ascertain the extent of our potential liability, if any, although we do not believe that it would be material to the Company's financial statements.

(7) Equipment Financing

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

     The agreement also includes a provision whereby a material adverse change to the Company’s financial condition may be considered an event of default. The Company believes however, that based on current operations, committed borrowings, the $5 million received from a private placement of our common stock in February 2004 as discussed in Note 12 and Safeguard support, it will remain in compliance with its debt covenants over the next twelve months and that it is not probable that GE will exercise the material adverse change clause as an event of default. The covenants in the equipment financing agreement incorporate the restrictive covenants and certain other requirements of the Comerica revolving credit agreement described in Note 8, including any subsequent waivers or amendments granted by Comerica. In September 2003 the Company borrowed $3 million at an interest rate of 8.16%. Borrowings under the equipment financing agreement are secured by substantially all of the assets of the Company. As of December 31, 2003, the debt balance outstanding is $2.8 million of which $1 million is classified as current and $1.8 as long-term.

(8) Line of Credit

     In February 2003 we entered into a $3 million revolving credit agreement with the Technology and Life Sciences Division of Comerica Bank-California (NYSE: CMA). This one year agreement has been renewed for a second year up to February 2005. The borrowings under the line of credit will be used for working capital purposes and will bear interest at Comerica’s prime rate plus one-half percent. The agreement also includes a one-time facility fee of $15,000, a fee of .25% on the unused balance of the line of credit, various restrictive covenants and requirements to maintain certain financial ratios. Borrowings under the line of credit are guaranteed by Safeguard in exchange for a one-time fee of $15,000 and an amount equal to 4.5% per annum of the daily-weighted average principal balance outstanding under the line of credit. The Company failed to satisfy certain financial covenants under the loan agreement as of the end of August 2003, and in October 2003 the lender waived these failures to satisfy the covenants and agreed to modify the covenants. The bank modified the covenants on January 22, 2004. The Company was in compliance with the revised covenants at December 31, 2003. The renewed agreement that begins in February 2004 now has only one financial covenant related to tangible net worth, which must be greater than $1 through June 30, 2004 and greater than ($2,000,000) thereafter.

(9) Business Segments

     We operate primarily in one business segment engaged in the development, manufacture and marketing of an automated cellular imaging system which is designed to assist physicians in making critical medical decisions.

     The following table represents business segment information by geographic area:

	Year Ended December 31,
	(in thousands)
	2001	2002	2003
Net sales:
United States	$4,501	$8,989	$11,883
Europe (a)	385	267	45

Total net sales	$4,886	$9,256	$11,928

Operating loss:
United States	$13,838	$9,079	$7,286
Europe (a)	116	457	521

Total operating loss	$13,954	$9,536	$7,807

Identifiable assets:
United States		$10,689	$10,961
Europe (a)		164	90

Total assets		$10,853	$11,051

(a)	European operations represent business activities conducted primarily in Germany, Great Britain and France.

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

(11) Quarterly Results of Operations (Unaudited)

	(in thousands except for per share information)
			Net Loss
		Gross	Attributable to	Net Loss
	Total Revenue	Profit	Common Stock	Per Share
Quarter Ended:
December 31, 2002.	$2,662	$1,795	$(2,226)	$(.07)
September 30, 2002	2,609	1,852	(4,979)	(.18)
June 30, 2002	2,194	1,564	(3,372)	(.16)
March 31, 2002	1,791	1,154	(3,251)	(.16)
December 31, 2003.	$3,142	$2,232	$(1,338)	$(.03)
September 30, 2003	3,079	2,109	(2,192)	(.06)
June 30, 2003	2,854	1,996	(2,143)	(.06)
March 31, 2003	2,853	1,994	(2,193)	(.06)

(12) Subsequent Events

     On February 10, 2004 the Company issued 2,295,230 shares of Common Stock for an aggregate cash purchase price of $5 million ($2.1784 per share) and warrants to purchase an additional 229,523 shares of common stock at $2.95 per share in a private placement to Safeguard. The securities issued in the private placement were issued in reliance on an exemption from the registration requirements of the Securities Act and may not be offered or sold absent registration or an applicable exemption from the registration requirements of the Securities Act. As a result of the transaction, Safeguard’s percentage of beneficial ownership increased from 60% to 62.5%.

     In February 2004, ChromaVision filed suit against Applied Imaging Corporation (Nasdaq: AICX). The lawsuit, filed in the United States District Court for the Southern District of California, asserts Applied Imaging’s ARIOL SL-50 system infringes upon three ChromaVision patents. ChromaVision has asked the court for damages and an injunction barring Applied Imaging from making, using, importing, selling, or offering for sale any device that infringes ChromaVision patented technology. In its complaint, ChromaVision has asserted Applied Imaging’s product infringes upon three ChromaVision patents relating to image analysis and automated microscopy. Those three patents are: United States Patent No. B1 6,215,892, entitled “Method and Apparatus for Automated Image Analysis of Biological Specimens;” United States Patent No. B1 6,404,916, entitled “Method and Apparatus for Applying Color Thresholds in Light Microscopy;” and United States Patent No. B1 6,418,236, entitled “Histological Reconstruction and Automated Image Analysis.” The Company is not otherwise a party to any other legal proceedings, the adverse outcome of which, individually or in the aggregate, management believes would have a material adverse effect on the business, financial condition or results of operations of the business.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None

Item 9A. Controls and Procedures

     The Company’s principal executive officer and its principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) have concluded that the Company’s disclosure controls and procedures were effective, as of the end of the year ended December 31, 2003, to provide reasonable assurance that material information relating to our Company (including our consolidated subsidiaries) required to be disclosed in the periodic reports we file or submit pursuant to the Exchange Act is recorded, processed, summarized and reported within the time specified in the rules and forms of the Securities and Exchange Commission, including the reporting of such information to our principal executive officer, principal financial officer and other members of our management as appropriate to allow timely decisions regarding required disclosure. As a result of the resignation of Carl W. Apfelbach effective September 1, 2003, the Company does not presently have a Chief Executive Officer, but Michael F. Cola, the Chairman of the Board of Directors, is performing similar functions on an interim basis.

     There were no changes in the Company’s internal controls over financial reporting (as that term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the fourth fiscal quarter of the year ended December 31, 2003 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

     We incorporate by reference the information contained under the caption “ELECTION OF DIRECTORS” in our definitive Proxy Statement for our June 9, 2004, annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Executive Officers

     The information with respect to executive officers required by this Item is set forth in Part I of this report.

Compliance with Section 16(a) of the Exchange Act

     We incorporate by reference the information contained under the caption “COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT” in our definitive Proxy Statement for our June 9, 2004 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Code of Ethics

     We incorporate by reference the information contained under the caption “CODE OF ETHICS” in our definitive Proxy Statement for our June 9, 2004 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 11. Executive Compensation

     We incorporate by reference the information contained under the captions “BOARD COMPENSATION,” and “2002 STOCK OPTION GRANTS TO DIRECTORS “ and “EXECUTIVE COMPENSATION AND OTHER ARRANGEMENTS” in our definitive Proxy Statement for our June 9, 2004, annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     We incorporate by reference the information contained under the caption “STOCK OWNERSHIP OF DIRECTORS AND OFFICERS AND BENEFICIAL OWNERS OF MORE THAN 5%” in our definitive Proxy Statement for our June 9, 2004, annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

     The following table shows aggregated information as of December 31, 2003 with respect to all of our compensation plans, agreements and arrangements under which our equity securities were authorized for issuance. More detailed information with respect to our compensation plans is included in Note 3 of Notes to Consolidated Financial Statements.

Equity Compensation Plan Information

			Number of
			securities
			remaining available
			for future issuance
			under equity
	Number of		compensation plans
	securities to be		(excluding
	issued upon	Weighted-average	securities)
	exercise of	exercise price of	reflected in
	outstanding options	outstanding options	column(a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders:	5,500,765	$3.20	273,756
Equity compensation plans not approved by security holders:	0	0	0
Total:	5,500,765	$3.20	273,756

Item 13. Certain Relationships and Related Transactions

     We incorporate by reference the information contained under the captions “Compensation Committee Interlocks and Insider Participation,” and “Relationships and Related Transactions with Management and Others” in our definitive Proxy Statement for our June 9, 2004 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

Item 14. Principal Accountant Fees and Services

     We incorporate by reference the information contained under the caption “INDEPENDENT PUBLIC ACCOUNTANTS – Audit and Non-Audit Fees” in our definitive Proxy Statement for our June 9, 2004 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)
Independent Auditors’ Report
Consolidated Balance Sheets as of December 31, 2002 and 2003
Consolidated Statements of Operations for the Years Ended December 31, 2001, 2002 and 2003
Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2001, 2002, and 2003
Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2002, and 2003
Notes to Consolidated Financial Statements

Financial Statement Schedules

Schedule II-Valuation and Qualifying Accounts

(b) Reports on Form 8-K

     On October 24, 2003 we filed a Current Report on Form 8-K under Item 12 with the Securities and Exchange Commission to report our third quarter 2003 financial results.

     On November 13, 2003 we filed a Current Report on Form 8-K under Item 12 with the Securities and Exchange Commission to report the announcement of our second quarter 2003 financial results by press release issued on July 24, 2003.

(c) Exhibits

     The following is a list of exhibits filed as part of this Form 10-K. Where so indicated by footnotes, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Certificate of Incorporation of the Company (as amended)(a)

3.2	Certificate of Designations of Series C Preferred Stock(b)

3.3	Certificate of Designations of the Powers and Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series D 5% Cumulative Convertible Preferred Stock(c)

3.4	By-laws of the Company, as amended (a)

10.1	Master Security Agreement dated July 15, 2003 between the Company and GE Capital Corp. (g)

10.2	Amendment to Master Security Agreement dated July 31, 2003 between the Company and GE Capital Corp. (g)

10.3	Assignment Agreement with Recourse dated September 26, 2003 between the Company and GE Capital Corp. (g)

10.4	Loan agreement dated February 13, 2003 between the Company and Comerica Bank-California, Inc. (e)

10.5	First Amendment to Loan and Security Agreement dated October 21, 2003 between the Company and Comerica Bank. (g)

10.6	Securities Purchase Agreement dated February 26, 2003 between the Company and Safeguard Delaware, Inc. (e)

10.7	Letter agreement regarding loan guarantee dated as of February 17, 2003 between the Company and Safeguard Delaware, Inc. (e)

10.8	1996 Equity Compensation Plan as amended. (h)†

10.9	Employment Agreement dated December 5, 2003 between the Company and Heather Creran. *†

21.1	Subsidiaries of the Registrant(a)

23	Consent of KPMG LLP (*)

31	Certifications pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a). *

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)

(*)	Filed herewith.

(a)	Filed on April 30, 1997 as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-26129) and incorporated by reference.

(b)	Filed on March 12, 1999 as an exhibit to the Company’s Current Report on Form 8-K and incorporated by reference.

(c)	Filed on July 12, 2001 as an exhibit to the Company’s Current Report on Form 8-K and incorporated by reference.

(d)	Filed on April 2, 2001 as an exhibit to the Company’s Annual Report on Form 10-K and incorporated by reference.

(e)	Filed on February 28, 2003 as an exhibit to the Company’s Current Report on Form 10-K and incorporated by reference.

(f)	Filed on April 1, 2002 as an exhibit to the Company’s Annual Report on Form 10-K and incorporated by reference.

(g)	Filed on November 14, 2003 as an exhibit to the Company’s Quarterly Report on Form 10-Q and incorporated by reference.

(h)	Filed on April 30, 2003 as Appendix A to the Company’s Proxy Statement on Schedule 14A and incorporated by reference.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in San Juan Capistrano, California on March 9, 2004.

CHROMAVISION MEDICAL SYSTEMS, INC.

By:	/s/ Michael F. Cola
Michael F. Cola
Chairman and Interim Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 9, 2004.

Signatures	Title(s)

/s/ Michael F. Cola Michael F. Cola	Interim Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Stephen T. D. Dixon Stephen T. D. Dixon	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Anthony Craig Anthony Craig	Director

/s/ Irwin Scher, M.D. Irwin Scher, M.D.	Director

/s/ Frank P. Slattery, Jr. Frank P. Slattery, Jr.	Director

/s/ Jon R. Wampler Jon R. Wampler	Director

ChromaVision Medical Systems, Inc. and Subsidiaries
Schedule II-Valuation and Qualifying Accounts

Allowance for Doubtful
Receivables And Sales Returns
Balance at December 31, 2000:	$129,881
Charges to operations	323,147
Deductions	(165,682)
Other	0
Balance at December 31, 2001:	$287,346
Charges to operations	339,990
Deductions	(409,322)
Other	0
Balance at December 31, 2002:	$218,014
Charges to operations	617,179
Deductions	(583,848)
Other	0
Balance at December 31, 2003:	$251,345

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Certificate of Incorporation of the Company (as amended)(a)

3.2	Certificate of Designations of Series C Preferred Stock(b)

3.3	Certificate of Designations of the Powers and Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series D 5% Cumulative Convertible Preferred Stock(c)

3.4	By-laws of the Company, as amended (a)

10.1	Master Security Agreement dated July 15, 2003 between the Company and GE Capital Corp. (g)

10.2	Amendment to Master Security Agreement dated July 31, 2003 between the Company and GE Capital Corp. (g)

10.3	Assignment Agreement with Recourse dated September 26, 2003 between the Company and GE Capital Corp. (g)

10.4	Loan agreement dated February 13, 2003 between the Company and Comerica Bank-California, Inc. (e)

10.5	First Amendment to Loan and Security Agreement dated October 21, 2003 between the Company and Comerica Bank. (g)

10.6	Securities Purchase Agreement dated February 26, 2003 between the Company and Safeguard Delaware, Inc. (e)

10.7	Letter agreement regarding loan guarantee dated as of February 17, 2003 between the Company and Safeguard Delaware, Inc. (e)

10.8	1996 Equity Compensation Plan as amended. (h)†

10.9	Employment Agreement dated December 5, 2003 between the Company and Heather Creran. *†

21.1	Subsidiaries of the Registrant(a)

23	Consent of KPMG LLP (*)

31	Certifications pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a). *

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)

(*)	Filed herewith.

(a)	Filed on April 30, 1997 as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-26129) and incorporated by reference.

(b)	Filed on March 12, 1999 as an exhibit to the Company’s Current Report on Form 8-K and incorporated by reference.

(c)	Filed on July 12, 2001 as an exhibit to the Company’s Current Report on Form 8-K and incorporated by reference.

(d)	Filed on April 2, 2001 as an exhibit to the Company’s Annual Report on Form 10-K and incorporated by reference.

(e)	Filed on February 28, 2003 as an exhibit to the Company’s Current Report on Form 10-K and incorporated by reference.

(f)	Filed on April 1, 2002 as an exhibit to the Company’s Annual Report on Form 10-K and incorporated by reference.

(g)	Filed on November 14, 2003 as an exhibit to the Company’s Quarterly Report on Form 10-Q and incorporated by reference.

(h)	Filed on April 30, 2003 as Appendix A to the Company’s Proxy Statement on Schedule 14A and incorporated by reference.

†	Management contract or compensatory plan or arrangement.