Form 10-Q
period 2004-03-31
CHROMAVISION MEDICAL SYSTEMS INC
filed 2004-05-10
CIK 1038223

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Quarterly Period Ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from __________ to __________

COMMISSION FILE NUMBER 000-22677

CHROMAVISION MEDICAL SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	75-2649072

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

33171 PASEO CERVEZA SAN JUAN CAPISTRANO, CA	92675

(Address of principal executive offices)	(Zip code)

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

     Yes ☒ No ☐

As of April 30, 2004 there were 51,423,709 shares outstanding of the Issuer’s Common Stock, $.01 par value.

CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

     Item 1.

CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2004	2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,034	$1,699
Accounts receivable, net of allowance for doubtful accounts	2,053	2,496
Other receivable	52	451
Other	384	287

Total current assets	14,523	4,933
Property and equipment, net of accumulated depreciation	5,493	5,086
Patents, net of accumulated amortization	895	830
Other	217	202

Total assets	$21,128	$11,051

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$914	$394
Accrued severance	217	254
Accrued payroll	787	684
Accrued liabilities	754	864
Current maturities of long-term debt	1,049	1,028

Total current liabilities	3,721	3,224

Long-term debt	1,538	1,808
Commitments and contingencies:
Stockholders’ equity:
Series C convertible preferred stock, $.01 par value, authorized 8,000,000 shares, none issued and outstanding	—	—
Common stock $.01 par value, authorized 100,000,000 shares, issued and outstanding 45,124,334 shares in 2004 and 38,582,604 in 2003	451	386
Additional paid-in capital	105,647	92,445
Accumulated deficit	(89,229)	(85,883)
Deferred compensation	(981)	(856)
Accumulated other comprehensive loss	(19)	(73)

Total stockholders’ equity	15,869	6,019

Total liabilities and stockholders’ equity	$21,128	$11,051

See accompanying notes to condensed consolidated financial statements.

CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Revenue:
Fee per use	$1,560	$2,669
System sales	371	184

Total revenue	1,931	2,853
Cost of revenue	926	859

Gross profit	1,005	1,994

Operating expenses:
Selling, general and administrative	3,261	3,060
Research and development	1,029	1,135

Total operating expenses	4,290	4,195

Loss from operations	(3,285)	(2,201)

Total other income (expense)	(61)	8

Loss before income taxes	(3,346)	(2,193)
Income taxes	—	—

Net loss attributable to common stock	$(3,346)	$(2,193)

Basic and diluted net loss per common share	$(0.08)	$(0.06)

Weighted average number of common shares outstanding	39,917,232	34,568,910

     See accompanying notes to condensed consolidated financial statements.

CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(3,346)	$(2,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	717	652
Non-cash compensation charges	228	—
Changes in operating assets and liabilities:
Accounts receivable, net	443	259
Other receivable	399	—
Other assets	(80)	(261)
Accounts payable	370	93
Accrued payroll	103	(14)
Accrued liabilities	(29)	29

Net cash used in operating activities	(1,195)	(1,435)

Cash flows from investing activities:
Additions to patents	(81)	—
Additions to property and equipment	(1,108)	(1,206)

Net cash used in investing activities	(1,189)	(1,206)

Cash flows from financing activities:
Proceeds from exercise of stock options	55	—
Repayments on long-term debt	(249)	—
Issuance of common stock	13,400	5,000
Offering costs	(541)	(8)

Net cash provided by financing activities	12,665	4,992

Effect of exchange rate changes on cash and cash equivalents	54	4

Net increase in cash and cash equivalents	10,335	2,355
Cash and cash equivalents beginning of period	1,699	2,810

Cash and cash equivalents end of period	$12,034	$5,165

     See accompanying notes to condensed consolidated financial statements.

CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1) Interim Financial Statements

     These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission.

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. All such adjustments are of a normal, recurring nature. Certain amounts have been reclassified to conform to the current period presentation. The results of operations for any interim period are not necessarily indicative of the results to be obtained for a full fiscal year.

Stock Options

     Pro forma information, which assumes the Company had accounted for stock options granted under the fair value method prescribed by SFAS No. 123, “Accounting for Stock-based Compensation,” is presented below. The per share weighted-average fair value of stock options granted was $1.87 for the three-month period ended March 31, 2004, and $0.88 for the three-month period ended March 31, 2003, respectively, as estimated using the Black-Scholes option-pricing model.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The Company’s historical and pro forma net loss per share for the three-month periods ended March 31, 2004 and 2003, are as follows (in thousands, except per share data):

	2004	2003
Consolidated net loss attributable to common stock:
As reported	$(3,346)	$(2,193)
Add: Stock-based employee compensation expense included in net loss	228	—
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards	$(572)	$(327)

Pro forma net loss	$(3,690)	$(2,520)

Net loss per share — Basic and Diluted:
As reported	$(0.08)	$(0.06)
Pro forma	$(0.09)	$(0.07)

     The following assumptions were used to determine the fair value of stock options granted using the Black-Scholes option-pricing model:

	2004	2003
Dividend yield	0.0%	0.0%
Volatility	109%	114.4%
Average expected option life	4 years	4 years
Risk-free interest rate	2.74%	2.33%

(2) Net Loss Per Share

     Basic and diluted loss per common share is calculated by dividing net loss by the weighted average common shares outstanding during the period. In-the-money stock options and warrants to purchase an aggregate of 8,545,011 and 14,789 shares of common stock were outstanding at March 31, 2004 and 2003, respectively. These stock options and warrants outstanding were not included in the computation of diluted earnings per share because the Company incurred a net loss in all periods presented and hence, the impact would be anti-dilutive.

(3) Currency Translation

     The financial position and results of operations of our foreign subsidiaries are determined using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each quarter-end. Income statement accounts are translated at the average rate of exchange prevailing during the period. The effects of currency translations are included in comprehensive loss.

(4) Comprehensive Loss

     The total comprehensive loss is summarized as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Net loss	$(3,346)	$(2,193)
Foreign currency translation gain	54	4

Comprehensive loss	$(3,292)	$(2,189)

(5) Business Segments

     The Company currently operates primarily in one business segment engaged in the development, manufacture and marketing of an automated cellular imaging system which is designed to assist physicians in making critical medical decisions.

     The following table represents business segment information by geographic area (in thousands):

	Three Months Ended March 31,
	2004	2003
Net revenue
United States	$1,724	$2,843
Europe (a)	207	10

Total net revenue	$1,931	$2,853

Operating loss
United States	$(3,158)	$(2,051)
Europe (a)	(127)	(150)

Total operating loss	$(3,285)	$(2,201)

	March 31,	December 31,
	2004	2003
Identifiable assets
United States	$20,959	$10,961
Europe (a)	169	90

Total assets	$21,128	$11,051

(a)	European operations represent business activities conducted primarily in Germany, Great Britain and France.

(6) Recent Accounting Developments

     The Company adopted the initial recognition and measurement provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN No. 45”), on January 1, 2003, which apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the disclosure provisions of FIN No. 45 during the quarter ended March 31, 2003. In the ordinary course of business, the Company is not subject to potential obligations under guarantees that fall within the scope of FIN No. 45 except for standard indemnification and warranty provisions that are contained within many of its customer product and service agreements. In addition, under previously existing accounting principles generally accepted in the United States of America, the Company continues to monitor the conditions that will trigger indemnifications and warranties to identify whether it is probable that a loss has occurred and will recognize any such losses under the guarantees and indemnification or warranty agreements and provisions when those losses are estimable.

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

     In December 2003, the FASB issued FASB Interpretation No. 46 (as revised December 2003 “FIN 46R”), Consolidation of Variable Interest Entities (“VIEs”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company is required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2004. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities, and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities, and non-controlling interest of the VIE. Since the Company has no interest in any variable entity, the Company believes that the adoption of this interpretation will not have a material impact on its consolidated financial position or results of operations.

(7) Stock Transactions

     On February 26, 2003, the Company issued 4,646,408 shares of Common Stock for an aggregate cash purchase price of $5.0 million ($1.0761 per share) in a private placement exempt from registration under Section 4 (2) of the Securities Act of 1933, as amended to Safeguard Delaware, Inc., a wholly-owned subsidiary of Safeguard Scientifics, Inc. We refer to Safeguard Scientifics, Inc. and its wholly-owned subsidiaries as “Safeguard”. As a result of the transaction, Safeguard’s percentage of beneficial ownership increased to approximately 62%. ChromaVision and Safeguard also entered into an agreement giving Safeguard certain rights to have the purchased shares registered under the Securities Act of 1933, as amended.

     On September 1, 2003, the Company issued 816,950 shares of restricted stock to employees with a value on the date of grant of $1,021,188 ($1.25 per share), which was recorded as deferred compensation. This restricted stock vests over a two-year period. Compensation expense is recognized on a straight-line basis over the vesting period and is reduced to the extent that a participant forfeits shares of restricted stock received prior to vesting. The deferred compensation charge is unaffected by future changes in the price of the common stock. Safeguard did not exercise its anti-dilution rights in conjunction with the restricted stock grant. As a result, Safeguard’s beneficial ownership decreased from approximately 62% to approximately 60%. These shares were issued following our delisting from the Nasdaq National Market without first being qualified under California state securities laws. As a result, the Company may have potential liability under California state securities laws to the individuals to whom the shares of restricted stock were issued. The Company may elect to conduct a rescission offer to such individuals to give them the election to rescind their restricted stock grant. Management is currently analyzing this matter and cannot, at this time, ascertain the extent of our potential liability, if any, although we do not believe that it would be material to the Company’s financial statements.

     On February 10, 2004, the Company completed a private placement exempt from registration under Section 4(2) of the Securities Act of 2,295,230 shares of common stock and a warrant to purchase shares of common stock to Safeguard for a purchase price of $5.0 million. The warrant issued to Safeguard is exercisable until March 1, 2008 and is currently exercisable to purchase 344,285 shares of common stock for an exercise price of $2.95 per share. As a result of this transaction, Safeguard’s percentage of beneficial ownership of our common stock increased from approximately 60% immediately preceding the transaction to approximately 63%. The Company also entered into a registration rights agreement giving Safeguard certain rights to have the purchased shares registered under the Securities Act of 1933, as amended.

     On March 25, 2004, the Company entered into a securities purchase agreement with a limited number of accredited investors pursuant to which we agreed to issue and the investors agreed to purchase 10,500,000 shares of common stock, together with warrants to purchase an additional 1,575,000 shares of common stock at an exercise price of $2.75 per share for an aggregate purchase price of $21.0 million (we refer to this financing as the “March 2004 financing”). The warrants issued in this transaction are exercisable for a period of four years after the date they were issued. This transaction was structured so that a portion of the common stock and warrants issued

(4,200,000 shares of common stock and warrants to purchase 630,000 shares of common stock for aggregate gross proceeds of $8.4 million) were issued at an initial closing that occurred on March 31, 2004. The remaining shares and warrants to be issued in the transaction were issued at a subsequent closing which occurred on April 27, 2004. Safeguard was one of the purchasers in the March 2004 financing and acquired 3,750,000 shares (of which 1,500,000 shares were acquired at the initial closing) of common stock and warrants to purchase 562,500 shares of common stock (of which 225,000 were acquired at the initial closing) for an aggregate investment of $7.5 million. Following consummation of the subsequent closing of the financing Safeguard beneficially owned approximately 57.6% of our outstanding common stock.

     Each of the purchasers in the March 2004 financing was granted a preemptive right to purchase its pro-rata share of 49.9% of any new equity securities that we may issue on or prior to March 31, 2005. Safeguard had previously been granted preemptive rights, which it waived in connection with the March 2004 financing (except to the extent that it purchased securities in the March 2004 transaction). In connection with the March 2004 financing, the Company entered into a registration rights agreement with the purchasers in that financing.

     Due to its beneficial ownership of approximately 57.6% of our outstanding common stock, Safeguard has the power to elect all of the directors of our Company. The Company has given Safeguard contractual rights enabling it to exercise significant control over the Company.

(8) Line of Credit

     In February 2003, we entered into a $3.0 million revolving credit agreement with Comerica Bank-California (NYSE: CMA). This one year agreement was renewed for a second year to February 2005. The borrowings under the line of credit will be used for working capital purposes and will bear interest at Comerica’s prime rate plus one-half percent. The agreement also includes a one-time facility fee of $15,000, a fee of 0.25% on the unused balance of the line of credit, various restrictive covenants and requirements to maintain certain financial ratios. Borrowings under the line of credit are guaranteed by Safeguard in exchange for a one-time fee of $15,000 and an amount equal to 4.5% per annum of the daily-weighted average principal balance outstanding under the line of credit. The Company failed to satisfy certain financial covenants under the loan agreement as of the end of August 2003, and in October 2003 the lender waived these failures to satisfy the covenants and agreed to modify the covenants by amendment entered into on January 22, 2004. The amended agreement that began in February 2004 now has only one financial covenant related to tangible net worth, which must be greater than $1 through June 30, 2004 and greater than ($2,000,000) thereafter. As of March 31, 2004, the Company had no balance outstanding under the line of credit and was in compliance with the modified covenants. The Company believes it will remain in compliance with these modified covenants throughout the remaining term of the agreement.

(9) Equipment Financing

     In August 2003, the Company entered into a $3.0 million equipment financing agreement with GE Capital. The loan principal amortizes ratably over a 33-month term. The borrowings under the equipment financing agreement are being used for working capital purposes and bear interest at 600 basis points over the three year treasury constant maturities rates (2.16% at 9/19/03 or time of borrowing). The agreement also provides for an incremental $2.0 million of financing availability upon reaching certain system placement objectives, various restrictive covenants, maintenance of certain financial ratios and a collateral monitoring fee of $5,000 per year. In September 2003, the entire $3.0 million available under the financing agreement was borrowed with an interest rate of 8.16%. As of March 31, 2004, $2.6 million of debt remains outstanding with approximately $1.1 million of the debt classified as current and $1.5 million as long-term.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Statements in this report describing our plans, goals, strategies, intentions, expectations and anticipated events are forward-looking statements. Important factors which could cause actual results to differ materially from those described in such forward-looking statements include the following: our ability to successfully implement our plans to begin offering cancer diagnostic laboratory services, biopharma services and in-sourcing of our Access remote pathology program, the performance and acceptance of our system and service offerings in the marketplace; changes in rates of third-party payer reimbursement for tests performed using our system; uncertainty of success in developing any new software applications; the outcome of any currently pending and any future litigation that involves us; any future success depends upon our ability to expand and maintain a successful sales and marketing organization; we may require additional financing for our business, and it is uncertain whether the financing will be available on favorable terms or at all; we may encounter unanticipated expenses, liabilities or other adverse events affecting cash flow; our ability to develop new tests and to distribute our systems and tests performed on the system depends on successful collaboration with third parties that we do not control; proper utilization of our system is dependent upon the quality of third party stains and reagents; we must successfully compete with other technologies and with emerging competitors in cell imaging many of which may have greater resources, market share, and brand recognition than us; an inadequate supply of biological samples could delay completion of clinical trials for new applications for our Automated Cellular Imaging System (“ACIS”); the clinical trials could fail to demonstrate the efficacy of the ACIS for new applications; new applications may not be successfully developed; the ability to commercialize new applications may be dependent on obtaining appropriate U.S. Food and Drug Administration (the “FDA”) and foreign regulatory approvals and clearances, which may not be obtained when anticipated or at all; our competitive position is dependent upon our ability to protect our patents and proprietary rights; manufacture of the ACIS is subject to FDA regulation and our ability to implement our strategy of providing decentralized ACIS analysis capabilities over the internet is dependent upon successful development of the related imaging technology and obtaining any required regulatory approvals. In addition, there is risk and uncertainty as to our expectation that our revenues may increase from the addition of new system placements, expanded sales of systems to research accounts and the roll-out of the Access remote pathology program in our laboratory facilities. Recent experience with respect to ACIS placements, new contracts for placements, revenues and results of operations may not be indicative of future results for the reasons set forth above.

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

     Recently, we have announced plans to broaden our service offering to now include the direct provision of Access technical services to our Access, remote pathology customers as well as to provide an array of complementary advanced cancer diagnostic services. All of these services will be provided in ChromaVision’s own laboratory facility that is currently being renovated for these purposes. We believe that we are qualified to provide this combination of services because of our proprietary image analysis technology and ability to develop companion diagnostic tests with biopharma companies in their introduction of new cancer therapeutics. In the future, we expect that contributions from these laboratory services will comprise a greater component of revenue.

     Safeguard Scientifics, Inc., a Pennsylvania corporation whose shares are listed on the New York Stock Exchange, owns beneficially approximately 57.6% of the outstanding shares of our Common Stock. We refer to Safeguard Scientifics, Inc. and its wholly-owned subsidiaries as “Safeguard”. As a result of this stock ownership, Safeguard has the ability to elect all of our directors and it also has significant contractual rights to control our business. See Note 7 of Notes to Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods presented. Therefore, on an ongoing basis, we evaluate our estimates, including those provisions for bad debts and reserves for ACIS in progress.

     For estimated bad debts, we review on an individual account basis the age of the receivable, all circumstances surrounding the transaction that gave rise to the receivable and whether the customer continues to have the financial resources to pay the receivable as of the balance sheet date and prior to the issuance of the financial statements for the respective period.

     For ACIS in progress, which is recorded in property plant and equipment, the respective reserve is based upon the expected future use of the ACIS components based upon proposed design changes, high value components that may be discontinued in the near future and whether there are any lower of cost or market considerations. For other obligations, where judgment is required, we review the circumstances surrounding the obligation and evaluate the facts and circumstances to determine an appropriate level of accrual for each obligation.

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

Three Months Ended March 31, 2004 Compared with Three Months Ended March 31, 2003

     Revenue – Fee per use. Our focus has been on placing the ACIS under a lease arrangement in which the customer is charged monthly based on the number of tests performed, subject to a minimum monthly payment. We are now transitioning to directly provide laboratory services in our facilities. Revenue for the three months ended March 31, 2004 decreased approximately $1.1 million or 41.6% over the comparable period in 2003 due primarily to a decrease in the average monthly revenue for ACIS placements and the remote viewing stations. The average monthly revenue for ACIS placements and remote viewing stations was approximately $3,495 and $386, respectively in the first quarter of 2004 as compared to $5,040 and $2,303, respectively for the comparable period in 2003. The decline in the average monthly revenue is primarily due to pricing concessions offered to our customers in response to lower reimbursement levels from 2003 to 2004 (See discussion following under “Uncertainties to Future Operations). The decline in revenue per unit per month for Access customers, or those with remote viewing stations, declined more than that for ACIS customers because Access accounts only receive the professional component of reimbursement, which fell much more substantially than the decline in overall reimbursement. We anticipate that the average monthly system revenue will remain at approximately the levels experienced in the first quarter of 2004 and that most if not all of the negative impact from reimbursement has been reflected in current revenue figures. We renegotiated new contracts with approximately 90% of our accounts based on the new levels of reimbursement. We believe that we will substantially retain this group of customers and that the net decline of twenty-one billing systems that took place in the first quarter will not continue to any significant degree going forward. In February 2004, we gave notice of termination to our largest customer, US Labs, so that ChromaVision could provide technical services to our Access customers. Our existing contractual relationship with US Labs will end in July 2004. We intend to transition these customers to the new ChromaVision laboratory operation and expect to see new revenue from these services increasing over the next several quarters. Although, it is not known how many of the current Access customers will elect to transition from US Labs to ChromaVision, we believe that most will continue to use ChromaVision’s FDA approved, proprietary technology.

     Revenue — System sales. Revenue for the three months ended March 31, 2004 increased approximately $187,000 or 101.6% over the comparable period in 2003 due primarily to an increase in the number of units sold. Three systems were sold during the first quarter of 2004 as compared to one during the comparable period in 2003. System sales contributed 19.2% of total revenue for the first quarter of 2004 as compared to 6.5% for the comparable period in 2003. Revenue from system sales can fluctuate significantly principally due to the infrequent and limited number of system sales. We have placed a greater emphasis on selling ACIS systems to research and biopharma accounts and anticipate that system sale revenue will become a larger component of total revenue in the future. These efforts will be facilitated by an increase in sales staff for these purposes and greater development of ACIS system features most attractive to this customer segment.

     Cost of revenue. Cost of revenue for the three months ended March 31, 2004 increased approximately $67,000, or 7.8% over the comparable period in 2003, due primarily to the increase in system placements. Cost of revenue primarily consists of cost for manufacturing the ACIS, which includes the cost for direct material, labor costs and manufacturing overhead. For fee-per-use revenue the cost of the ACIS is depreciated over a three-year time period and for a system sale the entire cost of the ACIS system is recognized at the time of sale. The gross margin, as a percentage of total revenue for the three months ended March 31, 2004 was 52.1% as compared to 69.9% for the comparable period in 2003. The gross margin decrease is primarily due to the lower revenue per unit for ACIS and Access, remote viewing systems.

     Selling, general and administrative expenses. Expenses for the three months ended March 31, 2004 increased approximately $0.2 million, or 6.6% over the comparable period in 2003. The increase for the three-month period includes combined severance, bonus and stock option expense of $0.2 million and Safeguard’s combined charges for interim CEO management and corporate governance consultants of $0.1 million. These charges were offset, in part, by lower headcount from our third quarter 2003 workforce reduction and lower costs of depreciation and travel costs. Included in selling, general and administrative expenses are new general and administrative start-up costs for 2004 related to the previously announced introduction of new oncology services. These costs, which approximated $600,000, of which approximately $200,000 was capitalized to property, plant and equipment, in the first quarter of 2004, are initially directed at the development of ChromaVision’s in-house Access technical services capability. These costs will continue to be an increasing component of total costs in future periods.

     Research and development expenses. Expenses for the three months ended March 31, 2004 decreased by approximately $0.1 million or 9.3%, over the comparable period in 2003. The decrease for the three-month period is due to the reduction in personnel costs as a result of the third quarter 2003 workforce reduction. We believe that sufficient resources exist currently to support the development of new features for the clinical and research markets. These new development activities, which are intended to produce features that could expand the volume of clinical tests supported by ACIS and increase the attractiveness of the ACIS as a tool for researchers, are important to increasing clinical system test volume, expanding the count of clinical system placements, and increasing research system sales.

     Other income(expense). Other expense for the three months ended March 31, 2004 totaled $61,000, compared to $8,000 of other income for the comparable period of 2003, and consisted of approximately $71,000 of interest expense offset by approximately $11,000 on interest income. The interest expense is due to the borrowings under our $3.0 million equipment financing agreement, which began in September 2003. No borrowings under the equipment financing agreement, or any other credit facility, existed during the first quarter of 2003. The $11,000 of interest income for the first quarter of 2004 compares to $8,000 of interest income for the comparable period of 2003. The increase in interest income is primarily the result of higher cash balances in the first quarter of 2004 compared to the first quarter of 2003.

Uncertainties as to Future Operations

     The year 2000 was our first full year of commercial activity during which we focused primarily on marketing and sales of the ACIS system as our menu of capabilities performed with the ACIS expanded and gained commercial acceptance. While we have made significant progress, we still face significant uncertainties, including those discussed below under “Risk Factors” and “Liquidity and Capital Resources,” which include our ability to achieve market acceptance of the ACIS, our ability to ensure satisfactory reimbursement by Medicare and other third party insurance carriers under new billing codes which have been established for image analysis-based testing effective as of January 1, 2004 and our ability to execute on our business plan to begin providing additional services.

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

     Effective April 1, 2003, the CMS instituted a National Correct Coding Initiative (NCCI) edit. The NCCI edit significantly reduced from April 1, 2003 to December 31, 2003 the amount of reimbursement previously paid by Medicare for services involving automated image analysis by limiting the codes that would be accepted for reimbursement for ACIS-based services. The CMS edit applied directly only to Medicare patients. We estimate that 25 to 35% of ACIS-based services are performed for Medicare beneficiaries. We believe that, before the edit, the majority of our customers were being reimbursed approximately $200 per test. Under the NCCI interim edit (effective until December 31, 2003) customers were reimbursed about $85 per test for Medicare patients. During this time, the edit was adopted to a limited degree by other third-party payers.

     A new CPT code for image analysis went into effect on January 1, 2004. Under the new code, the total Medicare reimbursement for ACIS-based procedures performed in physician offices or independent laboratories is approximately $140 per test, reflecting a technical component of approximately $85 and a professional component of approximately $55. The technical component involves preparation of the patient sample and running the test on the ACIS, while the professional component involves the physician’s reading and evaluation of the test results. The actual amount varies based upon a geographic factor index for each state and may be higher or lower than the amounts indicated above in particular cases based on one’s geographic location.

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

     The reduction of reimbursement resulting from the NCCI edit and the 2004 interim valuations for ACIS-based procedures will not only reduce revenue for current ACIS customers, but also may result in system returns or cancellations by current customers and may also negatively impact future placements of ACIS. ChromaVision is in the process of determining the ultimate impact of this code on our customers and our business. In addition, because of the increase in the technical component to reimbursement, ChromaVision is required to enter into new contracts with the hospitals that often prepare the slides for analysis. Hospitals typically have longer buying cycles and a more extensive contract evaluation process then the pathology practitioner which may delay the implementation of these contracts. At the same time, ChromaVision’s current pathologist customers, for whom professional service reimbursement has been reduced from approximately $150 to $55 per test, will require more significant rate reductions. The creation of these “split billing” agreements, where ChromaVision will seek fees from both a hospital and pathology practice, have the potential to be difficult to implement and could cause delays in coming to a rate agreement.

     Due to the change in reimbursement effective January 1, 2004, our sales representatives have focused considerable efforts, during the first quarter of 2004, on renegotiating many of the fee-per-use contracts. As a result, we have experienced a reduction in system placements and fee-per-use revenue during the first quarter of 2004, as compared with previous quarters in 2003. Approximately 90% of our contracts have been renegotiated as of March 31, 2004. New sales efforts will now be substantially focused on system placement expansion and continued support of our existing base of installations.

     We face risks that our ACIS and remote Access viewing systems may become obsolete or their market value may decline below their manufacturing cost. These risks have increased due to the recent slowdown in system placements and increase in system returns. Some of these risks are mitigated by the depreciation of these systems as they become engaged in service and our ability to upgrade these systems, at a relatively low cost, to meet new application demands.

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

     Other uncertainties affecting our business include our ability to implement our new business initiatives, including transitioning from our primary imaging provider to providing our laboratory services in-house and to collaborate successfully with other companies, universities and research centers to develop, initiate and complete clinical trials of new applications for the ACIS and obtain governmental approvals for the applications. Although we have recently hired many individuals with experience in operating and building out laboratory services, we do not have an historical or demonstrated competency in reference laboratory service provision and may, therefore, have a difficult time in transitioning new customers to its new laboratory services operation. Lack of success in these efforts could have a material adverse effect on the future results of our operation and our ability to generate sufficient cash flow to fund operations.

Liquidity and Capital Resources

     At March 31, 2004, we had approximately $12.0 million of cash and cash equivalents. On April 27, 2004, we consummated the final closing of our March 2004 financing by private placement which resulted in additional net proceeds of approximately $12.0 million. Cash used in operating activities was $1.2 million in the first quarter of 2004 due primarily to our net loss of $3.3 million offset by non-cash charges of $0.7 million for depreciation and $0.2 million for stock and other compensation. Cash used in investing activities of $1.2 million consisted of capital expenditures related primarily to the manufacture of the ACIS systems placed with customers in the first quarter of 2004 and expenditures for new laboratory equipment in support of our expanded laboratory and biopharma services. The rate of capital expenditures, as it relates to ACIS and ACCESS equipment purchases for the remainder of 2004, is expected to be relatively lower than prior years, particularly in the first half of the year, due to the reduced backlog of signed contracts for new system placements at the end of 2003. Slow contract signings in the second half of 2003 and the first quarter of 2004 were due primarily to the reduction in Medicare reimbursement amounts for ACIS testing and a focus on renegotiating current fee-per-use contracts, as previously discussed above. Contract signings and related placements of new systems and sales of systems to the research markets are expected to increase in the second half of 2004. We believe that contract signings for new laboratory services, both those related to Access technical services as well as those for broader cancer diagnostic services, will also increase in the second half of 2004 as we build out and establish these service capabilities at that time. In addition, because of a management decision in the third quarter of 2003 to terminate agreements with low performing accounts and a limited number of customer cancellations, we have an increase in the supply of returned equipment that is available for placement with new accounts in the future. We believe that we will be able to place this supply of returned equipment with new customers.

     Our business plan also anticipates placing ACIS and ACCESS instruments with users and charging a fee-per-use for each time the instrument is used to perform a test or to alternatively to sell these systems to research customers. The manufacture of these instruments will require a significant outlay of cash, subject to the near term supply of returned equipment noted above, for which revenues will be recognized over the lease term. We intend to fund these expenditures with our current cash resources, with the funds available under our $3.0 million revolving line of credit, and with new equipment financing specifically directed towards our new laboratory equipment acquisitions. While we believe that these resources will be adequate to support the entirety of our business expansion needs, both for new system placements as well as for the broader build out of the laboratory facilities, we intend to increase our mix of system sales to per use contracts to generate more cash. The majority of these sales will be to research accounts. We also intend a “modified” sale transaction with clinical customers that will include a combination of up front purchase cost and long term per-use license fees for future test volumes. This latter approach is one that best fits our smaller ACIS accounts, those with lower test volumes, and that improves the overall economics for these customers.

     Cash provided from financing activities during the first quarter of 2004 was $12.7 million primarily due to the completion of a $5.0 million private placement of our common stock with Safeguard in February 2004 and the initial $7.9 million, net of $0.5 million offering costs, portion of a $21.0 million private placement of our common stock to a limited number of accredited investors in March 2004. Both of these financing transactions are described below. In addition, we paid down approximately $0.2 million of the outstanding GE equipment financing.

     In February 2003, we entered into a $3.0 million revolving credit agreement with Comerica Bank-California (NYSE: CMA). This one-year agreement was renewed for a second year to February 2005. The borrowings under the line of credit will be used for working capital purposes and will bear interest at Comerica’s prime rate plus one-half percent. The agreement also includes a one-time facility fee of $15,000, a fee of 0.25% on the unused balance of the line of credit, various restrictive covenants and requirements to maintain certain financial ratios. Borrowings under the line of credit are guaranteed by Safeguard in exchange for a one-time fee of $15,000 and an amount equal to 4.5% per annum of the daily-weighted average principal balance outstanding under the line of credit. We failed to satisfy certain financial covenants related to tangible net worth under the loan agreement as of the end of August 2003, and in October 2003 the lender waived these failures to satisfy the covenants and agreed to modify the covenants. The amended agreement that began in February 2004 now has only one financial covenant related to tangible net worth, which must be greater than $1 through June 30, 2004 and greater than $(2,000,000) thereafter. We were in compliance with the revised covenants at March 31, 2004 and management believes that it will remain in compliance throughout the remaining term of the agreement. As of March 31, 2004, $3.0 million was available under the line of credit.

     In August 2003, we entered into a $3.0 million equipment financing agreement with GE Capital. The loan principal amortizes ratably over a 33-month term. The borrowings under the equipment financing agreement are being used for working capital purposes and bear interest at 600 basis points over the three year treasury constant maturities rates (2.16% at 9/19/03 or time of borrowing). The agreement also provides for an incremental $2.0 million of financing availability upon reaching certain system placement objectives, various restrictive covenants, maintenance of certain financial ratios and a collateral monitoring fee of $5,000 per year. In September 2003, the entire $3.0 million available under the financing agreement was borrowed with an interest rate of 8.16%. As of March 31, 2004, $2.6 million of debt remains outstanding with approximately $1.1 million of the debt classified as current and $1.5 million as long-term.

     Borrowings under the equipment financing agreement with GE Capital are secured by substantially all of our assets. The agreement with GE Capital incorporates some of the restrictive covenants and certain other requirements of the Comerica revolving credit agreement, including any subsequent amendments granted by Comerica with respect to the incorporated covenants. The agreement with GE Capital also includes a provision whereby a material adverse change to our financial condition could be considered an event of default. We believe, however, that based on current operations, committed borrowings, the $5.0 million received from the private placement with Safeguard Delaware, Inc. in February 2004 and the $21.0 million equity financing in March 2004, that we will remain in compliance with its debt covenants over the next twelve months and that it is not probable that GE Capital will exercise the material adverse change clause as an event of default.

     On February 10, 2004, we completed a private placement of 2,295,230 shares of common stock and a warrant to purchase shares of common stock to Safeguard for a purchase price of $5.0 million. The warrant issued to Safeguard, which is exercisable until March 1, 2008, as amended, is currently exercisable to purchase 344,285 shares of common stock for an exercise price of $2.95 per share. In connection with this private placement transaction, we entered into a registration rights agreement giving Safeguard certain rights to have the purchased shares registered under the Securities Act of 1933, as amended.

     On March 25, 2004, we entered into a securities purchase agreement with a limited number of accredited investors pursuant to which we agreed to issue and the investors agreed to purchase 10,500,000 shares of common stock for an aggregate purchase price of $21.0 million or $2.00 per share, together with warrants to purchase an additional 1,575,000 shares of common stock at an exercise price of $2.75 per share for an aggregate purchase price of $21.0 million (we refer to this financing as the “March 2004 financing”). The warrants issued in this transaction are exercisable for a period of four years after the date they are issued. We structured this transaction so that a portion of the common stock and warrants issued (4,200,000 shares of common stock and warrants to purchase 630,000 shares of common stock for aggregate gross proceeds of $8.4 million) were issued at an initial closing that occurred on March 31, 2004. The remaining shares and warrants to be issued in the transaction were issued at a subsequent closing which occurred on April 27, 2004. Safeguard was one of the purchasers in the March 2004 financing and acquired 3,750,000 shares of common stock and warrants to purchase 562,500 shares of common stock for an aggregate investment of $7.5 million. Each of the purchasers in the March 2004 financing was granted a preemptive right to purchase its pro rata share of 49.9% of any new equity securities that we may issue on or prior to March 31, 2005. Safeguard had previously been granted preemptive rights, which it waived in connection with the March 2004 financing, except to the extent that it purchased securities in the March 2004 transaction. In connection with the March 2004 financing, we entered into a registration rights agreement giving the investors certain rights to have the purchased shares registered under the Securities Act of 1933, as amended.

     We believe that our existing cash resources, which includes the proceeds from the two equity financing transactions completed in the first quarter of 2004, as described above, the available $3.0 million revolving line of credit, the $3.0 million equipment financing agreement and the $2.0 million still available on the equipment financing agreement will be sufficient to satisfy the cash needs of our existing operations during the next twelve months and will enable us to stay in compliance with our debt agreements. Over the longer term, we may need to seek additional debt or equity financing to fund our ongoing operations, development activities, clinical studies and/or regulatory activities. There can be no assurance that we will be able to obtain additional debt or equity financing when needed or on terms that are favorable to us and our stockholders. Furthermore, if additional funds are raised through an equity or convertible debt financing, our stockholders may experience significant dilution.

     We currently lease our corporate headquarters and manufacturing facility under an operating lease arrangement. The lease expired in February 2004 and we exercised our option to extend the lease one-year. Our purchase obligations represent commitments primarily for the purchase of materials for the manufacture of our ACIS units.

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

     At March 31, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

New Accounting Standards

     Several new accounting standards have been issued that were adopted in 2003. None of these standards had a material impact on the Company’s financial position, results of operations, or liquidity. See Note 6 of Notes to the Condensed Consolidated Financial Statements.

RISK FACTORS

     Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and other reports we have filed with the Securities and Exchange Commission. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of these risks are realized, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

Risks Related to our Business

Our existing business is highly dependent on increased market acceptance of the ACIS, and it is uncertain whether the ACIS will achieve that acceptance.

     Increased market acceptance of the ACIS depends on a number of variables, including, but not limited to, the following:

•	the ability of the ACIS to perform as expected;

•	acceptance by patients, physicians, third party payors and laboratories of the ACIS to run the tests performed using it;

•	our ability to develop a significant number of tests performed with the ACIS;

•	the amount of reimbursement by third party payors for a test performed using the ACIS;

•	the effectiveness of marketing, distribution and pricing strategy;

•	availability of alternative and competing diagnostic products; and

•	scientific studies and other publicity concerning ACIS or competitive products.

     The future commercial success of our products will depend primarily on convincing research, reference and clinical laboratories to evaluate and offer these products as research tools for scientists and clinical investigators and as diagnostic products to physicians, laboratory professionals and other medical practitioner and convincing physicians, laboratory professionals and other medical practitioners to order tests for their patients involving our technologies. To accomplish this, we will need to convince oncologists, pathologists and other members of the medical and biotechnology communities of the benefits of our products. Additionally, if ongoing or future clinical trials result in unfavorable or inconsistent results, these products may not achieve market acceptance. Even if the efficacy of our future products and services are established, physicians may elect not to use them for a number of reasons. These reasons might include the training required for their use or unfavorable reimbursement from health care payors.

We have a history of operating losses, and our future profitability is uncertain.

     Since our inception in 1993 as a division of XL Vision, Inc., we have incurred operating losses in every year, principally associated with the research and development of our ACIS technology, the conduct of clinical trials, preparation of regulatory clearance filings and the development of our sales and marketing organization to commercialize the ACIS. Although leasing and sales of the ACIS have been encouraging since we began the commercial distribution of the ACIS in late 1999, we may not be able to achieve profitable operations at any time in the future.

     Because our operating expenses are likely to increase significantly in the near term due in part to our expansion into laboratory services, we will need to generate significant additional revenue to achieve profitability. We expect our losses to continue to increase as a result of ongoing research and development and clinical trial expenses, as well as increased manufacturing, sales and marketing expenses. We are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and then maintain profitability, the market value of our common stock will decline.

We have limited experience in providing laboratory and other services.

     We have recently begun providing reference laboratory services in-house beginning in April 2004 and we may also begin to provide additional, oncology-focused laboratory services that complement our image analysis and certified ACCESS reference laboratory services. The success and viability of these initiatives is dependent on a number of factors including:

•	our ability to develop and provide services that we have not previously provided;

•	adequate reimbursement;

•	medical efficacy as demonstrated by clinical studies and governmental clearances; and

•	governmental clearances, governmental regulations and expansion of the menu of tests performed by ACIS to bring greater economies of scale to our accounts operations.

     We may not be successful in any of these areas, we may experience difficulties that could delay or prevent the successful development, introduction and marketing of these services, and we may not adequately meet the demands of the marketplace or achieve market acceptance. Our inability to accomplish any of these endeavors may have a material adverse effect on our business, operating results and financial condition.

We may require additional financing, and it is uncertain whether that financing will be available.

     We currently estimate that our existing capital resources will enable us to sustain operations for the foreseeable future. We have expended and will continue to expend substantial funds for research and development, clinical trials and manufacturing and marketing of our system. In addition we will expend substantial funds in implementing our new business initiatives, including our plans to provide reference laboratory services and other oncology-focused laboratory services. We will need capital sooner than currently expected if our new business initiatives are not successful or we fail to achieve the level of revenues from applications and our other services in the time frame contemplated by our business plan.

     Our present and future funding requirements will also depend on certain external factors, including, among other things:

•	the level of research and development investment required to maintain and improve our technology position;

•	costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	our need or decision to acquire or license complementary technologies or acquire complementary businesses;

•	competing technological and market developments; and

•	changes in regulatory policies or laws that affect our operations.

     We do not know whether additional financing will be available on commercially acceptable terms when needed. If adequate funds are not available or are not available on commercially acceptable terms, we might be required to delay, scale back or eliminate some or all of our development activities, new business initiatives, clinical studies and/or regulatory activities or to license to third parties the right to commercialize products or technologies that we would otherwise seek to commercialize ourselves.

We have recently terminated our relationships with reference laboratory partners, including our largest customer, which could have a negative impact on our revenue .

     During the past several years, we have had reference laboratory partners service our remote pathology ACIS users by performing the technical and professional component of analysis such as staining and image scanning. US LABS, Inc. and Esoterix, Inc. are two national reference laboratory partners that have provided these services. In February 2004, we notified US LABS. Inc. and Esoterix, Inc. that we would end our relationship with them and begin to provide in-house laboratory services to support our growing ACCESS remote pathology program.

     For the year ended December 31, 2003, US LABS was our largest customer and accounted for approximately 7% of our revenues. Our decision to in-source the provision of laboratory staining and ACIS image scanning services could have a negative impact on revenue depending on the extent to which we are successful in retaining our existing customers and attracting new customers to our laboratory service offering.

We have limited manufacturing experience and may encounter difficulties as we undertake to manufacture our system in increasing quantities.

     We have limited commercial manufacturing experience and capabilities. We may encounter significant delays and incur significant unexpected costs in scaling-up our manufacturing operations. In addition, we may encounter delays and difficulties in hiring and training the workforce necessary to manufacture the ACIS in the increasing quantities required for us to achieve profitability. The failure to scale-up manufacturing operations successfully, in a timely and cost-effective manner, could have a material adverse effect on our revenues and income. We believe that we have adequate manufacturing capacity to meet anticipated demand for 2004. However, in order to meet demand thereafter, we will have to expand our manufacturing processes and facilities or rely on third-party manufacturers. We might encounter difficulties in expanding our manufacturing processes and facilities or in developing relationships with third-party manufacturers. If we are unable to overcome these difficulties our ability to meet product demand could be impaired or delayed.

We may not successfully manage our growth.

     Our success will depend upon the expansion of our operations and the effective management of our growth. We expect to experience growth in the scope of our operations and services and the number of our employees. If we grow significantly, such growth will place a significant strain on management and on administrative, operational and financial resources. To manage any growth, we would need to expand our facilities, augment our operational, financial and management systems, internal controls and infrastructure and hire and train additional qualified personnel. Our future success is heavily dependent upon growth and acceptance of our future products and services. If we are unable to scale our business appropriately or otherwise adapt to anticipated growth and new product introduction, our business and financial condition may be harmed.

The medical imaging technology market is characterized by rapid technological change, frequent new product introductions and evolving industry standards.

     The introduction of diagnostic tests embodying new technologies and the emergence of new industry standards can render existing tests obsolete and unmarketable in short periods of time. We expect competitors to introduce new products and services and enhancements to existing products and services. The life cycles of tests using the ACIS, and of the ACIS itself, are difficult to estimate. Our future success will depend upon our ability to enhance our current tests, to develop new tests, and to enhance and continue to develop the hardware and software included in the ACIS, in a manner that keeps pace with emerging industry standards and achieves market acceptance. Our inability to accomplish any of these endeavors will have a material adverse effect on our business, operating results and financial condition.

We face substantial existing competition and potential new competition from others pursuing technologies for imaging systems.

     We compete in a highly competitive industry. ACIS was first released in 1997 for use in research as an imaging system for the detection of rare cellular events. The primary application was for the detection of cytokeratin positive cells in bone marrow. At that time, the most significant competition to the ACIS for this application was manual microscopy and cell-based techniques such as PCR and flow cytometry.

     A natural progression for ChromaVision and the ACIS was to penetrate the manually intensive Immunohistochemistry (“IHC”) tissue market with initial focus on the breast cancer market. All of the major IHC reagent manufacturers are looking at quantitative IHC and image analysis as a critical requirement for their future growth and expansion into new markets. Companies such as DAKO, Ventana and BioGenex have greater IHC market share and more pathologist relationships than we do. They also have two of the critical system components needed to drive standardization—reagents and staining automation. Other imaging companies such as TriPath and Applied Imaging are currently expanding into this market. Advancements in the field of proteomics and the advent of new protein-based therapies will bring increased competition to this market segment and such competition could adversely affect our earnings and cash flow.

     The clinical laboratory business is intensely competitive both in terms of price and service. This industry is dominated by several national independent laboratories, but includes many smaller niche and regional independent laboratories as well. Large commercial enterprises, including Quest Diagnostics and LabCorp, have substantially greater financial resources and may have larger research and development programs and more sales and marketing channels than we do, enabling them to potentially develop and market competing assays. These enterprises may also be able to achieve greater economies of scale or establish contracts with payor groups on more favorable terms. Smaller niche laboratories compete with us based on their reputation for offering a narrow test menu. Academic and regional institutions generally lack the advantages of the larger commercial laboratories but still compete with us on a limited basis. Pricing of laboratory testing services is one of the significant factors often used by health care providers in selecting a laboratory. As a result of the clinical laboratory industry undergoing significant consolidation, larger clinical laboratory providers are able to increase cost efficiencies afforded by large-scale automated testing. This consolidation results in greater price competition. Once we begin to provide laboratory services, we may be unable to increase cost efficiencies sufficiently, if at all, and as a result, our net earnings and cash flows could be negatively impacted by such price competition.

     Competition in the pharmaceutical and biotechnology industries, and the medical devices and diagnostic products segments in particular, is intense and has been accentuated by the rapid pace of technological development. Our competitors in this area include large diagnostics and life sciences companies. Most of these entities have substantially greater research and development capabilities and financial, scientific, manufacturing, marketing, sales and service resources than we do. Some of them also have more experience than we do in research and development, clinical trials, regulatory matters, manufacturing, marketing and sales.

     Because of their experience and greater research and development capabilities, our competitors might succeed in developing and commercializing technologies or products earlier and obtaining regulatory approvals and clearances from the FDA more rapidly than we. Our competitors also might develop more effective technologies or products that are more predictive, more highly automated or more cost-effective, and that may render our technologies or products obsolete or non-competitive.

We rely significantly on third-party manufacturers.

     We rely currently and intend to continue to rely significantly in the future on third-party manufacturers to produce many of the component technologies used in our ACIS device. We are dependent on these third-party manufacturers to perform their obligations in a timely and effective manner and in compliance with FDA and other regulatory requirements. If these third-party manufacturers fail to perform their obligations, our competitive position and ability to generate revenue could be adversely affected.

     If the suppliers we rely on in the manufacturing of our products were unable to supply us with necessary components, we might be unable to satisfy product demand, which would negatively impact our business. In addition, if any of these components are no longer available in the marketplace, we will be forced to further develop our technologies to incorporate alternate components. If we incorporate new components or raw materials into our products we might need to seek and obtain additional approvals or clearances from the FDA or foreign regulatory agencies, which could delay the commercialization of these products.

Our strategy for the development and commercialization of the ACIS platform contemplates collaborations with third parties, making us dependent on their success.

     We have entered into and intend to continue to enter into corporate collaborations for the development of new applications, clinical collaborations with respect to tests using the ACIS and strategic alliances for the distribution of the ACIS and our other products. We, therefore, depend upon the success of third parties in performing their responsibilities. We cannot assure you that we will be able to enter into arrangements that may be necessary in order to develop and commercialize our products, or that we will realize any of the contemplated benefits from these arrangements. Furthermore, we cannot assure you that any revenues or profits will be derived from our collaborative and other arrangements.

     We do not have the ability to independently conduct the clinical trials required to obtain regulatory clearances for our applications. We intend to rely on third-party expert clinical investigators and clinical research organizations to perform these functions. If we cannot locate and enter into favorable agreements with acceptable third parties, or if these third parties do not successfully carry out their contractual obligations, meet expected deadlines or follow regulatory requirements, including clinical laboratory, manufacturing and good clinical practice guidelines, then we may be the subject of an enforcement action by the FDA or some other regulatory body, and may be unable to obtain clearances for our products or to commercialize them on a timely basis, if at all.

Failure in our information technology systems could disrupt our operations.

     Our success will depend, in part, on the continued and uninterrupted performance of our information technology systems. Information systems are used extensively in virtually all aspects of our business, including laboratory testing, billing, customer service, logistics and management of medical data. Our success depends, in part, on the continued and uninterrupted performance of our information technology, or IT, systems.

     Our computer systems are vulnerable to damage from a variety of sources, including telecommunications failures, malicious human acts and natural disasters. Moreover, despite reasonable security measures we have implemented, some of our information technology systems are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems, in part because we conduct business on the Internet and because some of these systems are located at third party web hosting provider and we cannot control the maintenance and operation of the data centers. Despite the precautions we have taken, unanticipated problems affecting our systems could cause interruptions in our information technology systems, leading to lost revenue, deterioration of customer confidence, or significant business disruption. Our business, financial condition, results of operations, or cash flows could be materially and adversely affected by any problem that interrupts or delays our operations.

If a catastrophe were to strike our facility, we would be unable to operate our business competitively.

     We currently assemble, test and release our ACIS device at our facility located in San Juan Capistrano, California. Our specimen processing facilities, our clinical laboratory, and our corporate offices are located in the same site. We do not have alternative production plans in place or alternative facilities available at this time. If there are unforeseen shutdowns to our facility, we will be unable to satisfy customer orders on a timely basis.

     Our facilities may be affected by catastrophes such as fires, earthquakes or sustained interruptions in electrical service. Earthquakes are of particular significance to us because all of our clinical laboratory facilities are located in Southern, California, an earthquake-prone area. In the event our existing facilities or equipment are affected by man-made or natural disasters, we may be unable to process our customers’ samples in a timely manner and unable to operate our business in a commercially competitive manner.

Our ability to maintain our competitive position depends on our ability to attract and retain highly qualified managerial, technical and sales and marketing personnel.

     We believe that our continued success depends to a significant extent upon the efforts and abilities of our executive officers and our scientific and technical personnel. We are currently in the process of conducting a search for a Chief Executive Officer to replace our interim Chief Executive Officer, Michael Cola. The pool of individuals with relevant experience in biotechnology and diagnostic products in particular is limited, and it would be costly and time-consuming to replace any of our senior management or scientific personnel. We do not maintain key-person life insurance on any of our officers, scientific and technical personnel or other employees. The loss of any of our executive officers or senior managers could have a material adverse effect on our business, operating results and financial condition.

     Furthermore, our anticipated growth and expansion will require the addition of highly skilled technical, management, financial, sales and marketing personnel. In particular, we may encounter difficulties in attracting a sufficient number of qualified California licensed laboratory scientists. Competition for personnel is intense, and our failure to hire and retain talented personnel or the loss of one or more key employees could have a material adverse effect on our business. Many members of our current senior management group have been recruited and hired over the past 18 months. These individuals may not be able to fulfill their responsibilities adequately and may not remain with us.

The reimbursement rate for ACIS-based services has recently been significantly reduced, which has resulted in a reduction of our revenues and results of operations.

     The majority of the sales of our products in the US and other markets will depend, in large part, on the availability of adequate reimbursement to users of these products from government insurance plans, including Medicare and Medicaid in the US, managed care organizations, private insurance plans and other third-party payors. The continued success of the ACIS depends upon its ability to replace or augment existing procedures that are covered and otherwise eligible for payment by the medical insurance industry.

     Prior to April 1, 2003, we had been successful in receiving widespread favorable reimbursement from the Medicare program and from other public and private payors. Effective April 1, 2003, the amount of reimbursement previously paid by Medicare for services involving automated image analysis was significantly reduced. The reduced reimbursement rate applied directly only to Medicare patients. We estimate that 25 to 35% of ACIS-based services are performed for Medicare beneficiaries. We believe that, before the reduction, the majority of our customers were being reimbursed approximately $200 per test. Under an interim reduced reimbursement rate (effective until December 31, 2003) customers were reimbursed about $85 per test for Medicare patients. During this time, other payers adopted the reduced reimbursement rate to a limited degree. A new reduced reimbursement rate to be used for image analysis went into effect on January 1, 2004. Under the new rate, the total Medicare reimbursement for ACIS-based procedures performed in physician offices or independent laboratories is approximately $140 per test, reflecting a technical component of approximately $85 and a professional component of approximately $55. The actual amount will also vary based upon a geographic factor index.

     The reduction of reimbursement for ACIS-based procedures has reduced revenue for current ACIS customers, may result in returns or cancellations by current customers and may negatively impact future placements of ACIS. We are in the process of determining the ultimate impact of this reduced reimbursement on our customers and our business. In addition, because of the increase in the technical component to reimbursement, we will be required to enter into new contracts with the hospitals that often prepare the slides for analysis. Hospitals have longer buying cycles and a more extensive contract evaluation process that may delay the implementation of these contracts. At the same time, our current pathologist customers, for whom professional service reimbursement has been reduced, will require more significant rate reductions in their contract terms with the Company. The creation of these “split billing” agreements, where ChromaVision will seek fees from both a hospital and pathology practitioner, have the potential to be difficult to implement and could cause delays in coming to agreement on contract rate terms.

     We are not able to fully assess or predict the impact of the changes in reimbursement levels on our business at this time, nor whether Medicare will review the medical necessity and appropriateness of amounts that have been paid in prior years, although it is likely that these reductions in reimbursement levels will impact our pricing, profitability and demand for testing.

Our net revenue will be diminished if payors do not adequately cover or reimburse for our services.

     There has been and will continue to be significant efforts by both federal and state agencies to reduce costs in government healthcare programs and otherwise implement government control of healthcare costs. In addition, increasing emphasis on managed care in the U.S. may continue to put pressure on the pricing of healthcare services. Uncertainty exists as to the reimbursement status of new assays. Third party payors, including governmental payors such as Medicare and private payors scrutinizing medical products and services and may not cover or may limit coverage and the level of reimbursement for our services. Third party insurance coverage may not be available to patients for any of our existing assays or assays we discover and develop. However, a substantial portion of the testing for which we bill our hospital and laboratory clients is ultimately paid by third party payors. Any pricing pressure exerted by these third party payors on our customers may, in turn, be exerted by our customers on us. If government and other third party payors do not provide adequate coverage and reimbursement for our assays, our net revenue may decline.

Managed care organizations are using capitated payment contracts in an attempt to shift payment risks.

     Managed care providers typically contract with a limited number of clinical laboratories and then designate the laboratory or laboratories to be used for tests ordered by participating physicians. The majority of managed care testing is negotiated on a fee-for-service basis at a discount. Such discounts have historically resulted in price erosion and we expect that they will negatively impact our operating margins once we commence offering laboratory services.

Third party billing is extremely complicated and will result in significant additional costs to us.

     Billing for laboratory services is extremely complicated. We plan to provide testing services to a broad range of healthcare providers. We consider a “payer” as the party that pays for the test and a “customer” as the party who refers tests to us. Depending on the billing arrangement and applicable law, we will need to bill various payers, such as patients, insurance companies, Medicare, Medicaid, doctors and employer groups, all of which have different billing requirements. Additionally, our billing relationships require us to undertake internal audits to evaluate for compliance with applicable laws and regulations as well as internal compliance policies and procedures. Insurance companies also impose routine external audits to evaluate payments made. This adds further complexity to the billing process.

     Among many other factors complicating billing are:

•	pricing differences between our fee schedules and the reimbursement rates of the payers;

•	disputes with payers as to which party is responsible for payment; and

•	disparity in coverage and information requirements among various carriers.

     We expect to incur significant additional costs as a result of our participation in Medicare and Medicaid programs, as billing and reimbursement for clinical laboratory testing is subject to considerable and complex federal and state regulations. These additional costs we expect to incur include those related to: (1) complexity added to our billing processes; (2) training and education of our employees and customers; (3) implementing compliance procedures and oversight; (4) legal costs; and (5) costs, associated with, among other factors, challenging coverage and payment denials and providing patients with information regarding claims processing and services, such as advanced beneficiary notices.

We may acquire other businesses, products or technologies in order to remain competitive in our market and our business could be adversely affected as a result of any of these future acquisitions.

     We may make acquisitions of complementary businesses, products or technologies. If we identify any additional appropriate acquisition candidates, we may not be successful in negotiating acceptable terms of the acquisition, financing the acquisition, or integrating the acquired business, products or technologies into our existing business and operations. Further, completing an acquisition and integrating an acquired business will significantly divert management time and resources. The diversion of management attention and any difficulties encountered in the transition and integration process could harm our business. If we consummate any significant acquisitions using stock or other securities as consideration, our shareholders’ equity could be significantly diluted. If we make any significant acquisitions using cash consideration, we may be required to use a substantial portion of our available cash. Acquisition financing may not be available on favorable terms, if at all. In addition, we may be required to amortize significant amounts of other intangible assets in connection with future acquisitions, which would harm our operating results.

Risks Related to Litigation and Intellectual Property

Product liability claims could subject us to significant monetary damage.

     The manufacture and sale of the ACIS and provision of laboratory and other services entails an inherent risk of product liability arising from an inaccurate, or allegedly inaccurate, test or diagnosis. Although we maintain product liability insurance and have not experienced any material losses to date, we cannot assure you that we will be able to maintain or acquire adequate product liability insurance in the future. Any product liability claim against us could have a material adverse effect on our reputation and revenues and income.

Clinicians or patients using our products or services may sue us and our insurance may not sufficiently cover all claims brought against us, which will increase our expenses.

     The development, marketing, sale and performance of healthcare services expose us to the risk of litigation, including professional negligence. Damages assessed in connection with, and the costs of defending, any legal action could be substantial. We may be faced with litigation claims which exceed our insurance coverage or are not covered under our insurance policy. In addition, litigation could have a material adverse effect on our business if it impacts our existing and potential customer relationships, creates adverse public relations, diverts management resources from the operation of the business or hampers our ability to perform assays or otherwise conduct our business.

If we use biological and hazardous materials in a manner that causes injury, we could be liable for damages.

     Our research and development activities sometimes involve the controlled use of potentially harmful biological materials, hazardous materials, chemicals and various radioactive compounds. We cannot completely eliminate the risk of accidental contamination or injury to third parties from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for any resulting damages, and any liability could exceed our resources or any applicable insurance coverage we may have. Additionally, we are subject on an ongoing basis to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. The cost of compliance with these laws and regulations is significant and could negatively affect our profitability if these costs increase substantially.

Any breakdown in the protection of our proprietary technology, or any determination that our proprietary technology infringes on the rights of others, could materially affect our business.

     Our commercial success will depend in part on our ability to protect and maintain our proprietary technology and to obtain and enforce patents on our technology. We rely primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. However, obtaining, defending and enforcing our patents and other intellectual property rights involve complex legal and factual questions. We cannot assure you that we will be able to obtain, defend or enforce our patent rights covering our technologies in the US or in foreign countries, or be able to effectively maintain our technologies as unpatented trade secrets or otherwise obtain meaningful protection for our proprietary technology. Moreover, we cannot assure you that third parties will not infringe, design around, or improve upon our proprietary technology or rights.

The healthcare industry has been the subject of extensive litigation regarding patents and other proprietary rights.

     If we are unable to protect our patents and proprietary rights, through litigation or otherwise, our reputation and competitiveness in the marketplace could be materially damaged. In February 2004, we filed suit against Applied Imaging Corporation alleging that Applied Imaging’s ARIOL SL-50 system infringes certain of our patents. Although we may initiate litigation to attempt to stop the infringement of our patent claims or to attempt to force an unauthorized user of our trade secrets to compensate us for the infringement or unauthorized use, patent and trade secret litigation is complex and often difficult and expensive, and would consume the time of our management and other significant resources. If the outcome of litigation is adverse to us, third parties may be able to use our technologies without payments to us. Moreover, some of our competitors may be better able to sustain the costs of litigation because they have substantially greater resources. Because of these factors relating to litigation, we may be unable to prevent misappropriation of our patent and other proprietary rights effectively.

If the use of our technologies conflicts with the intellectual property rights of third-parties, we may incur substantial liabilities and we may be unable to commercialize products based on these technologies in a profitable manner, if at all.

     Our competitors or others may have or acquire patent rights that they could enforce against us. If they do so, we may be required to alter our technologies, pay licensing fees or cease activities. If our technologies conflict with patent rights of others, third parties could bring legal action against us or our licensees, suppliers, customers or collaborators, claiming damages and seeking to enjoin manufacturing and marketing of the affected products. If these legal actions are successful, in addition to any potential liability for damages, we might have to obtain a royalty or licensing arrangement in order to continue to manufacture or market the affected products. A required license or royalty under the related patent or other intellectual property may not be available on acceptable terms, if at all.

     We may be unaware of issued patents that our technologies infringe. Because patent applications can take many years to issue, there may be currently pending applications, unknown to us, that may later result in issued patents upon which our technologies may infringe. There could also be existing patents of which we are unaware upon which our technologies may infringe. In addition, if third parties file patent applications or obtain patents claiming technology also claimed by us in pending applications, we may have to participate in interference proceedings in the US Patent and Trademark Office to determine priority of invention. If third parties file oppositions in foreign countries, we may also have to participate in opposition proceedings in foreign tribunals to defend the patentability of the filed foreign patent applications. We may have to participate in interference proceedings involving our issued patents or our pending applications.

     If a third party claims that we infringe upon its proprietary rights, any of the following may occur:

•	we may become involved in time-consuming and expensive litigation, even if the claim is without merit;

•	we may become liable for substantial damages for past infringement, including possible treble damages for allegations of willful infringement, if a court decides that our technologies infringe upon a competitor’s patent;

•	a court may prohibit us from selling or licensing our product without a license from the patent holder, which may not be available on commercially acceptable terms, if at all, or which may require us to pay substantial royalties or grant cross licenses to our patents; and

•	we may have to redesign our product so that it does not infringe upon others’ patent rights, which may not be possible or could require substantial funds or time.

     If any of these events occurs, our business will suffer and the market price of our common stock will likely decline.

     For example, in our lawsuit against Applied Imaging, Applied Imaging has filed a response and a countersuit in the United States District Court for the Southern District of California asserting that ChromaVision infringed upon its United States Patent No. 6,633,662 entitled, “Identification of Objects of Interest Using Multiple Illumination Schemes and Finding Overlay of Features In Corresponding Multiple Images.” Applied Imaging Corporation is seeking an injunction against ChromaVision’s continued manufacture, sale and use of the alleged infringing Automated Cellular Imaging System (ACIS®) in the United States and enhanced economic damages for ChromaVision’s alleged willful infringement. In addition to the patent infringement claim, Applied Image asserts ChromaVision intentionally interfered with Applied Image’s business relationships, misappropriation of valuable trade secrets, and unfair business practices and competition. Relief sought in this counter suit is estimated to exceed $20.0 million. ChromaVision believes that these allegations are without merit and intends to fully and vigorously defend and contest each of the allegations made by Applied Imaging Corporation.

Adversary proceedings could subject us to monetary or other damages

     IMPATH, Inc, as a debtor-in-possession, has commenced an adversary proceeding in Bankruptcy Court in the Southern District of New York against ChromaVision, Richard J. Cote, Heather Creran and Horacio Vall. Mr. Cote is a former director of IMPATH and Ms. Creran and Mr. Vall are each former employees of IMPATH. Mr. Cote, Ms. Creran and Mr. Vall are currently employed by or under a consulting relationship with ChromaVision. The complaint alleges, among other things, that Mr. Cote, Ms. Creran and Mr. Vall have, among other things, misappropriated certain of IMPATH’s alleged trade secrets, breached fiduciary duties and unlawfully solicited former IMPATH employees to commence employment with ChromaVision. The lawsuit also alleges that ChromaVision aided and abetted these individuals in connection with these alleged actions and that ChromaVision breached a non-disclosure agreement with IMPATH. While we believe that the allegations are without merit and we intend to fully and vigorously defend and contest each of the allegations, an adverse determination in this litigation could adversely affect our business.

Risks Related to Regulation of our Industry

FDA regulations and those of other regulatory agencies can cause significant uncertainty, delay and expense in introducing new applications for the ACIS and present a continuing risk to our ability to offer applications.

     As a medical device, our ACIS product is subject to extensive and frequently changing federal, state and local governmental regulation in the United States and in other countries. The United States Food and Drug Administration (FDA) as well as various other federal and state statutes and regulations, govern the development, testing, manufacture, labeling, storage, record keeping, distribution, sale, marketing, advertising and promotion and importing and exporting of medical devices. Failure to comply with applicable governmental requirements can result in fines, recall or seizure of products, total or partial suspension of production, withdrawal of existing product approvals or clearances, refusal to approve or clear new applications or notices and criminal prosecution. In addition, changes in existing laws or regulations, or new laws or regulations, may delay or prevent us from marketing our products or cause us to reduce our pricing.

If we are not able to obtain all of the regulatory approvals and clearances required to commercialize our products, our business would be significantly harmed.

     Regulatory clearance or approval of applications for the ACIS, including the related software, may be denied or may include significant limitations on the indicated uses for which it may be marketed. The FDA actively enforces the prohibition on marketing products that have not been approved or cleared and also imposes and enforces strict regulations regarding the validation and quality of manufacturing, which are enforced through periodic inspection of manufacturing facilities. Foreign countries have comparable regulations.

     In most cases, the development and commercialization of additional diagnostic applications in the U.S. will require either pre-market notification, or 510(k) clearance, or pre-market approval (PMA) from the FDA prior to marketing. The 510(k) clearance pathway usually takes from two to twelve months from submission, but can take longer. The pre-market approval pathway is much more costly, lengthy, uncertain and generally takes from one to two years or longer from submission. We do not know whether we will be able to obtain the clearances or approvals required to commercialize these products.

     Applications submitted for FDA clearance or approval will be subject to substantial restrictions, including, among other things, restrictions on the indications for which we may market these products, which could result in lower revenues. The marketing claims we will be permitted to make in labeling or advertising regarding our cancer diagnostic products, if cleared or approved by the FDA, will be limited to those specified in any clearance or approval. In addition, we are subject to inspection and marketing surveillance by the FDA to determine our compliance with regulatory requirements. If the FDA finds that we have failed to comply with these requirements, it can institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions, including:

•	fines, injunctions and civil penalties;

•	recall or seizure of our products;

•	operating restrictions, partial suspension or total shutdown of production;

•	denial of requests for 510(k) clearances or pre-market approvals of product candidates;

•	withdrawal of 510(k) clearances or pre-market approvals already granted; and

•	criminal prosecution.

     Any of these enforcement actions could affect our ability to commercially distribute our products in the US and may also harm our ability to conduct the clinical trials necessary to support the marketing, clearance or approval of additional applications.

We cannot predict the extent of future FDA regulation of our in-house diagnostic laboratory services.

     Neither the FDA nor any other governmental agency currently fully regulates the new in-house diagnostic laboratory services that we may develop and market to physicians, laboratory professionals and other medical practitioners. These tests are commonly referred to as “home brews.” FDA maintains that it has the authority to regulate home brews under the Federal Food, Drug, and Cosmetic Act as medical devices, however, as a matter of enforcement discretion, has decided not to exercise its authority. FDA is currently assessing the feasibility of applying additional regulatory controls over in-house diagnostic laboratory testing. We cannot predict the extent of future FDA regulation and there can be no assurance that the FDA will not require in-house diagnostic laboratory testing to receive premarketing clearance, or premarket approval prior to marketing. Additional FDA regulatory controls over our in-house diagnostic laboratory services could add substantial additional costs to our operations, and may delay or prevent our ability to commercially distribute our products in the U.S.

Our medical devices, facilities and products are subject to significant quality control oversight and regulations.

Manufacturers of medical devices are subject to federal and state regulation regarding validation and the quality of manufacturing facilities, including FDA’s Quality System Regulation, or QSR, which covers the design, testing production processes, controls, quality assurance, labeling, packaging, storing and shipping of medical devices. Our failure to comply with these quality system regulations could result in civil or criminal penalties or enforcement proceedings, including the recall of a product or a “cease distribution” order requiring us to stop placing our products in service or selling, any one of which could materially adversely affect our business, results of operations and financial condition. Similar results would occur if we were to violate foreign regulations.

Our operations are subject to strict laws prohibiting fraudulent billing and other abuse.

Of particular importance to our operations are federal and state laws prohibiting fraudulent billing and providing for the recovery of non-fraudulent overpayments, as a large number of laboratories have been forced by the federal and state governments, as well as by private payors, to enter into substantial settlements under these laws. In particular, if an entity is determined to have violated the federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of between $5,500 to $11,000 for each separate false claim. There are many potential bases for liability under the federal False Claims Act. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. Submitting a claim with reckless disregard or deliberate ignorance of its truth or falsity could result in substantial civil liability. A trend affecting the healthcare industry is the increased use of the federal False Claims Act and, in particular, actions under the False Claims Act’s “whistleblower” or “qui tam”

provisions. Those provisions allow a private individual to bring actions on behalf of the government alleging that the defendant has submitted a fraudulent claim for payment to the federal government. The government must decide whether to intervene in the lawsuit and to become the primary prosecutor. If it declines to do so, the individual may choose to pursue the case alone, although the government must be kept apprised of the progress of the lawsuit. Whether or not the federal government intervenes in the case, it will receive the majority of any recovery. In recent years, the number of suits brought against healthcare providers by private individuals has increased dramatically. In addition, various states have enacted laws modeled after the federal False Claims Act.

     Government investigations of clinical laboratories have been ongoing for a number of years and are expected to continue in the future. Written “corporate compliance” programs to actively monitor compliance with fraud laws and other regulatory requirements are recommended by the Department of Health and Human Services’ Office of the Inspector General and we have a program following the guidelines in place.

Our laboratory services will be subject to extensive federal and state regulation.

     The clinical laboratory testing industry is subject to extensive regulation, and many of these statutes and regulations have not been interpreted by the courts. The Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) established quality standards for all laboratory testing to ensure the accuracy, reliability and timeliness of patient test results regardless of where the test was performed. Laboratories covered under CLIA are those which perform laboratory testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention, treatment of disease and other factors. The Centers for Medicare and Medicaid Services is charged with the implementation of CLIA, including registration, surveys, enforcement and approvals of the use of private accreditation agencies. For certification under CLIA, laboratories such as ours must meet various requirements, including requirements relating to quality assurance, quality control and personnel standards. Since we will be performing patient testing from all states, our laboratory will also be subject to strict regulation by California, New York and various other states. State laws may require that laboratory personnel meet certain qualifications, specify certain quality controls or require maintenance of certain records. We will also seek to be accredited by the College of American Pathologists, a private accrediting agency, and therefore will be subject to their requirements and evaluation. Our failure to comply with CLIA, state or other applicable requirements could result in various penalties, including restrictions on tests which the laboratory may perform, substantial civil monetary penalties, imposition of specific corrective action plans, suspension of Medicare payments and/or loss of licensure, certification or accreditation. Such penalties could result in our being unable to continue performing laboratory testing. Compliance with such standards is verified by periodic inspections and requires participation in proficiency testing programs.

We are subject to significant environmental, health and safety regulation.

     We are subject to licensing and regulation under federal, state and local laws and regulations relating to the protection of the environment and human health and safety, including laws and regulations relating to the handling, transportation and disposal of medical specimens, infectious and hazardous waste and radioactive materials as well as to the safety and health of laboratory employees. In addition, the federal Occupational Safety and Health Administration has established extensive requirements relating to workplace safety for health care employers, including clinical laboratories, whose workers may be exposed to blood-borne pathogens such as HIV and the hepatitis B virus. These regulations, among other things, require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations and other measures designed to minimize exposure to, and transmission of, blood-borne pathogens. In addition, the federally-enacted Needlestick Safety and Prevention Act requires, among other things, that we include in our safety programs the evaluation and use of engineering controls such as safety needles if found to be effective at reducing the risk of needlestick injuries in the workplace.

We are subject to federal and state laws governing the financial relationship among healthcare providers, including Medicare and Medicaid laws.

Existing federal laws governing Medicare and Medicaid and other similar state laws impose a variety of broadly described restrictions on financial relationships among healthcare providers, including clinical laboratories. These laws include the federal anti-kickback law which prohibits individuals or entities, including clinical laboratories, from, among other things, making any payments or furnishing other benefits intended to induce or influence the referral of patients for tests billed to Medicare, Medicaid or certain other federally funded programs. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs. In addition, some kickback allegations have been claimed to violate the Federal False Claims Act (discussed above). In addition, many states have adopted laws similar to the federal anti-kickback law. Some of these state prohibitions apply to referral of patients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs. Many of the federal and state anti-fraud statutes and regulations, including their application to joint ventures and collaborative agreements, are vague or indefinite and have not been interpreted by the courts.

        In addition, these laws also include self-referral prohibitions which prevent us from accepting referrals from physicians who have non-exempt ownership or compensation relationships with us as well as anti-markup and direct billing rules that may apply to our relationships with our customers. Specifically, the federal anti-“self-referral” law, commonly known as the “Stark” law, prohibits, with certain exceptions, Medicare payments for laboratory tests referred by physicians who have, personally or through a family member, an investment interest in, or a compensation arrangement with, the testing laboratory. A person who engages in a scheme to circumvent the Stark Law’s prohibitions may be fined up to $100,000 for each such arrangement or scheme. In addition, anyone who presents or causes to be presented a claim to the Medicare program in violation of the Stark Law is subject to monetary penalties of up to $15,000 per claim submitted, an assessment of several times the amount claimed, and possible exclusion from participation in federal healthcare programs. In addition, claims submitted in violation of the Stark Law may be alleged to be subject to liability under the federal False Claims Act and its whistleblower provisions.

     Several states in which we operate have enacted legislation that prohibits physician self-referral arrangements and/or requires physicians to disclose any financial interest they may have with a healthcare provider to their patients when referring patients to that provider. Some of these statutes cover all patients and are not limited to Medicare or Medicaid beneficiaries. Possible sanctions for violating state physician self-referral laws vary, but may include loss of license and civil and criminal sanctions. State laws vary from jurisdiction to jurisdiction and, in a few states, are more restrictive than the federal Stark Law. Some states have indicated they will interpret their own self-referral statutes the same way that CMS interprets the Stark Law, but it is possible the states will interpret their own laws differently in the future. The laws of many states prohibit physicians from sharing professional fees with non-physicians and prohibit non-physician entities, such as us, from practicing medicine and from employing physicians to practice medicine.

     If we do not comply with existing or additional regulations, or if we incur penalties, it could increase our expenses, prevent us from increasing net revenue, or hinder our ability to conduct our business. In addition, changes in existing regulations or new regulations may delay or prevent us from marketing our products or cause us to reduce our pricing.

Our business is subject to stringent laws and regulations governing the confidentiality of medical information.

The use and disclosure of patient medical information is subject to substantial regulation by the federal, state and foreign governments. For example, the Health Insurance Portability and Accountability Act of 1996, known as HIPAA was enacted among other things, to establish uniform standards governing the conduct of certain electronic health care transactions and to protect the security and privacy of individually identifiable health information maintained or transmitted by health care providers, health plans and health care clearinghouses. Two standards have been promulgated under HIPAA with which we currently are required to comply. We must comply with the Standards for Electronic Transactions, which establish standards for common health care transactions, such as claims information, plan eligibility, payment information and the use of electronic signatures; unique identifiers for providers, employers, health plans and individuals; security; privacy; and enforcement. We were required to comply with these Standards by October 16, 2003. We also must comply with the Standards for Privacy of Individually Identifiable Information, which restrict our use and disclosure of certain individually identifiable health information. We were required to comply with the Privacy Standards by April 14, 2003. Two other standards relevant to our use of medical information have been promulgated under HIPAA, although our compliance with these standards is not yet required. The Security Standards will require us to implement certain security measures to safeguard certain electronic health information by April 21, 2005. In addition, CMS recently published a final rule, which will require us to adopt a Unique Health Identifier for use in filing and processing health care claims and other transactions by May 23, 2007. While the government intended this legislation to reduce administrative expenses and burdens for the health care industry, our compliance with this law may entail significant and costly changes for us. If we fail to comply with these standards, we could be subject to criminal penalties and civil sanctions.

     The Standards for Privacy of Individually Identifiable Information establishes a “floor” and do not supersede state laws that are more stringent. Therefore, we are required to comply with both federal privacy regulations and varying state privacy laws. In addition, for healthcare data transfers from other countries relating to citizens of those countries, we must comply with the laws of those other countries.

Risks Related To Our Common Stock

We have never paid cash dividends on our Common Stock.

     We currently intend to retain future earnings for use in our business and do not anticipate paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends will also depend on our financial condition, results of operations, capital requirements and other factors and will be at the discretion of our board of directors. Accordingly, you will have to rely on capital appreciation, if any, to earn a return on their investment in our common stock.

If we raise additional funds you may suffer dilution or subordination and we may grant rights in our technology or products to third parties.

     If we raise additional funds by issuing equity securities, further dilution to our stockholders could result, and new investors could have rights superior to those of holders of the shares of our common stock. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise additional funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock, and the terms of the debt securities issued could impose significant restrictions on our operations. If we raise additional funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or products, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we may have to delay or may be unable to continue to develop our products.

Our stock price is likely to continue to be volatile, which could result in substantial losses for investors.

     The market price of our common stock has in the past been, and in the future is likely to be, highly volatile. These fluctuations could result in substantial losses for investors. Our stock price may fluctuate for a number of reasons including:

•	media reports and publications and announcements about cancer or diagnostic products or treatments or new innovations;

•	developments in or disputes regarding patent or other proprietary rights;

•	announcements regarding clinical trials or other technological or competitive developments by us and our competitors

•	loss of a significant customer or group purchasing organization contract;

•	the hiring and retention of key personnel;

•	announcements concerning our competitors or the biotechnology industry in general;

•	regulatory developments regarding us or our competitors;

•	changes in reimbursement policies concerning our products or competitors’ products;

•	changes in the current structure of the healthcare financing and payment systems;

•	stock market price and volume fluctuations, which have particularly affected the market prices for medical products and high technology companies and which are often been unrelated to the operating performance of such companies; and

•	general economic, political and market conditions.

     In addition, stock markets have from time to time experienced extreme price and volume fluctuations. The market prices for medical device and laboratory service affected by these market fluctuations and such effects have often been unrelated to the operating performance of such companies. These broad market fluctuations may cause a decline in the market price of our common stock.

     Securities class action litigation is often brought against a company after a period of volatility in the market price of its stock. This type of litigation could be brought against us in the future, which could result in substantial expense and damage awards and divert management’s attention from running our business.

     With the advent of the Internet, new avenues have been created for the dissemination of information. We do not have control over the information that is distributed and discussed on electronic bulletin boards and investment chat rooms. The motives of the people or organizations that distribute such information may not be in our best interest or in the interest of our shareholders. This, in addition to other forms of investment information, including newsletters and research publications, could result in a significant decline in the market price of our common stock.

Future sales of shares by existing stockholders could result in a decline in the market price of the stock.

     Some of our current stockholders hold a substantial number of shares which they are currently able to sell in the public market, or which they will be able to sell under this prospectus, and our employees hold options to purchase a significant number of shares and/or have been issued shares of restricted stock that are covered by registration statements on Form S-8. If our common stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock could fall. Safeguard Scientifics, Inc., which owns a majority of our outstanding common stock, has rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Furthermore, if we were to include in a Company-initiated registration statement shares held by those holders pursuant to the exercise of their registrations rights, the sale of those shares could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.

We are controlled by a single existing stockholder, whose interests may differ from other stockholders’ interests.

     Safeguard Scientifics, Inc. beneficially owns a majority of the outstanding shares of our common stock. As a result, Safeguard Scientifics, Inc. will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including election of directors, mergers, consolidations and the sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. The interests of this stockholder may differ from other stockholders’ interests. In addition, this concentration of ownership may delay, prevent, or deter and change in control and could deprive other stockholders of an opportunity to receive a premium for their common stock as part of a sale of our business. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

We have adopted a stockholder rights plan and other arrangements which could inhibit a change in control and prevent a stockholder from receiving a favorable price for his or her shares.

     Our board of directors has adopted a stockholders’ rights plan providing for discounted purchase rights to its stockholders upon specified acquisitions of our common stock. The exercise of these rights is intended to inhibit specific changes of control of our company.

     In addition, Section 203 of the Delaware General Corporation Law limits business combination transactions with 15% stockholders that have not been approved by our board of directors. These provisions and others could make it difficult for a third party to acquire us, or for members of our board of directors to be replaced, even if doing so would be beneficial to our stockholders. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt to replace the current management team. If a change of control or change in management is delayed or prevented, you may lose an opportunity to realize a premium on your shares of common stock or the market price of our common stock could decline.

We have recently been delisted from the NASDAQ National Market and transferred to the NASDAQ SmallCap Market which could result in a number of legal and other consequences that may negatively affect our business and the liquidity and price of our common stock.

     Effective August 15, 2003, a Nasdaq Qualifications Panel terminated our Nasdaq National Market Listing and transferred our securities to the Nasdaq SmallCap Market. With our securities listed on the Nasdaq SmallCap Market, we face a variety of legal and other consequences that may negatively affect our business including, without limitation, the following:

•	future issuances of our securities may require time-consuming and costly registration statements and qualifications because state securities law exemptions available to us are more limited;

•	securities analysts may decrease or cease coverage of ChromaVision; and

•	we may lose current or potential investors.

     In addition, we are required to satisfy various listing maintenance standards for our common stock to be quoted on the Nasdaq SmallCap Market. If we fail to meet such standards, our common stock would likely be delisted from the Nasdaq SmallCap Market and trade on the over-the-counter bulletin board, commonly referred to as the “pink sheets.” This alternative is generally considered to be a less efficient market and would seriously impair the liquidity of our common stock and limit our potential to raise future capital through the sale of our common stock, which could materially harm our business, results of operations, cash flows and financial position.

We may have issued stock options and shares of restricted stock to certain employees in violation of California state securities laws and may conduct a rescission offer with respect to such issuances.

     Following our delisting from the Nasdaq National Market, we issued stock options and shares of restricted stock to certain employees in California without first qualifying such securities under California state securities laws, and such issuance may have been in violation of state securities laws. As a result, we may have potential liability under state securities laws to the individuals to whom the options and shares of restricted stock were granted. We may elect to conduct a rescission offer to such individuals to give them the election to rescind their option or restricted stock grant. Management is currently analyzing this matter and cannot, at this time, ascertain the extent of our potential liability, though we do not believe it would be material to our results of operations, cash flows and financial position.

Recently enacted and proposed changes in securities laws and regulations will increase our costs.

     The Sarbanes-Oxley Act of 2002 along with other recent and proposed rules from the Securities and Exchange Commission and Nasdaq require changes in our corporate governance, public disclosure and compliance practices. Many of these new requirements will increase our legal and financial compliance costs, and make some corporate actions more difficult, such as proposing new or amendments to stock option plans, which now require shareholder approval. These developments could make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments also could make it more difficult for us to attract and retain qualified executive officers and qualified members of our board of directors, particularly to serve on our audit committee.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Historically, we have invested excess cash in short-term debt securities that are intended to be held to maturity. These short-term investments typically have various maturity dates which do not exceed one year. We had no short-term investments as of March 31, 2004.

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

Item 4. Controls and Procedures

     Our Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission (the “SEC”) pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our Company’s management, including its Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Assessing the costs and benefits of such controls and procedures necessarily involves the exercise of judgment by management, and such controls and procedures, by their nature, can provide only reasonable assurance that management’s objectives in establishing them will be achieved.

     As of March 31, 2004, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Company’s management, including our Interim Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our Interim Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely fashion to material information relating to our Company (including its consolidated subsidiaries) required to be included in our Exchange Act reports. There have been no significant changes in our Company’s internal controls or in other factors which could significantly affect, internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, subsequent to the date that our Company carried out its evaluation of the internal controls.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

     In February 2004, ChromaVision filed suit against Applied Imaging Corporation. The lawsuit, filed in the United States District Court for the Southern District of California, asserts the Applied Imaging’s ARIOL SL-50 system infringes upon three ChromaVision patents. ChromaVision has asked the court for damages and an injunction barring Applied Imaging from making, using, importing, selling, or offering for sale any device that infringes ChromaVision patented technology. In its complaint, ChromaVision has asserted Applied Imaging’s product infringes upon three ChromaVision patents relating to image analysis and automated microscopy. Those three patents are: United States Patent No. B1 6,215,892, entitled “Method and Apparatus for Automated Image Analysis of Biological Specimens;” United States Patent No. B1 6,404,916, entitled “Method and Apparatus for Applying Color Thresholds in Light Microscopy;” and United States Patent No. B1 6,418,236, entitled “Histological Reconstruction and Automated Image Analysis.”

     In April 2004, ChromaVision amended its original claim against Applied Imaging Corporation to include infringement upon another ChromaVision patent as well as counts of copyright infringement, trade dress infringement, federal unfair competition/false designation of origin, common law unfair competition, and California unfair competition. The patent in question is United States Patent No. B1 6,718,053 entitled “Method and Apparatus for Automated Image Analysis of Biological Specimens.”

     Applied Imaging Corporation filed a response and a countersuit in the United States District Court for the Southern District of California asserting that ChromaVision infringed upon its United States Patent No. 6,633,662 entitled, “Identification of Objects of Interest Using Multiple Illumination Schemes and Finding Overlay of Features In Corresponding Multiple Images.” Applied Imaging Corporation is seeking an injunction against ChromaVision’s continued manufacture, sale and use of the alleged infringing Automated Cellular Imaging System (ACIS®) in the United States and enhanced economic damages for ChromaVision’s alleged willful infringement. In addition to the patent infringement claim, Applied Image asserts ChromaVision intentionally interfered with Applied Image’s business relationships, misappropriation of valuable trade secrets, and unfair business practices and competition. Relief sought in this countersuit is estimated to exceed $20.0 million. ChromaVision believes that these allegations are without merit and intends to fully and vigorously defend and contest each of the allegations made by Applied Imaging Corporation.

       IMPATH, Inc, as a debtor-in-possession, has commenced an adversary proceeding in Bankruptcy Court in the Southern District of New York against ChromaVision, Richard J. Cote, Heather Creran and Horacio Vall. Mr. Cote is a former director of IMPATH and Ms. Creran and Mr. Vall are each former employees of IMPATH. Mr. Cote, Ms. Creran and Mr. Vall are currently employed by or under a consulting relationship with ChromaVision. The complaint alleges that Mr. Cote, Ms. Creran and Mr. Vall have, among other things, misappropriated certain of IMPATH’s alleged trade secrets, breached fiduciary duties and unlawfully solicited former IMPATH employees to commence employment with ChromaVision. The lawsuit also alleges that ChromaVision aided and abetted these individuals in connection with these alleged actions and that ChromaVision breached a non-disclosure agreement with IMPATH. ChromaVision believes that these allegations are without merit and intends to fully and vigorously defend and contest each of the allegations.

     The Company is not otherwise a party to any other legal proceedings, the adverse outcome of which, individually or in the aggregate, management believes would have a material adverse effect on the business, financial condition or results of operations of the business.

Item 2. Changes in Securities and Use of Proceeds

     For information regarding securities sold by the Company during the quarter ended March 31, 2004, see Information contained in note 7 to “Notes to Condensed Consolidated Financial Statements” included in this report. We expect to use the net proceeds from these sales for working capital and general corporate purposes, including the funding of new business initiatives.

     In February 2004, our Certificate of Incorporation was amended to increase our authorized $0.01 Common Stock from 50,000,000 shares to 100,000,000 and to increase our authorized $0.01 Preferred Common Stock from 200,000 to 8,000,000 shares.

Item 4. Submission of Matters to a Vote of Security Holders

     In February 2004, the Company obtained the written consent of the holders of 25,409,279 shares of the Company’s Common Stock (or approximately 62% of the shares of Common Stock then outstanding) to approve an amendment to the Company’s Certificate of Incorporation, increasing the authorized number of shares of the Company’s common stock, par value $0.01 per share, from 50,000,000 to 100,000,000 shares. As of the date of the written consent, the Company had approximately 40,883,834 shares of Common Stock issued and outstanding. This amendment was also approved by the Company’s Board of Directors. Pursuant to Section 228 of the Delaware General Corporation Law and Section 14(c) of the

Exchange Act, the Company mailed an information statement to the Company’s stockholders for the purpose of informing stockholders of this corporate action before it took place.

     In addition, in March 2004, the Company obtained the written consent of the holders of 25,409,279 shares of the Company’s Common Stock (or approximately 62% of the outstanding shares of the Company’s Common Stock then outstanding) to approve the issuance of shares of common stock and warrants exercisable into common stock in an amount greater than 20% of ChromaVision’s outstanding shares of common stock. As of the date of the written consent, ChromaVision had approximately 40,884,834 issued and outstanding shares of common stock. This action was taken solely for the purposes of satisfying requirements of the Nasdaq SmallCap Stock Market that require an issuer of listed securities to obtain prior stockholder approval to sell or issue a number of shares of common stock (or securities convertible or exercisable into common stock) equal to 20% or more of the common stock or of the voting power outstanding before the issuance for less than the greater of book or market value of the common stock. Pursuant to Section 228 of the Delaware General Corporation Law and Section 14(c) of the Exchange Act, the Company mailed an information statement to the Company’s stockholders for the purpose of informing stockholders of this corporate action before it the Company issued more than 20% of its outstanding common stock.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Certificate of Incorporation of the Company (as amended)(a)

3.2	Certificate of Designations of Series C Preferred Stock(b)

3.3	Certificate of Designations of the Powers and Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series D 5% Cumulative Convertible Preferred Stock(c)

3.4	By-laws of the Company, as amended (a)

10.1	Securities Purchase Agreement dated February 10, 2004 between the Company and Safeguard Delaware, Inc. (d)

10.2	Registration Rights Agreement between the Company and Safeguard Delaware, Inc. dated February 10, 2004. (d)

10.3	Amended and Restated Common Stock Purchase Warrant issued to Safeguard Delaware, Inc. on March 25, 2004

10.4	Securities Purchase Agreement dated March 25, 2004 between the Company and various purchasers. (e)

10.5	Registration Rights Agreement dated March 25, 2004 between the Company and various purchasers. (e)

10.6	Form of Common Stock Purchase Warrant dated March 25, 2004 between the Company and various purchasers.(e)

31	Certifications pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a). (*)

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)

(*)	Filed herewith.

(a)	Filed on April 30, 1997 as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-26129) and incorporated by reference.

(b)	Filed on March 12, 1999 as an exhibit to the Company’s Current Report on Form 8-K and incorporated by reference.

(c)	Filed on July 12, 2001 as an exhibit to the Company’s Current Report on Form 8-K and incorporated by reference.

(d)	Filed on February 12, 2004 as an exhibit to the Company’s Current Report on Form 8-K and incorporated by reference.

(e)	Filed on April 1, 2004 as an exhibit to the Company’s Current Report on Form 8-K and incorporated by reference.

(b)	Reports on Form 8-K

On February 12, 2004, the Company filed a report on Form 8-K (Items 5 and 7) to report that it issued 2,295,230 shares of its Common Stock and a warrant to purchase 229,523 shares of Common Stock at an initial exercise price of $2.95 per share (each subject to adjustments as set forth in the warrant) for an aggregate purchase price of $5 million in a private placement to Safeguard Delaware, Inc.

On February 24, 2004, the Company filed a report on Form 8-K (Item 12) with respect to its results of operations for the quarter and year ended December 31, 2003, attaching a copy of a press release containing financial statements for such periods.

On March 22, 2004, the Company filed a report on Form 8-K (Item 5) to report on a settlement agreement with US Labs and an adversary proceeding commenced against the Company by Impath, Inc.

On March 26, 2004, the Company filed a report on Form 8-K (Items 5 and 7) to report that it had entered into a securities purchase agreement with a limited number of accredited investors pursuant to which the Company agreed to issue approximately 10,500,000 shares of common stock, together with warrants to purchase an additional 1,575,000 shares of common stock, for an aggregate purchase price of $21,000,000, attaching a related press release

On May 4, 2004, the Company filed a report on Form 8-K (Item 12) with respect to its results of operations for the quarter ended March 31, 2004, attaching a copy of a press release containing financial statements for such period.

SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHROMAVISION MEDICAL SYSTEMS, INC.

DATE: May 10, 2004	BY:	/s/ Michael F. Cola

Michael F. Cola
Chairman of the Board and Interim Chief Executive Officer

DATE: May 10, 2004	BY:	/s/ Stephen T. D. Dixon

Stephen T.D. Dixon
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
3.1	Certificate of Incorporation of the Company (as amended)(a)

3.2	Certificate of Designations of Series C Preferred Stock(b)

3.3	Certificate of Designations of the Powers and Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series D 5% Cumulative Convertible Preferred Stock(c)

3.4	By-laws of the Company, as amended (a)

10.1	Securities Purchase Agreement dated February 10, 2004 between the Company and Safeguard Delaware, Inc. (d)

10.2	Registration Rights Agreement between the Company and Safeguard Delaware, Inc. dated February 10, 2004. (d)

10.3	Amended and Restated Common Stock Purchase Warrant issued to Safeguard Delaware, Inc. on March 25, 2004

10.4	Securities Purchase Agreement dated March 25, 2004 between the Company and various purchasers. (e)

10.5	Registration Rights Agreement dated March 25, 2004 between the Company and various purchasers. (e)

10.6	Form of Common Stock Purchase Warrant dated March 25, 2004 between the Company and various purchasers.(e)

31	Certifications pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a). (*)

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)

(*)	Filed herewith.

(a)	Filed on April 30, 1997 as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-26129) and incorporated by reference.

(b)	Filed on March 12, 1999 as an exhibit to the Company’s Current Report on Form 8-K and incorporated by reference.

(c)	Filed on July 12, 2001 as an exhibit to the Company’s Current Report on Form 8-K and incorporated by reference.

(d)	Filed on February 12, 2004 as an exhibit to the Company’s Current Report on Form 8-K and incorporated by reference.

(e)	Filed on April 1, 2004 as an exhibit to the Company’s Current Report on Form 8-K and incorporated by reference.