Form 10-Q
period 2004-06-30
CHROMAVISION MEDICAL SYSTEMS INC
filed 2004-08-09
CIK 1038223

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2004

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

     Yes [ ] No [X]

As of July 31, 2004 there were 51,413,722 shares outstanding of the Issuer’s Common Stock, $0.01 par value.

CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1.

CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2004	2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,899	$1,699
Accounts receivable, net of allowance for doubtful accounts	2,401	2,496
Other receivable	34	451
Other	360	287

Total current assets	22,694	4,933
Property and equipment, net of accumulated depreciation	5,017	5,086
Patents, net of accumulated amortization	923	830
Other	314	202

Total assets	$28,948	$11,051

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,471	$394
Accrued severance	55	254
Accrued payroll	1,306	684
Accrued liabilities	1,222	864
Current maturities of long-term debt	1,071	1,028

Total current liabilities	5,125	3,224

Long-term debt	1,262	1,808
Commitments and contingencies:
Stockholders’ equity:
Series C convertible preferred stock, $0.01 par value, authorized 8,000,000 shares, none issued and outstanding	—	—
Common stock $0.01 par value, authorized 100,000,000 shares, issued and outstanding 51,428,084 shares in 2004 and 38,582,604 in 2003	514	386
Additional paid-in capital	117,320	92,445
Accumulated deficit	(94,366)	(85,883)
Deferred compensation	(836)	(856)
Accumulated other comprehensive loss	(71)	(73)

Total stockholders’ equity	22,561	6,019

Total liabilities and stockholders’ equity	$28,948	$11,051

See accompanying notes to condensed consolidated financial statements.

CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenue:
Fee per use and other revenue	$1,627	$2,634	$3,187	$5,303
System sales	764	220	1,135	404

Total revenue	2,391	2,854	4,322	5,707
Cost of revenue	1,131	858	2,057	1,717

Gross profit	1,260	1,996	2,265	3,990

Operating expenses:
Selling, general and administrative	3,985	2,805	6,833	5,865
General and administrative costs related to lab services	1,095	—	1,509	—
Research and development	1,300	1,331	2,329	2,466

Total operating expenses	6,380	4,136	10,671	8,331

Loss from operations	(5,120)	(2,140)	(8,406)	(4,341)
Total other income (expense)	(17)	(3)	(77)	5

Loss before income taxes	(5,137)	(2,143)	(8,483)	(4,336)
Income taxes	—	—	—	—

Net loss	$(5,137)	$(2,143)	$(8,483)	$(4,336)

Basic and diluted net loss per common share	$(0.10)	$(0.06)	$(0.18)	$(0.12)

Weighted average number of common shares outstanding	49,604,370	37,537,071	48,121,767	36,823,057

See accompanying notes to condensed consolidated financial statements.

CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(in thousands, except share and per share amounts)
(Unaudited)

	Six Months Ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(8,483)	$(4,336)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,451	1,293
Non-cash compensation charges	502	—
Changes in operating assets and liabilities:
Accounts receivable, net	95	246
Other receivable	422	—
Other assets	(190)	(460)
Accounts payable	1,077	—
Accrued payroll	622	(12)
Accrued liabilities	169	(54)

Net cash used in operating activities	(4,335)	(3,323)

Cash flows from investing activities:
Additions to patents	(139)	—
Purchase of property and equipment	(1,346)	(2,059)

Net cash used in investing activities	(1,485)	(2,059)

Cash flows from financing activities:
Proceeds from exercise of stock options	68	—
Repayments on long-term debt	(503)	—
Issuance of common stock	26,000	5,072
Offering costs	(1,547)	(31)

Net cash used in financing activities	24,018	5,041

Effect of exchange rate changes on cash and cash equivalents	2	(106)

Net increase in cash and cash equivalents	18,200	(447)
Cash and cash equivalents beginning of period	1,699	2,810

Cash and cash equivalents end of period	$19,899	$2,363

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

Stock Options

     Pro forma information, which assumes the Company had accounted for stock options granted under the fair value method prescribed by SFAS No. 123, “Accounting for Stock-based Compensation,” is presented below. The per share weighted-average fair value of stock options granted was $1.97 for the six month period ended June 30, 2004, and $0.82 for the six month period ended June 30, 2003, respectively, as estimated using the Black-Scholes option-pricing model.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The Company’s historical and pro forma net loss per share for the three and six month periods ended June 30, 2004 and 2003 are as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Consolidated net loss attributable to common stock:
As reported	$(5,137)	$(2,143)	$(8,483)	$(4,336)
Add: Stock-based employee compensation expense included in net loss	145	—	328	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(536)	(513)	(1,025)	(843)

Pro forma net loss	$(5,528)	$(2,656)	$(9,180)	$(5,179)

Net loss per share – Basic and diluted:
As reported	$(0.10)	$(0.06)	$(0.18)	$(0.12)
Pro forma	$(0.11)	$(0.07)	$(0.19)	$(0.14)

     The following assumptions were used to determine the fair value of stock options granted using the Black-Scholes option-pricing model:

	2004	2003
Dividend yield	0.0%	0.0%
Volatility	108%	114%
Average expected option life	4 years	4 years
Risk-free interest rate	3.55%	2.14%

Restricted Stock

     On September 1, 2003, the Company issued 816,950 shares of restricted stock to employees. The restricted stock vests over a two year period. Unearned compensation under the restricted stock plan as reflected on the Balance Sheet was recorded based on the fair market value of the shares issued. Under APB No. 25, compensation expense is reflected over the period in which services are performed (See Note 8 of the Notes to the Consolidated Financial Statements).

(2) Net Loss Per Share

     Basic and diluted loss per common share is calculated by dividing net loss by the weighted average common shares outstanding during the period. In-the-money stock options and warrants to purchase an aggregate of 2,884,231 and 154,297 shares of common stock were outstanding at June 30, 2004 and 2003, respectively. These stock options and warrants outstanding were not included in the computation of diluted earnings per share because the Company incurred a net loss in all periods presented and hence, the impact would be anti-dilutive.

(3) Patents

     Patents with estimated useful lives are amortized over their respective estimated useful lives to their estimated residual values. The following table provides a summary of the Company’s patents with definite useful lives recorded as of June 30, 2004 (in thousands):

	Gross
	Carrying	Accumulated	Net Carrying	Amortization
	Amount	Amortization	Amount	Period in Years
Technology related	$1,068	$(145)	$923	7-10

The following table summarizes the future estimated annual pretax amortization expense for these assets (in thousands):

Fiscal Year	2004
2004	$60
2005	120
2006	120
2007	120
2008 & thereafter	503

Total	$923

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

(5) Comprehensive Loss

     The total comprehensive loss is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss	$(5,137)	$(2,143)	$(8,483)	$(4,336)
Foreign currency translation adjustment	(52)	(110)	2	(106)

Comprehensive loss	$(5,189)	$(2,253)	$(8,481)	$(4,442)

(6) Business Segments

     The Company currently operates primarily in one business segment engaged in the development, manufacture and marketing of an automated cellular imaging system which is designed to assist physicians in making critical medical decisions.

     The following table represents business segment information by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue
United States	$1,875	$2,844	$3,599	$5,687
Europe	516	10	723	20

Total revenue	$2,391	$2,854	$4,322	$5,707

Operating loss
United States	$(5,204)	$(2,037)	$(8,362)	$(4,087)
Europe	84	(103)	(44)	(254)

Total operating loss	$(5,120)	$(2,140)	$(8,406)	$(4,341)

Identifiable assets	June 30,2004	December 31,2003
United States	$28,678	$10,976
Europe	270	75

Total assets	$28,948	$11,051

(7) Recent Accounting Developments

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

(8) Stock Transactions

     On February 26, 2003, the Company issued 4,646,408 shares of Common Stock for an aggregate cash purchase price of $5.0 million ($1.0761 per share) in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933, as amended to Safeguard Delaware, Inc., a wholly-owned subsidiary of Safeguard Scientifics, Inc. We refer to Safeguard Scientifics, Inc. and its wholly-owned subsidiaries as “Safeguard”. As a result of the transaction, Safeguard’s percentage of beneficial ownership increased to approximately 62%. ChromaVision and Safeguard also entered into an agreement giving Safeguard certain rights to have the purchased shares registered under the Securities Act of 1933, as amended.

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

     On February 10, 2004, the Company completed a private placement exempt from registration under Section 4(2) of the Securities Act to issue 2,295,230 shares of common stock and a warrant to purchase shares of common stock to Safeguard for a purchase price of $5.0 million. The warrant issued to Safeguard is exercisable until March 1, 2008 and is currently exercisable to purchase 344,285 shares of common stock for an exercise price of $2.95 per share. As a result of this transaction, Safeguard’s percentage of beneficial ownership of our common stock increased from approximately 60% immediately preceding the transaction to approximately 63%. The Company also entered into a registration rights agreement giving Safeguard certain rights to have the purchased shares registered under the Securities Act of 1933, as amended.

     On March 25, 2004, the Company entered into a securities purchase agreement with a limited number of accredited investors pursuant to which we agreed to issue and the investors agreed to purchase 10,500,000 shares of common stock, together with warrants to purchase an additional 1,575,000 shares of common stock at an exercise price of $2.75 per share for an aggregate purchase price of $21.0 million (we refer to this financing as the “March 2004 financing”). The warrants issued in this transaction are exercisable for a period of four years after the date they were issued. This transaction was structured so that a portion of the common stock and warrants issued (4,200,000 shares of common stock and warrants to purchase 630,000 shares of common stock for aggregate gross proceeds of $8.4 million) were issued at an initial closing that occurred on March 31, 2004. The remaining shares and warrants to be issued in the transaction were issued at a subsequent closing which occurred on April 27, 2004. Safeguard was one of the purchasers in the March 2004 financing and acquired 3,750,000 shares (of which 1,500,000 shares were acquired at the initial closing) of common stock and warrants to purchase 562,500 shares of common stock (of which 225,000 were acquired at the initial closing) for an aggregate investment of $7.5 million. Following consummation of the subsequent closing of the financing Safeguard beneficially owned approximately 56.7% of our outstanding common stock.

     Each of the purchasers in the March 2004 financing was granted a preemptive right to purchase its pro-rata share of 49.9% of any new equity securities that may be issued on or prior to March 31, 2005. Safeguard had previously been granted preemptive rights, which it waived in connection with the March 2004 financing (except to the extent that it purchased securities in the March 2004 transaction). In connection with the March 2004 financing, the Company entered into a registration rights agreement with the purchasers in that financing, and the Company has registered the resale of shares issued in the March 2004 financing with the Securities and Exchange Commission

     Due to its beneficial ownership of approximately 56.7% of our outstanding common stock, Safeguard has the power to elect all of the directors of our Company. The Company has given Safeguard contractual rights enabling it to exercise significant control over the Company.

(9) Line of Credit

     In February 2003, we entered into a $3.0 million revolving credit agreement with Comerica Bank-California . This one year agreement was renewed for a second year to February 2005. The borrowings under the line of credit will be used for working capital purposes and will bear interest at Comerica’s prime rate plus one-half percent. The agreement also includes a one-time facility fee of $15,000, a fee of 0.25% on the unused balance of the line of credit, various restrictive covenants and requirements to maintain certain financial ratios. Borrowings under the line of credit are guaranteed by Safeguard in exchange for an annual fee of $15,000 and an amount equal to 4.5% per annum of the daily-weighted average principal balance outstanding under the line of credit. The Company failed to satisfy certain financial covenants under the loan agreement as of the end of August 2003, and in October 2003 the lender waived these failures to satisfy the covenants and agreed to modify the covenants by amendment entered into on January 22, 2004. The amended agreement that began in February 2004 now has only one financial covenant related to tangible net worth, which must be greater than $1 through June 30, 2004 and greater than ($2,000,000) thereafter. As of June 30, 2004, the Company had no balance outstanding under the line of credit and was in compliance with the modified covenants. The Company believes it will remain in compliance with these modified covenants throughout the remaining term of the agreement.

(10) Equipment and Lab Expansion Financing

     In August 2003, the Company entered into a $3.0 million equipment financing agreement with GE Capital. The loan principal amortizes ratably over a 33-month term. The borrowings under the equipment financing agreement are being used for working capital purposes and bear interest at 600 basis points over the three year treasury constant maturities rates (2.16% at 9/19/03 or time of borrowing). The agreement also provides for an incremental $2.0 million of financing availability upon reaching certain system placement objectives, various restrictive covenants, maintenance of certain financial ratios and a collateral monitoring fee of $5,000 per year. In September 2003, the entire $3.0 million available under the financing agreement was borrowed with an interest rate of 8.16%. As of June 30, 2004, $2.3 million of debt remains outstanding with approximately $1.1 million of the debt classified as current and $1.2 million as long-term.

     In June 2004, the Company entered into a lease with GE Capital for the financing of up to $4.6 million in laboratory services related equipment. The lease financing has a term of 36 months for each financing executed under the line and provides for an early purchase option after 30 months at a predicted fair market value of the equipment. Any borrowings under the equipment lease financing agreement will bear interest based on a spread over the three year treasury constant maturities rate (3.24% at time of agreement). As of June 30, 2004, there were no funds that had been advanced under this lease financing agreement.

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

Results of Operations

Overview

     Our mission is to improve the quality and reduce the cost of patient care, to speed drug discovery, and to become a leading provider of advanced cancer diagnostic services. We develop, manufacture and market a versatile automated digital microscope system with the ability to detect, count and classify cells based on color, size and shape to assist pathologists in making critical medical decisions that can affect patient treatment. The ACIS® (Automated Cellular Imaging System) combines an automated microscope with computer-based color imaging technology originally developed for the U.S. government’s “Star Wars” program.

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

     Recently, we have begun to implement plans to broaden our service offering to include the direct provision of Access technical services to our Access remote pathology customers as well as to provide an array of complementary advanced cancer diagnostic services. We are beginning to provide Access technical services in ChromaVision’s own laboratory facility that is currently being renovated for these purposes. Over the next several quarters, we will also be introducing an array of broader diagnostic services in our new facility. We believe that we are qualified to provide this combination of services because of the recent addition of many new staff members with direct experience in the reference laboratory industry, our proprietary image analysis technology and our ability to develop companion diagnostic tests with biopharma companies in their introduction of new cancer therapeutics. In the future, we expect that contributions from these laboratory services will comprise a greater component of revenue.

     Safeguard Scientifics, Inc., a Pennsylvania corporation whose shares are listed on the New York Stock Exchange, owns beneficially approximately 56.7% of the outstanding shares of our Common Stock. We refer to Safeguard Scientifics, Inc. and its wholly-owned subsidiaries as “Safeguard”. As a result of this stock ownership, Safeguard has the ability to elect all of our directors and it also has significant contractual rights to control our business. See Note 8 of Notes to Condensed Consolidated Financial Statements.

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

Three Months Ended June 30, 2004 Compared with Three Months Ended June 30, 2003

     Revenue — Fee per use. Our focus has been on placing the ACIS under a lease arrangement in which the customer is charged monthly based on the number of tests performed, subject to a minimum monthly payment. In addition, we are now offering technical laboratory services in our facilities which will provide a new stream of complementary revenue. In this new arrangement, we will submit for reimbursement for technical services directly with Medicare and other third party payors. Revenue for the three months ended June 30, 2004 decreased approximately $1.0 million or 38.2% over the comparable period in 2003 due primarily to a decrease in the average monthly revenue for ACIS placements and the remote viewing stations. The average monthly revenue for ACIS placements and remote viewing stations was approximately $3,200 and $335, respectively in the second quarter of 2004 as compared to $4,837 and $2,404, respectively for the comparable period in 2003. The decline in the average monthly revenue is primarily due to pricing concessions offered to our customers in response to lower reimbursement levels from 2003 to 2004 (See discussion following under “Uncertainties to Future Operations). The decline in revenue per unit per month for Access customers, or those with remote viewing stations, declined more than that for ACIS customers because Access accounts only receive the professional component of reimbursement, which fell much more substantially than the decline in overall reimbursement. We anticipate that the average monthly ACIS system revenue will remain at approximately the levels experienced in the first half of 2004 and that most, if not all, of the negative impact from reimbursement has been reflected in the current revenue amounts. Access system revenue per unit is expected to continue to decline because of competitive pricing pressures. In response, we plan to offer an internet based service solution during the next quarter that will ultimately eliminate the need to place physical assets in the field with these customers, substantially reducing our costs of service. In February 2004, we gave notice of termination to our largest customer, US Labs, so that we could provide technical services to our Access customers. Our existing contractual relationship with US Labs ended in July 2004. We have transitioned many of these customers to the new laboratory operation and expect to see new revenue from these services increasing over the next several quarters. At the end of the second quarter, approximately 75% of our Access customers converted to our Access technical services operation. We will continue to work with the remaining group of customers to convert them to our services while also working aggressively to add new customers to this service offering.

     Revenue - System sales. Revenue for the three months ended June 30, 2004 increased approximately $0.5 million or 247% over the comparable period in 2003 due primarily to an increase in the number of units sold. Five systems were sold during the second quarter of 2004 as compared to two during the comparable period in 2003. System sales contributed 32% of total revenue for the first quarter of 2004 as compared to 8% for the comparable period in 2003. Revenue from system sales can fluctuate significantly principally due to the infrequent and limited number of system sales. We have placed a greater emphasis on selling ACIS systems to research and biopharma accounts and anticipate that system sale revenue will become a larger component of total revenue in the future. These efforts will be facilitated by an increase in sales staff for these purposes and greater development of ACIS system features most attractive to this customer segment.

     Cost of revenue. Cost of revenue for the three months ended June 30, 2004 increased approximately $0.3 million, or 32% over the comparable period in 2003, due primarily to the combination of the lab direct costs and greater system sales placements. Cost of revenue consists of cost for manufacturing the ACIS, which includes the cost for direct material, labor costs and manufacturing overhead, the cost of systems sold, direct costs of laboratory services, and field customer service costs. For fee-per-use revenue the cost of the ACIS is depreciated over a three-year time period and for a system sale the entire cost of the ACIS system is recognized at the time of sale. The gross margin, as a percentage of total revenue for the three months ended June 30, 2004 was 52.7% as compared to 69.9% for the comparable period in 2003. The gross margin decrease is primarily due to the lower revenue per unit for ACIS and Access, remote viewing systems, offset by lower system sales costs due to the sale of refurbished units versus new units.

     Selling, general and administrative expenses. Expenses for the three months ended June 30, 2004 increased approximately $1.2 million, or 42% over the comparable period in 2003 primarily due to non-cash compensation charges related to stock options and restricted stock of $0.3 million, Safeguard charges for interim CEO management of $0.1 million, various legal costs of $0.5 million, CEO & other recruiting of $0.3 million and outside consultants of $0.5 million, offset by savings due to the third quarter 2003 reduction in force and lower depreciation and travel costs.

     General and administrative costs related to lab services. During the first half of 2004, we began incurring costs directly related to the start-up and administration of the new laboratory services department, which became operational during the second quarter of 2004. The start-up and administrative costs associated with this department are included in the caption “General and administrative costs related to lab services.” This is the first quarter where we are reporting these expenses separately.” Costs for the three months ended June 30, 2004 were approximately $1.1 million. The lab service costs, which support the development of our in-house Access technical services capability, will continue to be an increasing component of total costs in future periods. The direct costs of providing laboratory services are included in “Cost of revenue.”

     Research and development expenses. Expenses for the three months ended June 30, 2004 was comparable to the same period in 2003. We believe that sufficient resources exist currently to support the development of new features for the clinical and research markets. These new development activities, which are intended to produce features that could expand the volume of clinical tests supported by ACIS and increase the attractiveness of the ACIS as a tool for researchers, are important to increasing clinical system test volume, expanding the count of clinical system placements, and increasing research system sales.

     Other income(expense). Other expense for the three months ended June 30, 2004 totaled $17,000, compared to $3,000 of other expense for the comparable period of 2003, and consisted of approximately $67,000 of interest expense offset by approximately $50,000 of interest income. The interest expense is due to the borrowings under our $3.0 million equipment financing agreement, which began in September 2003. No borrowings under the equipment financing agreement, or any other credit facility, existed during the first half of 2003. The $50,000 of interest income for the second quarter of 2004 compares to $5,000 of interest income for the comparable period of 2003. The increase in interest income is primarily the result of higher cash balances in the second quarter of 2004 compared to the second quarter of 2003.

Six Months Ended June 30, 2004 Compared with Six Months Ended June 30, 2003

     Revenue – Fee per use. Our focus has been on placing the ACIS under a lease arrangement in which the customer is charged monthly based on the number of tests performed, subject to a minimum monthly payment. In addition, we are now offering technical laboratory services in our facilities which will provide a new stream of complementary revenue. In this new arrangement, we will submit for reimbursement for technical services directly with Medicare and other third party payors. Revenue for the six months ended June 30, 2004 decreased approximately $2.1 million or 39.9% over the comparable period in 2003 due primarily to a decrease in the average monthly revenue for ACIS placements and the remote viewing stations. The average monthly revenue for ACIS placements and remote viewing stations was approximately $3,348 and $360, respectively in the first half of 2004 as compared to $4,837 and $2,404, respectively for the comparable period in 2003. The decline in the average monthly revenue is primarily due to pricing concessions offered to our customers in response to lower reimbursement levels from 2003 to 2004 (See discussion following under “Uncertainties to Future Operations). The decline in revenue per unit per month for Access customers, or those with remote viewing stations, declined more than that for ACIS customers because Access accounts only receive the professional component of reimbursement, which fell much more substantially than the decline in overall reimbursement. We anticipate that the average monthly ACIS system revenue will remain at approximately the levels experienced in the first and second quarters of 2004 and that most if not all of the negative impact from reimbursement has been reflected in current revenue figures. Access system revenue per unit is expected to continue to decline because of competitive pricing pressures. In response, we plan to offer an internet based service solution during the next quarter that will ultimately eliminate the need to place physical assets in the field with these customers, substantially reducing our costs of service. In February 2004, we gave notice of termination to our largest customer, US Labs, so that we could provide technical services to our Access customers. Our existing contractual relationship with US Labs ended in July 2004. We have transitioned many of these customers to the new laboratory operation and expect to see new revenue from these services increasing over the next several quarters. At the end of the second quarter, approximately 75% of our Access customers converted to our Access technical services operation. We will continue to work with the remaining group of customers to convert them to our services while also working aggressively to add new customers to this service offering

     Revenue – System sales. Revenue for the six months ended June 30, 2004 increased approximately $0.7 million or 181% over the comparable period in 2003 due primarily to an increase in the number of units sold. Eight systems were sold during the first six months of 2004 as compared to two during the comparable period in 2003. System sales contributed 26.3% of total revenue for the first half of 2004 as compared to 7.1% for the comparable period in 2003. Revenue from system sales can fluctuate significantly principally due to the infrequent and limited number of system sales. We have placed a greater emphasis on selling ACIS systems to research and biopharma accounts and anticipate that system sale revenue will become a larger component of total revenue in the future. These efforts will be facilitated by an increase in sales staff for these purposes and greater development of ACIS system features most attractive to this customer segment.

     Cost of revenue. Cost of revenue for the six months ended June 30, 2004 increased approximately $0.3 million, or 19.8% over the comparable period in 2003, due to the combination of direct laboratory costs and the increase in system placements. Cost of revenue primarily consists of cost for manufacturing the ACIS, which includes the cost for direct material, labor costs and manufacturing overhead, the cost of systems sold, direct costs of laboratory services, and field customer service costs. For fee-per-use revenue the cost of the ACIS is depreciated over a three-year time period and for a system sale the entire cost of the ACIS system is recognized at the time of sale. The gross margin, as a percentage of total revenue for the six months ended June 30, 2004 was 52.4% as compared to 69.9% for the comparable period in 2003. The gross margin decrease is primarily due to the lower revenue per unit for ACIS and Access, remote viewing systems.

     Selling, general and administrative expenses. Expenses for the six months ended June 30, 2004 increased approximately $1.0 million, or 16.5% over the comparable period in 2003 primarily due to non-cash compensation charges related to stock option and restricted stock of $0.5 million, Safeguard’ charges for interim CEO management of $0.2 million, various legal costs of $0.5 million, CEO & other recruiting of $0.3 million and outside consultants of $0.7 million, offset by savings due to the third quarter 2003 reduction in force and lower depreciation and travel costs.

     General and administrative costs related to Lab services. During the first half of 2004, we began incurring costs directly related to the start-up and administration of the new laboratory services department, which became operational during the second quarter of 2004. The start-up and administrative costs associated with this department are included in the caption “General and administrative costs related to lab services.” This is the first quarter where we are reporting these expenses separately. The costs for the six months ended June 30, 2004 were approximately $1.5 million. The lab service costs, which support the development of our in-house Access technical services capability, will continue to be an increasing component of total costs in future periods. The direct costs of providing laboratory services are included in “Cost of revenue.”

     Research and development expenses. Expenses for the six months ended June 30, 2004 decreased by approximately $0.1 million or 5.5%, over the comparable period in 2003. The decrease for the six month period is due to the reduction in personnel costs as a result of the third quarter 2003 workforce reduction. We believe that sufficient resources exist currently to support the development of new features for the clinical and research markets. These new development activities, which are intended to produce features that could expand the volume of clinical tests supported by ACIS and increase the attractiveness of the ACIS as a tool for researchers, are important to increasing clinical system test volume, expanding the count of clinical system placements, and increasing research system sales.

     Other income(expense). Other expense for the six months ended June 30, 2004 totaled $77,000, compared to $5,000 of other income for the comparable period of 2003, and consisted of approximately $139,000 of interest expense offset by approximately $62,000 of interest income. The interest expense is due to the borrowings under our $3.0 million equipment financing agreement, which began in September 2003. No borrowings under the equipment financing agreement, or any other credit facility, existed during the first half of 2003. The $62,000 of interest income for the second quarter of 2004 compares to $16,000 of interest income for the comparable period of 2003. The increase in interest income is primarily the result of higher cash balances in the first half of 2004 compared to the same period of 2003.

Uncertainties as to Future Operations

     The year 2000 was our first full year of commercial activity during which we focused primarily on marketing and sales of the ACIS system as our menu of capabilities performed with the ACIS expanded and gained commercial acceptance. While we have made significant progress, we still face significant uncertainties, including those discussed below under “Risk Factors” and “Liquidity and Capital Resources,” which include our ability to achieve market acceptance of the ACIS, our ability to ensure satisfactory reimbursement by Medicare and other third party insurance carriers under new billing codes which have been established for image analysis-based testing effective as of January 1, 2004 and our ability to execute on our business plan to provide additional laboratory and bioanalytical services.

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

     A new CPT code for image analysis went into effect on January 1, 2004. Under the new code, the total Medicare reimbursement for ACIS-based procedures performed in physician offices or independent laboratories is approximately $140 per test, reflecting a technical component of approximately $85 and a professional component of approximately $55. The technical component involves preparation of the patient sample and running the test on the ACIS, while the professional component involves the physician’s reading and evaluation of the test results. The actual amount varies based upon a geographic factor index for each state and may be higher or lower than the amounts indicated above in particular cases based on one’s geographic location. In Southern California, for example, where ChromaVision’s Access technical services are performed, the reimbursement amount for technical services is approximately $94 per slide.

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

     The reduction of reimbursement resulting from the NCCI edit and the 2004 interim valuations for ACIS-based procedures will not only reduce revenue for current ACIS customers, but also may result in system returns or cancellations by current customers and may also negatively impact future placements of ACIS In addition, because of the increase in the technical component to reimbursement, we may be required to enter into new contracts with the hospitals that often prepare the slides for analysis. Hospitals typically have longer buying cycles and a more extensive contract evaluation process then the pathology practitioner which may delay the implementation of these contracts. At the same time, ChromaVision’s current pathologist customers, for whom professional service reimbursement has been reduced from approximately $150 to $55 per test, will require more significant rate reductions. The creation of these “split billing” agreements, where ChromaVision will seek fees from both a hospital and pathology practice, have the potential to be difficult to implement and could cause delays in coming to a rate agreement.

     Due to the change in reimbursement effective January 1, 2004, our sales representatives have focused considerable efforts, during the first half of 2004, on renegotiating many of the fee-per-use contracts. The sales force has also concentrated their efforts on converting Access customers to ChromaVision’s Access technical services laboratory operation. As a result, we have experienced a reduction in system placements and fee-per-use revenue during the first half of 2004, as compared with previous quarters in 2003. New sales efforts will now be substantially focused on system placement expansion and continued support of our existing base of installations.

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

     Other uncertainties affecting our business include our ability to implement our new business initiatives, including transitioning from our primary imaging provider, US Labs, to providing our laboratory services in-house and to collaborate successfully with other companies, universities and research centers to develop, initiate and complete clinical trials of new applications for the ACIS and obtain governmental approvals for the applications. Although we have recently hired many individuals with experience in operating and building out laboratory services, we do not have an historical or demonstrated competency in reference laboratory service provision and may, therefore, have a difficult time in transitioning new customers to our new laboratory services operation. Lack of success in these efforts could have a material adverse effect on the future results of our operation and our ability to generate sufficient cash flow to fund operations. In addition, we are dependent on state and federal regulatory agencies to obtain necessary laboratory licenses. If our receipt of such licenses is delayed and/or postponed, our expansion of laboratory services could be compromised.

Liquidity and Capital Resources

     At June 30, 2004, we had approximately $19.9 million of cash and cash equivalents. On April 27, 2004, we consummated the final closing of our March 2004 private placement financing which resulted in additional net proceeds of approximately $12.0 million. Cash used in operating activities was $4.3 million in the first six months of 2004 due primarily to our net loss of $8.5 million offset by non-cash charges of $1.5 million for depreciation, $0.5 million for stock and other compensation and an increase in our payables.

     Cash used in investing activities of $1.5 million consisted of capital expenditures related primarily to the manufacture of the ACIS systems placed with customers and expenditures for new laboratory equipment in support of our expanded laboratory and biopharma services. The rate of capital expenditures, as it relates to ACIS equipment purchases for the remainder of 2004, is expected to be relatively lower than prior years, particularly in the second half of the year, due to the reduced backlog of signed contracts for new system placements at the end of the second quarter of 2004. Slow contract signings in the second half of 2003 and the first half of 2004 were due primarily to a focus on renegotiating current fee-per-use contracts and, as previously discussed above, the concentration on converting ACCESS customers to ChromaVision’s ACCESS technical services laboratory operation. Contract signings and related placements of new ACCESS systems and sales of systems to the research markets are expected to increase in the second half of 2004. We believe that contract signings for new laboratory services, both those related to ACCESS technical services as well as those for broader cancer diagnostic services, will also increase in the second half of 2004 as we build out and establish these service capabilities at that time. In addition, because of a management decision in the third quarter of 2003 to terminate agreements with low performing accounts and a limited number of customer cancellations, we have an increase in the supply of returned equipment that is available for placement with new accounts in the future. We believe that we will be able to place this supply of returned equipment with new customers.

     Our business plan also anticipates placing ACIS and ACCESS instruments with users and charging a fee-per-use for each time the instrument is used to perform a test or to alternatively to sell these systems to research customers. The manufacture of these instruments may require a significant outlay of cash, subject to the near term supply of returned equipment noted above, for which revenues will be recognized over the lease term. We intend to fund these expenditures with our current cash resources, with the funds available under our $3.0 million revolving line of credit, and with new equipment financing specifically directed towards our new laboratory equipment acquisitions. While we believe that these resources will be adequate to support the entirety of our business expansion needs, both for new system placements as well as for the broader build out of the laboratory facilities, we intend to increase our mix of system sales to per use contracts to generate more cash. The majority of these sales will be to research accounts. We also intend a “modified” sale transaction with clinical customers that will include a combination of up front purchase cost and long term per-use license fees for future test volumes. This latter approach is one that best fits our smaller ACIS accounts, those with lower test volumes, and that improves the overall economics for these customers.

     Net cash provided from financing activities during the first six months of 2004 was $24.0 million primarily due to the completion of a $5.0 million private placement of our common stock with Safeguard in February 2004 and $21.0 million private placement of our common stock to a limited number of accredited investors in March and April 2004 net of $2.0 million of offering costs. Both of these financing transactions are described below. In addition, we paid down approximately $0.5 million of the outstanding GE equipment financing.

     In February 2003, we entered into a $3.0 million revolving credit agreement with Comerica Bank-California . This one-year agreement was renewed for a second year to February 2005. The borrowings under the line of credit will be used for working capital purposes and will bear interest at Comerica’s prime rate plus one-half percent. The agreement also includes a one-time facility fee of $15,000, a fee of 0.25% on the unused balance of the line of credit, various restrictive covenants and requirements to maintain certain financial ratios. Borrowings under the line of credit are guaranteed by Safeguard in exchange for an annual fee of $15,000 and an amount equal to 4.5% per annum of the daily-weighted average principal balance outstanding under the line of credit. We failed to satisfy certain financial covenants related to tangible net worth under the loan agreement as of the end of August 2003, and in October 2003 the lender waived these failures to satisfy the covenants and agreed to modify the covenants. The amended agreement that began in February 2004 now has only one financial covenant related to tangible net worth, which must be greater than $1 through June 30, 2004 and greater than $(2,000,000) thereafter. We were in compliance with the revised covenants at June 30, 2004 and management believes that it will remain in compliance throughout the remaining term of the agreement. As of June 30, 2004, $3.0 million was available under the line of credit.

     In August 2003, we entered into a $3.0 million equipment financing agreement with GE Capital. The loan principal amortizes ratably over a 33-month term. The borrowings under the equipment financing agreement are being used for working capital purposes and bear interest at 600 basis points over the three year treasury constant maturities rates (2.16% at 9/19/03 or time of borrowing). The agreement also provides for an incremental $2.0 million of financing availability upon reaching certain system placement objectives, various restrictive covenants, maintenance of certain financial ratios and a collateral monitoring fee of $5,000 per year. In September 2003, the entire $3.0 million available under the financing agreement was borrowed with an interest rate of 8.16%. As of June 30, 2004, $2.3 million of debt remains outstanding with approximately $1.1 million of the debt classified as current and $1.2 million as long-term.

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

     In June 2004, we entered into a new lease with GE Capital for the financing of up to $4.6 million in laboratory services related equipment. The lease financing has a term of 36 months for each financing executed under the line and provides for an early purchase option after 30 months at a predicted fair market value of the equipment. Any borrowings under the equipment lease financing agreement will bear interest based on a spread over the three year treasury constant maturities rate (3.24% at time of agreement). As of June 30, 2004, there were no funds that had been advanced under this lease financing agreement.

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

     We believe that our existing cash resources, which includes the proceeds from the two equity financing transactions completed in the first quarter of 2004, as described above, the available $3.0 million revolving line of credit, the $3.0 million equipment financing agreement combined with $2.0 million still available on the equipment financing agreement and the $4.6 million equipment lease line for the lab expansion will be sufficient to satisfy the cash needs of our existing operations during the next twelve months and will enable us to stay in compliance with our debt agreements. Over the longer term, we may need to seek additional debt or equity financing to fund our ongoing operations, development activities, clinical studies and/or regulatory activities. There can be no assurance that we will be able to obtain additional debt or equity financing when needed or on terms that are favorable to us and our stockholders. Furthermore, if additional funds are raised through an equity or convertible debt financing, our stockholders may experience significant dilution.

     We currently lease our corporate headquarters and manufacturing facility and laboratory services facility under operating lease arrangements. The lease for the corporate headquarters and manufacturing facility expired in February 2004 and we exercised our option to extend the lease one-year. The lease for the laboratory services facility was entered into in May 2004 and a term of one year. Our purchase obligations represent commitments primarily for the purchase of materials for the manufacture of our ACIS units.

     The following table summarizes our contractual and other commitments (in thousands):

Contractual Obligations	Less than 1 Year	1-3 Years
Operating leases	$428	$0
Long-term debt obligations	1,071	1,262

Total	$1,499	$1,262

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

     At June 30, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

     We have incurred operating losses in every year since inception, and our accumulated deficit as of June 30, 2004 was $94,366,122. Those operating losses are principally associated with the research and development of our ACIS technology, the conducting of clinical trials, preparation of regulatory clearance filings and the development of our sales and marketing organization to commercialize the ACIS. Although leasing and sales of the ACIS have been encouraging since we began the commercial distribution of the ACIS in late 1999, we may not be able to achieve profitable operations at any time in the future.

     Because our operating expenses are likely to increase significantly in the near term, we will need to generate significant additional revenue to achieve profitability. We expect our losses to continue to increase as a result of the expansion of the laboratory services, ongoing research and development and clinical trial expenses, as well as increased sales and marketing expenses. We are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and then maintain profitability, the market value of our common stock will decline.

We have limited experience in providing laboratory and other services, which may cause us to experience difficulties that could delay or prevent the development, introduction and marketing of these services.

     We began providing reference laboratory services in-house beginning in April 2004 and we intend to provide additional, oncology-focused laboratory services that complement our image analysis and certified ACCESS reference laboratory services. The success and viability of these initiatives is dependent on a number of factors including:

•	our ability to develop and provide services that we have not previously provided;

•	adequate reimbursement;

•	medical efficacy as demonstrated by clinical studies and governmental clearances;

•	governmental clearances, governmental regulations and expansion of the menu of tests performed by ACIS to bring greater economies of scale to our accounts operations; and

•	our ability to obtain timely approval of requisite state and federal regulatory licenses.

     We may not be successful in any of these areas, we may experience difficulties that could delay or prevent the successful development, introduction and marketing of these services, and we may not adequately meet the demands of the marketplace or achieve market acceptance. Our inability to accomplish any of these endeavors may have a material adverse effect on our business, operating results, cash flows and financial condition.

We may require additional financing to fund our new business initiatives, and it is uncertain whether such financing will be available on favorable terms, if at all.

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

     We do not know whether additional financing will be available on commercially acceptable terms when needed. In addition, our existing financing agreements contain covenants that prevent us from incurring additional debt (subject to limited exceptions) and prevent us from granting certain liens, claims or encumbrances on our assets. As a result, we may need the consent of our existing lenders to obtain additional debt financing. If adequate funds are not available or are not available on commercially acceptable terms, we might be required to delay, scale back or eliminate some or all of our development activities, new business initiatives, clinical studies or regulatory activities or to license to third parties the right to commercialize products or technologies that we would otherwise seek to commercialize ourselves.

Our ability to engage in certain business transactions may be limited by the restrictive covenants of our debt financing agreements.

Our existing financing agreements with Comerica Bank and GE Capital contain financial covenants requiring us to meet financial ratios and financial condition tests, as well as covenants restricting our ability to:

•	incur additional debt;

•	pay dividends or make other distributions or payments on capital stock;

•	make investments;

•	incur or permit to exist liens;

•	enter into transactions with affiliates;

•	change business, legal name or state of incorporation;

•	guarantee the debt of other entities, including joint ventures;

•	merge or consolidate or otherwise combine with another company; and

•	transfer or sell our assets.

These covenants could adversely affect our ability to finance our future operations or capital needs and pursue available business opportunities, including acquisitions. A breach of any of these covenants could result in a default in respect of the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness. We believe that we are currently in compliance with the covenants in our financing agreements.

We have recently terminated our relationships with reference laboratory partners, including our largest customer, which could have a negative impact on our revenue.

     During the past several years, we have had reference laboratory partners service our remote pathology ACIS users by performing the technical and professional component of analysis such as staining and image scanning. US LABS, Inc. and Esoterix, Inc. are two national reference laboratory partners that have provided these services. In February 2004, we notified US LABS. Inc. and Esoterix, Inc. that we would end our relationship with them and begin to provide in-house laboratory services to our customers beginning in April 2004. For the year ended December 31, 2003, US Labs was our largest customer and accounted for approximately 7% of our revenues. Following the termination notice, we and US Labs were engaged in a dispute regarding the interpretation of a non-solicitation provision contained in the reference lab agreement between the parties. On March 19, 2004, we entered into a settlement agreement with US Labs pursuant to which we agreed that we would extend our contractual relationship with US Labs until July 1, 2004, when our contractual relationship would end. In return for this extension of time, US Labs agreed to pay us an increased compensation rate. US Labs also agreed that the termination of its contractual relationship on July 1, 2004 will extinguish our remaining obligations under the non-solicitation provision of the laboratory reference agreement.

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

We may not successfully manage our growth, which may result in delays or unanticipated difficulties in implementing our business plan.

     Our success will depend upon the expansion of our operations and the effective management of our growth. We expect to experience growth in the scope of our operations and services and the number of our employees. If we grow significantly, such growth will place a significant strain on management and on administrative, operational and financial resources. To manage any growth, we would need to expand our facilities, augment our operational, financial and management systems, internal controls and infrastructure and hire and train additional qualified personnel. Our future success is heavily dependent upon growth and acceptance of our future products and services. If we are unable to scale our business appropriately or otherwise adapt to anticipated growth and new product introduction, our business, operating results, cash flows and financial condition may be harmed.

The medical imaging technology market is characterized by rapid technological change, frequent new product introductions and evolving industry standards, and we may encounter difficulties keeping pace with changes in this market.

     The introduction of diagnostic tests embodying new technologies and the emergence of new industry standards can render existing tests obsolete and unmarketable in short periods of time. We expect competitors to introduce new products and services and enhancements to existing products and services. The life cycles of tests using the ACIS, and of the ACIS itself, are difficult to estimate. Our future success will depend upon our ability to enhance our current tests, to develop new tests, and to enhance and continue to develop the hardware and software included in the ACIS, in a manner that keeps pace with emerging industry standards and achieves market acceptance. Our inability to accomplish any of these endeavors will have a material adverse effect on our business, operating results, cash flows and financial condition.

We face substantial existing competition and potential new competition from others pursuing technologies for imaging systems.

     We compete in a highly competitive industry. ACIS was first released in 1997 for use in research as an imaging system for the detection of rare cellular events. The primary application was for the detection of cells which contained a marker used to distinguish possible cancerous cells in bone marrow. At that time, the most significant competition to the ACIS for this application was use of manual microscopes and certain other cell-based techniques. These other techniques include PCR, a technique used in clinical labs to detect DNA sequences, and flow cytometry, a technique used to analyze biological material through the detection of the light-absorbing or fluorescing properties of cells. A natural progression for ChromaVision and the ACIS was to penetrate the manually intensive slide-based cancer testing market, with an initial focus on the breast cancer market. Companies such as DAKO, Ventana and BioGenex have greater cancer-testing market share and stronger medical laboratory relationships than we do. They also have two of the critical system components needed to drive standardization-reagents and staining automation. Other imaging companies such as TriPath and Applied Imaging are currently expanding into this market. Advancements in alternative cancer diagnostic tests and the development of new protein-based therapies will bring increased competition to this market segment, and such competition could adversely affect our operating results, cash flows and financial condition.

     The clinical laboratory business is intensely competitive both in terms of price and service. This industry is dominated by several national independent laboratories, but includes many smaller niche and regional independent laboratories as well. Large commercial enterprises, including Quest and LabCorp, have substantially greater financial resources and may have larger research and development programs and more sales and marketing channels than we do, enabling them to potentially develop and market competing assays. These enterprises may also be able to achieve greater economies of scale or establish contracts with payor groups on more favorable terms. Smaller niche laboratories compete with us based on their reputation for offering a narrow test menu. Academic and regional institutions generally lack the advantages of the larger commercial laboratories but still compete with us on a limited basis. Pricing of laboratory testing services is one of the significant factors often used by health care providers in selecting a laboratory. As a result of the clinical laboratory industry undergoing significant consolidation, larger clinical laboratory providers are able to increase cost efficiencies afforded by large-scale automated testing. This consolidation results in greater price competition. Once we begin to provide laboratory services, we may be unable to increase cost efficiencies sufficiently, if at all, and as a result, our operating results, cash flows and our financial position could be negatively impacted by such price competition.

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

We rely significantly on third-party manufacturers who may fail to supply us with components necessary to our products and services on a timely basis.

     We rely currently and intend to continue to rely significantly in the future on third-party manufacturers to produce all of the components used in our ACIS device. We are dependent on these third-party manufacturers to perform their obligations in a timely and effective manner and in compliance with FDA and other regulatory requirements.

     To date, we have generally not experienced difficulties in obtaining components from our manufacturers and, in cases where a particular manufacturer was unable to provide us with a necessary component, we have been able to locate suitable secondary sources. However, if the suppliers we rely on in the manufacturing of our products were unable to supply us with necessary components and we were unable to locate acceptable secondary sources, we might be unable to satisfy product demand, which would negatively impact our business. In addition, if any of these components are no longer available in the marketplace, we will be forced to further develop our technologies to incorporate alternate components. If we incorporate new components or raw materials into our products we might need to seek and obtain additional approvals or clearances from the FDA or foreign regulatory agencies, which could delay the commercialization of these products.

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

     Our computer systems are vulnerable to damage from a variety of sources, including telecommunications failures, malicious human acts and natural disasters. Moreover, despite reasonable security measures we have implemented, some of our information technology systems are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems, in part because we conduct business on the Internet and because some of these systems are located at third party web hosting providers and we cannot control the maintenance and operation of the data centers. Despite the precautions we have taken, unanticipated problems affecting our systems could cause interruptions in our information technology systems, leading to lost revenue, deterioration of customer confidence, or significant business disruption. Our business, financial condition, results of operations, or cash flows could be materially and adversely affected by any problem that interrupts or delays our operations.

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

     We believe that our continued success depends to a significant extent upon the efforts and abilities of our executive officers and our scientific and technical personnel, including the following individuals:

•	Michael Cola, our Chairman;

•	Ronald A. Andrews, our President and Chief Executive Officer;

•	Stephen T. D. Dixon, our Executive Vice President and Chief Financial Officer;

•	Heather Creran, our Executive Vice President and Chief Operating Officer – Oncology Services;

•	Kenneth Bauer, Ph.D., our Vice President and Chief Science Officer;

•	Karen Garza, our Vice President of Marketing and Strategic Initiatives; and

•	Jose de la Torre-Bueno, Ph.D., our Vice President and Chief Technology Officer.

We do not maintain key-person life insurance on any of our officers, scientific and technical personnel or other employees. The loss of any of our executive officers or senior managers could have a material adverse effect on our business, operating results, cash flows and financial condition.

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

The reimbursement rate for ACIS-based services has recently been significantly reduced, which may result in an adverse effect on our revenues and results of operations.

     The majority of the sales of our products in the US and other markets will depend, in large part, on the availability of adequate reimbursement to users of these products from government insurance plans, including Medicare and Medicaid in the US, managed care organizations, private insurance plans and other third-party payors. The continued success of the ACIS depends upon its ability to replace or augment existing procedures that are covered and otherwise eligible for payments and covered by the medical insurance industry.

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

     The impact of the above-referenced reimbursement changes to us has been a reduction in our average revenue per system placement due to lower pricing that we began to offer to our customers in response to their reduced reimbursement rates. We began to experience the impact of the above-referenced reimbursement changes on our revenues in the third quarter of 2003. We estimate that the changed reimbursement rates resulted in a reduction of our revenue for the third quarter of 2003 of approximately $65,000 (due to a 2.2% reduction in average revenue per system) and a reduction in our revenue for the fourth quarter of 2003 of approximately $80,000 (due to an 8% reduction in average revenue per system). This impact was mitigated in part from an increase in the overall number of system placements.

     The reduction of reimbursement for ACIS-based procedures has reduced revenue for current ACIS customers, may result in sales allowances or cancellations of contracts by current customers and may negatively impact future placements of ACIS. In addition, because of the increase in the technical component to reimbursement, we will be required to enter into new contracts with the hospitals that often prepare the slides for analysis. Hospitals have longer buying cycles and a more extensive contract evaluation process that may delay the implementation of these contracts. At the same time, our current pathologist customers, for whom professional service reimbursement has been reduced, will require more significant rate reductions in their contract terms with us. The creation of these new agreements, where we will seek fees from both a hospital and pathology practitioner, have the potential to be difficult to implement and could cause delays in coming to agreement on contract rate terms.

     We are not able to fully assess or predict the full impact of the changes in reimbursement levels on our business at this time, nor whether Medicare will review the medical necessity and appropriateness of amounts that have been paid in prior years, although it is likely that these reductions in reimbursement levels will impact our pricing, profitability and the demand for testing.

Our net revenue will be diminished if payors do not adequately cover or reimburse our services.

     There has been and will continue to be significant efforts by both federal and state agencies to reduce costs in government healthcare programs and otherwise implement government control of healthcare costs. In addition, increasing emphasis on managed care in the U.S. may continue to put pressure on the pricing of healthcare services. Uncertainty exists as to the coverage and reimbursement status of new assays. Third party payors, including governmental payors such as Medicare and private payors, are scrutinizing new medical products and services and may not cover or may limit coverage and the level of reimbursement for our services. Third party insurance coverage may not be available to patients for any of our existing assays or assays we discover and develop. However, a substantial portion of the testing for which we bill our hospital and laboratory clients is ultimately paid by third party payors. Any pricing pressure exerted by these third party payors on our customers may, in turn, be exerted by our customers on us. If government and other third party payors do not provide adequate coverage and reimbursement for our assays, our operating results, cash flows or financial condition may decline.

Managed care organizations are using capitated payment contracts in an attempt to shift payment risks which may negatively impact our operating margins.

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

     Billing for laboratory services is extremely complicated. We plan to provide testing services to a broad range of healthcare providers. We consider a “payor” as the party that pays for the test and a “customer” as the party who refers tests to us. Depending on the billing arrangement and applicable law, we will need to bill various payors, such as patients, insurance companies, Medicare, Medicaid, doctors and employer groups, all of which have different billing requirements. Additionally, our billing relationships require us to undertake internal audits to evaluate compliance with applicable laws and regulations as well as internal compliance policies and procedures. Insurance companies also impose routine external audits to evaluate payments made. This adds further complexity to the billing process.

           Among many other factors complicating billing are:

•	pricing differences between our fee schedules and the reimbursement rates of the payors;

•	disputes with payors as to which party is responsible for payment; and

•	disparity in coverage and information requirements among various carriers.

     We expect to incur significant additional costs as a result of our participation in the Medicare and Medicaid programs, as billing and reimbursement for clinical laboratory testing is subject to considerable and complex federal and state regulations. The additional costs we expect to incur include those related to: (1) complexity added to our billing processes; (2) training and education of our employees and customers; (3) implementing compliance procedures and oversight; (4) legal costs; and (5) costs associated with, among other factors, challenging coverage and payment denials and providing patients with information regarding claims processing and services, such as advanced beneficiary notices.

We may acquire other businesses, products or technologies in order to remain competitive in our market and our business could be adversely affected as a result of any of these future acquisitions.

     We may make acquisitions of complementary businesses, products or technologies. If we identify any additional appropriate acquisition candidates, we may not be successful in negotiating acceptable terms of the acquisition, financing the acquisition, or integrating the acquired business, products or technologies into our existing business and operations. Further, completing an acquisition and integrating an acquired business will significantly divert management time and resources. The diversion of management attention and any difficulties encountered in the transition and integration process could harm our business. If we consummate any significant acquisitions using stock or other securities as consideration, our shareholders’ equity could be significantly diluted. If we make any significant acquisitions using cash consideration, we may be required to use a substantial portion of our available cash. Acquisition financing may not be available on favorable terms, if at all. In addition, we may be required to amortize significant amounts of other intangible assets in connection with future acquisitions, which would harm our operating results, cash flows and financial condition.

RISKS RELATED TO LITIGATION AND INTELLECTUAL PROPERTY

Product liability claims could subject us to significant monetary damage.

     The manufacture and sale of the ACIS entails an inherent risk of product liability arising from an inaccurate, or allegedly inaccurate, test or diagnosis. We currently maintain numerous insurance policies, including a $2,000,000 general liability policy, a $5,000,000 technology based errors and omissions policy and a $10,000,000 umbrella liability policy (which excludes technology based errors and omissions). These policies have deductible ranges from $5,000 to $25,000 and contain customary exclusions (including certain exclusions for medical malpractice and asbestos). Although we have not experienced any material losses to date, we cannot assure you that we will be able to maintain or acquire adequate product liability insurance in the future. Any product liability claim against us could have a material adverse effect on our reputation and operating results, cash flows and financial condition.

Clinicians or patients using our products or services may sue us and our insurance may not sufficiently cover all claims brought against us, which will increase our expenses.

     The development, marketing, sale and performance of healthcare services expose us to the risk of litigation, including professional negligence. Damages assessed in connection with, and the costs of defending, any legal action could be substantial. We currently maintain numerous insurance policies, including a $3,000,000 professional liability insurance policy ($2,000,000 per incident). This policy has a deductible of $10,000 and contains customary exclusions (including exclusions relating to asbestos and biological contaminants). However, we may be faced with litigation claims which exceed our insurance coverage or are not covered under any of our insurance policies. In addition, litigation could have a material adverse effect on our business if it impacts our existing and potential customer relationships, creates adverse public relations, diverts management resources from the operation of the business or hampers our ability to perform assays or otherwise conduct our business.

If we use biological and hazardous materials in a manner that causes injury, we could be liable for damages.

     Our research and development activities sometimes involve the controlled use of potentially harmful biological materials, hazardous materials, chemicals and various radioactive compounds. We cannot completely eliminate the risk of accidental contamination or injury to third parties from the use, storage, handling or disposal of these materials. We currently maintain numerous insurance policies, including a $2,000,000 general liability policy and a $10,000,000 umbrella liability policy (which excludes technology-based errors and omissions). These policies have deductible ranges from $5,000 to $25,000 and contain customary exclusions (including certain exclusions relating to asbestos and medical malpractice). However, in the event of contamination or injury, we could be held liable for any resulting damages, and any liability could exceed our resources or any applicable insurance coverage we may have. Additionally, we are subject on an ongoing basis to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. The cost of compliance with these laws and regulations is significant and could negatively affect our operations, cash flows and financial condition if these costs increase substantially.

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

The healthcare industry has been the subject of extensive litigation regarding patents and other proprietary rights and if we are unable to protect our patents and proprietary rights, through litigation or otherwise, our reputation and competitiveness in the marketplace could be materially damaged.

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

     If any of these events occurs, our business, results of operation, cash flows and financial condition will suffer and the market price of our common stock will likely decline.

     In our lawsuit against Applied Imaging, Applied Imaging has filed a response and a countersuit in the United States District Court for the Southern District of California asserting that ChromaVision infringed upon its United States Patent No. 6,633,662 entitled, “Identification of Objects of Interest Using Multiple Illumination Schemes and Finding Overlay of Features In Corresponding Multiple Images.” Applied Imaging Corporation is seeking an injunction against ChromaVision’s continued manufacture, sale and use of the alleged infringing Automated Cellular Imaging System (ACIS®) in the United States and enhanced economic damages for ChromaVision’s alleged willful infringement. In addition to the patent infringement claim, Applied Image asserts ChromaVision intentionally interfered with Applied Imaging’s business relationships, misappropriation of valuable trade secrets, and unfair business practices and competition. Relief sought in this counter suit is estimated to exceed $20.0 million. ChromaVision believes that these allegations are without merit and intends to fully and vigorously defend and contest each of the allegations made by Applied Imaging Corporation.

Adversary proceedings could subject us to monetary or other damages.

     IMPATH, Inc, as a debtor-in-possession, has commenced an adversary proceeding in Bankruptcy Court in the Southern District of New York against ChromaVision, Richard J. Cote, Heather Creran and Horacio Vall. Mr. Cote is a former director of IMPATH and Ms. Creran and Mr. Vall are each former employees of IMPATH. Mr. Cote, Ms. Creran and Mr. Vall are currently employed by with ChromaVision. The complaint alleges, among other things, that Mr. Cote, Ms. Creran and Mr. Vall have, among other things, misappropriated certain of IMPATH’s alleged trade secrets, breached fiduciary duties and unlawfully solicited former IMPATH employees to commence employment with ChromaVision. The lawsuit also alleges that ChromaVision aided and abetted these individuals in connection with these alleged actions and that ChromaVision breached a non-disclosure agreement with IMPATH. While we believe that the allegations are without merit and we intend to fully and vigorously defend and contest each of the allegations, an adverse determination in this litigation could adversely affect our business, results of operations, cash flows and financial condition.

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

Our medical devices, facilities and products are subject to significant quality control oversight and regulations, and our failure to comply with these could result in penalties or enforcement proceedings.

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

Our operations are subject to strict laws prohibiting fraudulent billing and other abuse, and our failure to comply with such laws could result in substantial penalties.

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

Our laboratory services will be subject to extensive federal and state regulation, and our failure to comply with such regulations could result in penalties or suspension of Medicare payments and/or loss of our licenses, certificates or accreditation.

     The clinical laboratory testing industry is subject to extensive regulation, and many of these statutes and regulations have not been interpreted by the courts. The Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) established quality standards for all laboratory testing to ensure the accuracy, reliability and timeliness of patient test results regardless of where the test was performed. Laboratories covered under CLIA are those which perform laboratory testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention, treatment of disease and other factors. The Centers for Medicare and Medicaid Services is charged with the implementation of CLIA, including registration, surveys, enforcement and approvals of the use of private accreditation agencies. For certification under CLIA, laboratories such as ours must meet various requirements, including requirements relating to quality assurance, quality control and personnel standards. Since we will be performing patient testing from all states, our laboratory will also be subject to strict regulation by California, New York and various other states. State laws may require that laboratory personnel meet certain qualifications, specify certain quality controls or require maintenance of certain records, and we will be required to obtain state regulatory licenses to offer the professional and technical components of laboratory services. If we are unable to secure our state regulatory license in a timely manner, our plans to expand into laboratory services could be compromised. We will also seek to be accredited by the College of American Pathologists, a private accrediting agency, and therefore will be subject to their requirements and evaluation. Our failure to comply with CLIA, state or other applicable requirements could result in various penalties, including restrictions on tests which the laboratory may perform, substantial civil monetary penalties, imposition of specific corrective action plans, suspension of Medicare payments and/or loss of licensure, certification or accreditation. Such penalties could result in our being unable to continue performing laboratory testing. Compliance with such standards is verified by periodic inspections and requires participation in proficiency testing programs.

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

We are subject to federal and state laws governing the financial relationship among healthcare providers, including Medicare and Medicaid laws, and our failure to comply with these laws could result in significant penalties and other adverse consequences.

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

     Several states in which we operate have enacted legislation that prohibits physician self-referral arrangements and/or requires physicians to disclose any financial interest they may have with a healthcare provider to their patients when referring patients to that provider. Some of these statutes cover all patients and are not limited to Medicare or Medicaid beneficiaries. Possible sanctions for violating state physician self-referral laws vary, but may include loss of license and civil and criminal sanctions. State laws vary from jurisdiction to jurisdiction and, in a few states, are more restrictive than the federal Stark Law. Some states have indicated they will interpret their own self-referral statutes the same way that the U.S. Centers for Medicare and Medicaid Services (“CMS”) interprets the Stark Law, but it is possible the states will interpret their own laws differently in the future. The laws of many states prohibit physicians from sharing professional fees with non-physicians and prohibit non-physician entities, such as us, from practicing medicine and from employing physicians to practice medicine.

     If we do not comply with existing or additional regulations, or if we incur penalties, it could increase our expenses, prevent us from increasing net revenue, or hinder our ability to conduct our business. In addition, changes in existing regulations or new regulations may delay or prevent us from marketing our products or cause us to reduce our pricing.

Our business is subject to stringent laws and regulations governing the confidentiality of medical information, and our failure to comply could subject us to criminal penalties and civil sanctions.

     The use and disclosure of patient medical information is subject to substantial regulation by federal, state, and foreign governments. For example, the Health Insurance Portability and Accountability Act of 1996, known as HIPAA, was enacted among other things, to establish uniform standards governing the conduct of certain electronic health care transactions and to protect the security and privacy of individually identifiable health information maintained or transmitted by health care providers, health plans and health care clearinghouses. We are currently required to comply with two standards under HIPAA. We must comply with the Standards for Electronic Transactions, which establish standards for common health care transactions, such as claims information, plan eligibility, payment information and the use of electronic signatures; unique identifiers for providers, employers, health plans and individuals; security; privacy; and enforcement. We were required to comply with these Standards by October 16, 2003. We also must comply with the Standards for Privacy of Individually Identifiable Information, which restrict our use and disclosure of certain individually identifiable health information. We were required to comply with the Privacy Standards by April 14, 2003. Two other standards relevant to our use of medical information have been adopted under HIPAA, although our compliance with these standards is not yet required. The Security Standards will require us to implement certain security measures to safeguard certain electronic health information by April 21, 2005. In addition, CMS recently published a final rule, which will require us to adopt a Unique Health Identifier for use in filing and processing health care claims and other transactions by May 23, 2007. While the government intended this legislation to reduce administrative expenses and burdens for the health care industry, our compliance with this law may entail significant and costly changes for us. If we fail to comply with these standards, we could be subject to criminal penalties and civil sanctions.

     The Standards for Privacy of Individually Identifiable Information establish a “floor” and do not supersede state laws that are more stringent. Therefore, we are required to comply with both federal privacy regulations and varying state privacy laws. In addition, for health care data transfers from other countries relating to citizens of those countries, we must comply with the laws of those other countries.

RISKS RELATED TO OUR COMMON STOCK

We have never paid cash dividends on our Common Stock and do not anticipate on paying dividends on our common stock, which may cause investors to rely on capital appreciation for a return on their investment.

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

We are controlled by a single existing stockholder, whose interests may differ from other stockholders’ interests and may adversely affect the trading price of our common stock.

     Safeguard Scientifics, Inc. beneficially owns a majority of the outstanding shares of our common stock. Safeguard Scientifics, Inc. currently beneficially owns 56.7% of our common stock. In the event Safeguard were to sell all of the shares covered by the registration statement of which this prospectus is a part, Safeguard’s beneficial ownership would be reduced to approximately 50%. As a result, Safeguard Scientifics, Inc. will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets. In addition, Safeguard Scientifics, Inc. will have the ability to elect all of our directors and they could, as a result, dictate the management of our business and affairs. The interests of this stockholder may differ from other stockholders’ interests. In addition, this concentration of ownership may delay, prevent, or deter and change in control and could deprive other stockholders of an opportunity to receive a premium for their common stock as part of a sale of our business. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Historically, we have invested excess cash in short-term debt securities that are intended to be held to maturity. These short-term investments typically have various maturity dates which do not exceed one year. We had no short-term investments as of June 30, 2004.

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

Item 4. Controls and Procedures

     Our Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission (the “SEC”) pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Assessing the costs and benefits of such controls and procedures necessarily involves the exercise of judgment by management, and such controls and procedures, by their nature, can provide only reasonable assurance that management’s objectives in establishing them will be achieved.

     As of June 30, 2004, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Company’s management, including our Interim Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely fashion to material information relating to our Company (including its consolidated subsidiaries) required to be included in our Exchange Act reports. There have been no significant changes in our Company’s internal controls or in other factors which could significantly affect, internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, subsequent to the date that our Company carried out its evaluation of the internal controls.

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

     IMPATH, Inc, as a debtor-in-possession, has commenced an adversary proceeding in Bankruptcy Court in the Southern District of New York against ChromaVision, Richard J. Cote, Heather Creran and Horacio Vall. Mr. Cote is a former director of IMPATH and Ms. Creran and Mr. Vall are each former employees of IMPATH. Mr. Cote, Ms. Creran and Mr. Vall are currently employed by ChromaVision. The complaint alleges that Mr. Cote, Ms. Creran and Mr. Vall have, among other things, misappropriated certain of IMPATH’s alleged trade secrets, breached fiduciary duties and unlawfully solicited former IMPATH employees to commence employment with ChromaVision. The lawsuit also alleges that ChromaVision aided and abetted these individuals in connection with these alleged actions and that ChromaVision breached a non-disclosure agreement with IMPATH. ChromaVision believes that these allegations are without merit and intends to fully and vigorously defend and contest each of the allegations.

     The Company is not otherwise a party to any other legal proceedings, the adverse outcome of which, individually or in the aggregate, management believes would have a material adverse effect on the business, financial condition or results of operations of the business.

Item 2. Changes in Securities and Use of Proceeds

     For information regarding securities sold by the Company during the quarter ended June 30, 2004, see Information contained in note 8 to “Notes to Condensed Consolidated Financial Statements” included in this report. We expect to use the net proceeds from these sales for working capital and general corporate purposes, including the funding of new business initiatives.

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on June 9, 2004. At the meeting, the stockholders voted in favor of electing as directors the 6 nominees named in the Proxy Statement dated April 26, 2004.

The number of votes were as follows:

NAME	FOR	WITHHELD
Michael F. Cola	48,684,456	313,518
Anthony L. Craig	41,709,006	288,968
Irwin Scher, M.D.	41,876,917	121,057
Frank P. Slattery, Jr.	41,869,143	128,831
Jon R. Wampler	41,864,984	132,990
G. Steve Hamm	41,869,821	128,153

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

3.1	Certificate of Incorporation of the Company (as amended)(a)

3.2	Certificate of Designations of Series C Preferred Stock(b)

3.3	Certificate of Designations of the Powers and Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series D 5% Cumulative Convertible Preferred Stock(c)

3.4	By-laws of the Company, as amended (a)

10.7	Employment Agreement between the Company and Richard J. Cote dated June 9, 2004 (*)

10.8	Employment Agreement between the Company and Ronald A. Andrews dated June 18, 2004 (*)

10.9	Capital financing lease between the Company and General Electric Capital Corporation dated June 23, 2004 (*)

10.10	Facility lease between the Company and The Irvine Company dated May 28, 2004 (*)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a) or Rule 15d-14(a). (*)

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a) or Rule 15d-14(a). (*)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as
Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)

(*)	Filed herewith.

(a)	Filed on April 30, 1997 as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-26129) and incorporated by reference.

(b)	Filed on March 12, 1999 as an exhibit to the Company’s Current Report on Form 8-K and incorporated by reference.

(c)	Filed on July 12, 2001 as an exhibit to the Company’s Current Report on Form 8-K and incorporated by reference.

(b) Reports on Form 8-K

On July 23, 2004, the Company filed a report on Form 8-K with respect to its results of operations for the quarter and six months ended June 30, 2004 and announcing that Ronald A. Andrews had been named Chief Executive Officer, attaching a copy of a press release containing financial statements for such period.

SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHROMAVISION MEDICAL SYSTEMS, INC.

DATE: August 9, 2004	BY:	/s/ Ronald A. Andrews

Ronald A. Andrews
President and Chief Executive Officer

DATE: August 9, 2004	BY:	/s/ Stephen T. D. Dixon

Stephen T.D. Dixon
Executive Vice President and Chief Financial Officer