Form 10-Q
period 2004-09-30
CHROMAVISION MEDICAL SYSTEMS INC
filed 2004-11-09
CIK 1038223

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2004

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

Yes      ☐             No      ☒

As of November 1, 2004 there were 51,428,084 shares outstanding of the Issuer’s Common Stock, $0.01 par value.

CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

PART I  - FINANCIAL INFORMATION
Item 1

CHROMAVISION MEDICAL SYSTEMS, INC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$15,859	$1,699
Accounts receivable, net	1,899	2,496
Other receivable	—	451
Other	426	287
Total current assets	18,184	4,933
Property and equipment, net	5,806	5,086
Patents, net of accumulated amortization	982	830
Other	365	202
Total assets	$25,337	$11,051

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,697	$394
Accrued severance	—	254
Accrued payroll	1,725	684
Accrued liabilities	975	864
Current maturities of long-term debt, including capital lease obligation	1,612	1,028
Total current liabilities	6,009	3,224

Long-term debt, including capital lease obligation	2,042	1,808

Commitments and contingencies
Stockholders’ equity:
Series C convertible preferred stock, $.01 par value, authorized 8,000,000 shares, none issued and outstanding	—	—
Common stock $.01 par value, authorized 100,000,000 shares, issued and outstanding shares 51,428,084 in 2004 and 38,582,604 in 2003	514	386
Additional paid-in capital	117,257	92,445
Accumulated deficit	(99,718)	(85,883)
Deferred compensation	(722)	(856)
Accumulated other comprehensive loss	(45)	(73)
Total stockholders’ equity	17,286	6,019
Total liabilities and stockholders’ equity	$25,337	$11,051

See accompanying notes to condensed consolidated financial statements.

CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue:

Fee per use and other revenue	$1,309	$2,827	$4,328	$8,130

System sales	442	252	1,577	656

Lab services	812	—	981	—

Total revenue	2,563	3,079	6,886	8,786

Cost of revenue	2,167	970	4,224	2,687

Gross profit	396	2,109	2,662	6,099

Operating expenses:

Selling, general and administrative	3,467	3,115	10,302	8,981

General and administrative costs related to lab services	1,045	—	2,553	—

Research and development	1,241	1,171	3,570	3,636

Total operating expenses	5,753	4,286	16,425	12,617

Loss from operations	(5,357)	(2,177)	(13,763)	(6,518)

Total other income (expense)	5	(15)	(72)	(10)

Loss before income taxes	(5,352)	(2,192)	(13,835)	(6,528)

Income taxes	—	—	—	—

Net loss	$(5,352)	$(2,192)	$(13,835)	$(6,528)

Basic and diluted net loss per common share	$(0.10)	$(0.06)	$(0.29)	$(0.18)
Weighted average number of common shares outstanding	51,428,084	37,820,840	48,123,157	37,094,625

See accompanying notes to condensed consolidated financial statements.

CHROMAVISION MEDICAL SYSTEMS, INC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands, except share and per share amounts)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003

Cash flows from operating activities:
Net loss	$(13,835)	$(6,528)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,248	2,020
Non-cash compensation charges	586	136

Changes in operating assets and liabilities:
Accounts receivable, net	597	(255)
Other assets	153	(325)
Accounts payable	1,303	(361)
Accrued payroll	787	(131)
Accrued liabilities	111	15
Net cash used in operating activities	(8,050)	(5,429)

Cash flows from investing activities:
Additions to patents	(246)	—
Purchase of property and equipment	(2,878)	(2,845)
Other	—	(19)
Net cash used in investing activities	(3,124)	(2,864)

Cash flows from financing activities:
Proceeds from equipment lease financing	1,628	—
Borrowings on revolving credit facility & equipment financing	—	250
Repayments on long-term debt, including capital lease obligation	(810)	3,000
Issuance of common stock	26,068	5,000
Offering Costs	(1,580)	(31)
Net cash used in financing activities	25,306	8,219

Effect of exchange rate changes on cash and cash equivalents	28	(39)

Net increase (decrease) in cash and cash equivalents	14,160	(113)

Cash and cash equivalents at beginning of period	1,699	2,810

Cash and cash equivalents at end of period	$15,859	$2,697

See accompanying notes to condensed consolidated financial statements.

CHROMAVISION MEDICAL SYSTEMS, INC AND SUBSIDIARIES

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

Stock Options

Pro forma information, which assumes the Company had accounted for stock options granted under the fair value method prescribed by Statement of Financial Accounting Standard No 123 (SFAS No. 123), “Accounting for Stock-based Compensation,” is presented below.  The per share weighted-average fair value of stock options granted was $1.50 for the nine month period ended September 30, 2004, and $0.86 for the nine month period ended September 30, 2003, respectively, as estimated using the Black-Scholes option-pricing model.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods.  The Company’s historical and pro forma net loss per share for the three and nine month periods ended September 30, 2004 and 2003 are as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Consolidated net loss attributable to common stock:
As reported	$(5,352)	$(2,192)	$(13,835)	$(6,528)
Add: Stock-based employee compensation expense included in net loss	84	—	412	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(328)	(342)	(1,353)	(1,120)
Pro forma net loss	$(5,596)	$(2,534)	$(14,776)	$(7,648)

Net loss per share – Basic and diluted:
As reported	$(0.10)	$(0.06)	$(0.29)	$(0.18)
Pro forma	$(0.11)	$(0.07)	$(0.31)	$(0.21)

The following assumptions were used to determine the fair value of stock options granted using the Black-Scholes option-pricing model:

	2004	2003
Dividend yield	0.0%	0.0%
Volatility	108.44%	97.47%
Average expected option life	4 years	4 years
Risk-free interest rate	3.16%	2.45%

Restricted Stock

On September 1, 2003, the Company issued 816,950 shares of restricted stock to employees. The restricted stock vests over a two year period.  Unearned compensation under the restricted stock plan as reflected on the balance sheet was recorded based on the fair market value of the shares issued. Under Accounting Principles Board (APB) No. 25 “Accounting for Stock Issued to Employees, compensation expense is reflected over the period in which services are performed (See Note 8 of Notes to the Consolidated Financial Statements).

(2)  Net Loss Per Share

Basic and diluted loss per common share is calculated by dividing net loss by the weighted average common shares outstanding during the period.  In-the-money stock options and warrants to purchase an aggregate of 1,192,402 and 4,407,162 shares of common stock were outstanding at September 30, 2004 and 2003, respectively. These stock options and warrants outstanding were not included in the computation of diluted earnings per share because the Company incurred a net loss in all periods presented and hence, the impact would be anti-dilutive.

(3)  Patents

Patents with estimated useful lives are amortized over their respective estimated useful lives to their estimated residual values. The following table provides a summary of the Company’s patents with definite useful lives recorded as of September 30, 2004 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period in Years
Technology related	$1,175	$(193)	$982	7 - 10

The following table summarizes the future estimated annual pretax amortization expense for these assets (in thousands):

Fiscal Year
2004	$48
2005	192
2006	192
2007	192
2008 & thereafter	358
Total	$982

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

(5)  Comprehensive Loss

The total comprehensive loss is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss	$(5,352)	$(2,192)	$(13,835)	$(6,528)
Foreign currency translation adjustment	26	67	28	(39)
Comprehensive loss	$(5,326)	$(2,125)	$(13,807)	$(6,567)

(6)  Business Segments

The Company operates primarily in two business segments engaged in the development, manufacture and marketing of an automated cellular imaging system which is designed to assist physicians in making critical medical decisions and the offering of technical laboratory services.  The segments are determined based on product and or services delivered to customer groups.  The Company’s chief operating decision maker is the Chief Executive Officer and President.  The chief operating decision maker allocates resources and assesses performance and other activities at the operating segment level.

Revenues, cost of revenue and operating loss for our operating segments are as follows (in thousands):

	Three Months Ended September 30,2004			Three Months Ended September 30,2003
	Lab	System Sales & Other	Total	Lab	System Sales & Other	Total
Revenue	$812	$1,751	$2,563	$—	$3,079	$3,079

Cost of revenue	1,301	866	2,167	—	970	970

Gross profit	$(489)	$885	$396	$—	$2,109	$2,109
Selling, general and administrative (including lab administration)			4,512			3,115
Research & development			1,241			1,171
Operating loss			$(5,357)			$(2,177)

	Nine Months Ended September 30,2004			Nine Months Ended September 30,2003
	Lab	System Sales & Other	Total	Lab	System Sales & Other	Total
Revenue	$981	$5,905	$6,886	$—	$8,786	$8,786

Cost of revenue	1,471	2,753	4,224	—	2,687	2,687

Gross profit	$(490)	$3,152	$2,662	$—	$6,099	$6,099
Selling, general and administrative (including lab administration)			12,855			8,981

Research & development			3,570			3,636
Operating loss			$(13,763)			$(6,518)

(7)  Recent Accounting Developments

In October 2004, the FASB concluded that an exposure draft (Share-Based Payment) that will amend SFAS No 123, which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005.  Adopting this new standard occurs in one of two ways — the modified prospective transition method or the modified retrospective transition method.  The Company is currently evaluating the effect that the adoption would have on its financial position and results of operations.

(8)  Stock Transactions

On February 26, 2003, the Company issued 4,646,408 shares of Common Stock for an aggregate cash purchase price of $5.0 million ($1.0761 per share) in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933, as amended to Safeguard Delaware, Inc., a wholly-owned subsidiary of Safeguard Scientifics, Inc.  Safeguard Scientifics, Inc. and its wholly-owned subsidiaries will be referred to as “Safeguard”.  As a result of the transaction, Safeguard’s percentage of beneficial ownership increased to approximately 62%. ChromaVision and Safeguard also entered into an agreement giving Safeguard certain rights to have the purchased shares registered under the Securities Act of 1933, as amended.

On September 1, 2003, the Company issued 816,950 shares of restricted stock to employees with a value on the date of grant of $1,021,188 ($1.25 per share), which was recorded as deferred compensation.  This restricted stock vests over a two-year period.  Compensation expense is recognized on a straight-line basis over the vesting period and is reduced to the extent that a participant forfeits shares of restricted stock received prior to vesting.  The deferred compensation charge is unaffected by future changes in the price of the common stock. Safeguard did not exercise its anti-dilution rights in conjunction with the restricted stock grant.  As a result, Safeguard’s beneficial ownership decreased from approximately 62% to approximately 60%. These shares were issued following our delisting from the Nasdaq National Market without first being qualified under California state securities laws.  As a result, the Company may have potential liability under California state securities laws to the individuals to whom the shares of restricted stock were issued.  The Company may elect to conduct a rescission offer to such individuals to give them the election to rescind their restricted stock grant.  Management is currently analyzing this matter and cannot, at this time, ascertain the extent of its’ potential liability, if any, although it does not believe that it would be material to the Company’s financial statements.

On February 10, 2004, the Company completed a private placement exempt from registration under Section 4(2) of the Securities Act to issue 2,295,230 shares of common stock and a warrant to purchase shares of common stock to Safeguard for a purchase price of $5.0 million.  The warrant issued to Safeguard is exercisable until March 1, 2008 and is currently exercisable to purchase 344,285 shares of common stock for an exercise price of $2.95 per share.  As a result of this transaction, Safeguard’s percentage of beneficial ownership of the Company’s common stock increased from approximately 60% immediately preceding the transaction to approximately 63%.  The Company also entered into a registration rights agreement giving Safeguard certain rights to have the purchased shares registered under the Securities Act of 1933, as amended.

On March 25, 2004, the Company entered into a securities purchase agreement with a limited number of accredited investors pursuant to which the Company agreed to issue and the investors agreed to purchase 10,500,000 shares of common stock, together with warrants to purchase an additional 1,575,000 shares of common stock at an exercise price of $2.75 per share for an aggregate purchase price of $21.0 million (this financing will be referred to as the “March 2004 financing”).  The warrants issued in this transaction are exercisable for a period of four years after the date they were issued.  This transaction was structured so that a portion of the common stock and warrants issued (4,200,000 shares of common stock and warrants to purchase 630,000 shares of common stock for aggregate gross proceeds of $8.4 million) were issued at an initial closing that occurred on March 31, 2004.  The remaining shares and warrants to be issued in the transaction were issued at a subsequent closing which occurred on April 27, 2004.  Safeguard was one of the purchasers in the March 2004 financing and acquired 3,750,000 shares (of which 1,500,000 shares were acquired at the initial closing) of common stock and warrants to purchase 562,500 shares of common stock (of which 225,000 were acquired at the initial closing) for an aggregate investment of $7.5 million.  Following consummation of the subsequent closing of the financing Safeguard beneficially owned approximately 56.7% of the Company’s outstanding common stock.

Each of the purchasers in the March 2004 financing was granted a preemptive right to purchase its pro-rata share of 49.9% of any new equity securities that may be issued on or prior to March 31, 2005.  Safeguard had previously been granted preemptive rights, which it waived in connection with the March 2004 financing (except to the extent that it purchased securities in the March 2004 transaction).  In connection with the March 2004 financing, the Company entered into a registration rights agreement with the purchasers in that financing, and the Company has registered the resale of shares issued in the March 2004 financing with the Securities and Exchange Commission.

Due to its beneficial ownership of approximately 56.7% of the Company’s outstanding common stock, Safeguard has the power to elect all of the directors of the Company.  The Company has given Safeguard contractual rights enabling it to exercise significant control over the Company.

(9)  Line of Credit

In February 2003, the Company entered into a $3.0 million revolving credit agreement with Comerica Bank-California. This one year agreement was renewed for a second year to February 2005.  The borrowings under the line of credit will be used for working capital purposes and will bear interest at Comerica’s prime rate plus one-half percent. The agreement also includes a one-time facility fee of $15,000, a fee of 0.25% on the unused balance of the line of credit, various restrictive covenants and requirements to maintain certain financial ratios. Borrowings under the line of credit are guaranteed by Safeguard in exchange for an annual fee of $15,000 and an amount equal to 4.5% per annum of the daily-weighted average principal balance outstanding under the line of credit. The Company failed to satisfy certain financial covenants under the loan agreement as of the end of August 2003, and in October 2003 the lender waived these failures to satisfy the covenants and agreed to modify the covenants by amendment entered into on January 22, 2004.  The amended agreement that began in February 2004 now has only one financial covenant related to tangible net worth, which must be greater than $1 through June 30, 2004 and greater than ($2,000,000) thereafter.  As of September 30, 2004, the Company had no balance outstanding under the line of credit and was in compliance with the modified covenants.  The Company believes it will remain in compliance with these modified covenants throughout the remaining term of the agreement.

(10)  Equipment and Lab Expansion Financing

In August 2003, the Company entered into a $3.0 million equipment financing agreement with GE Capital.  The loan principal amortizes ratably over a 33-month term. The borrowings under the equipment financing agreement are being used for working capital purposes and bear interest at 600 basis points over the three year treasury constant maturities rates (2.16% at 9/19/03 or time of borrowing). The agreement also provides for an incremental $2.0 million of financing availability upon reaching certain system placement objectives, various restrictive covenants, maintenance of certain financial ratios and a collateral monitoring fee of $5,000 per year. In September 2003, the entire $3.0 million available under the financing agreement was borrowed with an interest rate of 8.16%.  As of September 30, 2004, $2.1 million of debt remains outstanding with approximately $1.1 million of the debt classified as current and $1.0 million of the debt classified as long-term.

In June 2004, the Company entered into a lease with GE Capital for the capital equipment financing of up to $4.6 million in laboratory services related equipment.  The lease financing has a term of 36 months for each financing executed under the line and provides for an early purchase option after 30 months at a predicted fair market value of the equipment.  Any borrowings under the equipment lease financing agreement will bear interest based on a spread over the three year treasury constant maturities rate (3.24% at time of agreement).  As of September 30, 2004, the Company had financed $1.6 million of capital equipment, which was recorded as a capital lease obligation.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements in this report describing our plans, goals, strategies, intentions, expectations and anticipated events are forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those described in this report.  Factors that could cause or contribute to those differences include those described below under “Factors That May Affect Future Results of Operations,” “Risk Factors,” and elsewhere in this quarterly report, as well as:  our ability to successfully implement and expand our cancer diagnostic laboratory service offerings, biopharma services and in-sourcing of our Access remote pathology program, the performance and acceptance of our system and service offerings in the marketplace; changes in rates of third-party payer reimbursement for tests performed using our system; uncertainty of success in developing any new software applications; our receipt of requisite federal and state licenses to provide a broad array of laboratory services; the outcome of any currently pending and any future litigation that involves us; any future success depends upon our ability to expand and maintain a successful sales and marketing organization; we may require additional financing for our business, and it is uncertain whether the financing will be available on favorable terms or at all; we may encounter unanticipated expenses, liabilities or other adverse events affecting cash flow; our ability to develop new tests and to distribute our systems and tests performed on the system depends on successful collaboration with third parties that we do not control; proper utilization of our system is dependent upon the quality of third party stains and reagents; we must successfully compete with other technologies and with emerging competitors in cell imaging many of which may have greater resources, market share, and brand recognition than us; an inadequate supply of biological samples could delay completion of clinical trials for new applications for our Automated Cellular Imaging System (“ACIS®”); the clinical trials could fail to demonstrate the efficacy of the ACIS for new applications; new applications may not be successfully developed; the ability to commercialize new applications may be dependent on obtaining appropriate U.S. Food and Drug Administration (the “FDA”) and foreign regulatory approvals and clearances, which may not be obtained when anticipated or at all; our competitive position is dependent upon our ability to protect our patents and proprietary rights; manufacture of the ACIS is subject to FDA regulation and our ability to implement our strategy of providing decentralized ACIS analysis capabilities over the internet is dependent upon successful development of the related imaging technology and obtaining any required regulatory approvals. In addition, there is risk and uncertainty as to our expectation that our revenues may increase from the addition of new system placements, sales of systems to research accounts and the roll-out of the Access remote pathology program in our laboratory facilities. Recent experience with respect to ACIS placements, new contracts for placements, revenues and results of operations may not be indicative of future results for the reasons set forth above.

Overview and Outlook

ChromaVision is an advanced diagnostics and services company focused on improving the quality of patient care while reducing medical costs and speeding the discovery of new drugs to treat cancer.  We develop, manufacture and market a versatile automated digital microscope system with the ability to detect, count and classify cells based on color, size and shape to assist pathologists in making critical medical decisions that can affect patient treatment. The ACIS combines an automated microscope with computer-based color imaging technology originally developed for the U.S. government’s “Star Wars” program.

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

Our focus historically has been on the development, manufacture and marketing of our ACIS device.   Our primary customers for the placement of ACIS devices are large hospitals (with 500 beds or more) and academic research centers.  These customers typically have laboratory facilities from which they can stain and image tissue samples for analysis using our ACIS device.  However, many of our smaller customers, such as small community hospitals, do not have their own facilities to perform the laboratory services necessary to prepare tissues for viewing on our ACIS device.  These customers can nevertheless utilize our advanced imaging technology by analyzing images and reports on remote viewing stations known as Access viewing stations.   Historically, we have outsourced the staining and imaging of tissue samples from these customers to reference laboratory partners, which in turn distributed the images and reports back to these customers for viewing and analysis on the remote Access viewing stations.

Earlier this year, we made a decision to expand our service offerings into the complementary field of advanced cancer diagnostic services.  At that time, we began several related steps to implement this strategic initiative by first raising new equity capital and then using these funds to make significant investments in the hiring of a number of individuals with significant laboratory services experience, leasing a dedicated facility from which we can provide laboratory services directly to our Access customers and acquiring new laboratory equipment.  Thus far, our laboratory services have been limited to providing Access technical services such as stain preparation and image scanning to our remote Access customers for analysis using the ACIS software.  However, upon receipt of requisite state and federal licenses, we intend to broaden our laboratory service offerings ranging from in-house pathology testing using the ACIS device to other cutting-edge diagnostic technologies that assist physicians in managing cancer such as flow cytometry and molecular medicine.  In the future, we expect that revenue from these laboratory services will comprise the greatest and fastest growing component of our total revenue.

In addition to our new diagnostic laboratory services, we also develop ACIS-based tools for academic and biopharmaceutical company researchers, allowing them to perform cellular-level analyses much faster and with improved accuracy.  We believe that the combination of our proprietary image analysis technology and our ability to develop companion diagnostic tests with biopharma companies in their introduction of new cancer therapeutics (referred to as “BioAnalytical Services”) will position us to attract new customers and possibly more services from existing customers for our new laboratory service offerings.

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

Allowance for Doubtful Accounts.  For estimated bad debts, we review on an individual account basis the age of the receivable, all circumstances surrounding the transaction that gave rise to the receivable and whether the customer continues to have the financial resources to pay the receivable as of the balance sheet date and prior to the issuance of the financial statements for the respective period.

Impairment of Long-lived Assets. We review our long-lived assets, such as fixed asset and intangibles, for impairment whenever events or changes indicate the carrying value may not be recoverable or that the useful lives are no longer appropriate.  If we determine that the carry value of the long-lived assets may not be recoverable, the asset is then written down to its estimated fair value based on a discounted cash flow basis. Assets included in long-lived assets are our ACIS and Access equipment in progress, which is recorded in property and equipment.

Revenue Recognition.  We place most of our instruments with users on a “fee-per-use” basis. We obtain the billing information via modem, which accesses the ACIS database. Revenue is recognized based on the greater of actual usage fees or the minimum monthly rental fee.  Under this pricing model, we own most of the ACIS instruments that are engaged in service and, accordingly, all related depreciation and maintenance and service costs are expensed as incurred. For those instruments that are sold, we recognize and defer revenue using the residual method pursuant to the requirements of Statement of Position No. 97-2, “Software Revenue Recognition” (SOP 97-2), as amended by Statement of Position No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Arrangements.” At the outset of the arrangement with the customer, we defer revenue for the fair value of its undelivered elements (e.g., maintenance) and recognize revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (e.g., equipment and installation services) when the basic criteria in SOP 97-2 have been met. Maintenance revenue is recognized ratably over the term of the maintenance contract, typically twelve months. Revenue on product sales is recognized upon acceptance by the customer subsequent to a testing and evaluation period.  Laboratory revenue is recognized at the time of completion of services at amounts equal to our anticipated collections of amounts to be billed to Medicare, third party insurance payors, and patients.  Because of the requirements and nuances of billing for laboratory services, we may invoice these parties amounts that are greater than those allowable for payment, however, as noted, it is only the expected payment from these parties that is recorded as revenue.

Results of Operations

Three Months Ended September 30, 2004 Compared with Three Months Ended September 30, 2003

Revenue – Fee per use and other.  Our sales focus has been on placing the ACIS with hospitals and academic research centers under a lease arrangement in which the customer is charged monthly based on the number of tests performed, subject to a minimum monthly payment.  Fee per use revenue for the three months ended September 30, 2004 declined approximately $1.5 million or 54% over the comparable period in 2003 primarily due to pricing concessions we offered our customers in response to lower reimbursement levels from Medicare for our customers’ services (See discussion below under “Factors That May Affect our Future Results of Operations”).  Further impacting the decline in revenue was the termination of our contract with our largest customer, US Labs on July 1, 2004.  The termination of our relationship with US Labs enabled us to begin to directly provide our customers the technical scan and stain services that had previously been performed by US Labs (see discussion of “Revenue – Laboratory services” below).  The average number of units and monthly revenue for ACIS placements was approximately 140 and $3,034, respectively, in the third quarter of 2004 as compared to 157 and $4,746 respectively for the comparable period in 2003.   We anticipate that the average monthly ACIS system revenue will remain approximately at current levels and that most, if not all, of the negative impact from reimbursement changes has been reflected in the current revenue amounts.

Revenue - System sales.  System sales revenue for the three months ended September 30, 2004 increased approximately $0.2 million or 75% over the comparable period in 2003 due primarily to an increase in the number of units sold.  Three systems were sold during the third quarter of 2004 as compared to two during the comparable period in 2003.  System sales contributed 17.2% of total revenue for the third quarter of 2004 as compared to 8.2% for the comparable period in 2003.  Revenue from system sales can and will fluctuate significantly principally due to the infrequent and limited number of system sales.

Revenue – Lab services.  In the second quarter, we began offering technical laboratory services which we believe will provide us a new and growing stream of complementary revenue.  Our current line of services, which is confined to technical image scan and stain only services, is delivered through the remote Access viewing stations which pathologists use to interpret the image results using our ACIS software.  Following the termination of our relationships with US Labs, we began to transition our Access customers who had been utilizing the US Lab facilities for staining and imaging of their tissue samples to our own laboratory operations.  As of the end of the third quarter, approximately 75% of our Access customers had converted to our Access technical laboratory services offerings.  We will continue to work with the remaining group of customers to convert them to our technical laboratory service offerings while also aggressively marketing our laboratory service capabilities to new customers.  We expect that our laboratory services revenues will increase over the next several quarters. Lab services revenue for the three months ended September 30, 2004 was approximately $0.8 million.  In this new arrangement, rather than directly billing pathologists and hospitals as we do with our ACIS system placements, we plan to  submit claims for reimbursement for these technical services directly to Medicare and other third party payors.   In the third quarter of 2004, we performed approximately 8,000 stain and scan slides for close to 100 different customers. Beginning in the fourth quarter of 2004, we plan to offer an internet-based service solution as an alternative to the Access remote viewing station that will ultimately eliminate the need to place physical assets in the field with these customers which will substantially reduce our costs of service to these customers.

Cost of revenue.  Cost of revenue for the three months ended September 30, 2004 increased approximately $1.2 million, or 123% over the comparable period in 2003, due primarily to the introduction of the lab service direct costs and the increase in system sales placements.  Also included in cost of revenue is cost for manufacturing the ACIS, which includes the cost for direct material, labor costs and manufacturing overhead, the cost of systems sold, direct costs of laboratory services, (i.e. lab technician salaries) and field customer service costs.  For fee-per-use revenue the cost of the ACIS is depreciated over a three-year time period and for a system sale the entire cost of the ACIS system is recognized at the time of sale. The gross margin, as a percentage of total revenue for the three months ended September 30, 2004 was 15.5% as compared to 68.5% for the comparable period in 2003. The gross margin decline is primarily due to the lower revenue per unit for ACIS systems and the introduction of the lab service direct costs, offset by lower system sales costs due to the sale of refurbished units versus new units.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the three months ended September 30, 2004 increased approximately $0.4 million, or 11.3% over the comparable period in 2003 primarily due to non-cash compensation charges of $0.1 million, media costs of $0.1 million and legal costs of $0.3 million, offset by savings resulting from the third quarter 2003 reduction in force and lower depreciation and travel costs.

General and administrative costs related to lab services.  During the first quarter of 2004, we began incurring costs directly related to the start-up and administration of the new laboratory services, which became operational during the latter portion of the second quarter of 2004.  The start-up and administrative costs associated with these services are included in the caption in our condensed consolidated financial statements “General and administrative costs related to lab services.”  Costs for the three months ended September 30, 2004 were approximately $1.0 million.  The lab service costs, which support the development of our in-house Access technical services capability, will continue to be an increasing component of total costs in future periods.  The direct costs of providing laboratory services are included in “Cost of revenue.”

Research and development expenses.  Research and development expenses for the three months ended September 30, 2004 were comparable to the same period in 2003.  We believe that sufficient resources exist currently to support the development of new features for the clinical and research markets. These new development activities, which are intended to produce features that could expand the volume of clinical tests supported by ACIS and increase the attractiveness of the ACIS as a tool for researchers, are important to increasing clinical system test volume, expanding the count of clinical system placements, and increasing research system sales.

Other income (expense).  Other income for the three months ended September 30, 2004 totaled $5,000, compared to $15,000 of other expense for the comparable period of 2003, and consisted of approximately $47,000 of interest expense offset by approximately $52,000 of interest income.  The interest expense is due to the borrowings under our $3.0 million equipment financing agreement, which began in September 2003, and new borrowings of $1.6 million in the third quarter of 2004 related to our new leased laboratory equipment financing agreement.  The $52,000 of interest income for the third quarter of 2004 compares to $3,000 of interest income for the comparable period of 2003.  The increase in interest income is primarily the result of higher cash balances in the third quarter of 2004 compared to the third quarter of 2003.

Nine Months Ended September 30, 2004 Compared with Nine Months Ended September 30, 2003

Revenue – Fee per use and other.  Our sales focus has been on placing the ACIS with hospitals and academic research centers under a lease arrangement in which the customer is charged monthly based on the number of tests performed, subject to a minimum monthly payment.  Fee per use revenue for the nine months ended September 30, 2004 declined approximately $3.8 million or 46.8% over the comparable period in 2003 primarily due to pricing concessions we offered our customers in response to lower reimbursement levels from Medicare for our customers’ services (See discussion below under “Factors That May Affect our Future Results of Operations”).  Further impacting the decline in revenue was the termination of our largest contract with our customer, US Labs on July 1, 2004.  The termination of our relationship with US Labs enabled us to directly provide our customers the technical scan and stain services that had previously been performed by US Labs (see discussion of Revenue – Laboratory Services below).  We anticipate that the average monthly ACIS system revenue will remain at approximately the current level of 2004 and that most, if not all, of the negative impact from reimbursement changes has been reflected in the current revenue amounts.

Revenue - System sales.  System sales revenue for the nine months ended September 30, 2004 increased approximately $0.9 million or 140.4% over the comparable period in 2003 due primarily to an increase in the number of units sold.  Eleven systems were sold during the first nine months of 2004 as compared to four during the comparable period in 2003.  System sales contributed to 22.9% of total revenue for the first nine months of 2004 as compared to 7.5% for the comparable period in 2003.    This revenue stream can and will fluctuate significantly principally due to the infrequent and limited number of system sales.

Revenue – Lab services.  Lab services revenue for the nine months ended September 30, 2004 was approximately $1.0 million.  During the second quarter we began offering technical laboratory services in our facilities which has provided a new and growing stream of complementary revenue.  Our current line of services, which is confined to technical image scan and stain only service, is delivered through the remote Access viewing station which pathologists use to interpret the image results using our ACIS software.  Following the termination of our relationships with US Labs, we began to transition our ACCESS customers who had been utilizing the US Lab facilities for staining and imaging of their tissue samples to our own laboratory operations.  As of the end of the third quarter, approximately 75% of our ACCESS customers had converted to our ACCESS technical laboratory services offerings.  We will continue to work with the remaining group of customers to convert them to our technical laboratory service offerings while also aggressively marketing our laboratory service capabilities to new customers.  We expect that our laboratory services revenues will increase over the next several quarters.  In this new arrangement, rather than directly billing pathologists and hospitals as we do with our ACIS system placements, we plan to submit claims for reimbursement for technical services directly to Medicare and other third party payors.  Beginning in the fourth quarter of 2004, we plan to offer an internet-based service solution as an alternative to the Access remote viewing station that will ultimately eliminate the need to place physical assets in the field with these customers and will reduce our costs of service to these customers.

Cost of revenue.  Cost of revenue for the nine months ended September 30, 2004 increased approximately $1.5 million, or 57.2% over the comparable period in 2003, due to the combination of direct laboratory costs and the increase in system placements.  Cost of revenue primarily consists of the cost of manufacturing the ACIS, which includes the cost for direct material, labor costs and manufacturing overhead, the cost of systems sold, direct costs of laboratory services (i.e lab technician salaries), and field customer service costs. For fee-per-use revenue the cost of the ACIS is depreciated over a three-year time period and for a system sale the entire cost of the ACIS system is recognized at the time of sale. The gross margin, as a percentage of total revenue for the nine months ended September 30, 2004 was 38.6% as compared to 69.4% for the comparable period in 2003. The gross margin decrease is primarily due to the lower revenue per unit for ACIS and the introduction of the lab service direct costs.

Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 30, 2004 increased approximately $1.3 million, or 14.7% over the comparable period in 2003 primarily due to non-cash compensation charges of $0.6 million, lab branding expenses of $0.3 million, legal expenses of $1.0 million, Safeguard charges for interim CEO management of $0.2 million and outside consultants of $0.4 million, offset by savings due to the third quarter 2003 reduction in force and lower depreciation and travel costs.  We anticipate that these costs will be somewhat lower going forward as the elimination of several “one-time” expenses is offset by higher spending for sales.

General and administrative costs related to lab services.   During the first quarter of 2004, we began incurring costs directly related to the start-up and administration of the new laboratory services, which became operational during the latter portion of the second quarter of 2004.  The start-up and administrative costs associated with this department are included in the caption in our condensed consolidated financial statements “General and administrative costs related to lab services.”  Costs for the nine months ended September 30, 2004 were $2.6 million.  The lab service costs, which support the development of our in-house Access technical services capability, will continue to be an increasing component of total costs in future periods.  The direct costs of providing laboratory services are included in “Cost of revenue.”

Research and development expenses.  Research and development expenses for the nine months ended September 30, 2004 decreased by approximately $0.1 million or 2.8% over the comparable period in 2003. The decrease for the nine month period is due to the reduction in personnel costs as a result of the third quarter 2003 workforce reduction.  We believe that sufficient resources exist currently to support the development of new features for the clinical and research markets. These new development activities, which are intended to produce features that could expand the volume of clinical tests supported by ACIS and increase the attractiveness of the ACIS as a tool for researchers, are important to increasing clinical system test volume, expanding the count of clinical system placements, and increasing research system sales.

Other income (expense).  Other expense for the nine months ended September 30, 2004 totaled $72,000, compared to $10,000 of other expense for the comparable period of 2003, and consisted of approximately $187,000 of interest expense offset by approximately $115,000 of interest income.  The interest expense is due to the borrowings under our $3.0 million equipment financing agreement, which began in September 2003, and new borrowings of $1.6 million in the third quarter of 2004 related to our new leased laboratory equipment financing agreement.  The $115,000 of interest income for the third quarter of 2004 compares to $24,000 of interest income for the comparable period of 2003.  The increase in interest income is primarily the result of higher cash balances in the first nine months of 2004 compared to the same period of 2003.

Factors that May Affect Future Results of Operations

The year 2000 was our first full year of commercial activity during which we focused primarily on marketing and sales of the ACIS system to large hospitals, academic research centers and pathology groups as our menu of capabilities performed with the ACIS expanded and gained commercial acceptance.  While we have made significant progress, we still face significant uncertainties, including those discussed below under “Risk Factors” and “Liquidity and Capital Resources,” which include our ability to achieve market acceptance of the ACIS, our ability to ensure satisfactory reimbursement by Medicare and other third party insurance carriers under new billing codes which have been established for image analysis-based testing effective as of January 1, 2004 and our ability to execute on our business plan to provide additional laboratory and bioanalytical services.

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

Effective April 1, 2003, the CMS instituted a National Correct Coding Initiative (NCCI) edit. The NCCI edit significantly reduced from April 1, 2003 to December 31, 2003 the amount of reimbursement previously paid by Medicare for services involving automated image analysis by limiting the codes that would be accepted for reimbursement for ACIS-based services.  The CMS edit applied only to reimbursement for Medicare patients.  We estimate that approximately 35% of ACIS-based services are performed for Medicare beneficiaries.  We believe that, before the edit, the majority of our [hospital and pathologist] customers were being reimbursed approximately $200 per test. Under the NCCI interim edit (effective until December 31, 2003) customers were reimbursed about $85 per test for Medicare patients.  During this time, the edit was adopted to a limited degree by other third-party payers.

A new CPT code for image analysis went into effect on January 1, 2004. Under the new code, the total Medicare reimbursement for ACIS-based procedures performed in physician offices or independent laboratories is approximately $140 per test, reflecting a technical component of approximately $85 and a professional component of approximately $55. The technical component involves preparation of the patient sample and running the test on the ACIS, while the professional component involves the physician’s reading and evaluation of the test results. The actual amount varies based upon a geographic factor index for each state and may be higher or lower than the amounts indicated above in particular cases based on one’s geographic location.  In Southern California, for example, where ChromaVision’s Access technical services are currently performed, the reimbursement amount for technical services is approximately $99 per slide.

The adoption of a new CPT code appropriate for image analysis reflects the expanding role of image analysis in pathology and the need for appropriate reimbursement to enable use of this technology by healthcare providers to benefit patients.  Potentially, the new CPT code could help to streamline reimbursement for ACIS users by allowing them to code more specifically for image analysis-based services in claims billed to third party payers. The 2004 valuations of the new code are considered interim valuations and are open for comment to influence further adjustments in 2005.  ChromaVision will continue working with relevant medical societies and other appropriate constituents to obtain appropriate reimbursement amounts by all payers for providers of image analysis-based services. Our goal is to have the amount paid by Medicare and other payers for image analysis-based services accurately reflect the technology costs, the benefit that image analysis brings to patients, and its positive impact on healthcare economics.

The reduction of reimbursement resulting from the NCCI edit and the 2004 interim valuations for ACIS-based procedures not only reduced revenue for current ACIS customers, but also resulted in system returns or cancellations by current customers and may also negatively impact future placements of ACIS.  In addition, because of the increase in the technical component to reimbursement, we may be required to enter into new contracts with the hospitals that often prepare the slides for analysis because these hospitals are the beneficiaries of the increase in the technical component of reimbursement.  Hospitals typically have longer buying cycles and a more extensive contract evaluation process than the pathology practitioner which may delay the implementation of these contracts.  At the same time, ChromaVision’s current pathologist customers, for whom professional service reimbursement was reduced from approximately $150 to $55 per test, required more significant rate reductions.

Due to the change in reimbursement effective January 1, 2004, our sales representatives focused considerable efforts during the first half of 2004 on renegotiating many of the fee-per-use contracts.  The sales force also concentrated their efforts on converting Access customers to ChromaVision’s Access technical services laboratory operation.  As a result, we have experienced a reduction in system placements and fee-per-use revenue during 2004, as compared with previous quarters in 2003.  New sales efforts will now be substantially focused on system placement expansion and continued support of our existing base of installations.

We face risks that our ACIS and remote Access viewing systems may become obsolete or their market value may decline below their manufacturing cost. These risks have increased due to the recent slowdown in system placements and increase in system returns related to the aforementioned reimbursement reductions.  Some of these risks are mitigated by the depreciation of these systems as they become engaged in service and our ability to upgrade these systems, at a relatively low cost, to meet new application demands.

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

Other uncertainties affecting our business include our ability to implement our new business initiatives, including transitioning from our primary imaging provider, US Labs, to providing our laboratory services in-house and to collaborate successfully with other companies, universities and research centers to develop, initiate and complete clinical trials of new applications for the ACIS and obtain governmental approvals for the applications.  Although we have recently hired several individuals with experience in operating and building out laboratory services, we do not have historical or demonstrated competency in reference laboratory service provision and may, therefore, have a difficult time in transitioning new customers to our new laboratory services operation.  Furthermore, there are several reference lab competitors in the advanced cancer diagnostics field with greater experience than we have.  Lack of success in these efforts could have a material adverse effect on the future results of our operation and our ability to generate sufficient cash flow to fund operations.  In addition, we are dependent on state and federal regulatory agencies to obtain necessary laboratory licenses.  If our receipt of such licenses is delayed and/or postponed, our expansion of laboratory services could be compromised.

Liquidity and Capital Resources

At September 30, 2004, we had approximately $15.9 million of cash and cash equivalents.  Cash used in operating activities was $8.1 million in the first nine months of 2004 due primarily to our net loss of $13.8 million offset by non-cash charges of $2.2 million for depreciation, $0.6 million for non-cash compensation, and an increase in our accrued and accounts payable of $2.2 million.

Cash used in investing activities of $3.1 million consisted of capital expenditures related primarily to the manufacture of the ACIS systems placed with customers and expenditures for new laboratory equipment in support of our expanded laboratory and bioanalytical services. The rate of capital expenditures, as it relates to ACIS equipment purchases for the remainder of 2004, is expected to be lower than in prior years, particularly in the last quarter of the year, due to the reduced backlog of contracts for new system placements at the end of the third quarter of 2004.  The reduction in contract executions in the second half of 2003 and the first half of 2004 was due primarily to a focus on renegotiating current fee-per-use contracts and on converting Access customers to ChromaVision’s Access technical services laboratory operation.  We expect placements of new Access systems and sales of systems to the research centers to increase in the coming quarters.  We believe that contracts for new laboratory services, both those related to Access technical services as well as those for broader cancer diagnostic services, will also increase in the last quarter of 2004 as we begin to establish these service capabilities.  In addition, management’s decision in the third quarter of 2003 to terminate agreements with low performing accounts coupled with a limited number of customer cancellations, has resulted in an increase in the supply of returned equipment that is available for placement with new accounts in the future.  We believe that we will be able to place this supply of returned equipment with new customers over the next six months.

Our business plan also anticipates continuing to place ACIS and Access instruments with users and charging a fee-per-use for each time the instrument is used to perform a test or alternatively to sell these systems to research customers. The manufacturing of these instruments may require a significant outlay of cash, subject to the near term supply of returned equipment noted above.  Revenues will be recognized over the lease term.  In addition, expansion of our laboratory services initiative will continue to require a significant outlay of cash.  We intend to fund these expenditures with our current cash resources, with the funds available under our $3.0 million revolving line of credit, and with new equipment financing specifically directed towards our new laboratory equipment acquisitions.  While we believe that these resources will be adequate to support the entirety of our business expansion needs, both for new system placements as well as for the broader build-out of the laboratory facilities, we intend to increase our mix of system sales to per use contracts to generate more cash. The majority of these sales will be to research accounts.  We expect the need for any new Access equipment placements to be significantly reduced as we implement our plan to offer an internet based service solution as an alternative to the Access remote viewing station in the fourth quarter of 2004.  This move will ultimately eliminate the need to place physical assets in the field with remote Access customers which will substantially reduce our costs of service and equipment.

Net cash provided from financing activities during the first nine months of 2004 was $25.3 million primarily due to the completion of a $5.0 million private placement of our Common Stock with Safeguard in February 2004 and $21.0 million private placement of our Common Stock to a limited number of accredited investors including Safeguard in March and April 2004 net of $1.6 million of offering costs.  Both of these financing transactions are described below.  In addition, we paid down approximately $0.8 million of the outstanding GE equipment financing and received proceeds of $1.6 million related to our new lab equipment financing agreement.

In February 2003, we entered into a $3.0 million revolving credit agreement with Comerica Bank-California . This one-year agreement was renewed for a second year, or until February 2005.  The borrowings under the line of credit will be used for working capital purposes and will bear interest at Comerica’s prime rate plus one-half percent. The agreement also includes a one-time facility fee of $15,000, a fee of 0.25% on the unused balance of the line of credit, various restrictive covenants and requirements to maintain certain financial ratios. Borrowings under the line of credit are guaranteed by Safeguard in exchange for an annual fee of $15,000 and an amount equal to 4.5% per annum of the daily-weighted average principal balance outstanding under the line of credit. We failed to satisfy certain financial covenants related to tangible net worth under the loan agreement as of the end of August 2003, and in October 2003 the lender waived these failures to satisfy the covenants and agreed to modify the covenants.  The amended agreement which became effective in February 2004 now has only one financial covenant related to tangible net worth, which must be greater than $1 through September 30, 2004 and greater than $(2,000,000) thereafter. We were in compliance with the revised covenants at September 30, 2004 and believe that we will remain in compliance throughout the remaining term of the agreement. As of September 30, 2004, $3.0 million was available under the line of credit.

In August 2003, we entered into a $3.0 million equipment financing agreement with GE Capital.  The loan principal amortizes ratably over a 33-month term. The borrowings under the equipment financing agreement are being used for working capital purposes and bear interest at 600 basis points over the three year treasury constant maturities rates (2.16% at 9/19/03). The agreement also provides for an incremental $2.0 million of financing availability upon reaching certain system placement objectives, various restrictive covenants, maintenance of certain financial ratios and a collateral monitoring fee of $5,000 per year. In September 2003, the entire $3.0 million available under the financing agreement was borrowed with an interest rate of

8.16%.  As of September 30, 2004, $2.1 million of debt remains outstanding with approximately $1.1 million of the debt classified as current and $1.0 million as long-term.

Borrowings under the equipment financing agreement with GE Capital are secured by substantially all of our assets. The agreement with GE Capital incorporates some of the restrictive covenants and certain other requirements of the Comerica revolving credit agreement, including any subsequent amendments granted by Comerica with respect to the incorporated covenants.  The agreement with GE Capital also includes a provision whereby a material adverse change to our financial condition could be considered an event of default.  We believe, however, based on current operations, committed borrowings and the $24.0 million of proceeds, net of offering costs, received earlier this year from the private placements, that we will remain in compliance with our debt covenants over the next twelve months and that it is not probable that GE Capital will exercise the material adverse change clause as an event of default.

In June 2004, we entered into a new lease with GE Capital for the financing of up to $4.6 million in laboratory services related equipment.  The lease financing has a term of 36 months for each financing executed under the line and provides for an early purchase option after 30 months at a predicted fair market value of the equipment.  Any borrowings under the equipment lease financing agreement will bear interest based on a spread over the three year treasury constant maturities rate (3.24% at time of agreement).  As of September 30, 2004, we had financed approximately $1.6 million of capital equipment.

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

We believe that our existing cash resources, the available $3.0 million revolving line of credit with Comerica bank, the $3.0 million equipment financing agreement and the $4.6 million equipment lease line with GE for financing of our lab expansion, will be sufficient to satisfy the cash needs of our existing operations during the next twelve months and will enable us to stay in compliance with our debt agreements. Over the longer term, we may need to seek additional debt or equity financing to fund our ongoing operations, development activities, clinical studies and/or regulatory activities.  There can be no assurance that we will be able to obtain additional debt or equity financing when needed or on terms that are favorable to us and our stockholders.  Furthermore, if additional funds are raised through an equity or convertible debt financing, our stockholders may experience significant dilution.

We currently lease our corporate headquarters and manufacturing facility and laboratory services facility under operating lease arrangements. The lease for the corporate headquarters and manufacturing facility expired in February 2004 and we exercised our option to extend the lease one-year. The lease for the laboratory services facility was entered into in May 2004 for a term of one year.  Our purchase obligations represent commitments primarily for the purchase of materials for the manufacture of our ACIS units.

The following table summarizes our contractual and other commitments (in thousands):

Contractual Obligations	Less than 1 Year	1-3 Years
Operating leases	$325	$—
Capital lease financing	527	1,054
Long-term debt obligations	1,085	988
Total.	$1,937	$2,042

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

At September 30, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

New Accounting Standards

Several new accounting standards have been issued that were adopted in 2003. None of these standards had a material impact on the our financial position, results of operations, or liquidity. See Note 7 of the Notes to the Condensed Consolidated Financial Statements.

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

•                  our ability to implement our new diagnostic lab service initiative;

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

We have incurred operating losses in every year since inception, and our accumulated deficit as of September 30, 2004 was $99.7 million.  Those operating losses are principally associated with the research and development of our ACIS technology, the conducting of clinical trials, preparation of regulatory clearance filings and the development of our sales and marketing organization to commercialize the ACIS. Although leasing and sales of the ACIS have been encouraging since we began the commercial distribution of the ACIS in late 1999, we may not be able to achieve profitable operations at any time in the future.

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

We began providing the technical component of reference laboratory services in-house beginning in April 2004 and we intend to provide additional, oncology-focused laboratory services that complement our image analysis and certified ACCESS reference laboratory services. The success and viability of these initiatives is dependent on a number of factors including:

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

During the past several years, we have had reference laboratory partners service our remote pathology ACIS users by performing the technical and professional component of analysis such as staining and image scanning. US LABS, Inc. and Esoterix, Inc. are two national reference laboratory partners that have provided these services. In February 2004, we notified US LABS. Inc. and Esoterix, Inc. that we would end our relationship with them and begin to provide in-house laboratory services to our customers beginning in April 2004. For the year ended December 31, 2003, US Labs was our largest customer and accounted for approximately 7% of our revenues. Following the termination notice, we and US Labs were engaged in a dispute regarding the interpretation of a non-solicitation provision contained in the reference lab agreement between the parties. On March 19, 2004, we entered into a settlement agreement with US Labs pursuant to which we agreed that we would extend our contractual relationship with US Labs until July 1, 2004, when our contractual relationship would end. In return for this extension of time, US Labs agreed to pay us an increased compensation rate. US Labs also agreed that the termination of its contractual relationship on July 1, 2004 extinguished our remaining obligations under the non-solicitation provision of the laboratory reference agreement.

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

We currently assemble, test and release our ACIS device at our facility located in San Juan Capistrano, California which is where we house our corporate office. Our specimen processing facilities, our clinical laboratory are located in a separate facility located in Irvine, California.  We do not have alternative production plans in place or alternative facilities available at this time. If there are unforeseen shutdowns to our facility, we will be unable to satisfy customer orders on a timely basis.

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

We believe that our continued success depends to a significant extent upon the efforts and abilities of our executive officers and our scientific and technical personnel, including the following individuals:

•                  Michael Cola, our Chairman;

•                  Ronald A. Andrews, our President and Chief Executive Officer;

•                  Stephen T. D. Dixon, our Executive Vice President and Chief Financial Officer;

•                  Heather Creran, our Executive Vice President and Chief Operating Officer — Oncology Services;

•                  Ken Bloom, M.D., our Chief Medical Director;

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

In our lawsuit against Applied Imaging, Applied Imaging has filed a response and a countersuit in the United States District Court for the Southern District of California asserting that ChromaVision infringed upon its United States Patent No. 6,633,662 entitled, “Identification of Objects of Interest Using Multiple Illumination Schemes and Finding Overlay of Features In Corresponding Multiple Images.” Applied Imaging Corporation is seeking an injunction against ChromaVision’s continued manufacture, sale and use of the alleged infringing Automated Cellular Imaging System (ACIS®) in the United States and enhanced economic damages for ChromaVision’s alleged willful infringement. In addition to the patent infringement claim, Applied Image asserts ChromaVision intentionally interfered with Applied Imaging’s business relationships, misappropriation of valuable trade secrets, and unfair business practices and competition. Relief sought in this counter suit is estimated to exceed $20.0 million. ChromaVision believes that these allegations are without merit and intends to fully and vigorously defend and contest each of the allegations made by Applied Imaging Corporation.  Currently, both parties are in discussions to determine whether a mutually agreed settlement can be reached.

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

In addition, these laws  also include self-referral prohibitions which prevent us from accepting referrals from physicians who have non-exempt ownership or compensation relationships with us as well as anti-markup and direct billing rules that may apply to our relationships with our customers.  Specifically, the federal anti-”self-referral” law, commonly known as the “Stark” law, prohibits, with certain exceptions, Medicare payments for laboratory tests referred by physicians who have, personally or through a family member, an investment interest in, or a compensation arrangement with, the testing laboratory.  A person who engages in a scheme to circumvent the Stark Law’s prohibitions may be fined up to $100,000 for each such arrangement or scheme.  In addition, anyone who presents or causes to be presented a claim to the Medicare program in violation of the Stark Law is subject to monetary penalties of up to $15,000 per claim submitted, an assessment of several times the amount claimed, and possible exclusion from participation in federal healthcare programs.  In addition, claims submitted in violation of the Stark Law may be alleged to be subject to liability under the federal False Claims Act and its whistleblower provisions.

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

Some of our current stockholders hold a substantial number of shares which they are currently able to sell in the public market, and our employees hold options to purchase a significant number of shares and/or have been issued shares of restricted stock that are covered by registration statements on Form S-8. If our common stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock could fall. Safeguard Scientifics, Inc., which owns a majority of our outstanding common stock, has rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Furthermore, if we were to include in a Company-initiated registration statement shares held by those holders pursuant to the exercise of their registrations rights, the sale of those shares could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.

We are controlled by a single existing stockholder, whose interests may differ from other stockholders’ interests and may adversely affect the trading price of our common stock.

Safeguard Scientifics, Inc. beneficially owns 56.7%, a majority, of the outstanding shares of our common stock.  In the event Safeguard were to sell all of the shares covered by the registration statement of which this prospectus is a part, Safeguard’s beneficial ownership would be reduced to approximately 50%. As a result, Safeguard Scientifics, Inc. will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets.  In addition, Safeguard Scientifics, Inc. will have the ability to elect all of our directors and they could, as a result, dictate the management of our business and affairs. The interests of this stockholder may differ from other stockholders’ interests. In addition, this concentration of ownership may delay, prevent, or deter a change in control and could deprive other stockholders of an opportunity to receive a premium for their common stock as part of a sale of our business. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

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

In 2003 we were delisted from the NASDAQ National Market and transferred to the NASDAQ SmallCap Market which could result in a number of legal and other consequences that may negatively affect our business and the liquidity and price of our common stock.

Effective August 15, 2003, a Nasdaq Qualifications Panel terminated our Nasdaq National Market Listing and transferred our securities to the Nasdaq SmallCap Market. With our securities listed on the Nasdaq SmallCap Market, we face a variety of legal and other consequences that may negatively affect our business including, without limitation to, the following:

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

Following our delisting from the Nasdaq National Market, we issued stock options and shares of restricted stock to certain employees in California without first qualifying such securities under California state securities laws, and such issuance may have been in violation of state securities laws. As a result, we may have potential liability under state securities laws to the individuals to whom the options and shares of restricted stock were granted. We may elect to conduct a rescission offer to such individuals to give them the election to rescind their option or restricted stock grant. Management does not believe that our potential liability would be material to our results of operations, cash flows and financial position.

We have received a notice from the Nasdaq SmallCap Market that we are not in compliance with the $1.00 per share bid price requirement and that our common stock is subject to delisting  if we are unable to regain compliance with the listing criteria of the Nasdaq SmallCap Market

On October 27, 2004, we received a notice from the Nasdaq SmallCap Market that the our common stock is subject to delisting from the Nasdaq SmallCap Market as a result of failure to comply with the $1.00 per share bid price requirement for 30 consecutive days as required by Nasdaq Marketplace Rule 4310(c)(4).  In the notice, Nasdaq informed us that we will be provided a grace period of 180 calendar days, or until April 25, 2005, to regain compliance.  If at anytime before April 25, 2005, the bid price of our common stock closes at $1.00 per share for 10 consecutive days, Nasdaq may provide us written notification that we have regained compliance with its continued listing requirements.  If we are not able to demonstrate compliance by April 25, 2005, we may qualify for an additional 180 day grace period if we are then in compliance with the other initial listing criteria of the Nasdaq SmallCap market.  Thereafter, if we have not regained compliance within the second 180 day compliance period, but we satisfy the initial inclusion criteria, we may be afforded an additional compliance period, up to our next stockholders’ meeting, so long as we commit: (1) to seek stockholder approval for a reverse stock split at or before our next meeting and (2) to promptly thereafter effect the reverse stock split.  The stockholders’ meeting to seek such approval must occur no later than two years from the date of the letter.  If we do not regain compliance with the $1.00 minimum bid requirement and are not eligible for an additional grace period, Nasdaq will provide us a written notification that our shares will be delisted and, at that time, we may appeal the determination to delist to a Listing Qualifications Panel.  We have determined not to take any specific action at this time with respect to the Nasdaq notice.

In order to maintain compliance with the Nasdaq SmallCap listing standards, we may consider several strategies, including without limitation a reverse stock split.  We cannot predict what effect a reverse stock split would have on the market price of our common stock or our ability to maintain compliance with the listing standards of the Nasdaq SmallCap market.  If a delisting of our common stock were to occur, our common stock would trade on the OTC Bulletin Board or in the “pink sheets” maintained by the National quotation Bureau, Inc.  Such alternatives are generally considered to be less efficient markets, and our stock price, as well as the liquidity of our common stock, may be adversely impacted as a result.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Historically, we have invested excess cash in short-term debt securities that are intended to be held to maturity.  These short-term investments typically have various maturity dates which do not exceed one year.  We had no short-term investments as of September 30, 2004.

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

As of September 30, 2004, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely fashion to material information relating to our Company (including its consolidated subsidiaries) required to be included in our Exchange Act reports. There have been no significant changes in our Company’s internal controls or in other factors which could significantly affect, internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, subsequent to the date that our Company carried out its evaluation of the internal controls.

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

Applied Imaging Corporation filed a response and a countersuit in the United States District Court for the Southern District of California asserting that ChromaVision infringed upon its United States Patent No. 6,633,662 entitled, “Identification of Objects of Interest Using Multiple Illumination Schemes and Finding Overlay of Features In Corresponding Multiple Images.”  Applied Imaging Corporation is seeking an injunction against ChromaVision’s continued manufacture, sale and use of the alleged infringing Automated Cellular Imaging System (ACIS®) in the United States and enhanced economic damages for ChromaVision’s alleged willful infringement. In addition to the patent infringement claim, Applied Image asserts ChromaVision intentionally interfered with Applied Image’s business relationships, misappropriation of valuable trade secrets, and unfair business practices and competition.  Relief sought in this countersuit is estimated to exceed $20.0 million.  ChromaVision believes that these allegations are without merit and intends to fully and vigorously defend and contest each of the allegations made by Applied Imaging Corporation.  Currently, both parties are in discussions to determine whether a mutually agreed settlement can be reached.  At this time, we are not able to determine the magnitude of any recovery to which we may be entitled with respect to our claims or the potential exposure, if any, that we may have with respect to Applied Imaging's counterclaims.

IMPATH, Inc, as a debtor-in-possession, commenced an adversary proceeding in Bankruptcy Court in the Southern District of New York against ChromaVision, Richard J. Cote, Heather Creran and Horacio Vall. Mr. Cote is a former director of IMPATH and Ms. Creran and Mr. Vall are each former employees of IMPATH. Mr. Cote, Ms. Creran and Mr. Vall are currently employed by ChromaVision. The complaint alleged that Mr. Cote, Ms. Creran and Mr. Vall have, among other things, misappropriated certain of IMPATH’s alleged trade secrets, breached fiduciary duties and unlawfully solicited former IMPATH employees to commence employment with ChromaVision. The lawsuit also alleged that ChromaVision aided and abetted these individuals in connection with these alleged actions and that ChromaVision breached a non-disclosure agreement with IMPATH. We recently entered into a settlement agreement with respect to this matter and expect the complaint to be dismissed in the near future.

The Company is not otherwise a party to any other legal proceedings, the adverse outcome of which, individually or in the aggregate, management believes would have a material adverse effect on the business, financial condition or results of operations of the business.

Item 4.  Submission of Matters to a Vote of Security Holders

In September 2004, we obtained the written consent of holders of 29,159,279 shares of our common stock (or approximately 56.7% of the shares of common stock then outstanding) to amend our 1996 Equity Compensation Plan to increase the number of shares of our common stock that may be issued there under form 6,700,000 to 9,200,000.  This amendment was also approved by our Board of Directors.  Pursuant to Section 228 of the Delaware General Corporation Law and Section 14(c) of the Securities Exchange Act of 1934, we mailed an information statement to our stockholders for the purpose of informing them of this action before it took place.

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

3.4	By-laws of the Company, as amended (a)
3.5	Amendment to Certificate of Incorporation (*)
10.11	Employment Agreement between the Company and Dr. Ken Bloom dated August 2, 2004 (*)
10.12	ChromaVision Medical Systems, Inc. 1996 Equity Compensation Plan (as amended) (*)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a) or Rule 15d-14(a). (*)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a) or Rule 15d-14(a). (*)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)

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

On October 22, 2004 the Company filed a report on Form 8-K with respect to its results of operations for the quarter and nine months ended September 30, 2004, attaching a copy of a press release containing financial statements for such period.

On November 1, 2004 the Company filed a report on Form 8-K with respect to its a Notice of Delisting from Nasdaq.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHROMAVISION MEDICAL SYSTEMS, INC.

DATE: November 9, 2004	BY:	/s/ Ronald A. Andrews
Ronald A. Andrews President and Chief Executive Officer

DATE: November 9, 2004	BY:	/s/ Stephen T. D. Dixon
Stephen T.D. Dixon Executive Vice President and Chief Financial Officer