Form 10-K
period 2004-12-31
CHROMAVISION MEDICAL SYSTEMS INC
filed 2005-03-15
CIK 1038223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Mark One

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2004

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2004 was $42,079,772. For purposes of determining this amount, Registrant has defined affiliates to include (a) the executive officers and directors of Registrant on June 30, 2004 and (b) each stockholder that has informed Registrant by June 30, 2004 that it is the beneficial owner of 10% or more of the outstanding common stock of Registrant.

The number of shares outstanding of the registrant’s Common stock, $0.01 par value was 51,634,268 at March 9, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-K	Incorporated Document
Part III: Items 10, 11, 12 13 and 14	Proxy Statement for 2005 Annual Meeting of Stockholders

TABLE OF CONTENTS

PART I

Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
Item 4a.	Executive Officers of the Registrant

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III

Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accounting Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules
Signatures
Schedule II	Valuation and Qualifying Accounts

Cautionary Note concerning Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industries in which we operate and other matters, as well as management’s beliefs and assumptions and other statements regarding matters that are not historical facts.  These statements include, in particular, statements about our plans, strategies and prospects. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Our forward-looking statements are subject to risks and uncertainties.  Factors that might cause actual results to differ materially, include, but are not limited to, the Company’s ability to successfully implement its plans to change its name, to reorganize itself into separate business units and to continue to expand its offerings of cancer diagnostic laboratory services, biopharma services and in-sourcing of the Company’s Access remote pathology program, the performance and acceptance of the Company’s instrument systems in the market place, the Company’s ability to expand and maintain a successful sales and marketing organization, continuation of favorable third party payer reimbursement for tests performed using the Company’s system, the ability to obtain additional financing for its business on favorable terms or at all, unanticipated expenses or liabilities or other adverse events affecting cash flow, uncertainty of success in developing any new software applications, failure to obtain FDA clearance or approval for particular applications, the Company’s ability to compete with other technologies and with emerging competitors in cell imaging and dependence on third parties for collaboration in developing new tests and in distributing the Company’s systems and tests performed on the system, and those risks which are discussed in “Risk Factors” below.  Many of these factors are beyond our ability to predict or control.  In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance.  All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by this cautionary statement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.  In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not occur.

PART I

Item 1. Business

Name Change

Earlier this year we began the process of changing our corporate name from ChromaVision Medical Systems, Inc. to Clarient, Inc., which we anticipate will be effective as of March 15, 2005.  We have changed our Internet website address to reflect our new name: http://www.clarientinc.com. Our board of directors believes that our new name better reflects the recent changes in our business and the changes that are planned for the future.

General

ChromaVision was founded in 1993 and is headquartered in San Juan Capistrano, CA.  Our mission is to combine innovative technologies, meaningful test results and world class expertise to improve outcomes of patients suffering from cancer.  With the completion of the human genome project in the late 1990’s, medical science has entered a new era of diagnostics that will move us closer than ever before to understanding the molecular causes for complex diseases, particularly cancer.  The landscape of cancer therapeutics and diagnostics is undergoing significant change.  Directed diagnostics provide physicians with necessary information on the molecular profile of a specific tumor and enable them to select more appropriate therapies that are intended to maximize patient outcomes.  We believe that significant business opportunities exist for companies that are able to execute strategies to extract value from this new environment.  In 2004, we began the transformation of our business strategy to capitalize on the growth that is anticipated over the next five to ten years in the cancer diagnostics market.

Our traditional business has been our instrument systems business, which has been focused on the manufacture of the ACIS® Automated Cellular Imaging System.  The ACIS® combines an automated microscope and a digital camera with computer-based color imaging technology originally developed for the United States (U.S.) government’s “Star Wars” program to detect and characterize cellular features.  It achieves greater sensitivity than other existing test methods through its ability to discriminate among millions of colors and up to 256 levels of intensity of color.  The ACIS® system scans and processes stained slides and creates a single image that reconstructs an entire tissue section.  Using proprietary digital technology, the pathologist is then able to view the stored images at higher power for interpretation and quantitative information such as number of detected objects or intensity of color.  ACIS®, using additional color criteria and pattern recognition software, displays the relevant tissue or cell sections.  We believe that the ACIS® has elevated the use of bright field microscopy in anatomic pathology to a new level.  Based on the number of system placements, the ACIS® is now a preferred digital imaging solution selected by clinicians and researchers in cell-based analysis around the world.   We believe the ACIS® provides the precise, reproducible and reliable results that today’s targeted cancer therapies and drug discovery efforts require.

Building upon our core image analysis capabilities, we began to transform our operations by launching two new business initiatives in 2004.  The first of these initiatives was to build a laboratory facility to provide a full range of laboratory services focused on cancer diagnostics.  We commenced our laboratory operations in late May 2004 by providing Access technical (stain and scan only) services. In late November 2004 we received a license from the California Department of Health Services which allows us to provide a broader range of laboratory services.

The second of these new business initiatives was the establishment of a robust biopharmaceutical services operation to enable us to partner with biopharmaceutical companies in support of the development of new cancer therapies.  These new business initiatives along with our legacy instrument systems business comprise our three independent, yet synergistic, business groups:

Diagnostic Services – to provide a full range of cancer diagnostics and consultative services, from technical laboratory services to professional interpretation.

Instrument Systems – to provide hardware, software and web-enabled cellular image analysis systems using FDA cleared proprietary algorithms.

BioAnalytical Services – to provide a full range of commercial services to biopharmaceutical companies and other research organizations to assist their efforts from drug discovery through clinical trials to the development of directed diagnostics.

For purposes of financial reporting, we have two reportable business segments - “diagnostic services” and “instruments systems and other.”  Financial results of our bioanalytical services business unit are included in the instrument systems and other segment.  For more information on our business segments, please refer to Note 9 of the Notes to our Consolidated Financial Statements.

Industry Overview

The advent of proteomics – the scientific study of DNA expression as specific proteins in cells and their activation pathways– has provided the ability to characterize cells in a number of diseases, such as cancer.  This knowledge may be applied to provide early insight into the molecular definition of a disease and to clarify the most probable pathway for that disease process.  Many biopharmaceutical and pharmaceutical companies are rapidly developing drugs to inhibit or reduce the adverse effects of certain proteins in cancer progression that will target tumor cells which exhibit certain genetic or behavioral characteristics.  The goal is to yield better patient outcomes with fewer drug side effects.

Currently, we estimate that there are over 1,700 cancer drug compounds in development by over 700 companies.  Of these, 97 targeted therapeutics are in Phase III clinical trials and an additional 340 compounds are in Phase II clinical trials.  Going forward, as a subset of these compounds is approved for market release, we believe they will greatly change the way that cancer is managed.  The era of “yes/no” diagnostics, simply identifying the presence or absences of a certain disease, has evolved into the need for quantitative or semi-quantitative measurement of the targeted proteins within cells.

Using traditional methods, it is often difficult to determine the patients that are most likely to benefit from new therapies. Although anatomic pathologists specialize in diagnosing abnormal changes in tissue, most anatomic pathology laboratories are still operating using very traditional testing methods with little or no automation, no routine proficiency testing and a lack of standardized systems.  We believe that pathologists need to be armed with the best resources to allow them to provide the most reliable and accurate information possible.  Using higher quality test data, the patient’s doctor can better evaluate the prognosis and the potential effectiveness of increasingly targeted and expensive therapies and advise the patient on an appropriate, individualized course of treatment.

We expect that new standardized, quantitative methods will be essential as clinicians require answers that are more precise, reliable and consistent. Further, many of these therapies will require a unique diagnostic (referred to as a “directed” or “companion” diagnostic) to assist physicians in selecting the right drug for the right patient.  This will also help reduce the time to market for the pharmaceutical company in the introduction of its cancer therapies.  An example of a targeted therapy that has successfully included a companion diagnostic test is Genentech’s Herceptin drug therapy, which is being used to target breast tumor cells that have a significant amount of Her2/neu protein on the cell membrane.  The NCCN (National Comprehensive Cancer Network) now mandates that all new breast tumors be tested for Her2/neu status levels.

We estimate that the market for advanced cancer diagnostic testing will increase from an estimated $1.5 billion today to over $2.5 billion in the next five years.  We believe this increase will be attributable to multiple factors including increasing incidence of cancer in an aging population, new therapies and expanded testing panels.  Treatment decisions are likely to involve the assessment of a complex panel of protein and gene based testing rather than a single test.  Our research suggests that the number of proteins and genes tested on these complex panels will increase from about 150 tests today to as many as 300 by 2010.  We believe quantitative diagnostic testing for these therapies will become increasingly important, resulting in a significant need for a new industry standard in laboratory testing.  In addition, we believe there will be increased demand for sophisticated services to either interpret test results or assist pathologists in such interpretations.

Our research indicates that pharmaceutical companies are investing billions of dollars in the development of these high-potential targeted therapies, the fastest growing segment of oncology drug development.  Every day of a delay to market has a substantial and quantifiable cost for these pharmaceutical companies.  Selecting the right patients for the clinical trials to demonstrate efficacy is of paramount importance in the road to FDA approval.  Tools and resources that help to identify the right patient groups most likely to respond to drug therapy can enable pharmaceutical companies to accelerate the process for drug approval and market introduction. Beginning early in the process, a successful, directed diagnostic can have a direct impact on time to market.

We believe we can capitalize on the growth of the cancer diagnostics market by focusing our business around three aspects of the cancer diagnostics market—diagnostic services, instrument systems and bioanalytical services.   Historically, our concentration on image analysis systems limited us to participation in only the instrument systems portion of the market, which we estimate represented less than 10% of the estimated $1.5 billion market for advanced cancer diagnostic testing.  Our goal is to position ourselves to participate in a substantially greater portion of the cancer diagnostics market by serving the needs of the market from drug discovery through clinical practice with the services offered by our three business units.

Diagnostic Services

We can participate in a larger share of the growing cancer diagnostics market by providing clinical diagnostic services to pathologists and oncologists.  We are focused on becoming the high-end, quality-focused provider of esoteric cancer diagnostic services.

During the third quarter of 2004, we moved rapidly to execute the launch of our diagnostic services business.  In addition to recruiting medical and operational experts in the specialized, complex testing disciplines for cancer, we leased a new 11,000 square foot laboratory facility in Irvine, California.  We commenced providing technical (stain and scan only) laboratory services in May 2004.  In November 2004, we received a license from the California Department of Health Services, and we are now able to provide comprehensive laboratory services from our facility.  Our diagnostic services business unit intends to provide a broad menu of specialized diagnostic technologies such as image analysis, FISH (fluorescent insitohybridization), flow cytometry, cytogenetics and molecular diagnostics.  Our initial service offering has focused primarily on breast cancer, leukemia, lymphoma and tumors of unknown origin, and we expect to expand our service offerings as new assays emerge in this rapidly expanding field.

The mission of our diagnostic services business unit is to provide pathologists with a trusted colleague in the diagnostic process surrounding cancer.  By combining our core competencies in image analysis and data quantification with our knowledge of virtual environments, we are creating a specialized service offering to community pathologists.  We believe that the growing need for this expertise will enable us to achieve immediate growth in our revenues from diagnostic services and provide us with a bridge to the development of new directed diagnostics using our image analysis platform.  We believe our market positioning as a colleague to the pathologist, the world-class expertise of our recently hired medical staff and the options we are able to offer for image analysis – from full outsourcing to remote Access to an ACIS® system – make us a compelling choice for diagnostic services.

Instrument Systems

We can also continue to participate in the cancer diagnostics market by providing powerful tools for both the researcher and clinician to ensure standardization around cancer diagnostics.  The primary focus of our instrument systems group is to build on the legacy of ACIS® by providing versatile, innovative analysis platforms and software for the cancer diagnostics market.

The ACIS® combines an automated microscope and a digital camera with computer-based color imaging technology originally developed for the U.S. government’s “Star Wars” program to detect and characterize cellular features.  It achieves greater sensitivity than other existing test methods through its ability to discriminate among millions of colors and up to 256 levels of intensity of color.  The ACIS® system scans and processes stained slides and creates a single image that reconstructs an entire tissue section.  Using proprietary digital technology, the pathologist is then able to view the stored images at higher power for interpretation and quantitative information such as number of detected objects or intensity of color.  ACIS®, using additional color criteria and pattern recognition software, displays the relevant tissue or cell sections.

Our FDA clearance, obtained in 1998, states that “The Automated Cellular Imaging System (ACIS®) device is intended to detect, count, and classify cells of clinical interest based on recognition of cellular objects of particular color, size, and shape.”  The ACIS® is also FDA-cleared specifically for Her2, Estrogen Receptor (ER) and Progesterone Receptor (PR) applications, which represent the most common applications that are currently used to characterize new breast cancer tumors.  Approximately 200,000 of these tests were performed on the ACIS® in 2004 to characterize new breast cancer tumors in the United States.  Over 200 institutions, including university medical centers and biopharmaceutical companies around the world presently utilize ACIS® technology.

The ACIS® is designed to complement the skills of pathologists by assisting them in generating more accurate, specific and reproducible results – reducing the subjectivity associated with current manual testing methods.  The system’s ability to overcome the limitations of the human eye (even when aided by a microscope) significantly improves the pathologist’s ability to analyze cells and tissue.  In addition, the ACIS® system is able to save high-resolution digital images of patient samples, which can be later accessed and reviewed by pathologists or treating physicians.  The system also has the ability to generate an automated patient report in both electronic and hard copies for transmittal and review by the physician, a feature unavailable with manual microscopy.

Peer-reviewed clinical data and publications have demonstrated that the ACIS® digital microscope and proprietary software can considerably improve accuracy and consistency over other methods of laboratory testing, including manual microscopy.  In a multiple reviewer comparison study of 129 cases, observers improved their rates of correlation with an independent standard from a 42% to 92% range scoring manually to a range of 91% to 95% range using ACIS® (in a peer-reviewed study).  Even the most accurate pathologist scoring manually was able to achieve improved accuracy using ACIS®.

The ACIS® has five significant capabilities: (1) tissue scoring and quantitative analysis, (2) rare event detection, (3) object detection and counting, (4) integrated optical density analysis and (5) tissue microarray technology.  The applications being performed by our customers use some or all of these features.  Our technology allows our customers to perform tissue-based analysis on the ACIS® that they currently perform using manual microscopy.

As the ACIS® became more widely adopted, we developed the Access Remote Pathology program, allowing the community pathologist to take advantage of this new technology despite having limited in-house staining capability or a low volume that would not justify having a full ACIS® system.  With the Access program, a patient’s sample is sent by the local pathologist to a central laboratory for tissue processing, scanning and image capture on an ACIS® system.  The images are then provided to the pathologist, either via the Internet or on a DVD to be analyzed using our software in their own office.  Initially, we outsourced the central laboratory work to US Labs.  In late 2003, we decided to begin in-sourcing this function as the first phase in building our diagnostic services business and, to date, approximately 80% of our customers that had previously received these technical laboratory services from US Labs have converted to our stain and scan technical laboratory services.  Our diagnostic services unit is currently servicing over 100 Access customers.

To date, Herceptin therapy for breast cancer has proven to be the only major therapeutic requiring quantitative diagnosis for therapy selection.  The increasingly difficult reimbursement environment, combined with the challenge of gaining widespread acceptance for automated image analysis, has slowed our ability to significantly grow our revenues from our legacy instrument systems business.   However, with the advent of new therapeutics combined with a greater understanding of the molecular makeup of various cancers, we believe the utility of multiple molecular stains in the immunohistochemistry world will become more widely accepted – representing a significant opportunity to take image analysis to the next level.  We believe that these stains, commonly referred to as cocktail or multiplex stains, will require image analysis for quantification because the human eye will be challenged to quantify multiple colors and concentrations of these stains in cells.

In the short-term, we are continuing to focus our instrument systems business on sales and placements into the academic and biopharmaceutical research markets.  We estimate that there are over 1,000 organizations conducting tissue-based research that would benefit from the ACIS® technology, which we believe represents a market opportunity of $150 million.  Our goal is to establish our system as the foundational discovery platform for researchers that are evaluating appropriate targets for therapeutic compounds.  By placing systems in key academic research centers and biopharmaceutical organizations, our systems can be established as a powerful standardization tool for the discovery and clinical trial process by aiding in target and patient selection for these emerging therapeutics.

Our long-term systems strategy is centered on the continued improvement of our system which we believe will position the ACIS as the system of choice for standardization and quantification of these new “cocktail” stains.  To effectively continue the improvement of the system, we may need to join with a strong partner that brings core competencies in antibody reagent discovery and automated staining equipment development.  Such a partnership could help us to enhance our position as an industry leader in image analysis and allow for broader distribution of our current and future systems.

BioAnalytical Services

Another way for us to capitalize on the growth of the cancer diagnostics market is to partner with biopharmaceutical and pharmaceutical companies that are involved in the research and development of targeted therapeutics for cancer.  These companies require technologies that allow them not only to understand the DNA profile of a tumor, but also to understand the expression of DNA as cellular proteins and intricate activation pathways.  We have designed our bioanalytical services business unit to provide our partners and customers with a broad spectrum of resources and capabilities to optimize research design throughout the entire drug discovery and development process.

We believe that our technology and custom application services can assist researchers to identify, evaluate, select and validate novel biomarkers through processes such as Quantitative Immunohistochemistry (QuIHC).  Through the complementary use of other advanced technology platforms, such as flow cytometry and molecular diagnostics, our scientists are able to work with researchers to assist in determining the relationship of genetic mutation to protein expression.  We believe that our ability to synthesize these data sets into information that can be used by researchers for this purpose will enable us to partner with companies involved in this groundbreaking work.

Once compounds are selected to target the inactivation of proteins or interruption of signaling pathways which result in the progression of cancer, the process then moves into the clinical trial phases.  Pharmaceutical companies require clinical trial support to monitor the effectiveness of the therapy, and they must ensure proper selection of patients for the clinical trials through the development of a reliable, quantitative diagnostic.  We believe that our expertise in the areas of assay development and quantitative image analysis can add significant value to this process.

In addition to deriving direct revenue from partnering with and providing services to biopharmaceutical and pharmaceutical companies in their efforts to develop new therapeutics for cancer, a central focus of our bioanalytical services unit is to create future revenue generating opportunities for our instrument systems and diagnostic services business units by connecting our intellectual property and proprietary software to newly developed cancer therapeutics.  This could result in there being a much larger menu of applications for our instrument technologies in the future as new targeted therapeutics are released into the market with which our instrument technologies are associated, which in turn can also drive higher demand for our specialized, high-end diagnostic services as a result of our expertise and familiarity relating to those new therapeutics.

Summary

We believe that our complementary business units provide us with a solid foundation to execute our business strategy.  Our key short and long-term strategic goals include:

•                                          Establishment of our diagnostic services unit as a premier source of outsourced cancer diagnostics by achieving significant new customer acquisitions and expanding virtual (Internet enabled) services within Immunohistochemistry (IHC) and flow cytometry;

•                                          Establishment of our bioanalytical services unit as a premier resource for cancer research and directed diagnostic development by developing contractual relationships with pharmaceutical companies that have pipelines for cancer therapeutics;

•                                          Establishment of the ACIS® as a powerful standardization tool for tissue-based cancer therapeutics by selling the current ACIS® platform to academic and biopharmaceutical research organizations;

•                                          Re-focus of our instrument systems unit by exploring potential partnerships with one or more companies with core competencies in antibody reagent discovery and automated staining equipment development to develop and market a next generation image analysis system; and

•                                          Defend, leverage and expand our intellectual property rights.

Business Segments

Segment and geographic area information for the three years ended December 31, 2004 is incorporated by reference from Note 9 “Business Segments,” of the Notes to the Consolidated Financial Statements.

Sales

Our new business plan has required us to redesign our sales efforts.  The process for selling diagnostic services requires a different approach and skill set than the more capital-oriented placement of the ACIS® within the clinical or research environment.   In October 2004, we established two distinct sales units to cover each of these respective business units.

We have dedicated the majority of our current sales resources to our diagnostic services business.  The sales process for this business is designed to understand the customer’s needs and propose the appropriate solution from our range of laboratory service options.  Our diagnostic services sales force will target both clinical pathologists and researchers when appropriate.  If a qualified opportunity for an ACIS® placement is identified, the specialists for instrument systems provide support to our laboratory services sales organization.

We have a dedicated instrument systems sales organization for both the clinical and research markets.  We have also continued selected agreements with independent distributors to market the ACIS® in Europe.  Our European team members provide support to these distributor partners.

We believe that we will increase spending in 2005 for selling activities related to both our diagnostic services and instrument systems operations.

Given the highly scientific nature and strategic importance of our bioanalytical services business, the business development activities within this unit are the responsibility of our Chief Scientific Officer.  In conjunction with a dedicated group of individuals with knowledge of the biopharmaceutical business, this individual will direct our efforts towards establishing strategic collaborations.

Marketing

While we have a recognized brand identity in image analysis, we have begun transitioning to our new name, Clarient, Inc., in the first quarter of 2005.  We believe that the new company name better captures our evolution to a more comprehensive provider of cancer diagnostic services and products.  We also believe that new branding opportunities with our new name will enable us to differentiate ourselves from our competitors in each of our business units.

Our marketing efforts for our diagnostic services business are focused on identifying and targeting customers who we believe are most likely to be users of our high-end diagnostic services.  We are in the final stages of implementing an automated salesforce software system to create a focal point for sales and internal data identifying such potential customers.  We have supplemented this information with purchased data to determine market potential by customer and penetration by geography.  We also intend to implement an integrated marketing plan to incorporate the use of public relations, media and advertising to create customer awareness of the services that we offer.  We continue to focus on education as a foundation to build credibility in the marketplace, highlighting our renowned medical staff and scientific advisors.

Marketing activities for research sales are focused on delivering qualified leads into the research sales funnel.  In addition, we have implemented a specific initiative around grant submissions that targets and assists potential customers to increase their chances to receive funding.   We intend to continue educating physician specialists on the clinical value of our image analysis through research publications, print advertisement, direct mail, and the Internet. These targeted marketing tools are designed to be effective while minimizing the need for direct physician or researcher contact by our sales representatives. We actively pursue publication of our scientific research in peer-reviewed journals and have had more than 100 such articles published. We have printed and continually update ten widely-used, proprietary reference manuals on the use and interpretation of our assays, focusing on medical specialties such as infectious disease, gastroenterology, oncology and cardiology. We present our research at scientific meetings and we exhibit at national and regional conferences throughout the year. Our web site is another vehicle for educating physicians about our technology and contains our entire directory of services, on-line technical materials and links to other medical sites that support the role of esoteric assays in effective diagnosis and treatment of diseases.

Customer Segmentation

Clinical Market

Our research indicates that there are approximately 4,000 potential customers in the U.S. that require cancer diagnostic or prognostic services. We now provide a range of options to the clinical customer for IHC testing – from ACIS® to Access to outsourced diagnostic testing services.  The clinical market is best viewed as a pyramid with four distinct levels based on the size of customer where the top 1% level of the pyramid includes the largest customers and the 80% level includes the smaller hospital and pathology practice settings.  Our pyramid discussion can be thought of as an expansion on the “80/20” rule of market segmentation.

The 1% level represents regional reference laboratories, regional cancer centers, large hospitals or multi-hospital systems and large pathology practice groups.  These customers typically have comprehensive capabilities, including automated staining equipment, and perform most pathology tests in-house.  Pathologists within these organizations are the primary target segment for the ACIS®.  In addition, they may use a specialized oncology reference laboratory for highly complex testing or difficult cases.

The 4% level represents larger community hospitals and pathology groups. These customers also represent the secondary targets for ACIS®.  Since they typically choose to outsource the majority of specialized tests, they are excellent targets for our diagnostic services group.

The 15% level represents smaller community hospitals and pathology groups.  Most of these customers do not have the in-house capability for IHC testing, but have expertise in interpretation.  These organizations are the ideal customers for our Access remote pathology solution.  Since they outsource all specialized testing, they also are the primary targets for our diagnostic services business.

The 80% level represents the smallest community hospitals and pathology groups.  While they outsource all testing, their volume is relatively very small.  These represent secondary targets for our diagnostic services business.

Research Market

We estimate that there are approximately 1,000 institutions that are targets for ACIS® technology.  The research market includes three types of organizations that are conducting tissue-based research:

Pharmaceutical and biopharmaceutical companies.  These companies could benefit by using the ACIS® technology in the drug discovery and development process and represent primary targets for our systems placements. We are targeting a subset of approximately 20 customers that have the largest pipelines for new targeted therapeutics and represent primary targets for our bioanalytical services business.

University medical centers and research institutions.  These organizations are focused on later stage clinical trials and represent secondary targets for ACIS® placements, depending on grant funding availability.  This group also includes government and quasi-government entities such as The National Cancer Institute, The National Institutes for Health and the Centers for Disease Control and Prevention as well as cancer cooperative groups such as the Eastern Cooperative Oncology Group, National Surgical Adjuvant Breast and Bowel Project and Southwest Oncology Group.

Revenue Models

Diagnostic Services

Pricing and collection for diagnostic services is complex and subject to both statutory and regulatory restrictions and is described in more detail under the caption “Reimbursement” below.

Third party billing.  The majority of revenue currently generated by our diagnostic services operations is for patients that utilize insurance coverage from Medicare or other third party insurance companies such as Blue Cross.  In these situations, we bill the insurer which pays a percentage of the amount billed based on several factors including the type of coverage the patient has (for example, HMO or PPO), whether the charges are considered to be in network or out of network, and the amount of any co-pays or deductibles that the patient may have at that time.  The rates that are billed are typically a percentage of those amounts allowed by Medicare for the service provided as defined by Common Procedural Terminology, (CPT), codes.  The amounts that are paid to us are a function of the payors’ practice for paying claims of these types and whether we have specific agreements in place with the payors.  We have a Medicare provider number that allows us to bill and collect from Medicare.  We do not currently have managed care agreements with other third party payors, but we intend to commence efforts in 2005 to obtain these agreements.  The absence of a managed care agreement does not preclude payment from these payors although it could limit our ability to grow our revenues from these payors.

Client (pathologist) billing. In a minority of situations, we establish direct billing arrangements with our clients where we bill them for an agreed amount per test for the services provided and the client will then handle all billing directly with the private payors.  The amounts that may be charged to our clients is determined in accordance with applicable laws and regulations.

Patient billing. Less than 10% of our billings are billed directly to patients.  These billings can result from co-payment obligations, patient deductibles, circumstances where certain tests are not covered by insurance companies, and patients that do not have any health insurance.

Instrument Systems

We now offer a number of acquisition options to accommodate our customers and reduce our up front capital burden.

Fee-Per-Use Model.  As in prior years, we offer the ACIS® under an operating lease arrangement, pursuant to which we charge customers based on the number of tests performed, subject to a minimum monthly payment.  Rather than selling the systems, our fee-per-use strategy removes any capital equipment investment barrier to new system placements, shortens our placement cycle, yields attractive margins and gives us a recurring source of revenues.  The fee-per-use is determined by the specific test that is run along with the volume of tests run.  On a monthly basis, we poll each customer’s instrument by modem to retrieve usage information. The typical price is approximately $30 to $35 per test. This model best fits larger volume customers that perform more than 100 tests per month.

We offer service and maintenance to ACIS® customers as part of the “fee-per-use” pricing structure.  We have developed a support, field service and parts distribution plan designed to support the installed base of ACIS® systems.  Our expectation is that this plan will offer the following services as part of the “fee-per-use” structure:  (i) installation; (ii) customer training and stain validation; (iii) a 24-hour per day, seven-day per week customer help desk available via a toll free number; (iv) the ability to remotely service ACIS® units and load new software via dial-up modems, and (v) on-site field service and parts replacement utilizing regionally based field engineers who are supported by our headquarters’ development and engineering staff. We are currently solving approximately 92% of customer issues remotely in less than an hour and at initial customer contact. ACIS® modules have an uptime rate in excess of 99%, and the mean time between failures is approximately 250 days.

Hybrid Sale.  Under this program, customers can purchase the ACIS® system for a small capital investment but will continue to be charged a small fee per test.  This approach is most appropriate for customers with lower volumes or limited capital funding.

Purchase.   As our preferred option, we either sell the system or offer a capital lease for the system.  This approach is used with customers that have budgetary approval.

Patents and Proprietary Technology

We file patent applications to protect technology, innovations and improvements that we consider important to the development of our business.  Currently, we have 21 patent applications pending with the U.S. Patent and Trademark Office and 12 foreign patent applications pending. We have 15 issued patents in the U. S. and 10 foreign patents, all related to the system and method for cellular specimen grading performed by the ACIS® or related technologies.  The patents for which we have received a final issuance have remaining legal lives which vary from 12 to 19 years.

In all our patent applications, we have endeavored to file claims, which cover the underlying concepts of the unique features of the ACIS®, its associated processes and methodologies as well as our specific implementation of those processes and methodologies.  As a further protection against efforts to erode our proprietary position, we have systematically explored other designs, which could achieve results similar to the ACIS® and prepared patent applications on those alternate designs.

We also rely on trade secrets and proprietary know-how that we seek to protect, in part, through confidentiality agreements with our employees and consultants.  As a condition of employment, we require that all full-time and part-time employees enter into an inventor assignment and non-disclosure agreement.

We intend to continue to broaden the scope of our intellectual property portfolio, which we consider critical to our future product development. If we are unable to protect our patents and proprietary rights, our reputation and competitiveness in the marketplace could be materially damaged.  Litigation may therefore be necessary in order to enforce any patents that we now hold or that are issued to us.  For a discussion of our current legal proceedings, see Item 3, Legal Proceedings.

Competition

Diagnostic Services

The last year has seen many changes in the oncology testing marketplace.  Our primary competitors with respect to oncology testing are Impath (now owned by Genzyme following purchase out of bankruptcy), US Labs (now owned by Laboratory Corporation of America Holdings, or LabCorp) and Esoterix Oncology.

The esoteric clinical laboratory business is highly competitive and is dominated by several national laboratories, as well as many smaller niche and regional organizations. Our primary competitors in the broader esoteric clinical laboratory market include large independent laboratories, such as Quest Diagnostics and LabCorp that offer a wide test and product menu on a national scale.  These large national independent laboratories have significantly greater financial, sales and logistical resources than we do and may be able to achieve greater economies of scale, or establish contracts with payor groups on more favorable terms than we can. We also compete with smaller niche laboratories, like Impath and Athena Diagnostics, that address a narrow segment of the esoteric market by offering very specific assay menus.  Finally, institutions that are affiliated with large medical centers or universities, such as Mayo Medical Laboratories and Associated Regional University Pathologists, or ARUP, compete with us on the limited basis of perceived quality of service.

Instrument Systems

With the growing acceptance of image analysis in research and clinical markets, the number of competitors has increased.   Both large companies with established positions in adjacent markets and small, niche companies are targeting this space.

In the clinical market, our primary competition (which we believe also presents a significant opportunity for our instrument systems business) is the continued use of manual microscopy in approximately 80% of breast cancer testing.  Our most significant direct competitors are autostainer and reagent companies that are working to expand into image analysis to stabilize their installed base or to enter the image analysis market.  For example, Ventana Medical Systems recently has obtained the rights to market the Tri-Path Imaging system.  This has created a sense of urgency with other autostainer companies and may provide us with opportunities to discuss potential alliances with one or more of these companies with respect to the integration of stainers, reagents, and imaging.

In the research market, Applied Imaging is our most significant competitor.  There are also numerous products that compete in specific areas, such as scanning hardware or image analysis software.  The two major microscope companies, Olympus and Zeiss, have released image analysis software packages.  This is primarily attractive to smaller volume research groups that do not require automation for high-throughput scanning or analysis.  A large number of research institutions still use “home grown” systems.

BioAnalytical Services

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

Collaborations and Partnerships

In the future, our goal is to become a valued partner for the development and marketing of advanced image analysis products and services. To gain more rapid market acceptance and to better position us as an “automated solutions” provider, we expect to pursue strategic relationships with antibody reagent and automated staining providers or others who have the critical mass from a commercial perspective to exploit this important market opportunity. We have entered into and will continue to use scientific collaborations to assist in identifying and validating applications of our technology and enhancing our marketing and distribution capabilities.  We collaborate with customers as well as researchers at prestigious hospitals and major laboratories to assist with clinical studies and to publish peer reviewed scientific papers.

We are in discussions with a number of potential partners who we believe could make a significant contribution to our strategy, although there is no assurance that we will be able to structure mutually acceptable arrangements with these firms.

Reimbursement

Laboratory services provided for patients with the assistance of ACIS® technology are eligible for third party reimbursement under well-established medical billing codes.  These billing codes are known as Common Procedural Terminology, (CPT), codes and are the means by which Medicare and private insurers identify medical services that are provided to patients in the United States.  CPT codes are established by the American Medical Association (AMA).  The reimbursement dollar amounts for the CPT codes are established by the Centers for Medicare and Medicaid Services (CMS), with advice from AMA and professional societies representing the various medical specialties.

A new CPT (88361) code, specific to image analysis, went into effect on January 1, 2004. Under the new code, the total Medicare reimbursement for ACIS®-based procedures performed in physician offices or independent laboratories was approximately $140 per test, reflecting a technical component of approximately $85 and a professional component of approximately $55. The technical component involves preparation of the patient sample and scanning the image on the ACIS®, while the professional component involves the physician’s reading and evaluation of the test results.

The 2004 reimbursement rate of this new code was considered interim and has been open for comment to influence further adjustments in 2005.  We have worked with relevant medical societies and other appropriate constituents to obtain appropriate reimbursement amounts by all payers for providers of image analysis-based services. The objective of these efforts is for the amount paid by Medicare and other payers for image analysis-based services to accurately reflect the technology costs, the benefit that image analysis brings to patients, and its positive impact on healthcare economics.  In November 2004, new rates to be effective January 1, 2005 were released, and these increased to approximately $168 per test, of which $100 was for the technical component of reimbursement and $68 was for professional interpretation.  In California, where our laboratory performs these tests for our diagnostic services operation, 2005 reimbursement per test is $119 for the technical component and $72 for professional interpretation.  In 2005, we expect to be increasingly performing a much broader array of diagnostic tests that are expected to be subject to different codes and amounts of reimbursement from Medicare, third party insurance payors, and, in a limited number of cases, from patients.  For this reason, our average reimbursement per test will change based on the mix of these new tests and our current volume of breast cancer testing services.  Additionally, billing for these services is complicated.  We must bill various payors, such as patients, insurance companies, Medicare and other third parties, all of which have different billing requirements.  Compliance with applicable laws and regulations as well as internal compliance procedures adds complexity to this process.  Other items such as pricing differences and payor disputes also complicate billing.

Research & Development

To date, our core competency has been in the area of advanced imaging as applied to the detection and quantification of reagent-stained cellular material.  At December 31, 2004 we had 22 employees dedicated to engineering, research and development, and related testing and regulatory support including several scientists who hold Ph.D. degrees in various disciplines. Our research and development staff is experienced in the rapid prototyping and development of advanced software-based, electro-optical-mechanical systems. We intend to continue to invest in the recruitment of experienced scientists and engineers with an emphasis on achieving a balance between research and development, innovation and support of focused, market driven initiatives.   Research and development spending was approximately $4,612,000, $4,754,000, and $4,782,000 in 2004, 2003, and 2002, respectively.

Manufacturing

The ACIS® is currently manufactured at our facility in San Juan Capistrano, California. Our employees assemble the components, optically align the microscope, load the software and quality test the system.  Components of the system are manufactured internally, purchased off-the-shelf, or manufactured by subcontractors to our specifications. The system uses an off-the-shelf charged couple device (CCD) camera and an Intel/Microsoft-based personal computer. The system can be adapted for use with most popular microscopes and related optical accessories. The ACIS® has been designed to be fully modular to take advantage of improvements in microscopy and computer hardware.

Governmental Regulatory Status

Our business is now comprised of three distinct but complementary operations – diagnostic services, instrument systems and bioanalytical services.  The regulatory framework for our diagnostic services and instrument systems businesses is discussed below. Our bioanalytical services business is regulated by the study sponsor and applicable regulatory requirements are determined prior to entering into a business contract with our partner, but generally these regulatory requirements are similar to those that apply to our diagnostic services and instrument systems businesses.

As a medical device, our ACIS® product is subject to governmental regulation in the U.S. and in other countries.  In the U.S., the Federal Food, Drug, and Cosmetic Act (FD&C Act), along with the regulations promulgated by the U.S. Food and Drug Administration, as well as various other federal and state statutes and regulations, govern the testing, manufacture, labeling, storage, record keeping, distribution, sale, marketing, advertising and promotion and importing and exporting of medical devices.

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

Under the FD&C Act and its regulations, medical devices are placed into one of three classes on the basis of FDA’s view of their risk and the controls necessary for assuring their safety and effectiveness. These three categories are referred to as Class I, Class II and Class III.  ACIS® was cleared as a Class II product.

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

Class III devices are those in the highest risk category.  As such, a manufacturer must submit and obtain FDA approval of a PMA before the device can be introduced to the U.S. market.  The PMA process is significantly more complex and time-consuming than the 510(k) process. The PMA process almost always requires the submission of well-controlled clinical investigations in order to obtain FDA approval. On average, FDA reviews and clears a 510(k) submission within six months. PMA approval by the agency generally takes at least one year and can even take a number of years. In the case of a PMA and/or a 510(k), there is no assurance that the agency will agree with the submission and/or clear or approve the product.  FDA may reject a 510(k) submission and require that a company file a PMA instead. Determination by FDA that any of our devices or certain applications of ours are subject to the PMA process could have a material adverse effect on our business, results of operations and financial condition. Nonetheless, a business benefit can accrue where FDA approves a PMA because holding a PMA may, in some instances, provide a competitive advantage. A change or modification of a medical device that has already received FDA clearance or approval can result in the need to submit further filings to the agency.  A change or modification of a product cleared through the 510(k) process can result in the need for a new 510(k) submission where the change or modification could significantly adversely affect the safety or effectiveness of the device. A change in a device that is the subject of an approved PMA could require a PMA supplement.

We obtained our first 510(k) clearance in May 1997 from the FDA to market the ACIS® with a test to screen blood for malignancy.  In July 1999 we received our second 510(k) clearance from the FDA which granted use of the ACIS® to assist the pathologist to detect, count and classify cells of clinical interest based on recognition of cellular objects of particular color, size and shape. In 2002 we received a 510(k) clearance from the FDA which granted the ability to use ACIS® to conduct an Estrogen Receptor and Progesterone Receptor (ER/PR) test, which aid in the management, prognosis and prediction of therapeutic response for cancer.  In December 2003, we received our most recent 510(k) clearance from the FDA which recognizes the ability of ACIS® to detect, count, and classify the presence of the HER2 protein, allowing physicians a more precise and quantitative understanding of the specific traits of individual cancer tumors. Specifically, this FDA clearance allows ACIS® to be used as a complement to DakoCytomation’s HercepTest™ in the detection and measurement of Her2/neu (c-erbB-2).

As a Class II medical device manufacturer, we are also subject to FDA’s Quality System Regulation (QSR) which includes FDA’s regulatory requirements for Good Manufacturing Practices (GMPs).  In addition, we are subject to FDA’s regulations regarding labeling, medical device reporting and reports of corrections and removals. The medical device reporting regulations require us to provide certain information to FDA in the event of a death or serious injury allegedly associated with the use of ACIS® or any product malfunction which would likely cause or contribute to a death or serious injury if the malfunction were to recur. Class II devices may also be required to adhere to certain “special controls” including but not limited to performance standards, post-market surveillance and/or patient registries where applicable. In addition, we must comply with applicable regulatory requirements for the export of our products.

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

 Because our diagnostic services business operates a clinical laboratory, many aspects of our business are also subject to complex federal, state and local regulations applicable to laboratory operations.  In 1988, Congress passed the Clinical Laboratory Improvement Amendments (CLIA) establishing quality standards for all laboratory testing to ensure the accuracy, reliability and timeliness of patient test results regardless of where the test was performed. A laboratory is defined as any facility which performs laboratory testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention, treatment of disease, or impairment of, or assessment of health. CLIA is user fee funded; therefore, all costs of administering the program must be covered by the regulated facilities, including certificate and survey costs.

The final CLIA regulations were published on February 28, 1992 and updated on January 24th, 2003. CLIA specifies quality standards for proficiency testing (PT), patient test management, quality control, personnel qualifications and quality assurance for laboratories performing non-waived tests. Non-waived laboratories must enroll in CLIA, pay the applicable fee and follow manufacturers’ instructions.   Our laboratory service offerings now include tests in the non-waived category.

The Centers for Medicare & Medicaid Services (CMS) is charged with the implementation of CLIA, including laboratory registration, fee collection, surveys, surveyor guidelines and training, enforcement, approvals of PT (describe PT) providers, accrediting organizations and exempt states. The Centers for Disease Control and Prevention is responsible for the CLIA studies, convening the Clinical Laboratory Improvement Amendments Committee (CLIAC) and providing scientific and technical support/consultation to DHHS/CMS. The Food and Drug Administration is responsible for test categorization.

To enroll in the CLIA program, laboratories must first register by completing an application, pay fees, be surveyed, if applicable, and become certified in the state in which they operate. We received our state licensure and CLIA certification in the fourth quarter of 2004.

The State of California Department of Health Services (DHS) enforces the state’s requirement that our facility have a Medical Device Manufacturing License; while the Department of Health and Human Services - Laboratory Field Services enforces the requirements to apply for and maintain licensure, CLIA certification, and proficiency testing.  Our facilities have been inspected by both authorities and have been issued licenses to manufacture medical devices and provide laboratory diagnostic services in California. These licenses must be renewed every year. The State of California could prohibit our manufacturing of medical devices or provision of laboratory services if we failed to maintain these licenses.  We must also satisfy various other state application and provisional requirements.

Laws and regulations pertaining to the products and/or services we provide are subject to change and depend heavily on administrative interpretations by federal and state government agencies, including the FDA.

In anticipation of marketing our products in the European Union (EU) and accordance with the In-Vitro Diagnostic Directive (IVDD) we applied for and received certification to EN13485:2003.  The ACIS® product was CE marked in 1998.  The CE Mark was applied after we demonstrated compliance with applicable regulatory requirements, including, but not limited to, compliance with pertinent ISO and EN requirements and certification by a recognized notified body.

Federal law and the laws of many states generally specify who may practice medicine and limit the scope of relationships between medical practitioners and other parties.  Under such laws, we are prohibited from practicing medicine or exercising control over the provision of medical services and may only do so through a professional corporation designed for this purpose.  In order to comply with such laws, all medical services are provided by or under the supervision of ChromaVision Pathology Laboratory Associates, Inc. (the “P.C.”).  We refer to the P.C. and us collectively throughout this report as “we”, “us”, and “our.”  The P.C. is organized so that all physician services are offered by the physicians who are employed by the P.C.  We do not employ practicing physicians as practitioners, exert control over their decisions regarding medical care, or represent to the public that we offer medical services.  We intend to enter into an Administrative Services Agreement with the P.C. pursuant to which we will perform all non-medical management of the P.C. and will have exclusive authority over all aspects of the business of the P.C. (other than those directly related to the provision of patient medical services or as otherwise prohibited by state law).  The non-medical management to be provided by us includes, among other functions, treasury and capital planning, financial reporting and accounting, pricing decisions, patient acceptance policies, setting office hours, contracting with third party payors, and all administrative services.  We intend to provide all of the resources (systems, procedures, and staffing) or contract with third party billing services to bill third party payors or patients.  We also intend to provide or outsource all of the resources for cash collection and management of accounts receivables, including custody of the lockbox where cash receipts are deposited.  From the cash receipts, we will pay all physician salaries and operating costs of the center and of us.  Compensation guidelines for the licensed medical professionals at the P.C. will be set by us, and we will establish guidelines for selecting, hiring, and firing the licensed medical professionals.  Where applicable, we will also negotiate and execute substantially all of the provider contracts with third party payors.  We will not loan or otherwise advance funds to the P.C. for any purpose.

We believe that the services we are providing and will provide in the future to the P.C. do not constitute the practice of medicine under applicable laws.  Because of the unique structure of the relationships described above, many aspects of our business operations have not been the subject of state or federal regulatory interpretation.  We have no assurance that a review of our business by the courts or regulatory authorities will not result in a determination that could adversely affect our operations or that the health care regulatory environment will not change so as to restrict our existing operations or future expansion.

Employees

As of December 31, 2004, we had 116 employees of whom 17 persons were in product development, engineering and discovery positions, 15 persons were in manufacturing, quality assurance, and field services, 46 persons were in lab diagnostics, 12 persons were in finance, executive and administrative capacities and 26 persons were in sales and marketing. We are not subject to any collective bargaining agreements, and we believe that our relationship with our employees is good.

In addition to full-time employees, we utilize the services of various independent contractors, primarily for certain product development and foreign sales, marketing and administrative activity.

Available Information

All periodic and current reports, registration statements, and other filings that ChromaVision is required to file with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, are available free of charge from the SEC’s website (http://www.sec.gov) or public reference room at 450 Fifth Street N.W., Washington, DC 20549 (1-800-SEC-0330) or through ChromaVision’s Internet website under its new name at http://www.clarientinc.com.  Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. Copies of these reports (excluding exhibits) may also be obtained free of charge, upon written request to: Investor Relations, ChromaVision Medical Systems, Inc., 33171 Paseo Cerveza, San Juan Capistrano, CA 92675. ChromaVision’s Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

The following corporate governance documents are available free of charge on the Company’s website: the charters of our Audit, Compensation and Corporate Governance Committees, our Statement on Corporate Governance and our Code of Conduct. Copies of these corporate governance documents also may be obtained by any shareholder, free of charge, upon written request to: Corporate Secretary, ChromaVision Medical Systems, Inc., 33171 Paseo Cerveza, San Juan Capistrano, CA 92675.  We also will post on our website any amendments to or waivers of our Code of Conduct that relate to our directors and executive officers.

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

We began providing the technical component of reference laboratory services in-house beginning in April 2004 and we began to provide additional, oncology-focused laboratory services that complement our image analysis and certified Access reference laboratory services in December 2004. The success and viability of these initiatives is dependent on a number of factors including:

•                  our ability to develop and provide services that we have not previously provided;

•                  adequate reimbursement;

•                  medical efficacy as demonstrated by clinical studies and governmental clearances;

•                  governmental clearances, governmental regulations and expansion of the menu of tests performed by ACIS® to bring greater economies of scale to our accounts operations; and

•                  our ability to obtain timely approval of and renewal of requisite state and federal regulatory licenses.

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

Our legacy instrument business is highly dependent on increased market acceptance of the ACIS®, and it is uncertain whether the ACIS® will achieve that acceptance.

Increased market acceptance of the ACIS® depends on a number of variables, including, but not limited to, the following:

•                  the ability of the ACIS® to perform as expected;

•                  acceptance by patients, physicians, third party payors and laboratories of the ACIS® to run the tests performed using it;

•                  our ability to develop a significant number of tests performed with the ACIS®;

•                  our ability to implement our new diagnostic lab service initiative;

•                  the amount of reimbursement by third party payors for a test performed using the ACIS®;

•                  the effectiveness of marketing, distribution and pricing strategy;

•                  availability of alternative and competing diagnostic products; and

•                  scientific studies and other publicity concerning ACIS® or competitive products.

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

Finally, our instrument systems legacy business may ultimately depend on our ability to enter into successful partnerships with other organizations in the diagnostic services industry, such as a reagent or autostainer producer.  Inability to do so may limit the marketability of our products and services and create the risk that our technology could become underfunded and obsolete relative to new, emerging technologies of companies that have greater financial resources.

We have a history of operating losses, and our future profitability is uncertain.

We have incurred operating losses in every year since inception, and our accumulated deficit as of December 31, 2004 was $105.5 million.  Those operating losses are principally associated with the research and development of our ACIS® technology, the conducting of clinical trials, preparation of regulatory clearance filings, the development of our sales and marketing organization to commercialize the ACIS® and the capital investments we have made relating to our recently launched diagnostic services business.  Although leasing and sales of the ACIS® have been encouraging since we began the commercial distribution of the ACIS® in late 1999 and we have recently begun to provide a wide array of laboratory services, we may not be able to achieve profitable operations at any time in the future.

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

We currently estimate that our existing capital resources will enable us to sustain operations for the foreseeable future. We have expended and will continue to expend substantial funds for research and development, clinical trials and manufacturing and marketing of our system. In addition we will expend substantial funds in implementing our new business initiatives, including expanding our offerings of diagnostic services and bioanalytical services. We will need capital sooner than currently expected if our new business initiatives are not successful or we fail to achieve the level of revenues from applications and our other services in the time frame contemplated by our business plan.

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

During the past several years, we have had reference laboratory partners service our remote pathology ACIS® users by performing the technical and professional component of analysis such as staining and image scanning. US Labs, Inc. and Esoterix, Inc. are two national reference laboratory partners that have provided these services in-house. In February 2004, we notified US Labs, Inc. and Esoterix, Inc. that we would end our relationship with them and begin to provide in-house laboratory services to our customers beginning in April 2004. For the year ended December 31, 2003, US Labs was our largest customer and accounted for approximately 7% of our revenues.  Although we have been able to successfully convert most of our Access customers that were receiving these laboratory services from our former reference laboratory partners to our own laboratory facility, we may not be able to convert the remaining customers and the customers which have converted to our diagnostic services may elect not to continue to purchase laboratory services from us.

We have limited manufacturing experience and may encounter difficulties as we undertake to manufacture our system in increasing quantities.

We have limited commercial manufacturing experience and capabilities. We may encounter significant delays and incur significant unexpected costs in scaling-up our manufacturing operations. In addition, we may encounter delays and difficulties in hiring and training the workforce necessary to manufacture the ACIS® in the increasing quantities required for us to achieve profitability. The failure to scale-up manufacturing operations successfully, in a timely and cost-effective manner, could have a material adverse effect on our revenues and income. We believe that we have adequate manufacturing capacity to meet anticipated demand for 2005. However, in order to meet demand thereafter, we will have to expand our manufacturing processes and facilities or rely on third-party manufacturers. We might encounter difficulties in expanding our manufacturing processes and facilities or in developing relationships with third-party manufacturers. If we are unable to overcome these difficulties our ability to meet product demand could be impaired or delayed.

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

The introduction of diagnostic tests embodying new technologies and the emergence of new industry standards can render existing tests obsolete and unmarketable in short periods of time. We expect competitors to introduce new products and services and enhancements to existing products and services. The life cycles of tests using the ACIS®, and of the ACIS® itself, are difficult to estimate. Our future success will depend upon our ability to enhance our current tests, to develop new tests, and to enhance and continue to develop the hardware and software included in the ACIS®, in a manner that keeps pace with emerging industry standards and achieves market acceptance. Our inability to accomplish any of these endeavors will have a material adverse effect on our business, operating results, cash flows and financial condition.

We face substantial existing competition and potential new competition from others pursuing technologies for imaging systems.

We compete in a highly competitive industry. ACIS® was first released in 1997 for use in research as an imaging system for the detection of rare cellular events. The primary application was for the detection of cells which contained a marker used to distinguish possible cancerous cells in bone marrow. At that time, the most significant competition to the ACIS® for this application was use of manual microscopes and certain other cell-based techniques.  These other techniques include polymerase chain reaction (PCR), a technique used in clinical labs to detect DNA sequences, and flow cytometry, a technique used to analyze biological material through the detection of the light-absorbing or fluorescing properties of cells. A natural progression for ChromaVision and the ACIS® was to penetrate the manually intensive slide-based cancer testing market, with an initial focus on the breast cancer market. Companies such as DakoCytomation, Ventana and BioGenex have greater cancer-testing market share and stronger medical laboratory relationships than we do. They also have two of the critical system components needed to drive standardization—reagents and staining automation. Other imaging companies such as TriPath and Applied Imaging are currently expanding into this market. Advancements in alternative cancer diagnostic tests and the development of new protein-based therapies will bring increased competition to this market segment, and such competition could adversely affect our operating results, cash flows and financial condition.

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

We rely currently and intend to continue to rely significantly in the future on third-party manufacturers to produce all of the components used in our ACIS® device and for future instrument systems that we may develop. We are dependent on these third-party manufacturers to perform their obligations in a timely and effective manner and in compliance with FDA and other regulatory requirements.

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

Our strategy for the development and commercialization of the ACIS® platform contemplates collaborations with third parties, making us dependent on their success.

We have entered into and intend to continue to enter into corporate collaborations for the development of new applications, clinical collaborations with respect to tests using the ACIS® and strategic alliances for the distribution of the ACIS® and our other products, including products we may develop in the future. We, therefore, depend upon the success of third parties in performing their responsibilities. We cannot assure you that we will be able to enter into arrangements that may be necessary in order to develop and commercialize our products, or that we will realize any of the contemplated benefits from these arrangements. Furthermore, we cannot assure you that any revenues or profits will be derived from our collaborative and other arrangements.

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

We currently assemble, test and release our ACIS® device at our facility located in San Juan Capistrano, California and we provide diagnostic services from our laboratory facility in Irvine, California. We do not have alternative production plans in place or alternative facilities available at this time. If there are unforeseen shutdowns to our facility, we will be unable to satisfy customer orders on a timely basis.

Our facilities may be affected by catastrophes such as fires, earthquakes or sustained interruptions in electrical service. Earthquakes are of particular significance to us because all of our clinical laboratory facilities are located in Southern California, an earthquake-prone area. In the event our existing facilities or equipment are affected by man-made or natural disasters, we may be unable to process our customers’ samples in a timely manner and unable to operate our business in a commercially competitive manner.

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

We believe that our continued success depends to a significant extent upon the efforts and abilities of our executive officers and our scientific and technical personnel, including the following individuals:

•                  Michael Cola, our Chairman;

•                  Ronald A. Andrews, our President and Chief Executive Officer;

•                  Stephen T. D. Dixon, our Executive Vice President and Chief Financial Officer;

•                  Heather Creran, our Executive Vice President and Chief Operating Officer – Diagnostic Services;

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

The reimbursement rate for ACIS®-based services has changed significantly over the past several years and further changes may result in an adverse effect on our revenues and results of operations.

The majority of the sales of our products in the US and other markets will depend, in large part, on the availability of adequate reimbursement to users of these products from government insurance plans, including Medicare and Medicaid in the US, managed care organizations, private insurance plans and other third-party payors. The continued success of the ACIS® depends upon its ability to replace or augment existing procedures that are covered and otherwise eligible for payments and covered by the medical insurance industry.

The impact of the past years’ reimbursement changes to us was a reduction in our average revenue per system placement due to lower pricing that we began to offer to our customers in response to their reduced reimbursement rates.  The net reduction of reimbursement for ACIS®-based procedures over the past several years has reduced revenue for current ACIS® customers, may result in sales allowances or cancellations of contracts by current customers and may negatively impact future placements of ACIS®.

We are not able to fully assess or predict the full impact of the changes in reimbursement levels on our business at this time, nor whether Medicare will review the medical necessity and appropriateness of amounts that have been paid in prior years, although it is likely that these further reductions in reimbursement levels will impact our pricing, profitability and the demand for testing.

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

The manufacture and sale of the ACIS® and similar products entails an inherent risk of product liability arising from an inaccurate, or allegedly inaccurate, test or diagnosis. We currently maintain numerous insurance policies, including a $2,000,000 general liability policy, a $5,000,000 technology based errors and omissions policy and a $10,000,000 umbrella liability policy (which excludes technology based errors and omissions). These policies have deductible ranges from $5,000 to $25,000 and contain customary exclusions (including certain exclusions for medical malpractice and asbestos). Although we have not experienced any material losses to date, we cannot assure you that we will be able to maintain or acquire adequate product liability insurance in the future. Any product liability claim against us could have a material adverse effect on our reputation and operating results, cash flows and financial condition.

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

In February 2004, we filed suit against Applied Imaging Corporation alleging that Applied Imaging’s ARIOL SL-50 system infringes certain of our patents. Although we may initiate other litigation to attempt to stop the infringement of our patent claims or to attempt to force an unauthorized user of our trade secrets to compensate us for the infringement or unauthorized use, patent and trade secret litigation is complex and often difficult and expensive, and would consume the time of our management and other significant resources. If the outcome of litigation is adverse to us, third parties may be able to use our technologies without payments to us. Moreover, some of our competitors may be better able to sustain the costs of litigation because they have substantially greater resources. Because of these factors relating to litigation, we may be unable to prevent misappropriation of our patent and other proprietary rights effectively.

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

In our lawsuit against Applied Imaging, Applied Imaging has filed a response and a countersuit in the U.S. District Court for the Southern District of California asserting that ChromaVision infringed upon its U.S. Patent No. 6,633,662 entitled, “Identification of Objects of Interest Using Multiple Illumination Schemes and Finding Overlay of Features In Corresponding Multiple Images.” Applied Imaging Corporation is seeking an injunction against ChromaVision’s continued manufacture, sale and use of the alleged infringing Automated Cellular Imaging System (ACIS®) in the U.S. and enhanced economic damages for ChromaVision’s alleged willful infringement. In addition to the patent infringement claim, Applied Image asserts ChromaVision intentionally interfered with Applied Imaging’s business relationships, misappropriation of valuable trade secrets, and unfair business practices and competition. Relief sought in this counter suit is estimated to exceed $20.0 million. ChromaVision believes that these allegations are without merit and intends to fully and vigorously defend and contest each of the allegations made by Applied Imaging Corporation.  Currently, both parties are in discussion to determine whether a mutually agreed settlement can be reached.

Risks Related to Regulation of Our Industry

FDA regulations and those of other regulatory agencies can cause significant uncertainty, delay and expense in introducing new applications for the ACIS® and present a continuing risk to our ability to offer applications.

As a medical device, our ACIS® product is subject to extensive and frequently changing federal, state and local governmental regulation in the U.S. and in other countries. The U.S. Food and Drug Administration (FDA) as well as various other federal and state statutes and regulations, govern the development, testing, manufacture, labeling, storage, record keeping, distribution, sale, marketing, advertising and promotion and importing and exporting of medical devices. Failure to comply with applicable governmental requirements can result in fines, recall or seizure of products, total or partial suspension of production, withdrawal of existing product approvals or clearances, refusal to approve or clear new applications or notices and criminal prosecution. In addition, changes in existing laws or regulations, or new laws or regulations, may delay or prevent us from marketing our products or cause us to reduce our pricing.

If we are not able to obtain all of the regulatory approvals and clearances required to commercialize our products, our business would be significantly harmed.

Regulatory clearance or approval of applications for the ACIS® or other products we may develop, including the related software, may be denied or may include significant limitations on the indicated uses for which it may be marketed. The FDA actively enforces the prohibition on marketing products that have not been approved or cleared and also imposes and enforces strict regulations regarding the validation and quality of manufacturing, which are enforced through periodic inspection of manufacturing facilities. Foreign countries have comparable regulations.

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

Neither the FDA nor any other governmental agency currently fully regulates the new in-house diagnostic laboratory services that we may develop and market to physicians, laboratory professionals and other medical practitioners. These tests are commonly referred to as “home brews.”  FDA maintains that it has the authority to regulate “home brews” under the Federal Food, Drug, and Cosmetic Act as medical devices, however, as a matter of enforcement discretion, has decided not to exercise its authority.  FDA is currently assessing the feasibility of applying additional regulatory controls over in-house diagnostic laboratory testing. We cannot predict the extent of future FDA regulation and there can be no assurance that the FDA will not require in-house diagnostic laboratory testing to receive premarketing clearance, or premarket approval prior to marketing. Additional FDA regulatory controls over our in-house diagnostic laboratory services could add substantial additional costs to our operations, and may delay or prevent our ability to commercially distribute our products in the U.S.

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

Risks Related to Our Common Stock

We have never paid cash dividends on our common stock and do not anticipate paying dividends on our common stock, which may cause investors to rely on capital appreciation for a return on their investment.

We currently intend to retain future earnings for use in our business and do not anticipate paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends will also depend on our financial condition, results of operations, capital requirements and other factors and will be at the discretion of our board of directors.  Accordingly, investors will have to rely on capital appreciation, if any, to earn a return on their investment in our common stock.

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

• stock market price and volume fluctuations, which have particularly affected the market prices for medical products and high technology companies and which have often been unrelated to the operating performance of such companies; and

• general economic, political and market conditions.

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

Safeguard Scientifics, Inc. beneficially owns a majority of the outstanding shares of our common stock.  Safeguard Scientifics, Inc. currently beneficially owns 56.5% of our common stock.  As a result, Safeguard Scientifics, Inc. will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets.  In addition, Safeguard Scientifics, Inc. will have the ability to elect all of our directors and they could, as a result, dictate the management of our business and affairs. The interests of this stockholder may differ from other stockholders’ interests. In addition, this concentration of ownership may delay, prevent, or deter a change in control and could deprive other stockholders of an opportunity to receive a premium for their common stock as part of a sale of our business. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

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

Our shares of common stock currently trade on the NASDAQ SmallCap Market which results in a number of legal and other consequences that may negatively affect our business and the liquidity and price of our common stock.

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

Item 2. Properties

Our headquarters is located in San Juan Capistrano, California, in approximately 21,000 square feet of leased space at an annual rent of approximately $202,000.  This facility accommodates our executive office, development and manufacturing facilities.  In addition, we have a leased a laboratory facility in Irvine, California to accommodate our diagnostic services business at an annual rent of approximately $360,000.  The lease for the corporate headquarters and manufacturing facility expired in February 2005 and we exercised our option to extend the lease six months through the end of August 2005.  The lease for the diagnostic services facility was entered into in May 2004 for a term of one year and has also been extended through the end of August 2005.  We are currently exploring leasing options which include a new location to consolidate both existing facilities.

Item 3. Legal Proceedings

In February 2004, we filed suit against Applied Imaging Corporation. The lawsuit, filed in the U.S. District Court for the Southern District of California, asserts the Applied Imaging’s ARIOL SL-50 system infringes upon three ChromaVision patents.  We have asked the court for damages and an injunction barring Applied Imaging from making, using, importing, selling, or offering for sale any device that infringes ChromaVision patented technology.  In our complaint, we have asserted Applied Imaging’s product infringes upon three ChromaVision patents relating to image analysis and automated microscopy.  Those three patents are:  U.S. Patent No. B1 6,215,892, entitled “Method and Apparatus for Automated Image Analysis of Biological Specimens;” U.S. Patent No. B1 6,404,916, entitled “Method and Apparatus for Applying Color Thresholds in Light Microscopy;” and U.S. Patent No. B1 6,418,236, entitled “Histological Reconstruction and Automated Image Analysis.”

In April 2004, we amended our original claim against Applied Imaging Corporation to include infringement upon another ChromaVision patent as well as counts of copyright infringement, trade dress infringement, federal unfair competition/false designation of origin, common law unfair competition, and California unfair competition.  The patent in question is U.S. Patent No. B1 6,718,053 entitled “Method and Apparatus for Automated Image Analysis of Biological Specimens.”

Applied Imaging Corporation filed a response and a countersuit in the U.S. District Court for the Southern District of California asserting that ChromaVision infringed upon its U.S. Patent No. 6,633,662 entitled, “Identification of Objects of Interest Using Multiple Illumination Schemes and Finding Overlay of Features In Corresponding Multiple Images.”  Applied Imaging Corporation is seeking an injunction against ChromaVision’s continued manufacture, sale and use of the alleged infringing Automated Cellular Imaging System (ACIS®) in the U.S. and enhanced economic damages for ChromaVision’s alleged willful infringement. In addition to the patent infringement claim, Applied Image asserts ChromaVision intentionally interfered with Applied Image’s business relationships, misappropriation of valuable trade secrets, and unfair business practices and competition.  Relief sought in this countersuit is estimated to exceed $20 million.  We believe that these allegations are without merit and intend to fully and vigorously defend and contest each of the allegations made by Applied Imaging Corporation.  At this time, we are not able to determine the magnitude of any recovery to which we may be entitled with respect to our claims or the potential exposure, if any, that we may have with respect to Applied Imaging’s counterclaims.  Currently, both parties are in discussions to determine whether a mutually agreed settlement can be reached.  There can be no assurance that a settlement will be reached on terms mutually agreeable.

We are not otherwise a party to any other legal proceedings, the adverse outcome of which, individually or in the aggregate, management believes would have a material adverse effect on our business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to us by a vote of the security holders during the fourth quarter ended December 31, 2004.

Item 4a.  Executive Officers of the Registrant

The following persons were executive officers of the Company at March 1, 2005:

Name	Age	Position with the Company
Ronald A. Andrews	45	President and Chief Executive Officer
Stephen T. D. Dixon	45	Executive Vice President and Chief Financial Officer
Kenneth D. Bauer, Ph.D.	53	Vice President and Chief Science Officer
Heather Creran	37	Executive Vice President and Chief Operating Officer of Diagnostic Services
Kenneth Bloom, M.D.	49	Chief Medical Director (ChromaVision Pathology Laboratory Associates, Inc.)
Jose de la Torre-Bueno, Ph.D.	55	Vice President and Chief Technology Officer
Karen Garza	47	Vice President Marketing and Strategic Initiatives
David J. Daly	43	Vice President, Sales

Ronald A. Andrews, 45, President and Chief Executive Officer since July 2004.  Mr. Andrews was Senior Vice President Global Marketing and Commercial Business Development at Pleasanton, CA-based Roche Molecular Diagnostics from 2002 to 2004. In that role, he developed and led the strategic execution for all diagnostic commercial operations. This included the oversight of five Business Sector Vice Presidents responsible for all aspects of global marketing and business development in the areas of blood screening, virology, women’s health, microbiology and automation/emerging diagnostics.  Mr. Andrews was also responsible for executive direction of all marketing functions, directed the development of the ten year Strategic Plan for the organization, and completed the reorganization of commercial operations during that period.  From 2000 to 2002, Mr. Andrews held two senior executive positions with Indianapolis-based Roche Diagnostics Corporation. As Vice President, U.S. Commercial Operations, Molecular Diagnostics, he directed sales, marketing, technical field support, and product development activities and was responsible for U.S. commercial strategy development for the clinical laboratory market. Prior to that, as Vice President, Marketing, U.S. Commercial Operations, he was responsible for planning and directing all aspects of the Roche U.S. Laboratory Systems Commercial Operations Marketing which included the clinical chemistry, immunochemistry, hematology, near patient testing and molecular markets.  From 1995 to 2000, Mr. Andrews was Vice President of Atlanta Based Immucor, Inc. where he helped lead the transition of that company from a reagent manufacturer to an instrument systems company. Prior to Immucor, he spent almost ten years in management positions of increasing responsibility at Chicago-based Abbott Diagnostics, culminating in the position of Senior Marketing Manager, Business Unit Operations.  Mr. Andrews earned a Bachelor’s degree in Biology and Chemistry from Spartanburg, SC-based Wofford College in 1981 and has participated extensively in the executive development programs at both Roche and Abbott Labs.

Stephen T. D. Dixon, 45, Executive Vice President and Chief Financial Officer since December 2002, Mr. Dixon brings over two decades of executive level experience in financial management, corporate finance and strategic business plan development and implementation to ChromaVision. From November 2000 to November 2002, Mr. Dixon served as Senior Vice President and Chief Financial Officer with The Scully Companies, a privately held provider of regional transportation services located in Fontana, California.  Mr. Dixon also spent two years in various senior management positions, most recently Vice President and Chief Financial Officer, U.S. and Canada for the largest division of Bax Global, Inc., a $2 billion provider of global transportation and supply chain services located in Irvine, California.  Prior to his corporate management positions, Mr. Dixon began his career with Coopers & Lybrand, Certified Public Accountants in Philadelphia, PA. He is a Certified Public Accountant, licensed in the State of Pennsylvania, and a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.  Mr. Dixon graduated with honors receiving a Master’s Degree in Business Administration from the Wharton Graduate School of the University of Pennsylvania and graduated cum laude with a Bachelor’s Degree in Accounting and Economics from Bucknell University.

Kenneth D. Bauer, Ph.D., 53, has been Vice President and Chief Science Officer since August 1997.  From 1992 to 1997, Dr. Bauer was Senior Scientist in the Immunology Division and head of Cytometry for Genentech, Inc. a publicly traded biotechnology company. Prior to Genentech, Dr. Bauer held academic positions at Northwestern University (Associate Professor of Pathology) and the University of Rochester, in New York (Assistant Professor of Oncology).  Dr. Bauer has authored over 90 peer-reviewed scientific publications, edited two books, and was Associate Editor of Cytometry (Journal of the Society of Analytical Cytology) for ten years.  Dr. Bauer has been a member of the scientific advisory boards for several public companies and served on scientific review sections for the National Institutes of Health, Department of Energy, and National Aeronautics and Space Administration. He is currently a Clinical Professor of Pathology at the Keck School of Medicine, University of Southern California, an Adjunct Professor of Pathology and Laboratory Medicine at the University of Pennsylvania School of Medicine and a subcommittee member of the National Committee for Clinical Laboratory Standards. Dr. Bauer received a Bachelor of Arts degree in Zoology from the University of California at Los Angeles and a Doctorate of Philosophy in Anatomy and Radiology from the University of Utah.

Heather Creran, 37, has been Executive Vice President and Chief Operating Officer of Diagnostic Services since January 2004. Prior to joining ChromaVision, she worked for IMPATH Inc. for 14 years. IMPATH specialized in cancer pathology using sophisticated technologies to provide patient-specific cancer diagnostic and prognostic information.   Having joined IMPATH at its inception, she served in various positions and for the last five years held the position of Vice President of Operations with responsibility for the operations at IMPATH’s three laboratory locations in New York, Los Angeles and Phoenix.   Ms. Creran holds a Bachelor’s Degree in Economics and Political Science from Duke University.

Kenneth Bloom, M.D., 49, has been Chief Medical Director since August 2004.   Prior to joining ChromaVision, he served as Senior Medical Director of US LABS, Irvine, California from 2001 to 2004.  Prior to this position, he served in positions of increasing responsibility with Rush Presbyterian Hospital, most recently as Associate Professor and Director of Laboratory Operations.  He is a board certified Anatomical Pathologist with over two decades of experience serving as senior academic, consultative, and director/clinical roles at leading hospitals and healthcare enterprises principally in the specialty of cancer care.   His medical degree is from Rush Medical College in Chicago and he completed his residency in pathology at Rush Presbyterian – St Luke’s Medical Center.  Academic posts held include Assistant Professor of Pathology, Associate Professor of Pathology at Chicago based Rush Medical College and Clinical Professor of Pathology at the University of Southern California Keck School of Medicine.  He has also served as a visiting Professor in the Department of Computer Science at DePaul University.  Over the past 15 years, Dr. Bloom has held more than 10 appointed positions at Rush Presbyterian – St. Luke’s Medical Center, one of the leading cancer research hospitals in the U.S.  These positions included Director of Laboratory Operations, Director of Immunohistochemistry, and Director of Breast Service in the Department of Pathology, Consultant to the Rush Breast Cancer Center, and Director of Information Services for the Rush Cancer Center.  Dr. Bloom is active in several national and international societies including the American College of Pathologists where he currently serves as a member of the Diagnostic Immunology Resource Committee. He is a well known expert in his work with IHC and FISH testing related to Her-2/neu and was instrumental working with College of American Pathologists in constructing guidelines for utilization of image analysis for Her-2.  In addition to the roles mentioned above, he has served the industry off and on for the past 20 years in both advisory and operational roles.  Those appointments include Board of Director seats, consulting roles and executive posts including executive level positions at both diagnostics technology and information technology firms including Genentech, Astra-Zeneca, Rubicor, Xoft, Ethicon Endo-surgery and Apple Computer.  In addition, he is a well known author and lecturer with emphasis in breast cancer pathology, immunohistochemistry, and data base software.

Jose de la Torre-Bueno, Ph.D., 55, has been Chief Technology Officer since April 2001 and has been Vice President since February 1999. Dr. Torre-Bueno was also Senior Applications Engineer for the Company from July 1998 to February 1999.  Prior to joining ChromaVision, Dr. Torre-Bueno was engaged as a consultant to Tower Technologies in Encinitas, California.  In 1982, he founded American Innovision; an image analysis company that configured complete application systems and designed and built software and hardware.  He served as President and Vice President of Research and Development for American Innovision, a company in which he had a substantial ownership interest, until its sale to Oncor Instrument Systems in 1992.  He remained with Oncor for three years after the sale as Senior Scientist and Research and Development Manager. Dr. Torre-Bueno has been an inventor on four issued patents and eight pending patents all assigned to ChromaVision.  Dr. Torre-Bueno is currently an Adjunct Professor in the Department of Mathematical Sciences at San Diego State University and a Clinical Professor of Pathology at the Keck School of Medicine, University of Southern California. Dr. Torre-Bueno earned a Bachelor of Science degree in Biology and Psychology from the State University of New York at Stony Brook and a Doctorate of Philosophy in Physiology, Behavior and Genetics from Rockefeller University.

Karen K. Garza, 47, is Vice President of Marketing and Strategic Initiatives, having joined ChromaVision as Vice President of National Accounts and Strategic Initiatives in May 2003. Garza has more than 20 years experience in healthcare sales and marketing, most recently with Valley Forge, PA-based AmerisourceBergen (formerly Anaheim, CA-based Bergen Brunswig Drug Company). In her two years at AmerisourceBergen, she held the titles of Vice President, Corporate Sales and Vice President, Strategic Accounts. In these roles, she was responsible for managing relationships with acute-care based national organizations, representing more than $4 billion in revenues. Prior to AmerisourceBergen, Garza held senior marketing positions at Louisville, CO-based RxMarketplace, Inc., where she was Vice President, Sales and Marketing for the internet-based pharmacy solutions company. Prior to that, Garza was with San Francisco-based McKessonHBOC, Inc., where she served for five years as both Vice President, West, Corporate Solutions Group and Corporate Vice President, Integrated Healthcare Systems.  Garza also spent nine years in increasingly responsible marketing management roles at Deerfield, IL-based Baxter Healthcare Corporation, culminating in the position of Director, Corporate Sales and Marketing where she was responsible for marketing resources and services to the executive suite of major healthcare institutions. Garza graduated with a Bachelor of Science, Medical Technology degree, from the College of Pharmacy & Allied Health Professions at Wayne State University, Detroit, MI.

David J. Daly, 43, Vice President of Sales, recently joined ChromaVision at the end of February 2005.  Prior to joining ChromaVision, Mr. Daly served as Area Marketing Manager for Roche Diagnostics, where he was responsible for the establishment of Molecular Centers of Excellence throughout the western region.  Prior to Roche, Mr. Daly spent ten years in marketing positions of increasing responsibility at Abbott Laboratories, culminating in the position of Director of U.S. Sales, Animal Health division, where he was responsible for a $50 million annual sales plan and managed a 35 member sales organization.  Mr. Daly earned a Master’s Degree in Economics from the University of California, Santa Barbara and graduated cum laude with a Bachelor’s Degree in Economics from the University of California, Irvine.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock trades on the NASDAQ Small Cap Market under the symbol “CVSN”.  Effective March 15, 2005, we will begin trading under the Clarient, Inc. name and our symbol will change to “CLRT”.  The table below sets forth the high and low sales prices of the common stock:

	High	Low
2004
First Quarter	$3.41	$2.15
Second Quarter	2.40	1.26
Third Quarter	1.99	0.88
Fourth Quarter	2.26	0.79

2003
First Quarter	$1.71	$0.90
Second Quarter	1.75	0.70
Third Quarter	1.95	0.86
Fourth Quarter	4.40	0.88

As of March 9, 2005 we had outstanding 51,634,268 shares of common stock held by approximately 10,000 stockholders including beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.  Our shares of common stock are listed on the Nasdaq SmallCap Market.

We have not paid cash dividends and do not anticipate paying cash dividends in the foreseeable future. The declaration and payment of dividends is restricted in accordance with covenants related to our $3.0 million revolving credit agreement acquired in

February 2003 and renewed in January 2005.  The restriction on dividends will remain during the term of the revolving credit agreement. We expect to utilize any future earnings to finance our operations. The actual amount of any dividends that may be paid in the future will be subject to the discretion of the Board of Directors of the Company and will depend on our operations, financial and business requirements and other factors.

    Item 6. Selected Financial Data

The following table presents selected financial data for the last five years of the operation of our business. The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

	Years Ended December 31,
	2004	2003	2002	2001	2000
Consolidated Statement of Operations Data:

Revenue	$9,769	$11,928	$9,256	$4,886	$1,196
Selling, general and administrative expenses, including diagnostic services administration for 2004	17,209	11,384	11,119	10,951	9,454
Research and development expenses	4,612	4,754	4,782	5,939	6,115
Net loss(1)	(19,600)	(7,866)	(9,460)	(13,641)	(14,752)
Accretion of and dividends on redeemable, convertible preferred stock(2)	—	—	(4,368)	(1,006)	—
Net loss attributable to common stock	$(19,600)	$(7,866)	$(13,828)	$(14,647)	$(14,752)
Basic and diluted net loss per common share(1)	$(0.38)	$(0.21)	$(0.54)	$(0.73)	$(0.75)

	As of December 31,
	2004	2003	2002	2001	2000
Consolidated Balance Sheet Data:

Cash and cash equivalents	$10,045	$1,699	$2,810	$7,401	$9,798
Total assets	20,157	11,051	10,853	15,065	14,902
Total liabilities(3)	8,269	5,032	2,693	12,508	1,690
Accumulated deficit	(105,483)	(85,883)	(78,017)	(64,189)	(49,542)
Total stockholders’ equity	11,888	6,019	8,160	2,557	13,211

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

 The following management’s discussion and analysis of financial condition and results of operations contains forward-looking statements within the meaning of the private securities litigation reform act of 1995.  Such forward-looking statements involve risks and uncertainties, including those set forth in item 1 of this report under the caption “risks relating to our business,” and other reports we file with the Securities and Exchange Commission (SEC).  Our actual results could differ materially from those anticipated in these forward-looking statements.

Overview

We are an advanced diagnostics technology and services company focused on improving the quality of patient care while reducing medical costs and speeding the discovery of new drugs to treat cancer.  Our proprietary Automated Cellular Imaging System (ACIS®) is a versatile automated microscope system that greatly improves the accuracy and reproducibility of cell imaging through its unique, patented technology.  We also provide comprehensive laboratory services ranging from in-house pathology testing using the ACIS® to other cutting-edge diagnostic technologies that assist physicians in managing cancer.  In addition, we develop ACIS®-based tools for academic and biopharmaceutical company researchers, allowing them to perform cellular-level analyses much faster and with improved accuracy.  A number of the top clinical laboratories, hospitals, university medical centers and biopharmaceutical companies in the U.S. and Europe have adopted our technology.

The decision to provide in-house laboratory services was made in 2004 to give us an opportunity to capture a significant service-related revenue stream over the much broader and expanding cancer diagnostic testing marketplace while also optimizing the level of service and accuracy provided to remote pathology customers.  Our business has historically been focused on the market for breast cancer testing.  While this market is not insignificant, based on our market research we believe that the broader advanced cancer diagnostics market is approximately $1.5 billion.  Our research indicates that this market will approach $2.5 billion by the end of this decade as a result of the substantial growth that is anticipated for both the incidence of cancer and for the development of new cancer therapies that will require a sophisticated diagnostic test.  We believe that we are positioned to participate in this growth because of our proprietary analysis capabilities, depth of experience of the staff in our diagnostic laboratory, relationships with the pharmaceutical companies, and demonstrated ability to develop unique assays to support these new diagnostic tests.

The initial objective of our service strategy has been to support the expansion of the Access program for community pathologists, a rapidly growing customer segment.  The focus of the development of the ACIS® technology platform has been to assist our customers in their diagnosis and treatment of cancer.  We are now exploring numerous ways to leverage our relationship with our customers to better serve their needs and expand revenue opportunities in doing so.  A logical extension of the Access technical services has been the recent introduction of other esoteric tests and related professional diagnosis that support the oncology services marketplace.  In order to perform these expanded services, we underwent a rigorous California state inspection process and obtained a California laboratory license in November 2004.  We are now able to provide a broad spectrum of other laboratory services, which include flow cytometry, molecular diagnostics including PCR (polymerase chain reaction), analysis of tumors of unknown origin, expanded services for immunohistochemistry and cytogenetics.  In 2004, we launched our Access technical services and the broad complement of additional cancer diagnostic tests in our dedicated laboratory facility in Irvine, California.

We have placed an increasing level of importance relative to prior years on the sale of the ACIS® system to research accounts, which include biopharmaceutical companies, biotechnology companies, and academic medical centers.  We believe that there are more than 1,000 such organizations in the U.S. that are good candidates for the ACIS®.  This is a customer group that will be increasingly important for us in the coming years because of the large size of this market and the collaborative development opportunities that these customers provide for the development of new diagnostic tests using ACIS®.  Important criteria for these customers include the flexibility and ease of use of the system, the accuracy of the system as a measurement tool in the performance of clinical trials and research studies, and the inclusion of certain key features necessary to researchers such as fluorescence or tissue micro array capabilities.  By “seeding” the market with ACIS® devices to these customers and working with them on their development activities, we believe that we can help to foster the next generation of applications for ACIS®.

A very important driver of our success in the future will also be our ability to develop new diagnostic tests on the ACIS®, duplicating the success and market penetration that has been achieved within the breast cancer markets, where our market research indicates that as many as 30% of all breast cancer cases in the U.S. are tested using ACIS®. Working in collaboration with many of the top-tier pharmaceutical companies, we are developing diagnostic tests and related assays that will target new cancer therapies to those patients most likely to benefit from their use.  We believe the increasing shift towards an aging U.S. population, a group in which cancer incidence is greatest, the large pipeline of targeted cancer therapies in various stages of clinical study, and the increasingly high cost of these drugs will result in a large and ripe market for proven diagnostic tests.  Our future success will rest on our ability to develop and introduce these tests using our proprietary imaging technology and to expand our installed base of clinical system placements in the marketplace.

An important component of our strategy is to continue to build and, when necessary, defend our intellectual property position.  Currently, we have 27 issued or allowed patents that were approved over known prior art.  Seven key U.S. patents cover the major features necessary to develop a competitive image analysis system and cover important system features such as autoloading, whole tissue imaging, multiple magnifications, and thresholds in hue, intensity and saturation.  Asserting our intellectual property rights could be critical to supporting our strategy and in advancing our leadership position. Our research and development efforts have been further validated in the area of automated immunohistochemistry for which we have obtained five FDA 510(k) clearances over the past several years.  These clearances help to validate the efficacy of our technology and to broaden the acceptance of our image analysis.  It will be important for us to obtain FDA clearances for our portfolio of new diagnostic tests developed in our bioanalytical Services development efforts.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods presented. Therefore, on an ongoing basis, we evaluate our estimates, including those provisions for bad debts and reserves.

For estimated bad debts, we review on an individual account basis the age of the receivable, all circumstances surrounding the transaction that gave rise to the receivable and whether the customer continues to have the financial resources to pay the receivable as of the balance sheet date and prior to the issuance of the financial statements for the related period.  This process is followed for both our instrument and laboratory accounts although, because we have out-sourced the direct billing and collection of laboratory related receivables, we work closely with our outsourced billing partner to review the details of each laboratory related account.  For ACIS® in progress assets, the respective reserve is based upon the expected future use of the ACIS® components and whether there are any lower of cost or market considerations.  For other obligations, where judgment is required, we review the circumstances surrounding the obligation and evaluate the facts and circumstances to determine an appropriate level of accrual for each obligation.

We review our long-lived assets, such as fixed assets and intangibles, for impairment whenever events or changes indicate the carrying value may not be recoverable or that the useful lives are no longer appropriate.  If we determine that the carrying value of the long-lived assets may not be recoverable, the asset is then written down to its estimated fair value based on a discounted cash flow basis.  Included in long-lived assets is our ACIS, which is recorded in property and equipment.

Revenue for Diagnostic Services is recognized at the time of completion of services at amounts equal to those amounts expected for collection from third parties including Medicare, insurance companies and, to a small degree, private patients.  These expected amounts are based both on Medicare allowable rates and our collection experience with other third party payors.  Because of the requirements and nuances of billing for laboratory services, we may invoice these parties amounts that are greater than those allowable for payment, however, as noted, it is only the expected payment from these parties that is recorded as revenue.

Revenue for “fee-per-use” basis is obtained through the billing information via modem, which accesses the ACIS® database. Revenue is recognized based on the greater of actual usage fees or the minimum monthly rental fee.  Under this pricing model, we own most of the ACIS® instruments that are engaged in service and, accordingly, all related depreciation and maintenance and service costs are expensed as incurred. For those instruments that are sold, we recognize and defer revenue using the residual method pursuant to the requirements of Statement of Position No. 97-2, “Software Revenue Recognition” (SOP 97-2), as amended by Statement of Position No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Arrangements.” At the outset of the arrangement with the customer, we defer revenue for the fair value of its undelivered elements (e.g., maintenance) and recognize revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (e.g., software license) when the basic criteria in SOP 97-2 have been met. Maintenance revenue is recognized ratably over the term of the maintenance contract, typically twelve months. Revenue on system sales is recognized upon acceptance by the customer, often subsequent to a testing and evaluation period.

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

Revenue

Diagnostic Services.  Revenue for the year ended December 31, 2004 was $2.2 million.  There is no comparable figure for the prior year as we commenced providing these services in the second quarter of 2004.  In generating this revenue, we performed over 20,000 tests which resulted in an average revenue per test of $111 for 2004.  The majority of tests performed in our laboratory were related to breast cancer testing and substantially one primary CPT code.  For 2005, Medicare reimbursement for this code will likely increase by approximately 20%, which is expected to improve revenue from breast cancer tests.  However, because we will be introducing many new tests in our laboratory facility, the reimbursement rates for which will vary greatly depending on the complexity of the tests performed, the average revenue per test in 2005 could differ.  Because we will have twelve full months of operations in 2005 and because we are now able to offer a more comprehensive suite of advanced cancer diagnostic tests, we anticipate that diagnostic revenues will increase substantially in 2005.

Instrument Systems and Other. Revenue for this segment, which includes fee-per-use and system sale revenue, for the year ended December 31, 2004 decreased approximately $4.4 million or 37% over the comparable period in 2003.  This was due primarily to a decline in fee-per-use revenue of $5.3 million from $10.9 million in 2003 to $5.6 million in 2004.  This decline was caused by a reduction in the aggregate number of ACIS® placements and a significant decline in the average monthly revenue for ACIS® placements and remote viewing stations.  The overall reduction in instrument systems revenue was offset in part by an increase in revenue from the sale of systems, which increased $0.8 million from $1.0 million in 2003 to $1.8 million in 2004, and revenue generated by our bioanalytical services of $0.1 million.

The number of systems in the field generating fee-per-use charges decreased from 261 at December 31, 2003 to 240 at the end of 2004. The average monthly revenue for ACIS® placements and Access remote viewing stations was approximately $2,850 and $300 in 2004, respectively, as compared to $4,420 and $2,250 for the comparable period in 2003. The decline in the average monthly revenue is primarily due to pricing concessions offered to our customers in response to lower reimbursement levels from 2003 to 2004.  These lower reimbursement levels also had an impact on lowering the number of revenue generating systems throughout 2004 due to system returns from customers.

The reduction in Medicare reimbursement and pricing was most significant for those customers that utilized the Access remote viewing stations because their revenues are derived from the professional component of reimbursement declined from approximately $150 per test in 2003 to $55 per test in 2004.  As a result of this significant decline in the professional component of reimbursement and in response to competitive pressures, we decided to lower our fees charged to our Access customers to a $200 annual license fee for use of the Access software.  Because all Access customers are also customers of our diagnostic services operation, we are now also able to generate revenue in our diagnostic services business from these customers.  We are now transitioning most of these customers to a Web based Access program that will not require the approximate $4,000 investment that has been made historically for the remote viewing stations that these customers require.  This will eliminate our cost of new Access hardware while providing a differentiating technology for these customers that still utilizes the image analysis capabilities contained within our FDA approved technology.

Reimbursement rates for image analysis testing have increased in 2005 compared to 2004.  We do not believe, however, that fee-per-use revenue per ACIS® customer will change significantly or that the count of system placements will increase substantially.

System sale revenue for the year ended December 31, 2004 increased due to an increase in the number of units sold.  Twelve systems were sold during 2004 as compared to six for the comparable period in 2003. System sales contributed 19% of total revenue for 2004 as compared to 8% for the comparable period in 2003.  Revenue from system sales can fluctuate significantly principally due to the infrequent and limited number of system sales.  We intend to increase our emphasis on selling ACIS® systems to research accounts and anticipate that system sale revenue will increase in the future because of this increased emphasis as well as a result of our recent expansion of a dedicated sales force to these efforts and our continued development of ACIS® system features that are more attractive to this customer segment.

Cost of Revenue

Diagnostic Services. Cost of revenue for the year ended December 31, 2004 was $3.8 million. There is no comparable figure for the prior year as these services commenced in the second quarter of 2004.  These costs were very high compared to Diagnostic Services revenue because of the substantial costs that were incurred to start up our Diagnostic Services operations. These costs include the laboratory personnel, equipment, laboratory supplies and other direct costs such as shipping that were required to support the launch and service of this operation.  Gross margin for diagnostic services was a loss of $1.6 million in 2004 and was negative primarily as a result of the costs incurred to launch our laboratory operation and the relatively fixed nature of the diagnostic services’ cost structure.  We believe that as the diagnostic services operation increases in size throughout 2005, margins for this business will increase to target levels of approximately 40%. However, depending on the pace of the revenue increase for these services it may take anywhere from two to four quarters or longer for us to begin realizing margins of this magnitude.

Instrument Systems and Other. Cost of revenue was $3.6 million in 2004.  This amount is less than a 1% increase over cost of revenue in 2003.  The cost of revenue primarily consists of cost for manufacturing the ACIS® and remote Access viewing stations, which includes the cost for direct material, labor costs, and manufacturing overhead, and direct customer support costs. For fee-per-use revenue, the cost of the ACIS® is depreciated over a three-year time period and for a system sale the entire cost of the ACIS® system is recognized at the time of sale. As noted above, we are transitioning Access customers to a Web based Access program.  As a result, during the fourth quarter of 2004, we made the decision to fully depreciate all of our Access remote viewing stations because these will no longer be required to facilitate the Web based program.  The charge related to this decision was $200,000.  Gross margins for Instrument Systems were 51% in 2004 as compared to 70% in 2003.  The reduction was due primarily to lower average revenue per ACIS® system from fee-per-use systems.  We expect that margins in 2005 will be similar to those achieved in 2004.

General and Administrative

Selling, general and administrative expenses. These expenses for the year ended December 31, 2004 increased approximately $2.3 million or 20% over the comparable period in 2003. The increase included cost increases for new staffing, particularly in the sales force, non-cash compensation costs related to our 2003 restricted stock grant retention program, relocation for new personnel, legal costs primarily related to litigation, and compliance with Sarbanes Oxley Section 404 requirements.  We expect that these costs will decline in 2005 due to the one time nature of many of the cost increases in 2004 with the exception of the costs of the sales force which are expected to continue to increase.

Diagnostic services administration.  These costs totaled $3.5 million in 2004 and included the costs of senior medical staff, senior operations personnel, consultants and legal resources to facilitate implementation of this new operation.  There were no comparable costs in 2003.  In 2005, these costs are expected to continue to increase because there will be twelve full months of costs compared to approximately eight in 2004 and because of higher collection costs on an anticipated increase in revenue.  Collection costs are incurred from a third party billing and collection company that we have engaged to perform these services because of the high degree of technical complexity and knowledge required to effectively perform these operations.  These costs are incurred as a percentage of amounts collected.  In the future, we will consider directly providing these services but have no plans to do so in 2005.

Research and development expenses. These expenses for the year ended December 31, 2004 decreased by approximately $100,000, or 3%, from the comparable period in 2003. The decrease is due to a reduction in personnel cost that resulted from a workforce reduction to streamline costs that occurred in the third quarter of 2003.  This decline was somewhat offset by an increase in patent amortization costs due to a decision to lower the average amortization life of our patent portfolio.  We believe that sufficient resources exist currently to support the development of new features of our technology platform for the clinical and research markets and that these costs will not increase substantially in 2005 compared to 2004.  These new development activities, which are intended to produce features that could expand the volume of clinical tests supported by ACIS® and increase the attractiveness of the ACIS® as a tool for researchers, are important to increasing clinical system test volume, expanding the count of clinical system placements, and increasing research system sales.  We plan to continue some level of research and development costs to continue to improve our technology but would expect that these costs will become a lower percentage of revenue as revenue increases in the future.

Other income (expense). Other expense for the year ended December 31, 2004 of $100,000 was $50,000 higher than the comparable figure in 2003 and consisted primarily of interest expense from borrowings under our equipment financing facility and our laboratory equipment leasing facility.  This interest cost was partially offset by interest income from our average cash balance throughout 2004. The average cash balance was higher than 2003 due to our February and March private sales of common stock which raised an aggregate of approximately $24.5 million of net proceeds.

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

Instrument Systems Revenue

Fee-per-use. Revenue for the year ended December 31, 2003 increased approximately $2.1 million or 24% over the comparable period in 2002 due primarily to an increase in the aggregate number of ACIS® placements but partially offset by a decrease in average monthly revenue for ACIS® placements and remote viewing stations.  The number of systems in the field generating fee-per-use charges increased from 217 at December 31, 2002 to 261. The average monthly revenue for ACIS® placements and remote viewing stations was approximately $4,420 and $2,250, respectively, as compared to $5,350 and $2,475 in 2002.  We had focused on placing the ACIS® under a lease arrangement in which the customer is charged based on the number of tests performed, subject to a minimum monthly payment.  The decline in the average monthly revenue is primarily due to pricing concessions offered to our customers in response to lower reimbursement levels and a decline in the monthly minimum revenue amount for certain customers.   Also impacting fee-per-use revenue was an increase in the reserve for sales allowances.  The charge taken against revenue in 2003 for sales allowances increased by $554,000 over the comparable period in 2002 due, in part, to the reduction in the reimbursement paid by Medicare to our customers.

System sales.  Revenue for the year ended December 31, 2003 was $1.0 million, an increase of approximately $0.6 million or 133% over the comparable period in 2002 of $0.4 million due primarily to an increase in the number of units sold.  Six systems were sold during 2003 as compared to four in 2002. System sales contributed 8% of total revenue for 2003 as compared to 5% for the comparable period in 2002.

Cost of revenue. Cost of revenue for the year ended December 31, 2003 was $3.6 million an increase of approximately $0.7 million or 24% over the comparable period in 2002 of $2.9 million due primarily to the increase in system placements. In 2003 we reclassified customer service costs to costs of sale rather than development cost, as in prior periods.  This change was made in order to better match these costs with related sales activity.  The effect of this reclassification is approximately $1.2 million and $1.1 million, for the year ended December 31, 2003 and 2002, respectively.  Cost of revenue primarily consists of cost for manufacturing the ACIS®, which includes the cost for direct material, labor costs and manufacturing overhead. For fee-per-use revenue the cost of the ACIS® is depreciated over a three-year time period and for a system sale the entire cost of the ACIS® system is recognized at the time of sale. The total gross margin, as a percentage of total revenue for the year ended December 31, 2003 was 70% as compared to 69% for the comparable period in 2002. The gross margin increase is primarily due to the decline in the material costs of our ACIS® system.

Selling, general and administrative expenses. These expenses for the year ended December 31, 2003 were $11.4 million an increase of approximately $0.3 million or 2% over the comparable period in 2002 of $11.1 million. The increase includes increased severance and recruiting costs for senior executives of $0.5 million and increased tradeshow and advertising expenditures of $0.1 million. The increase related to these charges was partially offset by decreases related to depreciation and travel of $0.2 million and $0.2 million, respectively.

Research and development expenses. These expenses for the year ended December 31, 2003 decreased by approximately $28,000 or 1%, over the comparable period in 2002. The decrease was due to the reduction in personnel costs as a result of the third quarter 2003 workforce reduction which we implemented in order to streamline costs more in line with then current revenue.

Other income (expense). Other expense for the year ended December 31, 2003 consisted of approximately $0.1 million of interest expense resulting primarily from borrowings under our equipment financing facility. The borrowings began in September 2003. No such borrowings existed in 2002.  Offsetting the increase in interest expense was approximately $30,000 of interest income as compared to $0.1 million in 2002.  The higher interest income during 2002 was primarily a result of a higher cash balance resulting from our August 2002 private sale of common stock.

Preferred stock accretion and dividends.  Our net loss attributable to Common Stock for 2002 included a charge of $4.4 million, which included a $2.7 million charge for a write-off of the unamortized discount on the outstanding shares of our Series D Preferred Stock. No such charge was incurred in 2003 due to the conversion of all of the outstanding shares of Series D Preferred Stock into Common Stock in August 2002, which eliminated charges for accretion of, and dividends on, the Series D Preferred Stock in subsequent periods. See Note 6 of the Notes to the Consolidated Financial Statements.

Liquidity and Capital Resources

At December 31, 2004, we had approximately $10.0 million of cash and cash equivalents and $3.0 million available under our revolving line of credit.  Cash used in operating activities was $13.6 million in 2004 due primarily to our net loss of $19.6 million.  Cash used in investing activities of $4.3 million consisted of capital expenditures related primarily to purchases of new equipment for the diagnostic services laboratory.  We believe that we have substantially all of the laboratory equipment that is required to support our operating activities for most of 2005 and that any significant additions to this equipment would be dependent on a substantial increase in diagnostic service activity during the latter half of the year.  Any equipment purchases for laboratory equipment are intended to be funded with our $2.3 million equipment financing lease line.  The rate of capital expenditures, as it relates to ACIS® and Access equipment purchases for 2004, was significantly lower than prior periods due to the slow pace of system placements in 2004.  This trend is expected to continue in 2005 for ACIS® devices and, as noted previously, we will no longer need to fund equipment purchases for the Access program.  Contract signings and related placements of new systems and sales of systems to the research markets are expected to increase during 2005.  In addition, because of the return of systems from certain accounts during

2004, we have an increase in the supply of returned equipment that is available for placement with new accounts in the future.  We believe that we will be able to place this supply of returned equipment with new customers over the next 12 months.

We anticipate placing ACIS® instruments with users and charging a “fee-per-use” for each time the instrument is used to perform a test or, alternatively, to sell these systems to research customers. The manufacture of these instruments is expected to require a modest outlay of cash because of the near term supply of returned equipment noted above. Revenues will be recognized over the lease term or, in the event of a system sale, upon customer acceptance of the system. We intend to fund expenditures for the lease or sale of systems with our current cash resources.  Because these resources may not be adequate to support the entirety of our business expansion needs, we intend to increase the ratio of our system sales to per use leases, and we anticipate that the majority of system placements in 2005 will be for system sales as opposed to fee-per-use leases.  The majority of these sales are expected to be to research accounts. However, we also intend to implement “modified” sale contracts with certain clinical customers that may include a combination of up front purchase cost and long term per use license fees for future test volumes.

Financing activities in 2004 included an aggregate of $26.0 million in gross proceeds from the private placements of common stock and $2.8 million of debt financing, as described in more detail below.

On February 10, 2004, we completed a private placement of 2,295,230 shares of common stock and a warrant to purchase shares of common stock to Safeguard for a purchase price of $5.0 million.  The warrant issued to Safeguard, which is exercisable until March 1, 2008, is currently exercisable to purchase 344,285 shares of common stock for an exercise price of $2.95 per share.  In connection with this private placement transaction, we entered into a registration rights agreement giving Safeguard certain rights to have the purchased shares registered under the Securities Act of 1933, as amended.

On March 25, 2004, we entered into a securities purchase agreement with a limited number of accredited investors pursuant to which we sold 10,500,000 shares of common stock, together with warrants to purchase an additional 1,575,000 shares of common stock at an exercise price of $2.75 per share, for an aggregate purchase price of $21.0 million.  The warrants issued in this transaction are exercisable for a period of four years after the date of issuance.  Safeguard acquired 3,750,000 shares of common stock and warrants to purchase 562,500 shares of common stock for an aggregate investment of $7.5 million.  Each of the purchasers was granted a preemptive right to purchase its pro rata share of 49.9% of any new equity securities that we may issue on or prior to March 31, 2005.  Safeguard had previously been granted preemptive rights, which it waived in connection with this financing, except to the extent that it purchased securities in the transaction.   In connection with the financing, we entered into a registration rights agreement giving the investors certain rights to have the purchased shares registered under the Securities Act of 1933, as amended, and a registration statement covering resales of these securities is currently in effect.

In February 2003, we entered into a $3.0 million revolving credit agreement with the Technology and Life Sciences Division of Comerica Bank-California. This one year agreement was renewed in January 2005 through January 31, 2006 and the amount of this revolving credit agreement was increased to $5.5 million in March 2005.  The borrowings under the line of credit will be used for working capital purposes and will bear interest at Comerica’s prime rate plus one-half percent. The agreement also includes an annual facility fee of $27,500, a fee of .25% on the unused balance of the line of credit, various restrictive covenants and requirements to maintain certain financial ratios. Borrowings under the line of credit are guaranteed by Safeguard in exchange for a one-time fee of $27,500 and an amount equal to 4.5% per annum of the daily-weighted average principal balance outstanding under the line of credit.  The renewed agreement now has only one financial covenant related to tangible net worth, which must be greater than $1 through June 30, 2004 and greater than ($2,000,000) thereafter.  As of December 31, 2004, $3.0 million was available under the line of credit.

In August 2003, we entered into a $3.0 million equipment financing agreement with GE Capital.  The loan principal amortizes ratably over a 33-month term. The borrowings under the equipment financing agreement were used for working capital purposes and bear interest at an annual rate of interest of 8.16%.  The agreement also provides for an incremental $2.0 million of financing availability upon reaching certain system placement objectives, various restrictive covenants, maintenance of certain financial ratios and a collateral monitoring fee of $5,000 per year.  In September 2003, the entire $3.0 million available under the financing agreement was borrowed.  As of December 31, 2004, $1.8 million of debt remains outstanding with approximately $1.1 million of the debt classified as current and $0.7 million as long-term.

Borrowings under the equipment financing agreement with GE Capital are secured by substantially all of our assets. The agreement with GE Capital incorporates some of the restrictive covenants and certain other requirements of the Comerica revolving credit agreement, including any amendments granted by Comerica with respect to the incorporated covenants.  The agreement with GE Capital also includes a provision whereby a material adverse change to our financial condition could be considered an event of default.  We believe, however, based on current operations, committed borrowings and our $10 million cash balance as of December 31, 2004, that we will remain in compliance with our debt covenants over the next twelve months.

In June 2004, the Company entered into a master lease agreement with GE Capital for capital equipment financings of laboratory services related equipment.  During 2004, the Company financed $2.6 million of capital equipment under this arrangement, which was recorded as a capital lease obligation.  Each lease financing has a term of 36 months and provides for an early purchase option by the Company after 30 months at 26.6% of the cost of the equipment.

In January 2005, GE Capital approved additional equipment lease financings of up to $2.3 million under this master lease agreement for equipment leases during 2005, subject to execution of definitive documentation for each separate equipment lease and subject to GE Capital's ongoing review of the Company's financial condition at the time of each funding request.  These additional equipment lease financings have a term of 36 months for each equipment purchase and provide for an early purchase option by the Company after 24 months for a purchase price equal to 40.5% of the cost of the equipment.  As of March 14, 2005, the Company had financed $0.4 million of capital equipment under this line, which was recorded as a capital lease obligation.

We currently lease our corporate headquarters and manufacturing facility and laboratory services facility under operating lease arrangements. The lease for the corporate headquarters and manufacturing facility expired in February 2005 and we exercised our option to extend the lease six months. The lease for the Diagnostic Services facility was entered into in May 2004 for a term of one year.  We have extended this lease until the end of August 2005.  Our purchase obligations represent commitments primarily for the purchase of materials for the manufacture of our ACIS® units.

The following table summarizes our contractual obligations and commercial commitments at December 31, 2004:

	Payment due by period
	(in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-Term Debt Obligations	$1,808	$1,115	$693	$—	$—
Capital Lease Obligations-Lab	2,608	916	1,692	—	—
Facility Obligations	376	376	—	—	—
Total	$4,792	$2,407	$2,385	$—	$—

We believe that our existing cash resources, the available $5.5 million revolving line of credit with Comerica bank and the $2.3 million of availability under our new equipment lease line with GE for financing of our lab expansion, will be sufficient to satisfy the cash needs of our existing operations during the next twelve months and will enable us to stay in compliance with our debt agreements. However, if we are not able to fully execute our business plans in 2005, such that we experience difficulty with expansion of our diagnostic services or are unable to successfully collaborate with partners for our Instrument Systems operations, these resources may not be adequate and we may be required to raise more capital.  Over the longer term, we may need to seek additional debt or equity financing to fund our ongoing operations, development activities, clinical studies and/or regulatory activities.  There can be no assurance that we will be able to obtain additional debt or equity financing when needed or on terms that are favorable to us and our stockholders.  Furthermore, if additional funds are raised through an equity or convertible debt financing, our stockholders may experience significant dilution.

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

At December 31, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

Several new accounting standards have been issued that were adopted in 2004. None of these standards had a material impact on our financial position, results of operations, or liquidity. See also Note 2 of Notes to the Consolidated Financial Statements.

Share-Based Payment

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”).  SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their consolidated financial statements.  In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements.  SFAS No. 123(R) is effective beginning as of the first interim or annual reporting period beginning after June 15, 2005. This new standard may be adopted in one of two ways – the modified prospective transition method or the modified retrospective transition method.  We are in the process of determining the impact of the requirements of SFAS No. 123(R) which could have a material impact on our consolidated financial statements.

Exchanges of Nonmonetary Assets

On December 16, 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”, (“SFAS No. 153”), an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges beginning in our third quarter of 2005.  We do not believe adoption of SFAS No. 153 will have a material effect on our consolidated financial position, results of operations or cash flows.

Inventory Costs

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, (“SFAS No. 151”), an amendment of Accounting Research Bulletin No. 43, Inventory Pricing.  SFAS No. 151 requires all companies to recognize a current-period charge for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. The statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This new standard will be effective for fiscal years beginning after June 15, 2005.  We are currently evaluating the effect that the accounting change will have on our financial position and results of operations.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk.

Historically, we have invested excess cash in short-term debt securities that are intended to be held to maturity.  These short-term investments typically have various maturity dates which do not exceed one year.  We had no short-term investments as of December 31, 2004.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ChromaVision Medical Systems, Inc.:

We have audited the accompanying consolidated balance sheets of ChromaVision Medical Systems, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004.  Our audits also include the financial statement schedule listed in the Index at Item 15.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ChromaVision Medical Systems, Inc., and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG LLP
Costa Mesa, California
March 4, 2005, except for note 8,
which is as of March 11, 2005

CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

ASSETS
	December 31,
	2004	2003

Current assets:
Cash and cash equivalents	$10,045	$1,699
Accounts receivable, less allowance for doubtful accounts of $275 and $251 in 2004 and in 2003, respectively	2,660	2,496
Other receivable	90	451
Other	438	287
Total current assets	13,233	4,933
Property and equipment, net	6,084	5,086
Patents, net of accumulated amortization of $434 and $99 in 2004 and in 2003, respectively	743	830
Other	97	202
Total assets	$20,157	$11,051

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,566	$394
Accrued severance	—	254
Accrued payroll	1,148	684
Accrued liabilities	1,138	864
Current maturities of long-term debt, including capital lease obligation	2,031	1,028
Total current liabilities	5,883	3,224

Long-term debt, including capital lease obligation	2,386	1,808
Commitments and contingencies:
Stockholders’ equity:
Series C convertible preferred stock, $0.01 par value, authorized 200,000 shares, none issued and outstanding	—	—
Common stock $0.01 par value, authorized 100,000,000 shares, issued and outstanding 51,590,448 and 38,582,604 in 2004 and in 2003, respectively	516	386
Additional paid-in capital	117,481	92,445
Accumulated deficit	(105,483)	(85,883)
Deferred compensation	(576)	(856)
Accumulated other comprehensive loss	(50)	(73)
Total stockholders’ equity	11,888	6,019
Total liabilities and stockholders’ equity	$20,157	$11,051

See accompanying notes to consolidated financial statements.

CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2004	2003	2002
Revenue:
Diagnostic services	$2,238	$—	$—
Instrument systems and other	7,531	11,928	9,256
Total revenue	9,769	11,928	9,256
Cost of revenue:
Diagnostic services	3,813	—	—
Instrument systems and other	3,627	3,597	2,891
Cost of revenue	7,440	3,597	2,891
Gross profit	2,329	8,331	6,365
Operating expenses:
Selling, general and administrative	13,710	11,384	11,119
Diagnostic service administration	3,499	—	—
Research and development	4,612	4,754	4,782
Total operating expenses	21,821	16,138	15,901
Loss from operations	(19,492)	(7,807)	(9,536)
Other income(expense)	(106)	(58)	77
Loss before income taxes	(19,598)	(7,865)	(9,459)
Income taxes	2	1	1
Net loss	$(19,600)	$(7,866)	$(9,460)
Accretion of and dividends on redeemable, convertible preferred stock	—	—	(4,368)
Net loss attributable to common stock	$(19,600)	$(7,866)	$(13,828)

Basic and diluted net loss per common share	$(0.38)	$(0.21)	$(0.54)
Weighted average number of common shares outstanding	51,590,448	37,095,175	25,625,538

See accompanying notes to consolidated financial statements.

CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Deferred		Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Compensation	Total	Loss
Balances at December 31, 2001	20,188	202	66,632	(64,189)	(88)	—	2,557
Exercise of stock options	14	—	50	—	—	—	50
Purchase of stock under ESPP	38	—	64	—	—	—	64
Redeemable preferred stock beneficial conversion	7,962	80	12,539	—	—	—	12,619
Accretion of redeemable preferred stock	—	—	—	(4,061)	—	—	(4,061)
Preferred stock dividend	228	2	588	(307)	—	—	283
Sale of common stock, net of offering costs	4,416	44	6,042	—	—	—	6,086
Comprehensive Loss:
Net loss	—	—	—	(9,460)	—	—	(9,460)	(9,460)
Foreign currency translation adjustment	—	—	—	—	22	—	22	22
Comprehensive loss	—	—	—	—	—	—	—	$(9,438)
Balances at December 31, 2002	32,846	328	85,915	(78,017)	(66)	—	8,160
Exercise of stock options	205	2	449	—	—	—	451
Sale of common stock, net of offering costs	4,646	47	4,922	—	—	—	4,969
Issuance of options to consultants			75				75
Issuance of restricted stock	885	9	1,084	—	—	(1,021)	72
Restricted stock amortization	—	—	—	—	—	165	165
Comprehensive Loss:
Net loss	—	—	—	(7,866)	—	—	(7,866)	(7,866)
Foreign currency translation adjustment	—	—	—	—	(7)	—	(7)	(7)
Comprehensive loss	—	—	—	—	—	—	—	$(7,873)
Balances at December 31, 2003	38,582	386	92,445	(85,883)	(73)	(856)	6,019
Exercise of stock options	213	2	268	—	—	—	270
Sale of common stock, net of offering costs	12,795	128	24,292	—	—	—	24,420
Issuance of options to consultants	—	—	142	—	—	—	142
Issuance of options to employees	—	—	334	—	—	(273)	61
Restricted stock amortization	—	—	—	—	—	482	482
Employee stock option amortization	—	—	—	—	—	71	71
Comprehensive Loss:
Net loss	—	—	—	(19,600)	—	—	(19,600)	(19,600)
Foreign currency translation adjustment	—	—	—	—	23	—	23	23
Comprehensive loss	—	—	—	—	—	—	—	$(19,577)
Balances at December 31, 2004	51,590	$516	$117,481	$(105,483)	$(50)	$(576)	$11,888

See accompanying notes to consolidated financial statements.

CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(19,600)	$(7,866)	$(9,460)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,434	2,747	2,655
Non-cash compensation charges	756	240	66
Changes in operating assets and liabilities:
Accounts receivable, net	(164)	(141)	(617)
Other assets	315	(517)	(54)
Accounts payable	1,172	(357)	(82)
Accrued severance	(254)	(272)	429
Accrued payroll	464	(179)	104
Investment banking fee payable	—	—	(1,000)
Accrued liabilities	274	311	(595)
Net cash used in operating activities	(13,603)	(6,034)	(8,554)

Cash flows from investing activities:
Other	1	23	174
Additions to patents	(248)	(380)	(226)
Additions to property and equipment	(4,097)	(2,969)	(2,207)
Net cash used in investing activities	(4,344)	(3,326)	(2,259)

Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of stock under employee stock purchase plan	270	451	114
Borrowings on long-term debt, including equipment lease financing	2,796	3,000	—
Repayments on long-term debt, including capital lease obligation	(1,216)	(164)	—
Issuance of common stock	26,000	5,000	7,000
Offering costs	(1,580)	(31)	(914)
Net cash provided by financing activities	26,270	8,256	6,200
Effect of exchange rate changes on cash and cash equivalents	23	(7)	22
Net decrease in cash and cash equivalents	8,346	(1,111)	(4,591)
Cash and cash equivalents beginning of year	1,699	2,810	7,401
Cash and cash equivalents end of year	$10,045	$1,699	$2,810

Supplemental disclosure of cash flow information:
Cash paid for interest	$269	$—	$—
Cash paid for income taxes	$2	$1	$1

Non-cash investing and financing activities:
Issuance of restricted common stock	$—	$1,093	$—
Conversion of convertible preferred stock	$—	$—	$12,619
Issuance of common stock in lieu of cash for preferred stock dividend payable	$—	$—	$591
Accretion of preferred stock dividend	$—	$—	$307
Accretion of preferred stock	$—	$—	$4,060

See accompanying notes to consolidated financial statements.

CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business

ChromaVision Medical Systems, Inc. (the “Company”) develops, manufactures and markets a versatile automated digital microscope system with the ability to detect, count and classify cells based on color, size and shape to assist pathologists in making critical medical decisions that can affect patient treatment.  The ACIS® (Automated Cellular Imaging System) combines an automated microscope with computer-based color imaging technology. The FDA-cleared ACIS® device is currently being used by pathologists and researchers to analyze specimens placed on slides and stained with color-producing, commercially available reagents.  Building upon our core image analysis capabilities, the Company began to offer diagnostic lab services in May 2004.  Initially the Company offered the scan and stain technical services that were expanded in November 2004 to a broad range of diagnostic services after receiving our California Department of Health license including specified diagnostic services provided by physicians.  Because of the corporate practice of medicine laws in the states in which the Company operates, the Company does not own medical practices but instead intends to enter into exclusive long-term management services agreements with the professional corporations which operate the medical practices.  Consolidation of the financial statements for the medical practice component is required under Financial Accounting Standards Board (FASB) Interpretation No. 46, as revised, (“FIN 46”) “Consolidation of Variable Interest Entities.”

The financial statements have been prepared on a going concern basis which assumes that the Company will have sufficient resources to pay its obligations as they become due during 2005.  The validity of this assumption depends on the Company’s ability to obtain additional financing.  The Company has a $5.5 million revolving line of credit, which will be used for working capital purposes (described in Note 8).  Management believes that its current cash resources and committed borrowings will enable the Company to maintain operations beyond December 31, 2005.

(2) Summary of Significant Accounting Policies

(a)       Basis of Consolidation

The consolidated financial statements include the results of operations, account balances and cash flows of ChromaVision and its wholly owned subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.  Certain amounts have been reclassified to conform to the current period presentation.

(b) Revenue Recognition

For the diagnostic services, revenues are principally generated from clinical laboratory testing services.  Diagnostic service revenues are recognized at the time the testing services are completed and are reported at the estimated net realizable amounts from patients, third-party payors and others for services rendered including prospectively determined adjustments under reimbursement agreements, if any, with third-party payors.  Any adjustments between the estimated receipts and final cash settlement with the third-party payors, are recorded upon settlement.

For instrument systems and other, the Company places most of its instruments with users on a “fee-per-use” basis. We obtain the billing information via modem, which accesses the ACIS® database. Revenue is recognized based on the greater of actual usage fees or the minimum monthly rental fee.  Under this pricing model, the Company owns most of the ACIS® instruments that are engaged in service and, accordingly, all related depreciation and maintenance and service costs are expensed as incurred.  For those instruments that are sold, the Company recognizes and defers revenue using the residual method pursuant to the requirements of Statement of Position No. 97-2, “Software Revenue Recognition” (SOP 97-2), as amended by Statement of Position No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Arrangements.”  At the outset of the arrangement with the customer, the Company defers revenue for the fair value of its undelivered elements (e.g., maintenance) and recognizes revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (e.g., software license) when the basic criteria in SOP 97-2 have been met.  Maintenance revenue is recognized ratably over the term of the maintenance contract, typically twelve months. Revenue on product sales is recognized upon acceptance by the customer subsequent to a testing and evaluation period.

(c) Stock-Based Compensation

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), for stock options and other stock-based awards to employees while disclosing pro forma net loss and net loss per share as if the fair value method had been applied in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No.123”) as amended by Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, (“SFAS No. 123”), see Note 3.  The fair value of options granted to non-employees is expensed over the performance period and is measured based on the fair value of options when performance is complete.

The Company applies APB 25 and related interpretations in accounting for stock option plans. Had compensation cost been recognized consistent with SFAS No. 123, the Company’s consolidated net loss and loss per share would have been increased to the pro forma amounts indicated below:

(in thousands except for per share information)

	December 31,
	2004	2003	2002
Consolidated net loss attributable to common stock:
As reported	$(19,600)	$(7,866)	$(13,828)
Add: Stock-based employee compensation expense included in net-loss	$614	$237	$66

Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	$(1,865)	$(1,484)	$(2,645)
Pro forma	$(20,851)	$(9,113)	$(16,407)

Loss per share — Basic and Diluted:
As reported	$(0.38)	$(0.21)	$(0.54)
Pro forma	$(0.40)	$(0.25)	$(0.64)

The per-share weighted-average fair value of stock options on the date of grant with respect to the options granted by the Company during 2004, 2003, and 2002 was $2.48, $3.20 and $4.26, respectively.

The following assumptions were used by the Company to determine the fair value of stock options granted using the Black-Scholes option-pricing model:

	2004	2003	2002
Dividend yield	0.0%	0.0%	0.0%
Volatility	103.03%	99.26%	115.9%
Average expected option life	4 years	4 years	4 years
Risk-free interest rate	2.7-3.6%	2.1-2.8%	2.7-5.1%

(d) Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses.  Actual results could differ from those estimates.  Significant estimates include the depreciation and valuation of ACIS® systems and ACIS® in progress and receivables valuations.

(e) Income Taxes

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

(f) Net Loss Per Share

Basic and diluted loss per common share is calculated by dividing net loss by the weighted average common shares outstanding during the year.  Stock options and warrants to purchase 9,249,225, 6,103,450, and 5,207,635 shares of common stock with a weighted average option price of $2.48, $3.20, and $6.22 were outstanding at December 31, 2004, 2003 and 2002, respectively.  These stock options and warrants outstanding were not included in the computation of diluted earnings per share because the Company incurred a loss in all periods presented and hence, the impact would be anti-dilutive.  A warrant issued to Safeguard to purchase 975,000 shares, at prices equal to the price of certain other options exercised, has been excluded from the computation of diluted net loss per share as their effect is anti-dilutive.

(g) Cash and Cash Equivalents

Cash and cash equivalents consist of amounts held as bank deposits and highly liquid debt instruments with a maturity of three months or less.  No single investment exceeded 5% of the combined total of cash and cash equivalents at December 31, 2003 and 2004.  The Company has not experienced any significant losses on cash equivalents and does not believe it is exposed to any significant credit risk on such cash equivalents.

(h) Financial Instruments

The Company estimates the fair value of its monetary assets and liabilities based upon the existing interest rates related to such assets and liabilities compared to current market rates of interest for instruments with a similar nature and degree of risk.  The Company estimates that the fair value of all of its monetary assets and liabilities approximates the recorded value as of December 31, 2003 and 2004.

(i) Depreciation and Amortization

Property and equipment are depreciated and amortized on the straight-line basis over the following estimated useful lives:

Office, Computer and Laboratory Equipment	3 to 5 years
Automated Cellular Imaging Systems (ACIS®)	3 years
Furniture and Fixtures	5 years
Leasehold Improvements	Shorter of useful life or life of lease

The following is a summary of property and equipment (in thousands):

	December 31,
	2004	2003
Office furniture, computer and laboratory equipment	$6,384	$2,313
Automated Cellular Imaging Systems (ACIS®)	11,962	12,157
ACIS® in progress	740	905
Leasehold improvements	1,139	868
Total	$20,225	$16,243
Less: accumulated depreciation	14,141	11,157
Property and equipment, net	$6,084	$5,086

The ACIS® units included in the above summary of property and equipment are offered under cancelable lease arrangements in which the customer is charged based on the number of tests performed subject to a minimum monthly payment.

Expenditures for maintenance, repairs and minor improvements are charged to expense as incurred.  Major improvements and additions are capitalized. ACIS® instruments begin depreciation upon placement, at which time depreciation related to ACIS® instruments placed for research and development or placed for commercial use are expensed in research and development or cost of sales, respectively.

(j) Impairment of Long-Lived Assets and Patents

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

(k) Patent Costs

Development costs and filing fees for patents which protect intellectual property for its ACIS® machines are stated at amortized cost.  Amortization of the patent related costs is provided using the straight-line method over the term of the remaining estimated useful life of the patents, 12.5 and 10 years respectively as of December 31, 2003 and 2004.  The amortization period coincides with the estimated useful life of the asset.

The following table provides a summary of the Company’s patents with definite useful lives recorded as of December 31, 2004 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period in Years
Patents	$1,177	$(434)	$743	10

The following table summarizes the future estimated annual pretax amortization expense for these assets (in thousands):

Fiscal Year
2005	$120
2006	120
2007	120
2008	120
2008 & thereafter	263
Total	$743

(l) Research and Development

Research and development costs, including costs incurred for software development prior to establishment of technological feasibility, are expensed as incurred.  The Company does not currently have any software development costs capitalized because management believes software is available for general release concurrently with the establishment of technological feasibility.

(m) Restructuring Charges

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

In August of 2003, the Company recorded a charge of $550,000 related to a third quarter workforce reduction involving 16 positions including the resignation of the Company’s Chief Executive Officer and Vice President of Sales and Marketing which is included in selling, general and administrative expenses.  At December 31, 2003, $254,000 of this charge was unpaid and was included in accrued severance.  As of December 31, 2004, these charges have been fully paid.

In November 2004, the Company recorded a charge of approximately $100,000 related to a fourth quarter workforce reduction involving 10 employees, which is included in selling, general, and administrative expense.  As of December 31, 2004, these charges have been fully paid.

(n) Concentrations of Credit Risk

The Company’s customer base is comprised of two principal market segments, 1) the clinical market which consists of hospitals, pathology practice groups and reference laboratories and 2) the research and biotechnology market which consists of pharmaceutical companies, universities and research institutions. The Company’s customer base is geographically diverse, and historically it has not experienced significant losses related to receivables for its fee-per-use revenue.  The credit profile of the Company’s pathology practice and hospital customer group does not often lend itself to formal credit evaluations.  Where applicable, the Company will perform periodic credit evaluations, although these are infrequent.  The Company does not require collateral.  ACIS® Fee-per-use customers are billed monthly based on their volume of activity.  Diagnostic services revenue is largely derived from third-party payors, such as Medicare, to whom we submit bills for services based upon established rates of reimbursement.  The Company estimates an allowance for doubtful accounts based upon the actual payment history of each customer in addition to reserving for a portion of receivables that are delinquent.  Accounts receivable is net of a reserve for doubtful accounts at December 31, 2004 and 2003, of $275,000 and $251,000, respectively.

The largest customer, excluding ACIS® system sales, approximated 4% or $390,000 and 7% or $823,000 of total revenue for December 31, 2004 and 2003, respectively.  When a sale of one of the systems is made, the sale price is large in relation to the income flow from leasing for a single year.  However, ACIS® sales are made only occasionally.  The Company has never sold more than one system at a time to a customer, and believes that it is not dependent upon any past sale customer for future revenue.

(o) Foreign Currency Translation

The financial position and results of operations of the Company’s foreign subsidiaries are determined using their local currency as the functional currency.  Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end.  Revenues and expenses are translated at the average rate of exchange prevailing during the year.  Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive loss in stockholders’ equity.   Foreign currency transaction gains or losses were not material in any of the periods presented.

(p) Recent Accounting Pronouncements

Several new accounting standards have been issued that were adopted in 2004.  None of these standards had a material impact on the Company’s financial position, results of operations, or liquidity.

Share-Based Payment.  On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”).  SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their consolidated financial statements.  In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements.  SFAS No. 123(R) is effective beginning as of the first interim or annual reporting period beginning after June 15, 2005. This new standard may be adopted in one of two ways – the modified prospective transition method or the modified retrospective transition method.  The Company is in the process of determining the method of adoption and impact of the requirements of SFAS No. 123(R) which could have a material impact on its consolidated financial statements.

Exchanges of Nonmonetary Assets.  On December 16, 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”, (“SFAS No. 153”), an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges beginning in the third quarter of 2005.  The Company does not believe adoption of SFAS No. 153 will have a material effect on its consolidated financial position, results of operations or cash flows.

Inventory Costs.  In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, (“SFAS No. 151”), an amendment of Accounting Research Bulletin No. 43, Inventory Pricing. SFAS No. 151 requires all companies to recognize a current-period charge for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. The statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This new standard will be effective for fiscal years beginning after June 15, 2005.  The Company is currently evaluating the effect that the accounting change will have on its financial position and results of operations.

(q) Reclassifications

Prior year amounts in the consolidated financial statements have been reclassified to conform with current year presentation.

(3) Stock Options

The Company has a stock option plan (the “Plan”) pursuant to which its Board of Directors or a committee of the Board may grant stock options to employees, directors and consultants.  The Plan authorizes grants of options to purchase up to 9,200,000 shares of authorized but unissued common stock, including increases of 2,500,000 shares and 2,000,000 shares approved by the stockholders in 2004 and 2003, respectively.  All options granted by the Company under the Plan have an exercise price equal to the stock’s fair value at the date of grant except for options to purchase 150,000 and 540,250 shares granted to employees in 2004 and 2002, respectively.  The Company recorded compensation expense of approximately $132,000 and $4,000 to recognize the excess of the fair market value on the date of the grant over the exercise price of the employee options issued in 2004 and 2002, respectively.  Stock options granted have terms of up to ten years and become exercisable in increments over periods of up to four years.  All options terminate three months after termination of the option holder’s employment or relationship with the Company as a director or consultant except in the case of death and disability, in which the period is extended to one year.  The vesting and exercise period have been extended by agreement for some present and former officers and employees as part of their severance arrangements for periods from twelve to forty eight months. A new measurement date for the extension of the vesting period did not result in a charge to compensation expense as the stock price was below the option price at the time the extension was granted.

The Company granted non-qualified stock options in 2004 and 2003 to purchase 135,000 shares and 100,000 shares, respectively, to consultants of ChromaVision at exercise prices equal to the fair market value of the stock at date of grant.  The Company recorded compensation expense based on the fair value of the options as determined using the Black-Scholes model.  Compensation expense of approximately $142,000 and $75,000 was recorded for the years ended December 31, 2004 and 2003, respectively, related to consultant options.  No options were granted to consultants during 2002.

Option activity is summarized as follows:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	5,500,765	$3.17	4,604,950	$4.26	3,216,125	$6.01
Options granted	3,161,500	1.39	1,798,000	1.19	1,842,875	2.02
Options exercised	(212,614)	1.28	(205,161)	2.20	(13,700)	2.69
Options cancelled	(865,985)	3.13	(697,024)	5.37	(440,350)	7.64
Outstanding at year-end	7,583,666	$2.48	5,500,765	$3.20	4,604,950	$4.26
Options exercisable at year-end	3,107,308		2,536,564		2,175,156
Shares available for future grant	1,778,241		273,756		172,182

The following summarizes information about the Company’s stock options outstanding at December 31, 2004:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding at 12/31/04	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable at 12/31/04	Weighted Average Exercise Price
$0.82	—	$1.04	1,129,750	7.61	$0.96	163,509	$0.93
At	—	$1.11	150,000	8.96	$1.11	37,500	$1.11
At	—	$1.15	885,000	6.88	$1.15	18,471	$1.15
At	—	$1.19	1,000	4.79	$1.19	500	$1.19
At	—	$1.20	1,080,867	5.81	$1.20	369,392	$1.20
$1.24	—	$1.57	760,750	4.84	$1.41	404,876	$1.42
$1.58	—	$1.64	1,050,000	9.09	$1.60	150,000	$1.64
$1.79	—	$2.40	901,625	2.68	$2.36	759,875	$2.40
$2.43	—	$4.90	852,530	3.83	$3.57	451,973	$4.06
$5.00	—	$23.19	772,144	3.75	$9.53	751,212	$9.65
$0.82	—	$23.19	7,583,666	5.82	$2.48	3,107,308	$3.99

(4) Income Taxes

The following table summarizes the tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards which give rise to significant portions of the deferred tax assets and liability at December 31 (in thousands):

	2004	2003	2002
Deferred tax assets:
Current assets:
Accrued liabilities and other	$600	$492	$465
Non-current assets:
Net operating loss carryforward	35,550	28,321	25,379
Intangible asset, net of amortization	510	601	952
Depreciation	1,098	1,003	686
Accrued liabilities and other	214	158	535
R&D and other tax credits	2,973	3,004	2,534
Non-current deferred tax assets	40,345	33,087	30,086

Total	40,945	33,579	30,551
Less valuation allowance for net deferred tax assets	(40,945)	(33,579)	(30,551)
Deferred tax assets (liability), net	$-0-	$-0-	$-0-

Substantially all of the Company’s pre-tax losses are derived from the domestic entity. The valuation allowance increased by $7,333,217 for the year ended December 31, 2004. Recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2004 are allowed as follows:

Income tax benefit resulting from operations	$39,741
Additional paid-in capital	1,204
Total valuation allowance	$40,945

Actual income tax expense differs from amounts computed by applying the U.S. federal income tax rate of 34% to pretax loss as a result of the following for the year ending December 31 (in thousands):

	2004	2003	2002
Computed expected tax benefit	$(6,664)	$(2,642)	$(3,216)
State income taxes net of federal benefit	(637)	(417)	(342)
Nondeductible expenses	(1)	180	86
Change in valuation allowance	7,333	2,577	3,617
Tax credit benefit	(70)	287	(156)
Other	41	16	12
Actual tax expense	$2	$1	$1

As of December 31, 2004, the Company had net operating loss carry forwards for federal and state income tax purposes of approximately $93,175,000 and $61,446,000, respectively, which will commence expiration in 2011 and 2005, respectively.   As of

December 31, 2004, the Company had tax credit carry forwards for federal and state income tax purposes of $2,002,000 and $1,472,000, respectively, which will begin to expire in 2011.

In accordance with Internal Revenue Code section 382, the annual utilization of net operating loss carry forwards and credits existing prior to a change in control in the Company may be limited after a change in control.

(5) Commitments and Contingencies

Voluntary Employee Retirement 401(k) Plan.  The Company has a voluntary employee retirement 401(k) plan available to all full time employees 21 years or older. Through 2001, the plan provided for a matching of the employee’s contribution to the plan for 50% of the first 6% of the employee’s annual compensation.  Beginning in 2002, the plan provides for a matching of the employee’s contribution to the plan for 33.3% of the first 6% of the employee’s annual compensation.  The Company’s matching contributions were approximately $122,000, $126,000, and $110,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Lease Commitment. The Company utilizes various operating leases for office space and equipment.  The lease commitment on the Company’s principal facility was scheduled to terminate in February 2005.  However, the Company entered into an extension for six months.  In addition, a second facility was leased to house the laboratory diagnostic business.  This lease for the laboratory operations was scheduled to terminate in May 2005, but was extended to August 31, 2005.   At that time, the Company expects to enter into a lease agreement for a different location which would house both businesses.   Rental commitments under these agreements for 2005 are approximately $376,000. Total rent expense related to this and prior leases was approximately $431,000, $188,000 and $150,000 for the years ended December 31, 2004, 2003 and 2002.

Applied Imaging lawsuit.  During 2004, the Company filed suit against Applied Imaging Corporation, asserting patent infringement and various other claims.  Applied Imaging Corporation has countersued the Company, asserting patent infringement and various other claims.  The Company believes the allegations are without merit and intends to fully and vigorously defend and contest each of the claims brought by Applied Imaging Corporation.  The outcome of this matter is not determinable at this time and no provision has been made for any gain or loss that might result from the ultimate outcome of this matter.

(6) Stock Transactions

On July 10, 2001, the Company obtained $12.5 million in additional funding ($11.3 million net of transaction expenses) through a private placement of its Series D Redeemable Convertible Preferred Stock (“Series D Preferred Stock”) and warrants to seven institutional investors. The investors included Safeguard Scientifics, Inc. (“Safeguard”), currently the largest beneficial owner of the Company’s Common Stock.

On June 13, 2002, the Company signed a number of separate agreements pursuant to which Safeguard agreed to:

•                      purchase an aggregate of 4,416,404 shares of the Company’s Common Stock for $7.0 million, or $1.585 per share;

•                      acquire 10,730 of the 12,500 outstanding shares of the Company’s Series D 5% Cumulative Convertible Preferred Stock from six institutional investors; and

•                      guarantee up to $3.0 million in additional debt financing for the Company (see Note 8 of Notes to the Condensed Consolidated Financial Statements).

Of the 4,416,404 shares of Common Stock to be purchased, 4,053,641 were purchased on June 13, 2002 and 100 were purchased on July 11, 2002 for an aggregate of $6.4 million.  The remaining 1,270 shares of Series D Preferred Stock that were outstanding and held by parties other than Safeguard were converted in separate transactions into 819,290 shares of Common Stock on June 13, 2002.

On August 28, 2002, after receiving stockholder approval at a special meeting, the Company completed the sale of the balance of the $7 million of Common Stock ($6.1 million net of transaction expenses) and the conversion and retirement of all of the outstanding shares of the Series D Preferred Stock. Safeguard purchased the remaining 362,663 shares of Common Stock and converted the 10,730 shares of Series D Preferred Stock, acquired by it as well as the additional 500 shares it already owned, into 7,142,280 shares of Common Stock.  Pursuant to the June 13, 2002 agreements, the Company reduced the exercise price of the warrants to purchase 524,750 shares of its Common Stock held by six institutional holders of the Series D Preferred Stock (excluding Safeguard) from $6.86 to $2 per share.  The exercise price of a similar warrant held by Safeguard to purchase 21,865 shares was reduced to $4.0019 per share in accordance with the terms of the warrant.

The Company has also issued to Safeguard a warrant to purchase up to 975,000 additional shares of its Common Stock in the event any presently outstanding options or warrants to purchase its Common Stock are exercised.  The exercise price payable by Safeguard under the warrant would equal the exercise price of the existing options or warrants being exercised. The Company has also entered into a right of first refusal and entered into certain other agreements intended to protect Safeguard against dilution from future issuances of its Common Stock.

Prior to the Company entering into these transactions with Safeguard, Safeguard and its affiliates owned beneficially 6,556,672 shares of the Company’s Common Stock, or approximately 32% of the number of shares beneficially owned (calculated in accordance with a rule of the Securities and Exchange Commission).  As a result of the transaction and an unrelated acquisition of additional shares by Safeguard, it owned beneficially 18,529,556 shares of the Company’s Common Stock or approximately 56% of the number of shares outstanding. This gave Safeguard the power to elect all of the directors of the Company.  The Company has also given Safeguard contractual rights enabling it to exercise significant control over the Company.

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

On February 26, 2003, the Company issued 4,646,408 shares of Common Stock for an aggregate cash purchase price of $5.0 million ($1.0761 per share) in a private placement to Safeguard. As a result of the transaction, Safeguard’s percentage of beneficial ownership increased from 56% to 62%. The Company and Safeguard also entered into an agreement giving Safeguard certain rights to have the purchased shares registered under the Securities Act of 1933.

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

On February 10, 2004, the Company completed a private placement exempt from registration under Section 4(2) of the Securities Act to issue 2,295,230 shares of common stock and a warrant to purchase shares of common stock to Safeguard for a purchase price of $5.0 million.  The warrant issued to Safeguard is exercisable until March 1, 2008 and is currently exercisable to purchase 344,285 shares of common stock for an exercise price of $2.95 per share.  As a result of this transaction, Safeguard’s percentage of beneficial ownership of the Company’s common stock increased from approximately 60% immediately preceding the transaction to approximately 63%.  The Company also entered into a registration rights agreement giving Safeguard certain rights to have the purchased shares registered under the Securities Act of 1933, as amended.  The Company recorded $482,000 and $165,000 of compensation expense related to the restricted stock in 2004 and 2003, respectively.

On March 25, 2004, the Company entered into a securities purchase agreement with a limited number of accredited investors pursuant to which the Company agreed to issue and the investors agreed to purchase 10,500,000 shares of common stock, together with warrants to purchase an additional 1,575,000 shares of common stock at an exercise price of $2.75 per share for an aggregate purchase price of $21.0 million (we refer to this financing as the “March 2004 financing”).  The warrants issued in this transaction are exercisable for a period of four years after the date they were issued.  This transaction was structured so that a portion of the common stock and warrants issued (4,200,000 shares of common stock and warrants to purchase 630,000 shares of common stock for aggregate gross proceeds of $8.4 million) were issued at an initial closing that occurred on March 31, 2004.  The remaining shares and warrants to be issued in the transaction were issued at a subsequent closing which occurred on April 27, 2004.  Safeguard was one of the purchasers in the March 2004 financing and acquired 3,750,000 shares (of which 1,500,000 shares were acquired at the initial closing) of common stock and warrants to purchase 562,500 shares of common stock (of which 225,000 were acquired at the initial closing) for an aggregate investment of $7.5 million.  Following consummation of the financing, Safeguard beneficially owned approximately 56.5% of the Company’s outstanding common stock.

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

Due to its beneficial ownership of approximately 56.5% of the Company’s outstanding common stock, Safeguard has the power to elect all of the directors of the Company.  The Company has given Safeguard contractual rights enabling it to exercise significant control over the Company.

The Company has a stockholders’ rights plan providing for discounted purchase rights to its stockholders upon specified acquisitions of its common stock.  The exercise of these rights is intended to inhibit specific changes in control of the Company.

(7) Equipment Financing

In August 2003, the Company entered into an agreement for an equipment financing line from General Electric Capital Corporation.  The equipment financing line provides for $3.0 million in immediate financing resources and an additional $2.0 million as ChromaVision achieves certain system placement objectives. The loan principal amortizes ratably over the 33 month term. In September 2003, the Company borrowed $3.0 million at an interest rate of 8.16%.  These borrowings under the equipment financing agreement are being used for working capital purposes.  The agreement also provides for various restrictive covenants, maintenance of certain financial ratios and a collateral monitoring fee of $5,000 per year.

The agreement also includes a provision whereby a material adverse change to the Company’s financial condition may be considered an event of default. The Company believes however, based on current operations, committed borrowings and its $10 million cash balance as of December 31, 2004, that it will remain in compliance with its debt covenants over the next twelve months and that it is not probable that GE will exercise the material adverse change clause as an event of default. The covenants in the equipment financing agreement incorporate the restrictive covenants and certain other requirements of the Comerica revolving credit agreement described in Note 8, including any subsequent waivers or amendments granted by Comerica. In September 2003 the Company borrowed $3 million at an interest rate of 8.16%. Borrowings under the equipment financing agreement are secured by substantially all of the assets of the Company.  As of December 31, 2004, the debt balance outstanding is $1.8 million of which $1.1 million is classified as current and $0.7 as long-term.

In June 2004, the Company entered into a master lease agreement with GE Capital for capital equipment financings of laboratory services related equipment.  During 2004, the Company financed $2.6 million of capital equipment under this arrangement, which was recorded as a capital lease obligation.  Each lease financing has a term of 36 months and provides for an early purchase option by the Company after 30 months at 26.6% of the cost of the equipment.

In January 2005, GE Capital approved additional equipment lease financings of up to $2.3 million under this master lease agreement for equipment leases during 2005, subject to execution of definitive documentation for each separate equipment lease and subject to GE Capital's ongoing review of the Company's financial condition at the time of each funding request.  These additional equipment lease financings have a term of 36 months for each equipment purchase and provide for an early purchase option by the Company after 24 months for a purchase price equal to 40.5% of the cost of the equipment.  As of March 14, 2005, the Company had financed $0.4 million of capital equipment under this line, which was recorded as a capital lease obligation.

The debt and capital lease obligations as of December 31, 2004 are as follows (in thousands):

Fiscal Year:
2005	$2,031
2006	1,645
2007	741
Total	4,417
Less: current portion	(2,031)
Debt and capital lease obligation, excluding current portion	$2,386

(8) Line of Credit

In February 2003, the Company entered into a $3.0 million revolving credit agreement with the Technology and Life Sciences Division of Comerica Bank-California. This one year agreement was renewed in January 2005 until January 31, 2006 and the amount of this revolving credit agreement was increased to $5.5 million effective March 11, 2005.  The borrowings under the line of credit will be used for working capital purposes and will bear interest at Comerica’s prime rate plus one-half percent. The agreement also includes an annual facility fee of $27,500, a fee of .25% on the unused balance of the line of credit, various restrictive covenants and requirements to maintain certain financial ratios. Borrowings under the line of credit are guaranteed by Safeguard in exchange for a one-time fee of $27,500 and an amount equal to 4.5% per annum of the daily-weighted average principal balance outstanding under the line of credit.  The renewed agreement now has only one financial covenant related to tangible net worth, which must be greater than $1 through June 30, 2004 and greater than ($2,000,000) thereafter.

(9) Business Segments

The Company operates primarily in two business segments engaged in the development, manufacture and marketing of an automated cellular imaging system which is designed to assist physicians in making critical medical decisions and the offering of diagnostic laboratory services.  The segments are determined based on product and/or services delivered to customer groups.   The Company’s chief operating decision maker is the Chief Executive Officer and President.  The chief operating decision maker allocates resources and assesses performance and other activities at the operating segment level.

Cost of revenue and operating loss for our operating segments are as follows (in thousands):

	Year Ended
	December 31, 2004			Year Ended
		Instrument		December 31, 2003
	Diagnostic Services	Systems & Other	Total	Instrument Systems & Other
Total revenues	$2,238	$7,531	$9,769	$11,928

Cost of revenue	3,813	3,627	7,440	3,597
Gross profit	$(1,575)	$3,904	$2,329	$8,331
Selling, general and administrative (including diagnostic services administration)			17,209	11,384
Research & development			4,612	4,754
Loss from operations			$(19,492)	$(7,807)

Identifiable assets	$14,292	$5,865	$20,157	$11,051

The following table represents business segment information by geographic area (in thousands):

	Year Ended December 31,
	2004	2003	2002
Net Sales:
United States	$8,820	$11,883	$8,989
Europe (a)	949	45	267
Total net sales	$9,769	$11,928	$9,256

Operating loss:
United States	$19,854	$7,286	$9,079
Europe (a)	(362)	521	457
Total operating loss	$19,492	$7,807	$9,536

(a)          European operations represent business activities conducted primarily in Germany, Great Britain and France.

(10) Employee Stock Purchase Plan

In April 2001, the Board of Directors approved an employee stock purchase plan (the “Purchase Plan”) which had a total of 1,000,000 shares reserved for issuance thereunder.  As of October 1, 2002, the Purchase Plan was terminated. All full-time employees were eligible to participate, but there were various limitations regarding the amount of shares which could be purchased.  The purchase price at which shares were sold under the Purchase Plan could not have been less than 85% of the fair market value per share of the Company’s common stock at either the enrollment date or at the last day of the offering period, whichever was lower. Offerings under the Purchase Plan had a duration of three months. The first offering period began July 1, 2001 and the final offering period ended September 30, 2002. During 2001 and 2002, 18,164 and 38,472 shares, respectively, were issued at prices ranging from $1.25 to $3.19.

(11) Quarterly Results of Operations (Unaudited)

(in thousands except for per share information)

	Total Revenue	Gross Profit	Net Loss Attributable to Common Stock	Net Loss Per Share
Quarter Ended:
December 31, 2003	$3,142	$2,232	$(1,338)	$(0.03)
September 30, 2003	3,079	2,109	(2,192)	(0.06)
June 30, 2003	2,854	1,996	(2,143)	(0.06)
March 31, 2003	2,853	1,994	(2,193)	(0.06)

December 31, 2004	$2,883	$(331)	$(5,765)	$(0.11)
September 30, 2004	2,563	396	(5,352)	(0.10)
June 30, 2004	2,391	1,260	(5,137)	(0.10)
March 31, 2004	1,931	1,005	(3,346)	(0.08)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the Company would meet its disclosure obligations.

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

We incorporate by reference the information contained under the caption “ELECTION OF DIRECTORS” in our definitive Proxy Statement for our June 8, 2005, annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Executive Officers

The information with respect to executive officers required by this Item is set forth in Part I, Item 4a of this report.

Compliance with Section 16(a) of the Exchange Act

We incorporate by reference the information contained under the caption “COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT” in our definitive Proxy Statement for our June 8, 2005 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Code of Ethics

We incorporate by reference the information contained under the caption “CODE OF ETHICS” in our definitive Proxy Statement for our June 8, 2005 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 11. Executive Compensation

We incorporate by reference the information contained under the caption “EXECUTIVE COMPENSATION & OTHER ARRANGEMENTS” in our definitive Proxy Statement for our June 8, 2005, annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate by reference the information contained under the caption “STOCK OWNERSHIP OF DIRECTORS AND OFFICERS AND BENEFICIAL OWNERS OF MORE THAN 5%” in our definitive Proxy Statement for our June 8, 2005, annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

The following table shows aggregated information as of December 31, 2004 with respect to all of our compensation plans, agreements and arrangements under which our equity securities were authorized for issuance.  More detailed information with respect to our compensation plans is included in Note 3 of Notes to Consolidated Financial Statements.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders:	7,583,666	$2.48	1,778,241
Equity compensation not approved by security holders(1):	1,700,000	1.39	—

Total:	9,283,666	$2.28	1,778,241

(1)  Represents inducement stock option grants to certain officers that were made upon commencement of employment by such officers with the Company that were outstanding as of December 31, 2004.

Item 13. Certain Relationships and Related Transactions

We incorporate by reference the information contained under the caption “RELATIONSHIPS AND RELATED TRANSACTIONS WITH MANAGEMENT AND OTHERS” in our definitive Proxy Statement for our June 8, 2005, annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

Item 14. Principal Accounting Fees and Services

We incorporate by reference the information contained under the caption “INDEPENDENT PUBLIC ACCOUNTANT – AUDIT AND NON-AUDIT FEES” in our definitive Proxy Statement for our June 8, 2005, annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2004 and 2003
Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2004, 2003, and 2002
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003, and 2002
Notes to Consolidated Financial Statements

Financial Statement Schedules

Schedule II-Valuation and Qualifying Accounts

(b) Exhibits

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

3.4	By-laws of the Company, as amended (a)
3.5	Amendment to Certificate of Incorporation (d)
3.6	Amended and Restated Rights Agreement dated August 30, 2004 between the Company and Mellon Investor Services LLC (*)
10.1	Master Security Agreement dated July 15, 2003 between the Company and GE Capital Corp. (e)
10.2	Amendment to Master Security Agreement dated July 31, 2003 between the Company and GE Capital Corp. (e)
10.3	Assignment Agreement with Recourse and Promissory Note dated September 26, 2003 between the Company and GE Capital Corp. (e)
10.4	Loan agreement dated February 13, 2003 between the Company and Comerica Bank-California, Inc. (m)
10.5	First Amendment to Loan and Security Agreement dated October 21, 2003 between the Company and Comerica Bank (e)
10.6	Second Amendment dated January 22, 2004 to Loan and Security Agreement between the Company and Comerica Bank (*)
10.7	Third Amendment dated January 31, 2005 to Loan and Security Agreement between the Company and Comerica Bank (o)
10.8	Fourth Amendment dated March 11, 2005 to Loan and Security Agreement between the Company and Comerica Bank (*)
10.9	Amended and Restated Unconditional Guaranty dated March 11, 2005 to Comerica provided by Safeguard Delaware, Inc. and Safeguard Scientifics, Inc. (Delaware) (*)
10.10	Reimbursement and Indemnity Agreement dated March 11, 2005 between the Company and Safeguard Delaware, Inc. and Safeguard Scientifics, Inc. (Delaware) (*)
10.11	Securities Purchase Agreement between the Company, Safeguard Delaware, Inc. and Safeguard Scientifics, Inc. dated June 13, 2002 (q)
10.12	Registration Rights Agreement between the Company and Safeguard Delaware, Inc. dated June 13, 2002 (q)
10.13	Warrant to Purchase Shares of Common Stock dated June 2002 (q)
10.14	Form of Amended and Restated Stock Purchase Warrant dated June 13, 2002 (q)
10.15	Securities Purchase Agreement dated February 26, 2003 between the Company and Safeguard Delaware, Inc. (f)
10.16	Registration Rights Agreement between the Company and Safeguard Delaware, Inc. dated February 21, 2003 (f)
10.17	Securities Purchase Agreement dated February 10, 2004 between the Company and Safeguard Delaware, Inc. (g)
10.18	Registration Rights Agreement between the Company and Safeguard Delaware, Inc. dated February 10, 2004 (g)
10.19	Amended and Restated Common Stock Purchase Warrant issued to Safeguard Delaware, Inc. on March 25, 2004 (n)
10.20	Securities Purchase Agreement dated March 25, 2004 among ChromaVision Medical Systems, Inc. and the purchasers signatories thereto (h)
10.21	Registration Rights Agreement dated March 25, 2004 among ChromaVision Medical Systems, Inc. and the investors signatories thereto (h)
10.22	Form of Warrant issued March 31, 2004 by ChromaVision Medical Systems, Inc. (h)
10.23	1996 Equity Compensation Plan as amended (d)
10.24	Employment Agreement dated as of December 5, 2003 between the Company and Heather Creran (k)+
10.25	Employment Agreement dated as of August 2, 2004 between the Company and Dr. Kenneth J. Bloom (d)+
10.26	Employment Agreement dated as of June 9, 2004 between the Company and Dr. Richard J. Cote (i)+
10.27	Employment Agreement dated as of June 18, 2004 between the Company and Ronald A. Andrews (i)+
10.28	Employment Agreement dated as of November 27, 2002 between the Company and Stephen T.D. Dixon (m)+
10.29	Employment Agreement dated as of June 13, 2003 between the Company and Dr. Kenneth D Bauer (*)+
10.30	Employment Agreement dated as of March 19, 2003 between the Company and Karen K. Garza (*)+
10.31	Employment Agreement dated as of January 10, 2001 between the Company and Jose de la Torre-Bueno (l)+
10.32	Employment Letter dated as of February 28, 2005 between the Company and David J. Daly (*)+
10.33	Capital financing lease between the Company and General Electric Capital Corporation dated June 23, 2004 (i)
10.34	Facility lease between the Company and The Irvine Company dated May 28, 2004 (i)
10.35	Form of Option Award Certificate (j)
21	Subsidiaries of the Registrant (*)
23	Consent of KPMG LLP (*)
31.1	Certifications pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a) for Ronald A. Andrews. (*)
31.2	Certifications pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a) for Stephen T. D. Dixon. (*)
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Ronald A. Andrews. (*)
32.2	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Stephen T. D. Dixon. (*)

(*)	Filed herewith.

(a)	Filed on April 30, 1997 as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-26129) and incorporated by reference.

(b)	Filed on March 12, 1999 as an exhibit to the Company’s Current Report on Form 8-K and incorporated by reference.

(c)	Filed on July 12, 2001 as an exhibit to the Company’s Current Report on Form 8-K and incorporated by reference.

(d)	Filed on November 9, 2004 as an exhibit to the Company’s Quarterly Report on Form 10-Q and incorporated by reference.

(e)	Filed on November 14, 2003 as an exhibit to the Company’s Quarterly Report on Form 10-Q and incorporated by reference.

(f)	Filed on February 28, 2003 as an exhibit to the Company’s Current Report on Form 8-K and incorporated by reference.

(g)	Filed on February 12, 2004 as an exhibit to the Company’s Current Report on Form 8-K and incorporated by reference.

(h)	Filed on April 1, 2004 as an exhibit to the Company’s Current Report on Form 8-K and incorporated by reference.

(i)	Filed on August 9, 2004 as an exhibit to the Company’s Quarterly Report on Form 10-Q and incorporated by reference.

(j)	Filed on December 1, 2004 as an exhibit to the Company’s Current Report on Form 8-K and incorporated by reference.

(k)	Filed on March 9, 2004 as an exhibit to the Company’s Annual Report on Form 10-K and incorporated by reference.

(l)	Filed on April 2, 2001 as an exhibit to the Company’s Annual Report on Form 10-K and incorporated by reference.

(m)	Filed on March 31, 2003 as an exhibit to the Company’s Annual Report on Form 10-K and incorporated by reference.

(n)	Filed on May 10, 2004 as an exhibit to the Company’s Quarterly Report on Form 10-Q and incorporated by reference.

(o)	Filed on February 3, 2005 as an exhibit to the Company’s Current Report on Form 8-K and incorporated by reference.

(p)	Filed on March 8, 2005 as an exhibit to the Company’s Current Report on Form 8-K and incorporated by reference.

(q)	Filed on June 17, 2002 as an exhibit to the Company's Current Report on Form 8-K and incorporated by reference.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in San Juan Capistrano, California on March 14, 2005.

CHROMAVISION MEDICAL SYSTEMS, INC.

By:	/s/ Ronald A. Andrews
Ronald A. Andrews
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 14, 2005.

Signatures	Title(s)

/s/ Michael F. Cola	Chairman of the Board of Directors
Michael F. Cola

/s/ Ronald A. Andrews	Chief Executive Officer and President
Ronald A. Andrews	(Principal Executive Officer)

/s/ Stephen T. D. Dixon	Executive Vice President and Chief Financial Officer
Stephen T. D. Dixon	(Principal Financial and Accounting Officer)

/s/ Anthony Craig	Director
Anthony Craig

/s/ Steve Hamm	Director
Steve Hamm

/s/ Irwin Scher, M.D.	Director
Irwin Scher, M.D.

Director
Frank P. Slattery, Jr.

/s/ Jon R. Wampler	Director
Jon R. Wampler

CHROMAVISION MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Receivables and Sales Returns
Balance at December 31, 2001:	$287,346
Charges to operations	339,990
Deductions	(409,322)
Other	—

Balance at December 31, 2002:	$218,014
Charges to operations	617,179
Deductions	(583,848)
Other	—

Balance at December 31, 2003:	$251,345
Charges to operations	221,376
Deductions	(197,721)
Other	—

Balance at December 31, 2004:	$275,000