Form 10-Q
period 2005-03-31
CHROMAVISION MEDICAL SYSTEMS INC
filed 2005-05-06
CIK 1038223

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2005

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                          to

COMMISSION FILE NUMBER 000-22677

CLARIENT, INC.

(Exact name of registrant as specified in its charter)

DELAWARE

75-2649072

(State or other jurisdiction of incorporation or organization)

(IRS Employer Identification Number)

33171 PASEO CERVEZA SAN JUAN CAPISTRANO, CA

92675

(Address of principal executive offices)

(Zip code)

(949) 443-3355

(Registrant’s telephone number, including area code)

CHROMAVISION MEDICAL SYSTEMS, INC.

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

Yes  ☐    No  ☒

As of April 30, 2005 there were 51,634,268 shares outstanding of the Registrant’s Common Stock, $0.01 par value.

CLARIENT, INC. AND SUBSIDIARIES

Table of Contents

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2005 (unaudited) and December 31, 2004

Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2005 and 2004

Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2005 and 2004

Notes to Condensed Consolidated Financial Statements

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Item 4	Controls and Procedures

PART II	OTHER INFORMATION

Item 1	Legal Proceedings

Item 4	Submission of Matters to a Vote of Security Holders

Item 6	Exhibits

SIGNATURES

PART I - FINANCIAL INFORMATION
Item 1.

CLARIENT, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:

Cash and cash equivalents	$4,825	$10,045
Accounts receivable, net of allowance for doubtful accounts (Instrument Systems and Other)	1,232	1,387
Accounts receivable, net of allowance for doubtful accounts (Diagnostic Services)	2,210	1,273
Net investment in sales type leases	115	—
Other receivable	107	90
Other	386	438
Total current assets	8,875	13,233
Property and equipment, net of accumulated depreciation	5,609	6,084
Patents, net of accumulated amortization	707	743
Net investment in sales type leases	500	—
Other	109	97
Total assets	$15,800	$20,157

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$940	$1,566
Accrued payroll	1,379	1,148
Accrued liabilities	917	1,138
Current maturities of long-term debt, including capital lease obligation	2,201	2,031
Total current liabilities	5,437	5,883
Long-term debt, including capital lease obligation	2,163	2,386
Commitments and contingencies
Stockholders’ equity:
Series C convertible preferred stock, $0.01 par value, authorized 200,000 shares, none issued and outstanding	—	—
Common stock $0.01 par value, authorized 100,000,000 shares, issued and outstanding 51,634,268 shares in 2005 and 51,590,448 in 2004	516	516
Additional paid-in capital	117,541	117,481
Accumulated deficit	(109,357)	(105,483)
Deferred compensation	(455)	(576)
Accumulated other comprehensive loss	(45)	(50)
Total stockholders’ equity	8,200	11,888
Total liabilities and stockholders’ equity	$15,800	$20,157

See accompanying notes to condensed consolidated financial statements.

CLARIENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenue:
Diagnostic services	$1,887	$—
Instrument systems and other	2,120	1,931
Total revenue	4,007	1,931
Cost of revenue:
Diagnostic services	1,833	—
Instrument systems and other	641	926
Total cost of revenue	2,474	926
Gross profit	1,533	1,005
Operating expenses:
Selling, general and administrative	3,029	2,847
Diagnostic services administration	1,423	414
Research and development	928	1,029
Total operating expenses	5,380	4,290
Loss from operations	(3,847)	(3,285)
Other expense	27	61
Loss before income taxes	(3,874)	(3,346)
Income taxes.	—	—
Net loss	$(3,874)	$(3,346)
Basic and diluted net loss per common share	$(0.08)	$(0.08)
Weighted average number of common shares outstanding	51,616,369	39,917,232

See accompanying notes to condensed consolidated financial statements.

CLARIENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2005	2004

Cash flows from operating activities:
Net loss	$(3,874)	$(3,346)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	786	717
Non-cash compensation charges	121	228
Reserve for bad debt	25	—

Changes in operating assets and liabilities:
Accounts receivable, net (Instrument Systems & Other)	155	443
Accounts receivable, net (Diagnostic Services)	(962)	—
Other receivable	(17)	399
Net investment in sales type leases	(615)	—
Other assets	40	(80)
Accounts payable	(626)	370
Accrued payroll	231	103
Accrued liabilities	(209)	(29)
Net cash used in operating activities	(4,945)	(1,195)

Cash flows from investing activities:
Additions to patents	(6)	(81)
Purchase of property and equipment	(281)	(1,108)
Net cash used in investing activities	(287)	(1,189)

Cash flows from financing activities:
Proceeds from exercise of stock options	60	55
Repayments on long-term debt, including capital lease obligation	(495)	(249)
Borrowings on long-term debt, including capital lease obligation	442	—
Issuance of common stock	—	13,400
Offering costs	—	(541)
Net cash provided by financing activities	7	12,665

Effect of exchange rate changes on cash and cash equivalents	5	54

Net increase (decrease) in cash and cash equivalents	(5,220)	10,335

Cash and cash equivalents at beginning of period	10,045	1,699

Cash and cash equivalents at end of period	$4,825	$12,034

See accompanying notes to condensed consolidated financial statements.

CLARIENT, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)  Interim Financial Statements

These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission.

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

Stock Options

Pro forma information, which assumes the Company had accounted for stock options granted under the fair value method prescribed by SFAS No. 123, “Accounting for Stock-based Compensation,” is presented below.  The per share weighted-average fair value of stock options granted was $1.08 for the three-month period ended March 31, 2005, and $1.87 for the three-month period ended March 31, 2004, respectively, as estimated using the Black-Scholes option-pricing model.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The Company’s historical and pro forma net loss per share for the three-month periods ended March 31, 2005 and 2004 are as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
Consolidated net loss attributable to common stock:
As reported	$(3,874)	$(3,346)

Add: Stock-based employee compensation expense included in net loss	121	228
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards	$(465)	$(572)
Pro forma net loss	$(4,218)	$(3,690)

Net loss per share — Basic and Diluted:
As reported	$(0.08)	$(0.08)
Pro forma	$(0.08)	$(0.09)

The following assumptions were used to determine the fair value of stock options granted using the Black-Scholes option-pricing model:

	2005	2004
Dividend yield	0.0%	0.0%
Volatility	103%	109%
Average expected option life	4 years	4 years
Risk-free interest rate	4.10%	2.74%

(2)  Net Loss Per Share

Basic and diluted loss per common share is calculated by dividing net loss by the weighted average common shares outstanding during the period.  Stock options and warrants to purchase an aggregate of 10,493,261 and 8,925,687 shares of common stock were outstanding at March 31, 2005 and 2004, respectively. These stock options and warrants outstanding were not included in the computation of diluted earnings per share because the Company incurred a net loss in all periods presented and hence, the impact would be anti-dilutive.

(3)  Patents

Patents with estimated useful lives are amortized over their respective estimated useful lives to their estimated residual values. The following table provides a summary of the Company’s patents with definite useful lives recorded as of March 31, 2005 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period in Years
Technology related	$1,183	$(476)	$707	10

The following table summarizes the future estimated annual pretax amortization expense for these assets (in thousands):

Fiscal Year
2005	$90
2006	120
2007	120
2008	120
2009 & thereafter	257
Total	$707

(4)  Net Investment in Sales-Type Leases

The Company derives a portion of its revenues under leasing arrangements. Such arrangements provide for monthly payments covering the system sale, maintenance and interest. These arrangements meet the criteria to be accounted for as sales-type leases pursuant to Statement of Financial Accounting Standards No. 13, “Accounting for Leases”.  Accordingly, the system sale is recognized upon delivery of the system, provided all other revenue recognition criteria are met as described above.  Upon the recognition of revenue, an asset is established for the “investment in sales-type leases”.  Maintenance revenue and interest income are recognized monthly over the lease term.

The following lists the components of the net investment in direct financing and sales-type leases as of March 31 (in thousands):

2005
Total minimum lease payments to be received	$854
Less: Amounts representing estimated maintenance costs including profit thereon, included in total minimum lease payments	(116)
Net minimum lease payments receivable	738
Less: Unearned income & interest	(123)
Net investment in sales-type leases	$615

(5)  Currency Translation

The financial position and results of operations of the Company’s foreign subsidiaries are determined using the local currency as the functional currency.  Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each quarter-end.  Income statement accounts are translated at the average rate of exchange prevailing during the period.  The effects of currency translations are included in comprehensive loss.

(6)  Comprehensive Loss

The total comprehensive loss is summarized as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Net loss	$(3,874)	$(3,346)
Foreign currency translation adjustment	5	54
Comprehensive loss	$(3,869)	$(3,292)

(7)  Business Segments

Although the Company targets three business segments, it currently operates primarily in two of these segments  — “instrument systems and other” (which comprises the development, manufacture and marketing of an automated cellular imaging system designed to assist physicians in making critical medical decisions, including services to biopharmaceutical companies and other research organizations) and “diagnostic services” (which consists of the Company’s diagnostic laboratory services business).  The segments are determined based on product and or services delivered to customer groups.  The Company’s chief operating decision maker is the Chief Executive Officer and President.  The chief operating decision maker allocates resources and assesses performance and other activities at the operating segment level.

Cost of revenue and loss from operations for our operating segments are as follows (in thousands):

	Three Months Ended			Three Months Ended
	March 31, 2005			March 31, 2004
	Diagnostic Services	Instrument Systems & Other	Total	Instrument Systems & Other
Total revenues	$1,887	$2,120	$4,007	$1,931

Cost of revenue	1,833	641	2,474	926
Gross profit	$54	$1,479	$1,533	$1,005
Selling, general and administrative (including diagnostic services administration)			4,452	3,261
Research & development			928	1,029
Loss from operations			$(3,847)	$(3,285)

Identifiable assets	$9,756	$6,044	$15,800	$21,128

The following table represents business segment information by geographic area (in thousands):

	Three Months Ended March 31,
	2005	2004
Net revenue
United States	$4,003	$1,724
Europe (a)	4	207
Total net revenue	$4,007	$1,931

Operating loss
United States	$(3,789)	$(3,158)
Europe (a)	(85)	(127)
Total operating loss	$(3,874)	$(3,285)

	March 31, 2005	December 31, 2004
Identifiable assets
United States	$15,779	$20,115
Europe (a)	21	42
Total assets	$15,800	$20,157

(a)  European operations represent business activities conducted primarily in Germany, Great Britain and France.

(8)  Recent Accounting Developments

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

SFAS No. 123(R) would have been effective beginning as of the first interim or annual reporting period beginning after June 15, 2005.  On April 14, 2005, the Securities Exchange Commission changed the effective date of most public companies for annual periods that begin after June 15, 2005.  The Company is in the process of determining the impact of the requirements of SFAS No. 123(R) which could have a material impact on its consolidated financial statements.

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

(9)  Stock Transactions

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

On March 25, 2004, the Company entered into a securities purchase agreement with a limited number of accredited investors pursuant to which the Company agreed to issue and the investors agreed to purchase 10,500,000 shares of common stock, together with warrants to purchase an additional 1,575,000 shares of common stock at an exercise price of $2.75 per share for an aggregate purchase price of $21.0 million (this financing will be referred to as the “March 2004 financing”).  The warrants issued in this transaction are exercisable for a period of four years after the date they were issued.  This transaction was structured so that a portion of the common stock and warrants issued (4,200,000 shares of common stock and warrants to purchase 630,000 shares of common stock for aggregate gross proceeds of $8.4 million) were issued at an initial closing that occurred on March 31, 2004.  The remaining shares and warrants to be issued in the transaction were issued at a subsequent closing which occurred on April 27, 2004.  Safeguard was one of the purchasers in the March 2004 financing and acquired 3,750,000 shares (of which 1,500,000 shares were acquired at the initial closing) of common stock and warrants to purchase 562,500 shares of common stock (of which 225,000 shares were acquired at the initial closing) for an aggregate investment of $7.5 million.  Following consummation of the subsequent closing of the financing Safeguard beneficially owned approximately 56.7% of the Company’s outstanding common stock.

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

(10)  Line of Credit

In February 2003, the Company entered into a $3.0 million revolving credit agreement with the Technology and Life Sciences Division of Comerica Bank-California. This one year agreement was renewed in January 2005 until January 31, 2006 and the amount of this revolving credit agreement was increased to $5.5 million effective March 11, 2005.  The borrowings under the line of credit will be used for working capital purposes and will bear interest at Comerica’s prime rate minus one-half percent. The agreement also includes an annual facility fee of $27,500, a fee of .25% on the unused balance of the line of credit, various restrictive covenants and requirements to maintain certain financial ratios. Borrowings under the line of credit are guaranteed by Safeguard in exchange for a one-time fee of $27,500 and an amount equal to 4.5% per annum of the daily-weighted average principal balance outstanding under the line of credit.  The renewed agreement now has only one financial covenant related to tangible net worth, which must be greater than $1 through June 30, 2004 and greater than ($2,000,000) thereafter.

(11)  Equipment and Financing

In August 2003, the Company entered into an agreement for an equipment financing line from General Electric Capital Corporation.  The equipment financing line provides for $3.0 million in immediate financing resources and an additional $2.0 million as the Company achieves certain system placement objectives. The loan principal amortizes ratably over the 33 month term. In September 2003, the Company borrowed $3.0 million at an interest rate of 8.16%.  These borrowings under the equipment financing agreement are being used for working capital purposes and are secured by substantially all of the assets of the Company.  The agreement also provides for various restrictive covenants, maintenance of certain financial ratios and a collateral monitoring fee of $5,000 per year.

The agreement also includes a provision whereby a material adverse change to the Company’s financial condition may be considered an event of default. The Company believes however, based on current operations, committed borrowings and its $4.8 million cash balance as of March 31, 2005, that it will remain in compliance with its debt covenants over the next twelve months and that it is not probable that GE will exercise the material adverse change clause as an event of default. The covenants in the equipment financing agreement incorporate the restrictive covenants and certain other requirements of the Comerica revolving credit agreement described in Note 10, including any subsequent waivers or amendments granted by Comerica.  As of March 31, 2005, the debt balance outstanding is $1.5 million of which $1.1 million is classified as current and $0.4 as long-term.

In June 2004, the Company entered into a master lease agreement with GE Capital for capital equipment financings of diagnostic services (laboratory) related equipment.  During 2004, the Company financed $2.6 million of capital equipment under this arrangement, which was recorded as a capital lease obligation.  Each lease financing has a term of 36 months and provides for an early purchase option by the Company after 30 months at 26.6% of the cost of the equipment.  As of March 31, 2005, the Company had financed $2.4 million of capital equipment, which was recorded as a capital lease obligation.  Approximately $0.9 million of this balance is classified as current and $1.5 million as long-term.

In January 2005, GE Capital approved additional equipment lease financings of up to $2.3 million under this master lease agreement for equipment leases during 2005, subject to execution of definitive documentation for each separate equipment lease and subject to GE Capital’s ongoing review of the Company’s financial condition at the time of each funding request.  These additional equipment lease financings have a term of 36 months for each equipment purchase and provide for an early purchase option by the Company after 24 months for a purchase price equal to 40.5% of the cost of the equipment.  As of March 31, 2005, the Company had financed $0.4 million of capital equipment under this line, which was recorded as a capital lease obligation.  Approximately $0.1 million of this balance is classified as current and $0.3 million as long-term.

The debt and capital lease obligations as of March 31, 2005 are as follows (in thousands):

Fiscal Year:
2005	$1,634
2006	1,803
2007	912
2008	15
Total	4,364
Less: current portion	(2,201)
Debt and capital lease obligation, excluding current portion	$2,163

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industries in which we operate and other matters, as well as management’s beliefs and assumptions and other statements regarding matters that are not historical facts.  These statements include, in particular, statements about our plans, strategies and prospects. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Our forward-looking statements are subject to risks and uncertainties.  Factors that might cause actual results to differ materially, include, but are not limited to, the Company’s ability to successfully implement its plans to change its name, to successfully organize itself into separate business units and to continue to expand its offerings of cancer diagnostic laboratory services, biopharma services and in-sourcing of the Company’s Access remote pathology program, the Company’s ability to successfully locate an alternative site for its corporate headquarters and diagnostic laboratory upon expiration of the Company’s current leases relating to those sites, the performance and acceptance of the Company’s instrument systems in the market place, the Company’s ability to expand and maintain a successful sales and marketing organization, continuation of favorable third party payer reimbursement for tests performed using the Company’s system and for other diagnostic tests, the ability to obtain additional financing for its business on favorable terms or at all, unanticipated expenses or liabilities or other adverse events affecting cash flow, uncertainty of success in developing any new software applications, failure to obtain FDA clearance or approval for particular applications, the Company’s ability to compete with other technologies and with emerging competitors in cell imaging and dependence on third parties for collaboration in developing new tests and in distributing the Company’s systems and tests performed on the system, and those risks which are discussed in “Risk Factors” below.  Many of these factors are beyond our ability to predict or control.  In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance.  All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by this cautionary statement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.  In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not occur.

Results of Operations

Overview and Outlook

We are an advanced oncology diagnostics technology and services company.  Our mission is to combine innovative technologies, meaningful test results and world class expertise to improve outcomes of patients suffering from cancer.  Our  Automated Cellular Imaging System (ACIS®) is a versatile automated microscope system that greatly improves the accuracy and reproducibility of digital cell imaging through its unique, patented technology.  We also provide comprehensive laboratory services ranging from in-house pathology testing using the ACIS® to other cutting-edge diagnostic technologies that assist physicians in managing cancer.  In addition, we develop ACIS®-based tools for academic and biopharmaceutical company researchers, allowing them to perform cellular-level analyses much faster and with improved accuracy.  A number of the top clinical laboratories, hospitals, university medical centers and biopharmaceutical companies in the U.S. and Europe have adopted our technology.

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

The initial objective of our service strategy has been to support the expansion of the Access remote pathology program for community pathologists, a large customer segment.  The focus of the development of the ACIS® technology platform has been to assist our customers in their diagnosis and treatment of cancer.  We are now exploring numerous ways to leverage our relationship with our customers to better serve their needs and expand revenue opportunities in doing so.  A logical extension of the remote pathology technical services has been the recent introduction of other esoteric tests and related professional diagnosis that support the oncology services marketplace.  In order to perform these expanded services, we underwent a rigorous California state inspection process and obtained a California laboratory license in November 2004.  We are now able to provide a broad spectrum of other laboratory services, which include flow cytometry, molecular diagnostics including PCR (polymerase chain reaction), analysis of tumors of unknown origin, expanded services for immunohistochemistry and cytogenetics.  In 2004, we launched our Access technical services and the broad complement of additional cancer diagnostic tests in our dedicated laboratory facility in Irvine, California.

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

A very important driver of our success in the future will also be our ability to develop new diagnostic tests on the ACIS®, duplicating the success and market penetration that has been achieved within the breast cancer markets, where our market research indicates that as many as 30% of new breast cancer cases in the U.S. are tested using ACIS®. Working in collaboration with many of the top-tier pharmaceutical companies, we are developing diagnostic tests and related assays that will target new cancer therapies to those patients most likely to benefit from their use.  We believe the increasing shift towards an aging U.S. population, a group in which cancer incidence is greatest, the large pipeline of targeted cancer therapies in various stages of clinical study, and the increasingly high cost of these drugs will result in a large and ripe market for proven diagnostic tests.  Our future success will rest on our ability to develop and introduce these tests using our proprietary imaging technology and to expand our installed base of clinical system placements in the marketplace.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods presented. Therefore, on an ongoing basis, we evaluate our estimates, including those provisions for bad debts and reserves.

For estimated bad debts, we review on an individual account basis the age of the receivable, all circumstances surrounding the transaction that gave rise to the receivable and whether the customer continues to have the financial resources to pay the receivable as of the balance sheet date and prior to the issuance of the financial statements for the related period.  This process is followed for both our instrument and laboratory accounts although, because we have outsourced the direct billing and collection of laboratory related receivables, we work closely with our outsourced billing partner to review the details of each laboratory related account.  For ACIS® in progress assets, the respective reserve is based upon the expected future use of the ACIS® components and whether there are any lower of cost or market considerations.  For other obligations, where judgment is required, we review the circumstances surrounding the obligation and evaluate the facts and circumstances to determine an appropriate level of accrual for each obligation.

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

Revenue for Diagnostic Services is recognized at the time of completion of services at amounts equal to those amounts expected for collection from third parties including Medicare, insurance companies and, to a small degree, private patients.  These expected amounts are based both on Medicare allowable rates and our collection experience with other third party payors.  Because of the requirements and nuances of billing for laboratory services, we may invoice these parties amounts that are greater than those allowable for payment.  These differences are described as contractual discounts.  As noted, however, it is only the expected payment from these parties which is net of these contractual discounts that is recorded as revenue.

Revenue for “fee-per-use” agreements is obtained through the billing information via modem, which accesses the ACIS® database. Revenue is recognized based on the greater of actual usage fees or the minimum monthly rental fee.  Under this pricing model, we own most of the ACIS® instruments that are engaged in service and, accordingly, all related depreciation and maintenance and service costs are expensed as incurred. For those instruments that are sold, we recognize and defer revenue using the residual method pursuant to the requirements of Statement of Position No. 97-2, “Software Revenue Recognition” (SOP 97-2), as amended by Statement of Position No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Arrangements.” At the outset of the arrangement with the customer, we defer revenue for the fair value of its undelivered elements (e.g., maintenance) and recognize revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (e.g., software license) when the basic criteria in SOP 97-2 have been met. Maintenance revenue is recognized ratably over the term of the maintenance contract, typically twelve months. Revenue on system sales is recognized upon acceptance by the customer, often subsequent to a testing and evaluation period.

Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004

Revenue

Diagnostic services.  Revenue for the quarter ended March 31, 2005 was $1.9 million.  There is no comparable figure for the quarter ended March 31, 2004, as we commenced providing these services in the second quarter of 2004.  In generating this revenue, we provided services for more than 4,700 patient cases at an average revenue per case of $399 for the quarter ended March 31, 2005.  The majority of tests performed in our laboratory were related to breast cancer testing and substantially one primary CPT code although the mix of tests has been increasingly shifting to several new tests that we started providing after receipt of our California laboratory license in November 2004.  This shift could change the average revenue per test in the future depending on the complexity of service associated with these new tests.  We anticipate that diagnostic services revenues will increase throughout 2005 because we are now able to offer a more comprehensive suite of advanced cancer diagnostic tests.

Instrument systems and other.  Revenue for this segment, which includes fee-per-use and system sale revenue, for the quarter ended March 31, 2005 was $2.1 million, an increase of approximately $0.2 million or 10% over the quarter ended March 31, 2004.  This was due primarily to an increase in instrument systems revenue, which increased $0.4 million from $0.4 million for the quarter ended March 31, 2004 to $0.8 million for the quarter ended March 31, 2005 due to the sale of six ACIS® systems and four remote viewing stations as compared to two ACIS® systems in the first quarter of 2004.  This improvement was offset in part by a decline in fee-per-use revenue of $0.3 million from $1.6 million for the quarter ended March 31, 2004 to $1.3 million for the quarter ended March 31, 2005.  This decline was caused by a reduction in the aggregate number of ACIS® placements and a significant decline in the average monthly revenue for ACIS® placements and remote viewing stations.  We expect Instrument Systems revenue to increase due to an expanded sales force and marketing efforts which we expect will result in a projected increase in the number of systems that are sold.

Cost of revenue

Diagnostic services.  Cost of revenue for the quarter ended March 31, 2005 was $1.8 million. There is no comparable figure for the quarter ended March 31, 2004, as these services commenced in the second quarter of 2004.  These costs were relatively high compared to Diagnostic Services revenue because these operations have not yet achieved economies of scale.  These costs include the laboratory personnel, equipment, laboratory supplies and other direct costs such as shipping that were required to support the launch and service of this operation.  We believe that as the diagnostic services operation increases in size throughout 2005, margins for this business will increase to target levels of approximately 40%. However, depending on the pace of the revenue increase for these services it may take anywhere from two to four quarters or longer for us to begin realizing margins of this magnitude.

Instrument systems and other.  Cost of revenue was $0.6 million for the quarter ended March 31, 2005.  This amount is $0.3 million or 30% less than the $0.9 million cost in the quarter ended March 31, 2004.  The cost of revenue primarily consists of cost for manufacturing the ACIS®, which includes the cost for direct material, labor costs, and manufacturing overhead, and direct customer support costs. For fee-per-use revenue, the cost of the ACIS® is depreciated over a three-year time period and for a system sale or sales-type lease the entire cost of the ACIS® system is recognized at the time of sale. Gross margins for Instrument Systems were 70% in 2005 as compared to 52% in 2004.  The improvement was due primarily to lower costs of sale for sold systems, which in many cases were refurbished older systems, and due to lower costs of field service.  We expect that margins for the remainder of 2005 will be similar to those achieved in the most recent quarter.

General and Administrative

Selling, general and administrative expenses.  These expenses for the three months ended March 31, 2005 increased approximately $0.2 million, or 6% over the comparable period in 2004. The increase for the three-month period includes salary and payroll related costs for the addition of new sales staff, costs related to hiring a new Vice President of Sales, and costs related to our name change and corporate branding campaign.  We anticipate that these costs may increase in the future with the addition of sales resources to support our projected increase in service revenues.

Diagnostic services administration. These costs totaled $1.4 million for the quarter ended March 31, 2005 and included the costs of senior medical staff, senior operations personnel, collection costs, consultants and legal resources to facilitate implementation of this new operation.  This amount is $1.0 million or 244% higher than $0.4 million in the quarter ended March 31, 2004 which is when we began to incur these start-up charges.  In 2005, these costs are expected to continue to increase relative to the prior year because there will be twelve full months of costs compared to approximately eight in 2004 and because of higher collection costs on an anticipated increase in revenue.  Collection costs are incurred from a third party billing and collection company that we have engaged to perform these services because of the high degree of technical complexity and knowledge required to effectively perform these operations.  These costs are incurred as a percentage of amounts collected.  In the future, we will consider directly providing these services but have no plans to do so in 2005.

Research and development expenses.  Expenses for the three months ended March 31, 2005 decreased by approximately $0.1 million or 10%, over the comparable period in 2004. The decrease for the three-month period is due to a reduction in personnel as a result of a fourth quarter 2004 workforce reduction.  We believe that sufficient resources exist currently to support the development of new features for the clinical and research markets. These new development activities, which are intended to produce features that could expand the volume of clinical tests supported by ACIS and increase the attractiveness of the ACIS as a tool for researchers, are important to increasing clinical system test volume, expanding the number of clinical system placements, and increasing research system sales.

Other expense.  Other expense for the three months ended March 31, 2005 totaled $27,000, compared to $61,000 for the comparable period in 2004, and consisted of approximately $61,000 of interest expense offset by approximately $34,000 of interest income.  The interest expense is due to the borrowings under our $3.0 million equipment financing agreement, which began accruing in September 2003.  The $34,000 of interest income for the first quarter of 2005 compares to $11,000 of interest income for the comparable period of 2004.  The increase in interest income is primarily the result of higher cash balances in the first quarter of 2005 compared to the first quarter of 2004.

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

A new CPT code appropriate for image analysis went into effect on January 1, 2004.  The interim rates established for this code in 2004 were subsequently amended on January 1, 2005.  Under the new code, the total Medicare reimbursement for ACIS-based procedures performed in physician offices or independent laboratories is approximately $168 per test, reflecting a technical component of approximately $100 and a professional component of approximately $68. The technical component involves preparation of the patient sample and running the test on the ACIS, while the professional component involves the physician’s reading and evaluation of the test results. The actual amount varies based upon a geographic factor index for each state and may be higher or lower than the amounts indicated above in particular cases based on one’s geographic location.  In Southern California, for example, where Clarient’s Access technical services are currently performed, the reimbursement amount for technical services is approximately $118 per slide.

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

Other uncertainties affecting our business are discussed below under the caption “Risk Factors.”

Liquidity and Capital Resources

At March 31, 2005, we had approximately $4.8 million of cash and cash equivalents, $1.9 million available under our equipment financing lines (subject to lessor approval of each funding request), and $5.5 million available under our revolving line of credit.  Cash used in operating activities was $4.9 million for the quarter ended March 31, 2005 due primarily to our net loss of $3.9 million and increases in working capital requirements.  Cash used in investing activities of $0.3 million consisted of capital expenditures related primarily to purchases of new equipment for the diagnostic services laboratory.  We believe that we have substantially all of the laboratory equipment that is required to support our operating activities for most of 2005 and that any significant additions to this equipment would be dependent on a substantial increase in diagnostic service activity during the latter half of the year.  Any equipment purchases for laboratory equipment are intended to be funded with our $1.9 million equipment financing lease line.  The rate of capital expenditures, as it relates to ACIS® equipment purchases, has been lower than prior periods due to the slow pace of system placements.  Contract signings and related placements of sales of systems to the research markets are expected to increase during 2005.  In addition, because of the return of systems from certain accounts during 2004, we have an increase in the supply of returned equipment that is available for placement with new accounts in the future.  We believe that we will be able to place this supply of returned equipment with new customers over the next 12 months.

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

Net cash provided from financing activities during the first three months of 2005 was relatively flat primarily due to borrowings of $0.5 million offset by debt payments of $0.4 and the exercise of stock options of $0.1 million.

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

In February 2003, we entered into a $3.0 million revolving credit agreement with the Technology and Life Sciences Division of Comerica Bank-California. This one year agreement was renewed in January 2005 through January 31, 2006 and the amount of this revolving credit agreement was increased to $5.5 million in March 2005.  The borrowings under the line of credit will be used for working capital purposes and will bear interest at Comerica’s prime rate plus one-half percent. The agreement also includes an annual facility fee of $27,500, a fee of .25% on the unused balance of the line of credit, various restrictive covenants and requirements to maintain certain financial ratios. Borrowings under the line of credit are guaranteed by Safeguard in exchange for a one-time fee of $27,500 and an amount equal to 4.5% per annum of the daily-weighted average principal balance outstanding under the line of credit.  The renewed agreement now has only one financial covenant related to tangible net worth, which must be greater than $1 through June 30, 2004 and greater than ($2,000,000) thereafter.  As of March 31, 2005, $5.5 million was available under the line of credit.

In August 2003, we entered into a $3.0 million equipment financing agreement with GE Capital.  The loan principal amortizes ratably over a 33-month term. The borrowings under the equipment financing agreement were used for working capital purposes and bear interest at an annual rate of interest of 8.16%.  The agreement also provides for an incremental $2.0 million of financing availability upon reaching certain system placement objectives, various restrictive covenants, maintenance of certain financial ratios and a collateral monitoring fee of $5,000 per year.  In September 2003, the entire $3.0 million available under the financing agreement was borrowed.  As of March 31, 2005, $1.5 million of debt remains outstanding under this agreement with approximately $1.1 million of the debt classified as current and $0.4 million as long-term.

Borrowings under the equipment financing agreement with GE Capital are secured by substantially all of our assets. The agreement with GE Capital incorporates some of the restrictive covenants and certain other requirements of the Comerica revolving credit agreement, including any amendments granted by Comerica with respect to the incorporated covenants.  The agreement with GE Capital also includes a provision whereby a material adverse change to our financial condition could be considered an event of default.  We believe, however, based on current operations, committed borrowings and our $4.8 million cash balance as of March 31, 2005, that we will remain in compliance with our debt covenants over the next twelve months.

In June 2004, we entered into a master lease agreement with GE Capital for capital equipment financings of laboratory services related equipment.  During 2004, we financed $2.6 million of capital equipment under this arrangement, which was recorded as a capital lease obligation.  Each lease financing has a term of 36 months and provides for an early purchase option after 30 months at 26.6% of the cost of the equipment.

In January 2005, GE Capital approved additional equipment lease financings of up to $2.3 million under this master lease agreement for equipment leases during 2005, subject to execution of definitive documentation for each separate equipment lease and subject to GE Capital’s ongoing review of our financial condition at the time of each funding request.  These additional equipment lease financings have a term of 36 months for each equipment purchase and provide for an early purchase option by the Company after 24 months for a purchase price equal to 40.5% of the cost of the equipment.  As of March 14, 2005, the Company had financed $0.4 million of capital equipment under this line, which was recorded as a capital lease obligation.

The following table summarizes our contractual obligations and commercial commitments at March 31, 2005.  Our purchase obligations represent commitments primarily for the purchase of materials for the manufacture of our ACIS® units.

	Payment due by period
	(in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-Term Debt Obligations	$1,538	$845	$693	$—	$—
Capital Lease Obligations-Lab	2,826	789	2,037	—	—
Facility Obligations	235	235	—	—	—
Total	$4,599	$1,869	$2,730	$—	$—

We currently lease our corporate headquarters and manufacturing facility and our laboratory services facility under operating lease arrangements. The lease for the corporate headquarters and manufacturing facility expired in February 2005 and we exercised our option to extend the lease six months. The lease for the diagnostic services facility was entered into in May 2004 for a term of one year.  We have extended this lease until the end of August 2005.  We are in the process of identifying potential new locations to lease for our corporate headquarters, manufacturing and laboratory operations (including locations in which we could combine our headquarters and manufacturing facility with our laboratory facility and also expand our laboratory service offerings).  We expect that relocating our corporate headquarters and manufacturing facility and laboratory operations will require significant capital expenditures.

While we believe that our existing cash resources, the available $5.5 million revolving line of credit with Comerica bank and the $1.9 million of potential availability under our new equipment lease line with GE  (which remains subject to GE’s ongoing review of our financial condition at the time of each funding request) would be sufficient to satisfy the cash needs of our existing operations during the next twelve months (including a move of our existing operations to one or more new locations), we will require additional debt or equity financing to fund our planned expansion of our diagnostic service operations.  In addition, we may also require additional capital to fund our existing operations if we experience difficulty with locating and moving to new facilities or are not able to fully execute our business plans in 2005.  There can be no assurance that we will be able to obtain additional debt or equity financing when needed or on terms that are favorable to us and our stockholders.  Furthermore, if additional funds are raised through an equity or convertible debt financing, our stockholders may experience significant dilution.

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

At March 31, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

New Accounting Standards

Several new accounting standards have been issued that were adopted in 2004. None of these standards had a material impact on our financial position, results of operations, or liquidity. See Note 8 of the Notes to Condensed Consolidated Financial Statements.

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

We have incurred operating losses in every year since inception, and our accumulated deficit as of March 31, 2005 was $109 million.  Those operating losses are principally associated with the research and development of our ACIS® technology, the conducting of clinical trials, preparation of regulatory clearance filings, the development of our sales and marketing organization to commercialize the ACIS® and the capital investments we have made relating to our recently launched diagnostic services business.  Although leasing and sales of the ACIS® have been encouraging since we began the commercial distribution of the ACIS® in late 1999 and we have recently begun to provide a wide array of laboratory services, we may not be able to achieve profitable operations at any time in the future.

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

Our leases of our corporate headquarters and manufacturing facility and of our laboratory facility expire in August 2005 and we will be required to locate new facilities and make significant expenditures in relocating our operations.

We currently lease our corporate headquarters and manufacturing facility and our laboratory services facility under operating lease arrangements. The lease for the corporate headquarters and manufacturing facility expired in February 2005 and we exercised our option to extend the lease six months. The lease for the diagnostic services facility was entered into in May 2004 for a term of one year.  We have extended this lease until the end of August 2005.  We are currently in discussions with both landlords regarding extending these leases for a limited period of time, although there can be no assurance that we will be able to reach satisfactory arrangements with respect to any such extension.  We are also in the process of identifying potential new locations to lease for our corporate headquarters, manufacturing and laboratory operations (including locations in which we could combine our headquarters and manufacturing facility with our laboratory facility and also expand our laboratory service offerings).  However, we may not be able to locate a suitable facility or facilities prior to the expiration of our existing leases.

We may require additional financing to fund our existing operations and we will require additional financing for our planned expansion of our laboratory operations, and it is uncertain whether such financing will be available on favorable terms, if at all.

We currently believe that our existing cash resources, the available $5.5 million revolving line of credit with Comerica bank and the $1.9 million of potential availability under our new equipment lease line with GE  (which remains subject to GE’s ongoing review of our financial condition at the time of each funding request) will be sufficient to satisfy the cash needs of our existing operations during the next twelve months (including a move of our existing operations to one or more new locations).  However, we will require additional debt or equity financing to fund our planned expansion of our diagnostic service operations.  In addition, we have expended and will continue to expend substantial funds for research and development, clinical trials and manufacturing and marketing of our system and expanding our offerings of bioanalytical services.  We will need capital sooner than currently expected if our new business initiatives are not successful or we fail to achieve the level of revenues from applications and our other services in the time frame contemplated by our business plan.  In addition, we may also require additional capital to fund our existing operations if we experience difficulty with locating and moving to new facilities upon expiration of the terms of our existing real property leases.

Our present and future funding requirements will also depend on certain other external factors, including, among other things:

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

We do not know whether additional financing will be available on commercially acceptable terms when needed. In addition, our existing financing agreements contain covenants that prevent us from incurring additional debt (subject to limited exceptions) and prevent us from granting certain liens, claims or encumbrances on our assets.  As a result, we may need the consent of our existing lenders to obtain additional debt financing.  If adequate funds are not available or are not available on commercially acceptable terms, we might be required to delay, scale back or eliminate our planned expansion of our laboratory facilities, some or all of our development activities, new business initiatives, clinical studies or regulatory activities or to license to third parties the right to commercialize products or technologies that we would otherwise seek to commercialize ourselves.  If additional funds are raised through an equity or convertible debt financing, our stockholders may experience significant dilution.

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

We compete in a highly competitive industry. ACIS® was first released in 1997 for use in research as an imaging system for the detection of rare cellular events. The primary application was for the detection of cells which contained a marker used to distinguish possible cancerous cells in bone marrow. At that time, the most significant competition to the ACIS® for this application was use of manual microscopes and certain other cell-based techniques.  These other techniques include polymerase chain reaction (PCR), a technique used in clinical labs to detect DNA sequences, and flow cytometry, a technique used to analyze biological material through the detection of the light-absorbing or fluorescing properties of cells. A natural progression for Clarient and the ACIS® was to penetrate the manually intensive slide-based cancer testing market, with an initial focus on the breast cancer market. Companies such as DakoCytomation, Ventana and BioGenex have greater cancer-testing market share and stronger medical laboratory relationships than we do. They also have two of the critical system components needed to drive standardization—reagents and staining automation. Other imaging companies such as TriPath and Applied

Imaging are currently expanding into this market. Advancements in alternative cancer diagnostic tests and the development of new protein-based therapies will bring increased competition to this market segment, and such competition could adversely affect our operating results, cash flows and financial condition.

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

Because of their experience and greater research and development capabilities, our competitors might succeed in developing and commercializing technologies or products earlier and obtaining regulatory approvals and clearances from the FDA more rapidly than we can. Our competitors also might develop more effective technologies or products that are more predictive, more highly automated or more cost-effective, and that may render our technologies or products obsolete or non-competitive.

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

We believe that our continued success depends to a significant extent upon the efforts and abilities of our executive officers and our scientific and technical personnel, including the following individuals:

•                  Michael Cola, our Chairman;

•                  Ronald A. Andrews, our President and Chief Executive Officer;

•                  Stephen T. D. Dixon, our Executive Vice President and Chief Financial Officer;

•                  Heather Creran, our Executive Vice President and Chief Operating Officer — Diagnostic Services;

•                  Ken Bloom, M.D., our Chief Medical Director;

•                  Kenneth Bauer, Ph.D., our Vice President and Chief Science Officer;

•                  Karen Garza, our Vice President of Marketing and Strategic Initiatives;

•                  Jose de la Torre-Bueno, Ph.D., our Vice President and Chief Technology Officer; and

•                  David J. Daly, our Vice President of Sales.

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

Managed care providers typically contract with a limited number of clinical laboratories and then designate the laboratory or laboratories to be used for tests ordered by participating physicians. The majority of managed care testing is negotiated on a fee-for-service basis at a discount. Such discounts have historically resulted in price erosion and we expect that they will negatively impact our operating margins once we commence offering laboratory services to managed care organizations.

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

The use and disclosure of patient medical information is subject to substantial regulation by federal, state, and foreign governments.  For example, the Health Insurance Portability and Accountability Act of 1996, known as HIPAA, was enacted among other things, to establish uniform standards governing the conduct of certain electronic health care transactions and to protect the security and privacy of individually identifiable health information maintained or transmitted by health care providers, health plans and health care clearinghouses.  We are currently required to comply with two standards under HIPAA. We must comply with the Standards for Electronic Transactions, which establish standards for common health care transactions, such as claims information, plan eligibility, payment information and the use of electronic signatures; unique identifiers for providers, employers, health plans and individuals; security; privacy; and enforcement. We were required to comply with these Standards by October 16, 2003.  We also must comply with the Standards for Privacy of Individually Identifiable Information, which restrict our use and disclosure of certain individually identifiable health information. We were required to comply with the Privacy Standards by April 14, 2003.  We are also required to implement certain security measures to safeguard certain electronic health information.  In addition, CMS recently published a final rule, which will require us to adopt a Unique Health Identifier for use in filing and processing health care claims and other transactions by May 23, 2007.  While the government intended this legislation to reduce administrative expenses and burdens for the health care industry, our compliance with this law may entail significant and costly changes for us. If we fail to comply with these standards, we could be subject to criminal penalties and civil sanctions.

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

•                  securities analysts may decrease or cease coverage of Clarient; and

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Historically, we have invested excess cash in short-term debt securities that are intended to be held to maturity.  These short-term investments typically have various maturity dates which do not exceed one year.  We had no short-term investments as of March 31, 2005.

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

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our  management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

In February 2004, we filed suit against Applied Imaging Corporation. The lawsuit, filed in the United States District Court for the Southern District of California, asserted that Applied Imaging’s ARIOL SL-50 system infringes upon three of our patents.  In April 2004, we amended our original claim against Applied Imaging Corporation to include infringement upon another patent as well as counts of copyright infringement, trade dress infringement, federal unfair competition/false designation of origin, common law unfair competition, and California unfair competition.  Applied Imaging filed a response and a countersuit in the United States District Court for the Southern District of California asserting that Clarient infringed upon one of its patents and asserted that we intentionally interfered with Applied Imaging’s business relationships, misappropriation of valuable trade secrets, and unfair business practices and competition.  The parties entered into a settlement agreement in March 2005.  Under the terms of the settlement, Clarient and Applied Imaging granted each other non-exclusive, worldwide licenses allowing use of their respective brightfield and fluorescent microscopy patent portfolios for pathology applications.  Also, as part of the agreement, Clarient will assume non-exclusive distribution rights to Applied Imaging’s flagship AriolÒ pathology workstation for select applications in drug discovery and development.

On April 6, 2005, Psyche Systems Corporation commenced an arbitration against Clarient based on Clarient’s alleged breach of a June 1, 2004 contract for the license and implementation of a software system. Psyche contends that Clarient is liable for approximately $158,000 in outstanding payments allegedly due under the contract and for future maintenance and support payments. Prior to implmentation of the software, Clarient notified Psyche Systems that the software would not work for its intended purposes and that it did not intend to utilize the software. While we believe we have defenses to Psyche System’s claims, the outcome of this arbitration is uncertain, and we may be required to pay contract damages to Psyche Systems if an arbitration award is entered against us.

The Company is not otherwise a party to any other legal proceedings, the adverse outcome of which, individually or in the aggregate, management believes would have a material adverse effect on the business, financial condition or results of operations of the business.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to the Company by a vote of the security holders during the first quarter ended March 31, 2005.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description
3.1	Certificate of Ownership and Merger dated March 15, 2005 (a)
10.1	Third Amendment to Loan Agreement dated January 31, 2005 between the Company and Comerica Bank (b)
10.2	Employment Letter dated as of February 28, 2005 between the Company and David J. Daly (b)+
10.3	Consulting Agreement dated as of April 8, 2005 between the Company and Dr. Richard Cote (c)+
31.1	Certifications pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a) for Ronald A. Andrews. (*)
31.2	Certifications pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a) for Stephen T. D. Dixon. (*)
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Ronald A. Andrews. (*)
32.2	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Stephen T. D. Dixon. (*)

(*)	Filed herewith.

(a)	Filed on March 17, 2005 as an exhibit to the Company’s Current Report on Form 8-K and incorporated by reference.

(b)	Filed on March 15, 2005 as an exhibit to the Company’s Annual Report on Form 10-K and incorporated by reference.

(c)	Filed on April 15, 2005 as an exhibit to the Company’s Current Report on Form 8-K and incorporated by reference.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLARIENT, INC.

DATE: MAY 6, 2005	BY:	/s/ Ronald A. Andrews
Ronald A. Andrews
President and Chief Executive Officer

DATE: MAY 6, 2005	BY:	/s/ Stephen T. D. Dixon
Stephen T.D. Dixon
Executive Vice President and Chief Financial Officer