Form 10-Q
period 2005-06-30
CHROMAVISION MEDICAL SYSTEMS INC
filed 2005-08-08
CIK 1038223

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒                                           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2005

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

Yes ☐        No ☒

As of July 31, 2005 there were 51,811,738 shares outstanding of the Registrant’s Common Stock, $0.01 par value.

CLARIENT, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
Item 1.

CLARIENT, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2005	2004
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$3,527	$10,045
Accounts receivable, net of allowance for doubtful accounts of $180 (Instrument Systems and Other)	2,102	1,387
Accounts receivable, net of allowance for doubtful accounts of $329 (Diagnostic Services)	2,956	1,273
Net investment in sales type leases	54	—
Other receivable	127	90
Other	446	438
Total current assets	9,212	13,233
Property and equipment, net of accumulated depreciation	5,526	6,084
Patents, net of accumulated amortization	678	743
Net investment in sales type leases	247	—
Other	142	97
Total assets	$15,805	$20,157

Liabilities and Stockholders’ Equity

Current liabilities:
Revolving line of credit	$2,000	$—
Accounts payable	1,650	1,566
Accrued payroll	1,308	1,148
Accrued liabilities	1,344	1,138
Current maturities of long-term debt, including capital lease obligations	2,319	2,031
Total current liabilities	8,621	5,883
Long-term debt, including capital lease obligations	1,774	2,386
Commitments and contingencies
Stockholders’ equity:
Series C convertible preferred stock, $0.01 par value, authorized 200,000 shares, none issued and outstanding	—	—
Common stock $0.01 par value, authorized 100,000,000 shares, issued and outstanding 51,805,151 shares in 2005 and 51,590,448 in 2004	518	516
Additional paid-in capital	117,750	117,481
Accumulated deficit	(112,287)	(105,483)
Deferred compensation	(526)	(576)
Accumulated other comprehensive loss	(45)	(50)
Total stockholders’ equity	5,410	11,888
Total liabilities and stockholders’ equity	$15,805	$20,157

See accompanying notes to condensed consolidated financial statements.

CLARIENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:
Diagnostic services	$2,639	$169	$4,526	$169
Instrument systems and other	2,570	2,222	4,690	4,153
Total revenue	5,209	2,391	9,216	4,322
Cost of revenue:
Diagnostic services	2,040	146	3,873	146
Instrument systems and other	647	985	1,288	1,911
Total cost of revenue	2,687	1,131	5,161	2,057
Gross profit	2,522	1,260	4,055	2,265
Operating expenses:
Selling, general and administrative	3,082	3,985	6,111	6,833
Diagnostic services administration	1,548	1,095	2,971	1,509
Research and development	788	1,300	1,715	2,329
Total operating expenses	5,418	6,380	10,797	10,671
Loss from operations	(2,896)	(5,120)	(6,742)	(8,406)
Other expense	(35)	(17)	(62)	(77)
Loss before income taxes	(2,931)	(5,137)	(6,804)	(8,483)
Income taxes	—	—	—	—
Net loss	$(2,931)	$(5,137)	$(6,804)	$(8,483)
Basic and diluted net loss per common share	$(0.06)	$(0.10)	$(0.13)	$(0.18)
Weighted average number of common shares outstanding	51,763,447	49,604,370	51,748,212	48,121,767

See accompanying notes to condensed consolidated financial statements.

CLARIENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands, except share and per share amounts)

(Unaudited)

	Six Months Ended June 30,
	2005	2004

Cash flows from operating activities:
Net loss	$(6,804)	$(8,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,496	1,451
Non-cash compensation charges	257	502
Reserve for bad debt	234	—

Changes in operating assets and liabilities:
Accounts receivable, net (Instrument Systems & Other)	654	95
Accounts receivable, net (Diagnostic Services)	(3,286)	—
Other receivable	(37)	422
Net investment in sales type leases	(301)	—
Other assets	(53)	(190)
Accounts payable	84	1,077
Accrued payroll	160	622
Accrued liabilities	216	169
Net cash used in operating activities	(7,380)	(4,335)

Cash flows from investing activities:
Additions to patents	(6)	(139)
Purchase of property and equipment	(908)	(1,346)
Net cash used in investing activities	(914)	(1,485)

Cash flows from financing activities:
Proceeds from exercise of stock options	64	68
Repayments on long-term debt, including capital lease obligation	(1,011)	(503)
Borrowings on long-term debt, including capital lease obligation	717	—
Borrowings on revolving line of credit	2,000	—
Issuance of common stock	—	26,000
Offering costs	—	(1,547)
Net cash provided by financing activities	1,770	24,018

Effect of exchange rate changes on cash and cash equivalents	6	2

Net increase (decrease) in cash and cash equivalents	(6,518)	18,200

Cash and cash equivalents at beginning of period	10,045	1,699

Cash and cash equivalents at end of period	$3,527	$19,899

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

Stock Options

Pro forma information, which assumes the Company had accounted for stock options granted under the fair value method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-based Compensation,” is presented below.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The Company’s historical and pro forma net loss per share for the three and six month periods ended June 30, 2005 and 2004 and the per share weighted-average fair value of options granted for the three and six months ended June 30, 2005 and 2004 are as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Consolidated net loss attributable to common stock:
As reported	$(2,931)	$(5,137)	$(6,804)	$(8,483)
Add: Stock-based employee compensation expense included in net loss	136	145	257	328
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(495)	(536)	(960)	(1,025)
Pro forma net loss.	$(3,290)	$(5,528)	$(7,507)	$(9,180)

Net loss per share – Basic and diluted:
As reported	$(0.06)	$(0.10)	$(0.13)	$(0.18)
Pro forma	$(0.06)	$(0.11)	$(0.14)	$(0.19)

Per share weighted-average fair value of stock options granted.	$0.92	$1.44	$0.95	$1.97

The following assumptions were used to determine the fair value of stock options granted using the Black-Scholes option-pricing model:

	2005	2004
Dividend yield	0.0%	0.0%
Volatility	100%	108%
Average expected option life	4 years	4 years
Risk-free interest rate	3.94%	3.55%

(2)  Net Loss Per Share

Basic and diluted loss per common share is calculated by dividing net loss by the weighted average common shares outstanding during the period.  Stock options and warrants to purchase an aggregate of 10,594,363 and 9,096,729 shares of common stock were outstanding at June 30, 2005 and 2004, respectively. These stock options and warrants outstanding were not included in the computation of diluted earnings per share because the Company incurred a net loss in all periods presented and hence, the impact would be anti-dilutive.

(3)  Patents

Patents with estimated useful lives are amortized over their respective estimated useful lives to their estimated residual values. The following table provides a summary of the Company’s patents with definite useful lives recorded as of June 30, 2005 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period in Years
Technology related	$1,183	$(506)	$677	10

The following table summarizes the future estimated annual pretax amortization expense for these assets (in thousands):

Fiscal Year
2005	$60
2006	120
2007	120
2008	120
2009 & thereafter	257
Total	$677

(4) Net Investment in Sales-Type Leases

The Company derives a portion of its revenues under leasing arrangements. Such arrangements provide for monthly payments covering the system sale, maintenance and interest. These arrangements meet the criteria to be accounted for as sales-type leases pursuant to Statement of Financial Accounting Standards No. 13, “Accounting for Leases.”  Accordingly, the system sale is recognized upon delivery of the system and acceptance by the customer.  Upon the recognition of revenue, an asset is established for the “investment in sales-type leases.”  Maintenance revenue and interest income are recognized monthly over the lease term.

The following lists the components of the net investment in direct financing and sales-type leases as of June 30, 2005 (in thousands):

Total minimum lease payments to be received	$422
Less: Amounts representing estimated maintenance costs including profit thereon, included in total minimum lease payments	(61)
Net minimum lease payments receivable	361
Less: Unearned income & interest	(60)
Net investment in sales-type leases	$301

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

(6)  Comprehensive Loss

The total comprehensive loss is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss	$(2,931)	$(5,137)	$(6,804)	$(8,483)
Foreign currency translation adjustment	1	(52)	6	2
Comprehensive loss	$(2,930)	$(5,189)	$(6,798)	$(8,481)

(7)  Business Segments

The Company currently operates primarily in two segments - “instrument systems and other” (which comprises the development, manufacture and marketing of an automated cellular imaging system designed to assist physicians in making critical medical decisions, including services to biopharmaceutical companies and other research organizations) and “diagnostic services” (which consists of the Company’s diagnostic laboratory services business).  The segments are determined based on product and/or services delivered to customer groups.  The Company’s chief operating decision maker is the Chief Executive Officer and President.  The chief operating decision maker allocates resources and assesses performance and other activities at the operating segment level.

Results from operations for our operating segments are as follows (in thousands):

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
	Diagnostic Services	Instrument Systems & Other	Total	Diagnostic Services	Instrument Systems & Other	Total
Total revenues	$2,639	$2,570	$5,209	$169	$2,222	$2,391

Cost of revenue	2,040	647	2,687	146	985	1,131
Gross profit	$599	$1,923	$2,522	$23	$1,237	$1,260
Selling, general and administrative (including diagnostic services administration)			4,630			5,080
Research and development			788			1,300
Loss from operations			$(2,896)			$(5,120)
Other expense			(35)			(17)
Net loss			$(2,931)			$(5,137)

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
	Diagnostic Services	Instrument Systems & Other	Total	Diagnostic Services	Instrument Systems & Other	Total
Total revenues	$4,526	$4,690	$9,216	$169	$4,153	$4,322

Cost of revenue	3,873	1,288	5,161	146	1,911	2,057
Gross profit	$653	$3,402	$4,055	$23	$2,242	$2,265
Selling, general and administrative (including diagnostic services administration)			9,082			8,342
Research and development			1,715			2,329
Loss from operations			$(6,742)			$(8,406)
Other expense			(62)			(77)
Net loss			$(6,804)			$(8,483)

	June 30,2005	December 31,2004
Identifiable assets
Diagnostic Services	$9,314	$14,292
Instrument systems & other	6,491	5,865
Total assets	$15,805	$20,157

The following table represents business segment information by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue
United States	$5,081	$1,875	$9,084	$3,599
Europe (a)	128	516	132	723
Total revenue	$5,209	$2,391	$9,216	$4,322

Operating loss
United States	$(2,859)	$(5,204)	$(6,621)	$(8,362)
Europe (a)	(37)	84	(121)	(44)
Loss from operations	$(2,896)	$(5,120)	$(6,742)	$(8,406)

	June 30,2005	December 31,2004
Identifiable assets
United States	$15,758	$20,115
Europe (a)	47	42
Total assets	$15,805	$20,157

(a)  European operations represent business activities conducted primarily in Germany, Great Britain and France.

(8)  Recent Accounting Developments

Share-Based Payment

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”).  SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their consolidated financial statements.  The adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements.  SFAS No. 123(R) would have been effective beginning as of the first interim or annual reporting period beginning after June 15, 2005.  On April 14, 2005, the Securities Exchange Commission changed the effective date of most public companies for annual periods that begin after June 15, 2005.  The Company is in the process of determining the impact of the requirements of SFAS No. 123(R) which could have a material impact on its consolidated financial statements.

Inventory Costs

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” (“SFAS No. 151”), an amendment of Accounting Research Bulletin No. 43, Inventory Pricing.  SFAS No. 151 requires all companies to recognize a current-period charge for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. The statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This new standard will be effective for fiscal years beginning after June 15, 2005.  The Company is currently evaluating the effect that the accounting change will have on its financial position and results of operations.

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

Each of the purchasers in the March 2004 financing was granted a preemptive right to purchase its pro-rata share of 49.9% of any new equity securities issued on or prior to March 31, 2005.  Safeguard had previously been granted preemptive rights, which it waived in connection with the March 2004 financing (except to the extent that it purchased securities in the March 2004 transaction).  In connection with the March 2004 financing, the Company entered into a registration rights agreement with the purchasers in that financing, and the Company has registered the resale of shares issued in the March 2004 financing with the Securities and Exchange Commission.

Due to its beneficial ownership of approximately 56.3% of the Company’s outstanding common stock, Safeguard has the power to elect all of the directors of the Company.  The Company has given Safeguard contractual rights enabling it to exercise significant control over the Company.

(10)  Line of Credit

The Company currently has an $8.5 million revolving credit agreement with the Technology and Life Sciences Division of Comerica Bank-California, which expires on January 31, 2006 (the line of credit was increased from $5.5 million to $8.5 million in August 2005).  The borrowings under the line of credit will be used for working capital purposes and to provide a $3.0 million stand-by letter of credit to the landlord of our new facility and will bear interest at Comerica’s prime rate minus one-half percent. The agreement also includes an annual facility fee of $27,500 and various restrictive covenants and requirements to maintain certain financial ratios. The Company will pay Safeguard a periodic commitment fee of $15,000 and issue a warrant to purchase 50,000 shares of common stock for an exercise price of $2.00 per share as additional consideration for Safeguard’s $3.0 million increase in the guarantee.  The agreement has only one financial covenant related to tangible net worth, which required to be greater than ($2,000,000).  As of June 30, 2005, the Company was in compliance with its tangible net worth covenant.

(11)  Equipment and Financing

In August 2003, the Company entered into an agreement for an equipment financing line from General Electric Capital Corporation (“GE Capital”).  The equipment financing line provides for $3.0 million in immediate financing resources and an additional $2.0 million as the Company achieves certain system placement objectives. The loan principal amortizes ratably over the 33 month term. In September 2003, the Company borrowed $3.0 million at an interest rate of 8.16%.  These borrowings under the equipment financing agreement are being used for working capital purposes and are secured by substantially all of the assets of the Company.  The agreement also provides for various restrictive covenants, maintenance of certain financial ratios and a collateral monitoring fee of $5,000 per year.

The agreement also includes a provision whereby a material adverse change to the Company’s financial condition may be considered an event of default. The Company believes, however, based on current operations, committed borrowings and its $3.5 million cash balance as of June 30, 2005, that it will remain in compliance with its debt covenants over the next twelve months and that it is not probable that GE Capital will exercise the material adverse change clause as an event of default. The covenants in the equipment financing agreement incorporate the restrictive covenants and certain other requirements of the Comerica revolving credit agreement described in Note 10, including any subsequent waivers or amendments granted by Comerica.   As of June 30, 2005, the debt balance outstanding is $1.3 million of which $1.2 million is classified as current and $0.1 million as long-term.

In June 2004, the Company entered into a master lease agreement with GE Capital for capital equipment financings of diagnostic services (laboratory) related equipment.  During 2004, the Company financed $2.6 million of capital equipment under this arrangement, which was recorded as a capital lease obligation.  Each lease financing has a term of 36 months and provides for an early purchase option by the Company after 30 months at 26.6% of the cost of the equipment.  As of June 30, 2005, the Company had financed $2.2 million of capital equipment, which was recorded as a capital lease obligation.   Approximately $1.0 million of this balance is classified as current and $1.2 million as long-term.

In January 2005, GE Capital approved additional equipment lease financings of up to $2.3 million under this master lease agreement for equipment leases during 2005, subject to execution of definitive documentation for each separate equipment lease and subject to GE Capital’s ongoing review of the Company’s financial condition at the time of each funding request.  These additional equipment lease financings have a term of 36 months for each equipment purchase and provide for an early purchase option by the Company after 24 months for a purchase price equal to 40.5% of the cost of the equipment.  As of June 30, 2005, the Company had financed $0.7 million of capital equipment under this line, which was recorded as a capital lease obligation.  Approximately $0.2 million of this balance is classified as current and $0.5 million as long-term.

The debt and capital lease obligations as of June 30, 2005 are as follows (in thousands):

Fiscal Year:
2005	$1,163
2006	1,872
2007	977
2008	81
Total	4,093
Less: current portion	(2,319)
Debt and capital lease obligation, excluding current portion	$1,774

(12)  Subsequent Events

Distribution and Development Agreement with DAKO

On July 18, 2005, the Company entered into a distribution and development agreement with DakoCytomation Denmark A/S, a Danish company that provides system solutions for cancer diagnostics and cell analysis worldwide (“DAKO”).  Under the terms of the agreement, DAKO will distribute and market the Company’s ACIS II system and related software.  The distribution arrangement is exclusive on a worldwide basis in research and clinical markets, and non-exclusive with respect to biotechnology and pharmaceutical companies (and their academic research partners).  The agreement has a five year initial term.

DAKO has agreed to order a minimum of 40 ACIS II systems per contract year (15 in the first year), subject to certain adjustments.  DAKO has also agreed to invest research and development funds toward a future ACIS device and related software, and such products would also be subject to the terms of the agreement.  The Company will own all intellectual property created under the agreement that is related to image analysis and execution thereof, and DAKO will own all intellectual property created under the agreement that is related to DAKO’s specific implementation of the products or integration of the products with a product supplied by DAKO.  Such intellectual property will be cross-licensed from one party to the other.  In the event the Company fails to supply ACIS systems as set forth in the agreement, DAKO will have the right and license to manufacture the ACIS systems for that purpose, for a reduced fee.

Systems sold under this agreement will be recognized when title and risk of ownership have been transferred to DAKO.  Revenue recognized from research and development fees (including milestone payments) will be recorded on the “Contingency-Adjusted Performance Model,” which requires deferral of revenue until such time as contract milestone requirements have been met and cash has been received from DAKO.

Lease Agreement for New Office, Warehouse and Laboratory Facility

The Company currently leases separate facilities for its principal executive offices and laboratory operations, and each of these leases expires within the next six months.  On July 20, 2005, the Company entered into a ten-year lease agreement for a lease of a mixed-use building with approximately 78,000 square feet in Aliso Viejo, California.

The Company’s executive offices and laboratory will be combined into the Aliso Viejo facility.  The Company expects to occupy the building at lease commencement beginning December 1, 2005, with initial monthly rental payments of $39,000.  Monthly rental payments will increase to $85,700 and $117,500 on June 1, 2006 and December 1, 2008, respectively.

As a security deposit for this lease, the Company will provide the landlord an irrevocable stand-by letter of credit in the amount of $3,000,000, decreasing over time beginning in the fourth year of the term. The Company may sublease the space, subject to certain consents and recapture provisions, and has an option to extend the lease term for up to two additional five-year periods.

Amendment to Comerica Facility and Reimbursement Agreement with Safeguard

In July 2005, the Company amended its revolving credit agreement with Comerica to increase the line from $5.5 million to $8.5 million.  The additional $3.0 million of facility is to be used for a stand-by letter of credit to be provided to the landlord of our new facility.  This additional commitment has the same terms and conditions as the current Comerica agreement including the guaranty of Safeguard Scientifics.  The Company will pay Safeguard a periodic commitment fee of $15,000 and issue a warrant to purchase 50,000 shares of common stock for an exercise price of $2.00 per share as additional consideration for Safeguard’s guarantee of the increased amount.  Other terms of the arrangement including rate of interest and payment terms remain the same.  As of July 31, 2005, the Company had $2.0 million outstanding on this line of credit.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industries in which we operate and other matters, as well as management’s beliefs and assumptions and other statements regarding matters that are not historical facts.  These statements include, in particular, statements about our plans, strategies and prospects. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Our forward-looking statements are subject to risks and uncertainties.  Factors that might cause actual results to differ materially, include, but are not limited to, the Company’s ability to continue to expand its offerings of cancer diagnostic laboratory services, biopharma services and in-sourcing of the Company’s Access remote pathology program, the Company’s ability to successfully move into an alternative site for its corporate headquarters and diagnostic laboratory upon expiration of the Company’s current leases relating to those sites, the performance and acceptance of the Company’s instrument systems in the market place, the Company’s ability to expand and maintain a successful sales and marketing organization, continuation of favorable third party payer reimbursement for tests performed using the Company’s system and for other diagnostic tests, the ability to obtain additional financing for its business on favorable terms or at all, unanticipated expenses or liabilities or other adverse events affecting cash flow, uncertainty of success in developing any new software applications, the Company’s ability to successfully sell instruments under its distribution and development agreement with DAKO, failure to obtain FDA clearance or approval for particular applications, the Company’s ability to compete with other technologies and with emerging competitors in cell imaging and dependence on third parties for collaboration in developing new tests and in distributing the Company’s systems and tests performed on the system, and those risks which are discussed in “Risk Factors” below.  Many of these factors are beyond our ability to predict or control.  In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance.  All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by this cautionary statement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.  In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not occur.

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

The initial objective of our service strategy had been to support the expansion of the Access remote pathology program for community pathologists, a large customer segment.  The focus of the development of the ACIS® technology platform has been to assist our customers in their diagnosis and treatment of cancer.  We are now exploring numerous ways to leverage our relationship with our customers to better serve their needs and expand revenue opportunities in doing so.  A logical extension of the remote pathology technical services has been the recent introduction of other esoteric tests and related professional diagnosis that support the oncology services marketplace.  In order to perform these expanded services, we underwent a rigorous California state inspection process and obtained a California laboratory license in November 2004.  We are now able to provide a broad spectrum of other laboratory services, which include flow cytometry, molecular diagnostics including PCR (polymerase chain reaction), analysis of tumors of unknown origin, expanded services for immunohistochemistry and cytogenetics.  In 2004, we launched our Access technical services and the broad complement of additional cancer diagnostic tests in our dedicated laboratory facility in Irvine, California and we plan on relocating the facility to Aliso Viejo, California.  We are licensed to perform services in all states but New York state, although we have completed the New York state inspection process and aim to be licensed there by year end 2005.

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

In July 2005, we entered into a distribution and development agreement with DAKOCytomation Demark A/S, (“DAKO”), a Danish company recognized as a worldwide leader in diagnostic pathology testing services.  Under the agreement, DAKO will become the exclusive distributor of the ACIS system to the clinical marketplace, which includes local hospitals and pathology practices.  DAKO will also provide funding for the development milestones achieved through enhancing and adding new features to the ACIS® system.  The Company believes that this program will improve the long-term prospects for the placement of systems in the United States and overseas.

A very important driver of our success in the future will also be our ability to develop new diagnostic tests on the ACIS®, duplicating the success and market penetration that has been achieved within the breast cancer markets. Working in collaboration with top-tier pharmaceutical companies, we are developing diagnostic tests and related assays that will target new cancer therapies to those patients most likely to benefit from their use.  We believe the increasing shift towards an aging U.S. population, a group in which cancer incidence is greatest, the large pipeline of targeted cancer therapies in various stages of clinical study, and the increasingly high cost of these drugs will result in a large and ripe market for proven diagnostic tests.  Our future success will rest on our ability to develop and introduce these tests using our proprietary imaging technology and to expand our installed base of clinical system placements in the marketplace.

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

Revenue for Diagnostic Services is recognized at the time of completion of services at amounts equal to the contractual rates allowed from third parties including Medicare, insurance companies and, to a small degree, private patients.  These expected amounts are based both on Medicare allowable rates and our collection experience with other third party payors.  Because of the requirements and nuances of billing for laboratory services, we may invoice these parties amounts that are greater than those allowable for payment.  These differences are described as contractual discounts.  As noted, however, it is only the expected payment from these parties which is net of these contractual discounts that is recorded as revenue.

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

Revenue on system sales is recognized upon acceptance by the customer, which at times may be subsequent to a testing and evaluation period.  Systems sold under a leasing arrangement are accounted for as sales-type leases pursuant to SFAS No. 13, “Accounting for Leases,” if applicable.  We recognize the net effect of these transactions as a sale because of the bargain purchase option granted to the lessee.

Three Months Ended June 30, 2005 Compared with Three Months Ended June 30, 2004

Revenue

Diagnostic services.  Revenue for the quarter ended June 30, 2005 was $2.6 million.  This amount compares to $169,000 in laboratory services revenue in the second quarter of 2004 when we first began our laboratory operations.  In generating this revenue, we provided services for more than 6,400 patient cases at an average revenue per case of $409 for the quarter ended June 30, 2005.  The majority of tests performed in our laboratory were related to breast cancer testing and substantially one primary CPT code although the mix of tests has been increasingly shifting to several new tests that we started providing after receipt of our California laboratory license in November 2004.  This shift could change the average revenue per test in the future depending on the complexity of service associated with these new tests.  We anticipate that diagnostic services revenues will  continue to increase throughout 2005 because we are now able to offer a more comprehensive suite of advanced cancer diagnostic tests.

Instrument systems and other.  Revenue for this segment, which includes fee-per-use and system sale revenue, for the quarter ended June 30, 2005 was $2.6 million, an increase of approximately $0.4 million or 16% over the quarter ended June 30, 2004.  This was due primarily to an increase in system sale revenue, which increased $0.7 million from $0.8 million for the quarter ended June 30, 2004 to $1.5 million for the quarter ended June 30, 2005 due to the sale of 14 ACIS® systems as compared to 5 ACIS® systems in the second quarter of 2004.  This improvement was offset in part by a decline in fee-per-use revenue of $0.4 million from $1.4 million for the quarter ended June 30, 2004 to $1.0 million for the quarter ended June 30, 2005.  This decline was caused by a reduction in the aggregate number of ACIS® placements as a result of customers electing to purchase their equipment following the expiration of their lease.  We expect revenue from the sale of systems to increase as a result of our distribution arrangement with DAKO (pursuant to which DAKO has agreed to order a minimum of 15 ACIS II systems in the first year and a minimum of 40 ACIS II systems in subsequent years) and as a result of our own expanded sales force and marketing efforts to biotechnology and pharmaceutical companies (and their academic research partners).

Cost of revenue

Diagnostic services.  Cost of revenue for the quarter ended June 30, 2005 was $2.0 million as compared to $0.1 million for the quarter ended June 30, 2004, when we commenced offering diagnostic laboratory services.  Costs were approximately 77% of Diagnostic Services revenue. These costs include the laboratory personnel, depreciation on equipment, laboratory supplies and other direct costs such as shipping that were required to support the launch and service of this operation.  We believe that as the diagnostic services operation increases in size throughout 2005, margins for this business will increase to target levels of approximately 40%. However, depending on the pace of the revenue increase for these services it may take anywhere from two to four quarters or longer for us to begin realizing margins of this magnitude.

Instrument systems and other.  Cost of revenue was $0.6 million for the quarter ended June 30, 2005.  This amount is $0.4 million or 34% less than the $1.0 million cost in the quarter ended June 30, 2004.  The cost of revenue primarily consists of cost for manufacturing the ACIS®, which includes the cost for direct material, labor costs, and manufacturing overhead, and direct customer support costs. For fee-per-use revenue, the cost of the ACIS® is depreciated over a three-year time period and for a system sale or sales-type lease the entire cost of the ACIS® system is recognized at the time of sale. Gross margins for Instrument Systems were 75% in 2005 as compared to 55% in 2004.  The improvement was due primarily to lower costs of sale for sold systems, which in many cases were refurbished older systems.  The increase in gross margins was also due to lower costs of field service.  We expect that margins for the remainder of 2005 will be similar to those achieved in the most recent quarter from the sale of systems by the Company in non-exclusive markets such as to pharmaceutical companies.  We expect that the margins for systems sold through the DAKO distribution agreement will be lower as a result of the pricing terms of our arrangement with DAKO, although we anticipate an increase in the number of systems sold.

Operating and Other Expenses

Selling, general and administrative expenses.  These expenses for the three months ended June 30, 2005 decreased approximately $0.9 million, or 23%, in comparison to the comparable period in 2004. The decrease was due to higher expenses in the prior year related to various legal costs, non-cash compensation charges related to stock options and restricted stock, outside consulting costs for interim CEO management services, and the reduction in personnel as a result of the fourth quarter 2004 workforce reduction.  We anticipate that these costs will increase in the future with the addition of sales resources to support our projected increase in service revenues.

Diagnostic services administration. These costs totaled $1.5 million for the quarter ended June 30, 2005 and included the costs of senior medical staff, senior operations personnel, collection costs, consultants and legal resources to facilitate implementation of this new operation.  This amount is $0.4 million, or 41%, higher than $1.1 million in the quarter ended June 30, 2004.  In 2005, these costs are expected to continue to increase relative to the prior year because there will be twelve full months of costs compared to approximately eight in 2004 and because of higher collection costs on an anticipated increase in revenue.  Collection costs are incurred from a third party billing and collection company that we have engaged to perform these services because of the high degree of technical complexity and knowledge required to effectively perform these operations.  These costs are incurred as a percentage of amounts collected.  In the future, we will consider directly providing these services but have no plans to do so in 2005.

Research and development expenses.  Expenses for the three months ended June 30, 2005 decreased by approximately $0.5 million or 39%, in comparison to the comparable period in 2004. This decrease was primarily attributable to the reduction in personnel that resulted from our fourth quarter 2004 workforce reduction.  We expect these costs to increase over the next several quarters to support the new development activity contemplated in our distribution and development agreement with DAKO.  A portion of these expenses will be funded by DAKO under the terms of our distribution and development agreement. These new development activities, which are intended to produce features that could expand the volume of clinical tests supported by ACIS and increase the utility of the ACIS as a tool for researchers, are important to increasing clinical system test volume, expanding the number of clinical system placements, and increasing research system sales.

Other expense.  Other expense for the three months ended June 30, 2005 totaled $35,000, compared to $17,000 for the comparable period in 2004, and consisted of approximately $50,000 of interest expense offset by approximately $15,000 of interest income.  The interest expense is due primarily to the borrowings under our $3.0 million equipment financing agreement and other equipment financing lines, which began accruing in September 2003.  The $15,000 of interest income for the first quarter of 2005 compares to $50,000 of interest income for the comparable period of 2004.  The decrease in interest income is primarily the result of lower cash balances in the second quarter of 2005 compared to the second quarter of 2004.

Six Months Ended June 30, 2005 Compared with Six Months Ended June 30, 2004

Revenue

Diagnostic services.  Revenue for the six months ended June 30, 2005 was $4.5 million.  There is no significant comparable figure for the six months ended June 30, 2004, as we commenced providing these services second quarter of 2004. In generating this revenue, we provided services for approximately 11,200 patient cases at an average revenue per case of $405 for the six months ended June 30, 2005.  The majority of tests performed in our laboratory were related to breast cancer testing and substantially one primary CPT code although the mix of tests has been increasingly shifting to several new tests that we started providing after receipt of our California laboratory license in November 2004.  This shift could change the average revenue per test in the future depending on the complexity of service associated with these new tests.  We anticipate that diagnostic services revenues will continue to increase throughout 2005 because we are now able to offer a more comprehensive suite of advanced cancer diagnostic tests.

Instrument systems and other.  Revenue for this segment, which includes fee-per-use and system sale revenue, for the six months ended June 30, 2005 was $4.7 million, an increase of approximately $0.5 million or 13% over the six months ended June 30, 2004.  This was due primarily to an increase in instrument systems revenue, which increased $1.2 million from $1.1 million for the six months ended June 30, 2004 to $2.3 million for the six months ended June 30, 2005 due to the sale of 24 ACIS® systems as compared to 8 ACIS® systems in the first half of 2004.  This improvement was offset in part by a decline in fee-per-use revenue of $0.7 million from $3.0 million for the six months ended June 30, 2004 to $2.3 million for the six months ended June 30, 2005.  This decline was caused by a reduction in the aggregate number of ACIS® placements as a result of customers electing to purchase their equipment following the expiration of their lease.  We expect revenue from sales of systems to increase as a result of our distribution arrangement with DAKO (pursuant to which DAKO has agreed to order a minimum of 15 ACIS II systems in the first year and a minimum of 40 ACIS II systems in subsequent years) and as a result of our own expanded sales force and marketing efforts to biotechnology and pharmaceutical companies (and their academic research partners).

Cost of revenue

Diagnostic services.  Cost of revenue for the six months ended June 30, 2005 was $3.9 million. There is no significant comparable figure for the six months ended June 30, 2004, as these services commenced late in the second quarter of 2004.  Costs were approximately 86% of Diagnostic Services revenue.  These costs include the laboratory personnel, depreciation on equipment, laboratory supplies and other direct costs such as shipping that were required to support the launch and service of this operation.  We believe that as the diagnostic services operation increases in size throughout 2005, margins for this business will increase to target levels of approximately 40%. However, depending on the pace of the revenue increase for these services it may take anywhere from two to four quarters or longer for us to begin realizing margins of this magnitude.

Instrument systems and other.  Cost of revenue was $1.3 million for the six months ended June 30, 2005.  This amount is $0.7 million or 33% less than the $2.0 million cost in the six months ended June 30, 2004.  The cost of revenue primarily consists of cost for manufacturing the ACIS®, which includes the cost for direct material, labor costs, and manufacturing overhead, and direct customer support costs. For fee-per-use revenue, the cost of the ACIS® is depreciated over a three-year time period and for a system sale or sales-type lease the entire cost of the ACIS® system is recognized at the time of sale. Gross margins for Instrument Systems were 73% in 2005 as compared to 52% in 2004.  The improvement was due primarily to lower costs of sale for sold systems, which in many cases were refurbished older systems.  The increase in gross margins were also due to lower costs of field service.  We expect that margins for the remainder of 2005 will be consistent with those achieved in the most recent quarter from the sale of systems in non-exclusive markets such as to pharmaceutical companies.  We expect that the margins for systems sold through the DAKO distribution agreement will be lower as a result of the pricing terms of our arrangement with DAKO, although we anticipate an increase in the number of systems sold.

Operating and Other Expenses

Selling, general and administrative expenses.  These expenses for the six months ended June 30, 2005 decreased approximately $0.7 million, or 11%, in comparison to the comparable period in 2004.  The decrease was due to higher expenses in the prior year related to various legal costs, non-cash compensation charges related to stock options and restricted stock, outside consulting costs for interim CEO management services, and the reduction in personnel as a result of the fourth quarter 2004 workforce reduction.  We anticipate that these costs will increase in the future with the addition of sales resources to support our projected increase in service revenues.

Diagnostic services administration. These costs totaled $3.0 million for the six months ended June 30, 2005 and included the costs of senior medical staff, senior operations personnel, collection costs, consultants and legal resources to facilitate implementation of this new operation.  This amount is $1.5 million, or 97%, higher than $1.5 million in the six months ended June 30, 2004.  In 2005, these costs are expected to continue to increase relative to the prior year because there will be twelve full months of costs compared to approximately eight in 2004 and because of higher collection costs on an anticipated increase in revenue.  Collection costs are incurred from a third party billing and collection company that we have engaged to perform these services because of the high degree of technical complexity and knowledge required to effectively perform these operations.  These costs are incurred as a percentage of amounts collected.  In the future, we will consider directly providing these services but have no plans to do so in 2005.

Research and development expenses.  Expenses for the six months ended June 30, 2005 decreased by approximately $0.6 million, or 26%, in comparison to the comparable period in 2004. This decrease for the six-month period is primarily attributable to the reduction in personnel that resulted from our fourth quarter 2004 workforce reduction.  We expect these costs to increase over the next several quarters to support the new development activity contemplated in our distribution and development agreement with DAKO. A portion of these expenses will be funded by DAKO under the terms of our distribution and development agreement.  These new development activities, which are intended to produce features that could expand the volume of clinical tests supported by ACIS and increase the utility of the ACIS as a tool for researchers, are important to increasing clinical system test volume, expanding the number of clinical system placements, and increasing research system sales.

Other expense.  Other expense for the six months ended June 30, 2005 totaled $62,000, compared to $77,000 for the comparable period in 2004, and consisted of approximately $111,000 of interest expense offset by approximately $49,000 of interest income.  The interest expense is due primarily to the borrowings under our $3.0 million equipment financing agreement and other equipment financing lines, which began accruing in September 2003.  The $49,000 of interest income for the six months of 2005 compares to $62,000 of interest income for the comparable period of 2004.  The decrease in interest income is primarily the result of lower cash balances in the first half of 2005 compared to the first half of 2004.

Factors that May Affect Future Results of Operations

The year 2000 was the first full year of commercial activity during which we focused primarily on marketing and sales of the ACIS system to large hospitals, academic research centers and pathology groups as our menu of capabilities performed with the ACIS expanded and gained commercial acceptance.  While we have made significant progress, we still face significant uncertainties, including those discussed below under “Risk Factors” and “Liquidity and Capital Resources,” which include our ability to achieve market acceptance of the ACIS, our ability to sell instruments under our distribution and development agreement with DAKO, our ability to ensure satisfactory reimbursement by Medicare and other third party insurance carriers under new billing codes which have been established for image analysis-based testing effective as of January 1, 2004 and our ability to execute on our business plan to provide additional laboratory and bioanalytical services.

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

A new CPT code appropriate for image analysis went into effect on January 1, 2004.  The interim rates established for this code in 2004 were subsequently amended on January 1, 2005.  Under the new code, the total Medicare reimbursement for ACIS-based procedures performed in physician offices or independent laboratories is approximately $168 per test, reflecting a technical component of approximately $100 and a professional component of approximately $68. The technical component involves preparation of the patient sample and running the test on the ACIS, while the professional component involves the physician’s reading and evaluation of the test results. The actual amount varies based upon a geographic factor index for each state and may be higher or lower than the amounts indicated above in particular cases based on one’s geographic location.  In southern California, for example, where Clarient’s technical services are currently performed, the reimbursement amount for technical services is approximately $118 per slide.

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

Liquidity and Capital Resources

At June 30, 2005, we had approximately $3.5 million of cash and cash equivalents, $1.6 million available under our equipment financing lines (subject to lessor approval of each funding request), and $3.5 million available under our revolving line of credit.  Cash used in operating activities was $7.4 million for the six months ended June 30, 2005 due primarily to our net loss of $6.8 million and increases in working capital requirements.  Cash used in investing activities of $0.9 million consisted of capital expenditures related primarily to purchases of new equipment for the diagnostic services laboratory.  Net cash provided from financing activities during the first six months of 2005 was $1.8 million due to borrowings of $2.7 million offset by debt payments of $1.0 million and the exercise of stock options of $0.1 million.

We currently lease our corporate headquarters and manufacturing facility and our laboratory services facility under separate operating lease arrangements. The lease for the corporate headquarters and manufacturing facility expires in February 2006. The lease for the laboratory services facility expires at the end of November 2005 (which we may be able to extend for a short period of time). In July 2005, we signed a lease for a new, single facility, and we intend to move our laboratory, manufacturing and administrative operations to this new facility.  The new facility lease has a term of 10 years beginning December 1, 2005 with two five-year renewal options.  We intend to begin occupying this facility on the

December 1, 2005 lease commencement date.  The build-out of this facility will require significant capital expenditures, currently estimated to approach a net cost of $5 million.

Our instrument systems business generates revenues from leases of the ACIS system to certain customers (pursuant to which those customers pay us on a “fee-per-use” basis for each time the instrument is used to perform a test) and from sales of our ACIS system.   Revenues from system leases are recognized over the lease term and revenues from system sales are recognized upon customer acceptance of the system.  While we expect to continue to derive revenues from leased systems that have already been placed with customers, we do not anticipate leasing a significant number of new ACIS systems on a going forward basis.  Instead, we expect that sales of our ACIS system to new customers will comprise the substantial majority of new system placements.  These sales will include sales of systems pursuant to our distribution arrangement with DAKO and direct sales by us in markets where our distribution arrangement with DAKO is not exclusive. The rate of capital expenditures as it relates to ACIS® equipment purchases has been lower than prior periods due to the slower pace of system placements.  However, as a result of our new distribution arrangement with DAKO, we expect sales of systems to increase during the remainder of 2005 and that the rate of related capital expenditures will also increase.  We also expect our research and development expenditures to increase with respect to development of a future ACIS system.  Expenses will be entirely funded by DAKO under the terms of our distribution and development arrangement.

In addition, because of the return of systems from certain accounts during 2004, we have an increase in the supply of returned equipment that is available for placement with new accounts in the future.  We believe that we will be able to place this supply of returned equipment with new customers over the next 12 months.

We believe that we have substantially all of the laboratory equipment that is required to support our operating activities for most of 2005 and that any significant additions to this equipment would be dependent on a substantial increase in diagnostic service activity during the latter half of the year.  We expect to fund any purchases of additional laboratory equipment from our $1.6 million equipment financing lease line.

In the past year, we have funded our operations and capital expenditure needs with the proceeds of debt and equity financings.  On March 25, 2004, we entered into a securities purchase agreement with a limited number of accredited investors pursuant to which we sold 10,500,000 shares of common stock, together with warrants to purchase an additional 1,575,000 shares of common stock at an exercise price of $2.75 per share, for an aggregate purchase price of $21.0 million.  The warrants issued in this transaction are exercisable for a period of four years after the date of issuance.  Safeguard acquired 3,750,000 shares of common stock and warrants to purchase 562,500 shares of common stock for an aggregate investment of $7.5 million.  In connection with the financing, we entered into a registration rights agreement giving the investors certain rights to have the purchased shares registered under the Securities Act of 1933, as amended, and a registration statement covering resales of these securities is currently in effect.

The Company currently has an $8.5 million revolving credit agreement with the Technology and Life Sciences Division of Comerica Bank-California, which expires on January 31, 2006. The line of credit was increased from $5.5 million to $8.5 million in July 2005.  The borrowings under the line of credit will be used for working capital purposes and to receive a $3.0 million stand-by letter of credit to be provided to the landlord of our new leased facility and will bear interest at Comerica’s prime rate minus one-half percent. The agreement also includes an annual facility fee of $27,500 and various restrictive covenants and requirements to maintain certain financial ratios. Borrowings under the line of credit are guaranteed by Safeguard in exchange for an annual fee of 0.5% of the amount guaranteed and an amount equal to 4.5% per annum of the daily-weighted average principal balance outstanding under the line of credit.  The Company has also agreed to issue a warrant to issue a warrant to Safeguard to purchase 50,000 shares of common stock for an exercise price of $2.00 per share as additional consideration for Safeguard’s guarantee.  The agreement has only one financial covenant related to tangible net worth, which is required to be greater than $ ($2,000,000).

In August 2003, we entered into a $3.0 million equipment financing agreement with General Electric Capital Corporation (“GE Capital”).  The loan principal amortizes ratably over a 33-month term. The borrowings under the equipment financing agreement were used for working capital purposes and bear interest at an annual rate of interest of 8.16%.  The agreement also provides for an incremental $2.0 million of financing availability upon reaching certain system placement objectives, various restrictive covenants, maintenance of certain financial ratios and a collateral monitoring fee of $5,000 per year.  In September 2003, the entire $3.0 million available under the financing agreement was borrowed.  As of June 30, 2005, $1.3 million of debt remains outstanding under this agreement with approximately $1.2 million of the debt classified as current and $0.1 million as long-term.

Borrowings under the equipment financing agreement with GE Capital are secured by substantially all of our assets. The agreement with GE Capital incorporates some of the restrictive covenants and certain other requirements of the Comerica revolving credit agreement, including any amendments granted by Comerica with respect to the incorporated covenants.  The agreement with GE Capital also includes a provision whereby a material adverse change to our financial condition could be considered an event of default.  We believe, however, based on current operations, committed borrowings and our $3.5 million cash balance as of June 30, 2005, that we will remain in compliance with our debt covenants over the next twelve months.

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

In January 2005, GE Capital approved additional equipment lease financings of up to $2.3 million under this master lease agreement for equipment leases during 2005, subject to execution of definitive documentation for each separate equipment lease and subject to GE Capital’s ongoing review of our financial condition at the time of each funding request.  These additional equipment lease financings have a term of 36 months for each equipment purchase and provide for an early purchase option by the Company after 24 months for a purchase price equal to 40.5% of the cost of the equipment.  As of June 30, 2005, the Company had financed $0.7 million of capital equipment under this line, which was recorded as a capital lease obligation.

While the financing sources described above have been sufficient to fund our ongoing operations and our new business initiatives (including the commencement and expansion of our laboratory operations) to date, we believe that we will require additional debt or equity financing to fund, among other things the planned expansion of our laboratory service operations, capital expenditures related to the build-out of our new facility (and expenses we will incur in moving our existing operations to that facility) and expenses associated with our anticipated increase in placements of our ACIS system through our distribution arrangement with DAKO. There can be no assurance that we will be able to obtain additional debt or equity financing when needed or on terms that are favorable to us and our stockholders.  Furthermore, if additional funds are raised through an equity or convertible debt financing, our stockholders may experience significant dilution.

The following table summarizes our contractual obligations and commercial commitments at June 30, 2005, including our new facility lease.

Contractual Obligations	Total	Less than 1 Year	1-3 Years	Over 3 Years
Line of Credit Obligations	$2,000	$2,000	$—	$—
Long-Term Debt Obligations	1,261	1,161	100	—
Capital Lease Obligations-Lab	2,832	1,158	1,674	—
Facility Obligations	13,245	614	2,096	10,535
Total	$19,338	$4,933	$3,870	$10,535

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

At June 30, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Our instrument business is highly dependent on the efforts of our distribution partners and on increased market acceptance of the ACIS®, and it is uncertain whether the ACIS® will achieve that acceptance.

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

Finally, our instrument systems business may ultimately depend on the success of our distribution and development arrangement with  DAKO. If DAKO is not successful, the marketability of our products and services may be limited and our technology could become underfunded and obsolete relative to new, emerging technologies of companies that have greater financial resources.

We have a history of operating losses, and our future profitability is uncertain.

We have incurred operating losses in every year since inception, and our accumulated deficit as of June 30, 2005 was $109 million.  Those operating losses are principally associated with the research and development of our ACIS® technology, the conducting of clinical trials, preparation of regulatory clearance filings, the development of our sales and marketing organization to commercialize the ACIS® and the capital investments we have made relating to our recently launched diagnostic services business.  Although leasing and sales of the ACIS® have been encouraging since we began the commercial distribution of the ACIS® in late 1999 and we have recently begun to provide a wide array of laboratory services, we may not be able to achieve profitable operations at any time in the future.

Because our operating expenses are likely to increase in the near term, we will need to generate significant additional revenue to achieve profitability. We expect to continue to incur losses as a result of the expansion of the laboratory services, ongoing research and development and clinical trial expenses, as well as increased sales and marketing expenses. We are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and then maintain profitability, the market value of our common stock will decline.

Our leases of our corporate headquarters and manufacturing facility and of our laboratory facility expire as soon as November 2005 and we will be required to relocate to a new facility and make significant expenditures in relocating our operations.

We currently lease our corporate headquarters and manufacturing facility and our laboratory services facility under operating lease arrangements. The lease for the corporate headquarters and manufacturing facility expired in February 2005 and we exercised our option to extend the lease twelve months. The lease for the diagnostic services facility expires November 2005.  We are currently in discussions with the laboratory landlord regarding extending the laboratory lease for a limited period of time, although there can be no assurance that we will be able to reach satisfactory arrangements with respect to any such extension.  We have identified a new location for our combined operations and have signed a ten-year lease, which contemplates occupancy beginning December 1, 2005.  The move to our new facility could create risk of business interruption and will require substantial capital investment.  There is no guarantee that we will be able to successfully complete this move to a new facility.

We will require additional financing for, among other things, planned expansion of our laboratory operations, capital expenditures and other costs, related to the move to a new facility and expenses associated with our anticipated  increase in placements of our ACIS systems, and it is uncertain whether such financing will be available on favorable terms, if at all.

We will require additional debt or equity financing to fund, among other things, our planned expansion of our diagnostic service operations and capital expenditures and other costs related to the new facility move and expenses associated with our anticipated increase in placements of our ACIS systems.  In addition, we have expended and will continue to expend substantial funds for research and development, clinical trials and manufacturing and marketing of our system and expanding our offerings of bioanalytical services.  We will also need additional capital if our new business initiatives are not successful or we fail to achieve the level of revenues from applications and our other services in the time frame contemplated by our business plan.

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

We have entered into and intend to continue to enter into corporate collaborations for the development of new applications, clinical collaborations with respect to tests using the ACIS® and strategic alliances for the distribution of the ACIS® and our other products, including products we may develop in the future. In July 2005, we entered into a distribution and development agreement with DAKO, which is exclusive in research and clinical markets and non-exclusive with respect to biotechnology and pharmaceutical companies (and their academic research partners).  We therefore, depend upon the success of DAKO to distribute our ACIS®products and perform their responsibilities under our collaborative arrangements. We cannot assure you that we will be able to enter into additional arrangements that may be necessary in order to develop and commercialize our products, or that we will realize any of the contemplated benefits from existing or new arrangements.

We do not have the ability to independently conduct the clinical trials required to obtain regulatory clearances for our applications. We intend to rely on third-party expert clinical investigators and clinical research organizations to perform these functions. If we cannot locate and enter into favorable agreements with acceptable third parties, or if these third parties do not successfully carry out their contractual obligations, meet expected deadlines or follow regulatory requirements, including clinical laboratory, manufacturing and good clinical practice guidelines, then we may be the subject of an enforcement action by the FDA or other regulatory bodies, and may be unable to obtain clearances for our products or to commercialize them on a timely basis, if at all.

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

We compete in a highly competitive industry. ACIS® was first released in 1997 for use in research as an imaging system for the detection of rare cellular events. The primary application was for the detection of cells which contained a marker used to distinguish possible cancerous cells in bone marrow. At that time, the most significant competition to the ACIS® for this application was use of manual microscopes and certain other cell-based techniques.  These other techniques include polymerase chain reaction (PCR), a technique used in clinical labs to detect DNA sequences, and flow cytometry, a technique used to analyze biological material through the detection of the light-absorbing or fluorescing properties of cells. A natural progression for Clarient and the ACIS® was to penetrate the manually intensive slide-based cancer testing market, with an initial focus on the breast cancer market. Companies such as DAKO, Ventana and BioGenex have greater cancer-testing market share and stronger medical laboratory relationships than we do. They also have two of the critical system components needed to drive standardization—reagents and staining automation. In July 2005, we entered into a distribution and development agreement with DAKO relating to our ACIS system, which is exclusive in research and clinical markets and non-exclusive with respect to biotechnology and pharmaceutical companies (and their academic research partners).  Other imaging companies such as TriPath and Applied Imaging are currently expanding into this market. Advancements in alternative cancer diagnostic tests and the development of new protein-based therapies will bring increased competition to this market segment, and such competition could adversely affect our operating results, cash flows and financial condition.

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

Neither the FDA nor any other governmental agency currently fully regulates the new in-house diagnostic laboratory services that we may develop and market to physicians, laboratory professionals and other medical practitioners. These tests are commonly referred to as “home brews.”  FDA maintains that it has the authority to regulate “home brews” under the Federal Food, Drug, and Cosmetic Act as medical devices, however, as a matter of enforcement discretion, has decided not to exercise its authority.  FDA is currently assessing the feasibility of applying additional regulatory controls over in-house diagnostic laboratory testing. We cannot predict the extent of future FDA regulation and there can be no assurance that the FDA will not require in-house diagnostic laboratory testing to receive premarketing clearance, or premarket approval prior to marketing. Additional FDA regulatory controls over our in-house diagnostic laboratory services could add substantial additional costs to our operations, and may delay or prevent our ability to commercially distribute our services in the U.S.

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

Our laboratory services are subject to extensive federal and state regulation, and our failure to comply with such regulations could result in penalties or suspension of Medicare payments and/or loss of our licenses, certificates or accreditation.

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

Some of our current stockholders hold a substantial number of shares which they are currently able to sell in the public market, and our employees hold options to purchase a significant number of shares and/or have been issued shares of restricted stock that are covered by registration statements on Form S-8. If our common stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock could fall. Safeguard Scientifics, Inc., which owns a majority of our outstanding common stock, has rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Furthermore, if we were to include in a Company-initiated registration statement shares held by Safeguard pursuant to the exercise of its registrations rights, the sale of those shares could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.

We are controlled by a single existing stockholder, whose interests may differ from other stockholders’ interests and may adversely affect the trading price of our common stock.

Safeguard Scientifics, Inc. beneficially owns a majority of the outstanding shares of our common stock.  Safeguard Scientifics, Inc. currently beneficially owns 56.3% of our common stock.  As a result, Safeguard Scientifics, Inc. will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets.  In addition, Safeguard Scientifics, Inc. will have the ability to elect all of our directors and they could, as a result, dictate the management of our business and affairs. The interests of this stockholder may differ from other stockholders’ interests. In addition, this concentration of ownership may delay, prevent, or deter a change in control and could deprive other stockholders of an opportunity to receive a premium for their common stock as part of a sale of our business. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Historically, we have invested excess cash in short-term debt securities that are intended to be held to maturity.  These short-term investments typically have various maturity dates which do not exceed one year.  We had no short-term investments as of June 30, 2005.

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

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

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

Item 4.  Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on June 8, 2005.  At the meeting, the stockholders voted in favor of electing as directors the 6 nominees named in the Proxy Statement dated April 29, 2005.

The number of votes were as follows:

NAME	FOR	WITHHELD
Ronald A Andrews	47,437,826	111,825

Michael F. Cola	46,925,933	623,718

Anthony L. Craig	46,890,922	658,729

Irwin Scher, M.D.	47,453,062	96,589

Frank P. Slattery, Jr.	47,425,862	123,789

Jon R. Wampler	47,452,117	97,534

G. Steve Hamm	47,425,811	123,840

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description
10.1	Distribution and Development Agreement dated July 18, 2005 between the Company and DakoCytomation Denmark A/S (*)†
10.2	Facility lease between the Company and 31 Columbia, Inc. dated July 20, 2005 (*)
99.1	Waiver and Fifth Amendment to Loan Agreement dated August 1, 2005 by and between Comerica Bank and Clarient, Inc. (a)
99.2	Second Amended and Restated Unconditional Guaranty dated August 1,2005, to Comerica Bank provided by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc. (a)
99.3	Reimbursement and Indemnity Agreement dated August 1, 2005, by Clarient, Inc. in favor of Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc. (a)
99.4	Warrant to Purchase 50,000 Shares of Common Stock dated August 1, 2005 issued to Safeguard Scientifics (Delaware), Inc. (a)
31.1	Certifications pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a) for Ronald A. Andrews. (*)
31.2	Certifications pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a) for Stephen T. D. Dixon. (*)
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Ronald A. Andrews. (*)
32.2	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Stephen T. D. Dixon. (*)

(*)             Filed herewith.

(a)              Filed on August 4, 2005 as an exhibit to the Company’s Current Report on Form 8-K and incorporated by reference.

†                      Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLARIENT, INC.

DATE: AUGUST 8, 2005	BY:	/s/ Ronald A. Andrews
Ronald A. Andrews
President and Chief Executive Officer

DATE: AUGUST 8, 2005	BY:	/s/ Stephen T. D. Dixon
Stephen T.D. Dixon
Executive Vice President and Chief Financial Officer