Form 10-Q
period 2005-09-30
CLARIENT, INC
filed 2005-11-10
CIK 1038223

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2005

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

Yes  ☐     No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

As of November 8, 2005 there were 51,910,832 shares outstanding of the Registrant’s Common Stock, $0.01 par value.  This amount does not include securities to be issued by the Registrant in the private placement described in Item 5 of Part II of this Report.

CLARIENT, INC. AND SUBSIDIARIES

Table of Contents

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2005 (unaudited) and December 31, 2004

Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2005 and 2004

Condensed Consolidated Statements of Cash Flows (unaudited) for the three and nine months ended September 30, 2005 and 2004

Notes to Condensed Consolidated Financial Statements

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Item 4	Controls and Procedures

PART II	OTHER INFORMATION

Item 1	Legal Proceedings

Item 6	Exhibits

SIGNATURES

PART I - FINANCIAL INFORMATION
Item 1.

CLARIENT, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2005	2004
	(Unaudited)
Current assets:
Cash and cash equivalents	$2,092	$10,045
Accounts receivable, net of allowance for doubtful accounts of $175 and $135 in 2005 and 2004, respectively (Instrument Systems and Other)	1,229	1,387
Accounts receivable, net of allowance for doubtful accounts of $642 and $140 in 2005 and 2004, respectively (Diagnostic Services)	3,015	1,273
Net investment in sales type leases	45	—
Prepaid expenses and other current assets	898	528
Total current assets	7,279	13,233
Property and equipment, net of accumulated depreciation	6,306	6,084
Patents, net of accumulated amortization	735	743
Net investment in sales type leases	244	—
Other	76	97
Total assets	$14,640	$20,157

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving line of credit	$2,000	$—
Accounts payable	1,979	1,566
Accrued payroll	1,709	1,148
Accrued liabilities	1,244	1,040
Deferred revenue	1,431	98
Current maturities of long-term debt, including capital lease obligations	2,128	2,031
Total current liabilities	10,491	5,883
Long-term debt, including capital lease obligations	1,607	2,386
Deferred rent	1,148	—
Total long term liabilities	2,755	2,386

Commitments and contingencies
Stockholders’ equity:
Common stock $0.01 par value, authorized 100,000,000 shares, issued and outstanding 51,805,151 shares in 2005 and 51,428,084 in 2004	519	516
Additional paid-in capital	117,878	117,481
Accumulated deficit	(116,585)	(105,483)
Unamortized deferred compensation	(360)	(576)
Accumulated other comprehensive loss	(58)	(50)
Total stockholders’ equity	1,394	11,888
Total liabilities and stockholders’ equity	$14,640	$20,157

See accompanying notes to condensed consolidated financial statements.

CLARIENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue:

Diagnostic services	$3,030	$812	$7,556	$981
Instrument systems and other	1,876	1,751	6,566	5,905

Total revenue	4,906	2,563	14,122	6,886
Cost of revenue:
Diagnostic services	2,334	1,300	6,207	1,446
Instrument systems and other	559	867	1,847	2,778
Total cost of revenue	2,893	2,167	8,054	4,224
Gross profit	2,013	396	6,068	2,662
Operating expenses:
Selling, general and administrative	3,713	3,467	9,824	10,302
Diagnostic services administration	1,554	1,045	4,525	2,553
Research and development	952	1,241	2,668	3,570
Total operating expenses	6,219	5,753	17,017	16,425
Loss from operations	(4,206)	(5,357)	(10,949)	(13,763)
Other expense (income)	91	(5)	153	72
Loss before income taxes	(4,297)	(5,352)	(11,102)	(13,835)

Income taxes	—	—	—	—
Net loss	$(4,297)	$(5,352)	$(11,102)	$(13,835)
Basic and diluted net loss per common share	$(0.08)	$(0.10)	$(0.21)	$(0.29)
Weighted average number of common shares outstanding	51,854,049	51,428,084	51,748,212	48,123,157

See accompanying notes to condensed consolidated financial statements.

CLARIENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands, except share and per share amounts)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004

Cash flows from operating activities:
Net loss	$(11,102)	$(13,835)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,190	2,248
Non-cash compensation charges	424	586
Provision for bad debt	542	195

Changes in operating assets and liabilities:
Accounts receivable, net (Instrument Systems & Other)	128	402
Accounts receivable, net (Diagnostic Services)	(2,254)	—
Net investment in sales type leases	(289)	—
Prepaid expenses and other assets	(179)	153
Accounts payable	413	1,303
Accrued payroll	561	787
Accrued liabilities	204	(34)
Deferred rent	1,148	—
Deferred revenue	1,333	145
Net cash used in operating activities	(6,881)	(8,050)

Cash flows used in investing activities:
Additions to patents	(96)	(246)
Purchase of property and equipment	(2,478)	(2,878)
Net cash used in investing activities	(2,574)	(3,124)

Cash flows from financing activities:
Proceeds from exercise of stock options	192	—
Repayments on long-term debt, including capital lease obligation	(1,598)	(810)
Borrowings on long-term debt, including capital lease obligation	916	1,628
Borrowings on revolving line of credit	2,000	—
Issuance of common stock	—	26,068
Offering costs	—	(1,580)
Net cash provided by financing activities	1,510	25,306

Effect of exchange rate changes on cash and cash equivalents	(8)	28

Net increase (decrease) in cash and cash equivalents	(7,953)	14,160

Cash and cash equivalents at beginning of period	10,045	1,699

Cash and cash equivalents at end of period	$2,092	$15,859

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

Stock Options

The pro forma information presented below assumes the Company had accounted for stock options granted using the fair value method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-based Compensation.”

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The Company’s historical and pro forma net loss per share for the three and nine month periods ended September 30, 2005 and 2004 and the per share weighted-average fair value of options granted for the three and nine month periods ended September 30, 2005 and 2004 are as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Consolidated net loss attributable to common stock:
As reported	$(4,297)	$(5,352)	$(11,102)	$(13,835)
Add: Stock-based employee compensation expense included in net loss	167	84	424	586
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(507)	(328)	(1,484)	(1,353)
Pro forma net loss	$(4,637)	$(5,596)	$(12,162)	$(14,602)

Net loss per share – Basic and diluted:
As reported	$(0.08)	$(0.10)	$(0.21)	$(0.29)
Pro forma	$(0.09)	$(0.11)	$(0.24)	$(0.30)

Per share weighted-average fair value of stock options granted	$1.18	$1.03	$0.99	$1.50

The following assumptions were used to determine the fair value of stock options granted using the Black-Scholes option-pricing model:

	2005	2004
Dividend yield	0.0%	0.0%
Volatility	100%	108%
Average expected option life	4 years	4 years
Risk-free interest rate	4.49%	3.16%

(2)  Net Loss Per Share

Basic and diluted loss per common share is calculated by dividing net loss by the weighted average common shares outstanding during the period.  Options and warrants to purchase an aggregate of 10,354,247 and 9,639,229 shares of common stock were outstanding at September 30, 2005 and 2004, respectively. These outstanding options and warrants were not included in the computation of diluted earnings per share because the Company incurred a net loss in all periods presented and therefore, the impact would be anti-dilutive.

(3)  Patents

Patents with estimated useful lives are amortized over their respective estimated useful lives to their respective estimated residual values. The following table provides a summary of the Company’s patents with definite useful lives recorded as of September 30, 2005 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period in Years
Technology related	$1,273	$(538)	$735	10

The following table summarizes future estimated annual pretax amortization expense for these assets (in thousands):

Fiscal Year
2005	$33
2006	132
2007	132
2008	132
2009 & thereafter	306
Total	$735

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

The components of the net investment in sales-type leases as of September 30, 2005 (in thousands) are listed below:

Total minimum lease payments to be received	$395
Less: Amounts representing estimated maintenance costs including profit thereon, included in total minimum lease payments	(62)
Net minimum lease payments receivable	333
Less: Unearned income & interest	(44)
Net investment in sales-type leases	$289

(5)  Currency Translation

The financial position and results of operations of the Company’s foreign subsidiaries are determined using the applicable local currency as the functional currency.  Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each quarter-end.  Income statement accounts are translated at the average rate of exchange prevailing during applicable period.  The effects of currency translations are included in comprehensive loss.

(6)  Comprehensive Loss

The total comprehensive loss is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss	$(4,297)	$(5,352)	$(11,102)	$(13,835)
Foreign currency translation adjustment	(14)	26	(8)	28
Comprehensive loss	$(4,311)	$(5,326)	$(11,110)	$(13,807)

(7)  Business Segments

The Company operates primarily in two segments – “diagnostic services” (which consists of the Company’s diagnostic laboratory services business) and “instrument systems and other” (which comprises the development, manufacture and marketing of an automated cellular imaging system designed to assist physicians in making critical medical decisions, including services to biopharmaceutical companies and other research organizations).  The segments are determined based on product and/or services delivered to customer groups.  The Company’s chief operating decision maker is the Chief Executive Officer and President.  The chief operating decision maker allocates resources and assesses performance and other activities at the operating segment level.

Results from operations for our operating segments are as follows (in thousands):

	Three Months Ended September 30, 2005			Three Months Ended September 30, 2004
	Diagnostic Services	Instrument Systems & Other	Total	Diagnostic Services	Instrument Systems & Other	Total
Total revenues	$3,030	$1,876	$4,906	$812	$1,751	$2,563

Cost of revenue	2,334	559	2,893	1,300	867	2,167
Gross profit (loss)	$696	$1,317	$2,013	$(488)	$884	$396
Selling, general and administrative (including diagnostic services administration)			5,267			4,512
Research and development			952			1,241
Loss from operations			$(4,206)			$(5,357)
Other expense			91			(5)
Net loss			$(4,297)			$(5,352)

	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2004
	Diagnostic Services	Instrument Systems & Other	Total	Diagnostic Services	Instrument Systems & Other	Total
Total revenues	$7,556	$6,566	$14,122	$981	$5,905	$6,886

Cost of revenue	6,207	1,847	8,054	1,446	2,778	4,224
Gross profit (loss)	$1,349	$4,719	$6,068	$(465)	$3,127	$2,662
Selling, general and administrative (including diagnostic services administration)			14,349			12,855
Research and development			2,668			3,570
Loss from operations			$(10,949)			$(13,763)
Other expense			153			72
Net loss			$(11,102)			$(13,835)

	September 30,2005	December 31,2004
Identifiable assets
Diagnostic Services	$7,954	$14,292
Instrument systems & other	6,686	5,865
Total assets	$14,640	$20,157

The following table represents business segment information by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue
United States	$4,898	$2,441	$13,982	$6,041
Europe (a)	8	122	140	845
Total revenue	$4,906	$2,563	$14,122	$6,886

Operating loss
United States	$(4,157)	$(5,378)	$(10,779)	$(13,740)
Europe (a)	(49)	21	(170)	(23)
Loss from operations	$(4,206)	$(5,357)	$(10,949)	$(13,763)

	September 30,2005	December 31,2004
Identifiable assets
United States	$14,586	$20,115
Europe (a)	54	42
Total assets	$14,640	$20,157

(a)  European operations represent business activities conducted primarily in Germany and Great Britain.

(8)  Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”).  SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their consolidated financial statements.  The adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements.  SFAS No. 123(R) would have been effective beginning as of the first interim or annual reporting period beginning after June 15, 2005.  On April 14, 2005, the Securities and Exchange Commission changed the effective date for most public companies with annual periods that begin after June 15, 2005.  The Company is in the process of determining the impact of the requirements of SFAS No. 123(R) which could have a material impact on its consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” (“SFAS No. 151”), an amendment of Accounting Research Bulletin No. 43, Inventory Pricing.  SFAS No. 151 requires all companies to recognize a current-period charge for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. The statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This new standard will be effective for fiscal years beginning after June 15, 2005.  The Company is currently evaluating the effect that the accounting change will have on its financial position, results of operations, and cash flows.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections-a replacement of APB No. 20 and FAS No. 3” (“SFAS No. 154”).  SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections.  It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle.  SFAS No. 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable.  The correction of an error in previously issued financial statements is not an accounting change.  However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively.  Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154.  SFAS No. 154 is required to be adopted in fiscal years beginning after December 15, 2005.  We do not believe its adoption will have a material impact on our financial position, results of operation or cash flows.

In June 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-6”).  This guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are reasonably assured at the date of the business combination or purchase.  This guidance is applicable only to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005.  The adoption of EITF 05-6 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

(9)  Stock Transactions

Due to its beneficial ownership of a majority of the Company’s outstanding common stock, Safeguard has the power to elect all of the directors of the Company.  Safeguard has preemptive rights with respect to issuances of the Company’s capital stock and other contractual rights enabling it to exercise significant control over the Company.

(10)  Line of Credit

The Company currently has an $8.5 million revolving credit agreement, which expires on January 31, 2006 (the line of credit was increased from $5.5 million to $8.5 million in August 2005) and bears interest at the bank’s prime rate minus one-half percent.  The borrowings under the line of credit are being used for working capital purposes and to provide a $3.0 million stand-by letter of credit to the landlord of our new facility. The agreement also includes an annual facility fee of $27,500 and various restrictive covenants and requirements to maintain certain financial ratios. The Company paid Safeguard a commitment fee of $15,000 and issued to Safeguard a warrant to purchase 50,000 shares of common stock for an exercise price of $2.00 per share as additional consideration for Safeguard’s $3.0 million increase in the guarantee in August 2005.  The Company is also obligated to pay Safeguard an amount equal to 4.5% per annum of the daily-weighted average principal balance outstanding under the line of credit.  The revolving credit agreement has only one financial covenant related to tangible net worth, which is required to be greater than ($2,000,000).  As of September 30, 2005, the Company was in compliance with its tangible net worth covenant.

(11)  Equipment and Financing

In August 2003, the Company entered into an agreement for an equipment financing line from General Electric Capital Corporation (“GE Capital”).  The equipment financing line provides for $3.0 million in immediate financing resources and an additional $2.0 million as the Company achieves certain system placement objectives. The loan principal amortizes ratably over a 33 month term. In September 2003, the Company borrowed $3.0 million at an interest rate of 8.16% under the equipment financing agreement.  These borrowings under the equipment financing agreement are being used for working capital purposes and are secured by substantially all of the assets of the Company.  The agreement also provides for various restrictive covenants, maintenance of certain financial ratios and a collateral monitoring fee of $5,000 per year.

The equipment financing agreement also includes a provision whereby a material adverse change in the Company’s financial condition may be considered an event of default. Based on current operations, current borrowings and the Company’s $2.1 million cash balance as of September 30, 2005, the Company believes that it will remain in compliance with its debt covenants over the next twelve months and that it is not probable that GE Capital will exercise the material adverse change clause as an event of default. The covenants in the equipment financing agreement incorporate the restrictive covenants and certain other requirements of the Comerica revolving credit agreement described in Note 10, including any subsequent waivers or amendments granted by Comerica.   As of September 30, 2005, the debt balance outstanding on the equipment financing line was $1.0 million of which all $1.0 million was classified as current.

In June 2004, the Company entered into a master lease agreement with GE Capital for capital equipment financings of diagnostic services (laboratory) related equipment.  During 2004, the Company financed $2.6 million of capital equipment under this arrangement, which was recorded as a capital lease obligation.  Each lease financing has a term of 36 months and provides for an early purchase option by the Company after 30 months at 26.6% of the cost of the equipment.  As of September 30, 2005, the Company had financed $2.2 million of capital equipment, which was recorded as a capital lease obligation.   Approximately $0.9 million of this balance was classified as current and $1.1 million was classified as long-term.

In January 2005, GE Capital approved additional equipment lease financings of up to $2.3 million under this master lease agreement for equipment leases during 2005, subject to execution of definitive documentation for each separate equipment lease and subject to GE Capital’s review of the Company’s financial condition at the time of each funding request.  These additional equipment lease financings have a term of 36 months for each equipment purchase and provide for an early purchase option by the Company after 24 months for a purchase price equal to 40.5% of the cost of the equipment.  As of September 30, 2005, the Company had financed $0.9 million of capital equipment under this line, which was recorded as a capital lease obligation.  As of September 30, 2005, approximately $0.3 million of this balance was classified as current and $0.6 million was classified as long-term.

The debt and capital lease obligations as of September 30, 2005 were as follows (in thousands):

Fiscal Year:
2005	$561
2006	1,867
2007	1,130
2008	177
Total	3,735
Less: current portion	(2,128)
Debt and capital lease obligation, excluding current portion	$1,607

(12)  Commitments and Contingencies

Operating lease

We entered into a lease agreement dated as of July 20, 2005 for a mixed-use building with approximately 78,000 square feet in Aliso Viejo, California.  The term of the lease commences on December 1, 2005 with an initial term of ten years and an option to extend the lease term for up to two additional five-year periods.  The initial annual base rent will be approximately $0.5 million.  As the Company occupies additional square footage, the annual base rent will be increased to $1.0 million on June 1, 2006 and to $1.4 million on December 1, 2008.  The base rent is increased 3% annually effective on December 1 of each year.  We are also responsible for payments of common area operating expenses for the premises.  The landlord has agreed to fund approximately $3.5 million of tenant improvements toward design and construction costs associated with our build-out of the Aliso Viejo facility.  Such costs will be capitalized as leasehold improvements and amortized over their estimated useful life, while the reimbursement will be recorded to deferred rent and recovered ratably over the term of the lease. Our total projected spending for the build-out of this facility, including the $3.5 million of tenant improvements which will be funded by the landlord, is approximately $8 million to $9 million.

At September 30, 2005, future minimum lease payments for all operating leases are as follows:

Fiscal Year:
2005	$154
2006	823
2007	1,048
2008	1,104
2009	1,414
After 2009	9,264
Operating lease obligation	$13,807

Distribution and Development Agreement with DAKO

On July 18, 2005, the Company entered into a distribution and development agreement with DakoCytomation Denmark A/S (“DAKO”), a Danish company that provides system solutions for cancer diagnostics and cell analysis worldwide.  Under the terms of the agreement, DAKO will distribute and market the Company’s Automated Cellular Imaging System (ACIS®) II system and related software.  The distribution arrangement is exclusive on a worldwide basis in research and clinical markets, and non-exclusive with respect to biotechnology and pharmaceutical companies (and their academic research partners).  The agreement has a five year initial term.

DAKO has agreed to order a minimum of 40 ACIS® II systems per contract year (15 in the first year), subject to certain adjustments.  Revenue from systems sold under this agreement will be recognized when title and risk of ownership have been transferred to DAKO and the product has shipped to DAKO or an end-user and no risk of return exists.

DAKO has also agreed to invest research and development funds toward a future ACIS® device and related software, and such products would also be subject to the terms of the agreement.  The Company will own all intellectual property created under the agreement that is related to image analysis and execution thereof, and DAKO will own all intellectual property created under the agreement that is related to DAKO’s specific implementation of the products or integration of the products with a product supplied by DAKO.  Such intellectual property will be cross-licensed from one party to the other.  In the event the Company fails to supply ACIS® systems as set forth in the agreement, DAKO will have the right and license to manufacture the ACIS® systems for that purpose, for a reduced fee.  Revenue received from research and development fees (including upfront and milestone payments) will be deferred and recognized when the applicable revenue recognition criteria is met.

(13) Subsequent Events

Construction Agreement

On October 26, 2005 the Company entered into a construction agreement with LCS Constructors, Inc., (“LCS”), a team of general contractors and construction managers dedicated to the planning, design, construction, and facility support of laboratories and technical facilities, to build-out its newly-leased facility in Aliso Viejo, California.  Under the terms of the agreement, LCS will provide or arrange for construction services, materials, equipment, permits and liability insurance for the construction of the Aliso Viejo facility.  The project is expected to be completed in three phases, with a first phase target substantial completion date of December 31, 2005, at which time the Company anticipates moving its lab facilities to this new location.  If LCS does not achieve substantial completion on or prior to the substantial completion date, the Company will be entitled to deduct and offset against sums otherwise payable to LCS an amount equal to $1,000 for each calendar day after the substantial completion date until substantial completion is achieved. The total amount to be paid for the first phase of the build-out pursuant to the contract is $3.7 million with an additional $200,000 contingency to cover change orders, in each case subject to adjustment.  Fees for the remaining two phases of the build-out will be included in amendments to this contract and are estimated to be approximately $1.5 million for Phase II and $350,000 for Phase III.  The anticipated substantial completion date for Phase II and Phase III is March 31, 2006.  Payments for all phases will be made in installments based on the percentage of completion.  The final payment on each phase will be made after LCS has completed the applicable phase in its entirety, all corrective items have been completed and the architect prepares a final completion notice.

Private Placement

On November 8, 2005, the Company entered into a securities purchase agreement with a limited number of accredited investors pursuant to which the Company has agreed to issue 15,000,000 shares of common stock, together with warrants to purchase an additional 2,250,000 shares of common stock, for an aggregate purchase price of $15,000,000.  The exercise price of the warrants is $1.35 per share.  The warrants are exercisable until the fourth anniversary of the date of issuance.  The Company agreed to pay a placement fee of $150,000 in connection with the financing. The financing was approved by the Company’s board of directors (including a committee comprised of independent directors) and by its majority stockholders, which are subsidiaries of Safeguard Scientifics, Inc. (“Safeguard”). The Company’s board of directors received a fairness opinion from Roth Capital Partners, LLC with respect to the financing.

                Under NASD Marketplace Rule 4350(i)(1)(D)(ii), stockholder approval is required for issuances of securities in an amount greater than 20% of the Company’s outstanding common stock for a purchase price of less than the greater of book or market value. Although the Company has obtained stockholder approval by written consent for the transaction, under Rule 14c under the Securities and Exchange Act of 1934, this approval will become effective 21 days after the Company mails an information statement to its stockholders disclosing that it has obtained stockholder approval for the private placement.  In order to comply with Rule 4350(i)(1)(D)(ii), the private placement was structured to be completed in two closings.  In the first closing, which is expected to occur on or about November 9, 2005, the Company will issue 8,900,000 shares of common stock and warrants to purchase 1,335,000 shares of common stock, for an aggregate purchase price of $8.9 million.  Under the terms of the purchase agreement, the second closing will occur promptly following the effective date of the stockholder approval for the private placement, which is expected to be no earlier than December 10, 2005.  At the second closing, the Company will issue the remaining 6,100,000 shares of common stock and warrants to purchase 915,000 shares of common stock for an aggregate purchase price of $6,100,000.  The investors in the private placement are required to deposit the purchase price to be paid at the second closing into an escrow account, which deposit will be released to the Company on the date of the second closing.

The Company has agreed to file a registration statement covering resales of the securities acquired by the purchasers in the private placement.  Safeguard is purchasing an aggregate of $9,000,000 of the securities in the new financing and will own a majority of the Company’s common stock following completion of the private placement.  The securities associated with the financing are being issued to a limited number of accredited investors in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), and may not be resold unless there is either an effective registration statement under the Securities Act or a valid exemption from the registration requirements of the Securities Act.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industries in which we operate and other matters, as well as management’s beliefs and assumptions and other statements regarding matters that are not historical facts.  These statements include, in particular, statements about our plans, strategies and prospects. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Our forward-looking statements are subject to risks and uncertainties.  Factors that might cause actual results to differ materially, include, but are not limited to, the Company’s ability to obtain additional financing on acceptable terms or at all, the Company’s ability to continue to develop and expand its instrument systems business and its diagnostic laboratory services business, the Company’s ability to successfully move and consolidate the Company’s two operating facilities into one new facility, the performance and acceptance of the Company’s instrument systems in the market place, the Company’s ability to expand and maintain a successful sales and marketing organization, continuation of favorable third party payer reimbursement for tests performed using the Company’s system and for other diagnostic tests, unanticipated expenses or liabilities or other adverse events affecting cash flow, uncertainty of success in developing any new software applications, the Company’s ability to successfully sell instruments under its distribution and development agreement with DakoCytomation Denmark A/S, failure to obtain FDA clearance or approval for particular applications, the Company’s ability to compete with other technologies and with emerging competitors in cell imaging and dependence on third parties for collaboration in developing new tests and in distributing the Company’s systems and tests performed on the system, and those risks which are discussed in “Risk Factors” below.  Many of these factors are beyond our ability to predict or control.  In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance.  All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by this cautionary statement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.  In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not occur.

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

We made the decision to provide in-house laboratory services in 2004 to give us an opportunity to capture a significant service-related revenue stream from the much broader and expanding cancer diagnostic testing marketplace while also optimizing the level of service and accuracy provided to remote pathology customers.  Our business has historically been focused on the market for breast cancer testing.  While this market is not insignificant, based on our market research we believe that the broader advanced cancer diagnostics market is approximately $1.5 billion.  Our research indicates that this market will approach $2.5 billion by the end of this decade as a result of the substantial growth that is anticipated for both the incidence of cancer and for the development of new cancer therapies that will require a sophisticated diagnostic test.  We believe that we are positioned to participate in this growth because of our proprietary analysis capabilities, the depth of experience of the staff in our diagnostic laboratory, our relationships with pharmaceutical companies, and our demonstrated ability to develop unique assays to support these new diagnostic tests.

The initial objective of our service strategy had been to support the expansion of the Access remote pathology program for community pathologists, a large customer segment.  The focus of the development of the ACIS® technology platform has been to assist our customers in their diagnosis and treatment of cancer.  We are now exploring numerous ways to leverage our relationship with our customers to better serve their needs and expand revenue opportunities in doing so.  A logical extension of the remote pathology technical services has been the recent introduction of other esoteric tests and related professional diagnosis that support the oncology services marketplace.  In order to perform these expanded services, we underwent a rigorous California state inspection process and obtained a California laboratory license in November 2004.  We are now able to provide a broad spectrum of other laboratory services, including flow cytometry, molecular diagnostics including PCR (polymerase chain reaction), analysis of tumors of unknown origin, expanded services for immunohistochemistry and cytogenetics.  In 2004, we launched our Access technical services and a broad complement of additional cancer diagnostic tests in our dedicated laboratory facility in Irvine, California which we plan to relocate to Aliso Viejo, California.  In September 2005, we obtained our New York laboratory license and are now licensed to perform services in all states.

This year we have placed an increased level of importance relative to prior years on the sale of the ACIS® system to research accounts, which include biopharmaceutical companies, biotechnology companies, and academic medical centers.  We believe that there are more than 1,000 such organizations in the U.S. that are good candidates for the ACIS®.  This is a customer group that will be increasingly important to us in the coming years because of the large size of this market and the collaborative development opportunities that these customers provide for the development of new diagnostic tests using ACIS®. Important criteria for these customers include the flexibility and ease of use of the system, the accuracy of the system as a measurement tool in the performance of clinical trials and research studies, and the inclusion of certain key features necessary to researchers such as fluorescence or tissue micro array capabilities.  By “seeding” the market with ACIS® devices provided to these customers and working with them on their development activities, we believe that we can help to foster the next generation of applications for ACIS®.

In July 2005, we entered into a distribution and development agreement with DakoCytomation Denmark A/S (“DAKO”), a Danish company recognized as a worldwide leader in diagnostic pathology testing services.  Under the agreement, DAKO will become the exclusive distributor of the ACIS system to the clinical marketplace, which includes local hospitals and pathology practices.  DAKO will also provide funding for the development milestones achieved through enhancing and adding new features to the ACIS® system.  The Company believes that this program will improve the long-term prospects for the placement of systems in the United States and overseas.

A very important driver of our success in the future will also be our ability to develop new diagnostic tests on the ACIS® and duplicate the success and market penetration that has been achieved within the breast cancer markets. Working in collaboration with top-tier pharmaceutical companies, we are developing diagnostic tests and related assays that will target new cancer therapies to those patients most likely to benefit from their use.  We believe that the increasing shift towards an aging U.S. population, a group in which cancer incidence is greatest, the large pipeline of targeted cancer therapies in various stages of clinical study, and the increasingly high cost of these drugs will result in a large and ripe market for proven diagnostic tests.  Our future success will rest on our ability to develop and introduce these tests using our proprietary imaging technology and to expand our installed base of clinical system placements in the marketplace.

An important component of our strategy is to continue to build and, when necessary, defend our intellectual property position. Currently, we have 28 issued or allowed patents that were approved over known prior art.  Eight key U.S. patents cover the major features necessary to develop a competitive image analysis system and cover important system features such as autoloading, whole tissue imaging, multiple magnifications, thresholds in hue, intensity and saturation.  Asserting our intellectual property rights could be critical to supporting our strategy and in advancing our leadership position. Our research and development efforts have been further validated in the area of automated immunohistochemistry for which we have obtained five FDA 510(k) clearances over the past several years.  These clearances help to validate the efficacy of our technology and to broaden the acceptance of our image analysis.  It will be important for us to obtain FDA clearances for our portfolio of new diagnostic tests developed in our Bioanalytical Services development efforts.

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

For estimated bad debts, we review on an individual account basis the age of the receivable, all circumstances surrounding the transaction that gave rise to the receivable and whether the customer continues to have the financial resources to pay the receivable as of the balance sheet date and prior to the issuance of the financial statements for the related period.  This process is followed for both our instrument and laboratory accounts.  However, we have outsourced the direct billing and collection of laboratory related receivables and we work closely with our outsourced billing partner to review the details of each laboratory related account.

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

Revenue for Diagnostic Services is recognized at the time of completion of services at amounts equal to the contractual rates allowed from third parties including Medicare, insurance companies, and to a small degree, private patients.  These expected amounts are based both on Medicare allowable rates and our collection experience with other third party payors.  Because of the requirements and nuances of billing for laboratory services, we may invoice amounts that are greater than those allowable for payment.  These differences are described as contractual discounts.  As noted, however, it is only the expected payment from these parties which is net of these contractual discounts that is recorded as revenue.

Revenue for “fee-per-use” agreements is obtained through the billing information via modem, which accesses the ACIS® database. Revenue is recognized based on the greater of actual usage fees or the minimum monthly rental fee.  Under this pricing model, we own most of the ACIS® instruments that are engaged in service and, accordingly, all related depreciation and maintenance and service costs are expensed as incurred. For those instruments that are sold, we recognize and defer revenue using the residual method pursuant to the requirements of Statement of Position No. 97-2, “Software Revenue Recognition” (SOP 97-2), as amended by Statement of Position No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Arrangements.” At the outset of the arrangement with the customer, we defer revenue for the fair value of its undelivered elements (e.g., maintenance) and recognize revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (e.g., software license) when the basic criteria in SOP 97-2 have been met. Maintenance revenue is recognized ratably over the term of the maintenance contract, which typically is a period of twelve months.

Revenue on system sales is recognized in accordance with Staff Accounting Bulletin No. 101, as amended by Staff Accounting Bulletin No. 104, when all criteria for revenue recognition have been met.  Such criteria includes, but is not limited to: persuasive evidence of an arrangement exists; the arrangement includes a product price that is fixed and determinable; the Company has satisfied the terms of the arrangement including passing title and risk of loss to our customer upon shipment; and collection from our customer is reasonably assured in accordance with the terms of the arrangement.

For system sales placed under the DAKO distribution and development agreement, we have completed preparation of nine systems and are awaiting shipping instructions.  The payment received from DAKO for these systems was accounted for as deferred revenue.  We anticipate that DAKO will complete sales of these systems to end users in the fourth quarter of 2005 and provide shipping instructions, so that we will be able to record this system sale revenue.

Systems sold under a leasing arrangement are accounted for as sales-type leases pursuant to SFAS No. 13, “Accounting for Leases,” if applicable.  We recognize the net effect of these transactions as a sale because of the bargain purchase option granted to the lessee.

Three Months Ended September 30, 2005 Compared with Three Months Ended September 30, 2004

Revenue

Diagnostic services.  Diagnostic services revenue for the quarter ended September 30, 2005 was $3.0 million.  This amount compares to $0.8 million in diagnostic services revenue in the third quarter of 2004 when we first began our laboratory operations.  In generating this revenue, we provided services for more than 7,700 patient cases at an average revenue per case of $393 for the quarter ended September 30, 2005.  Approximately one-half of tests performed in our laboratory were related to breast cancer testing and one primary Current Procedural Terminology (“CPT”) code although the mix of tests has significantly expanded to several new tests after receipt of our California laboratory license in November 2004.  Mix of testing procedures could change the average revenue per test in the future depending on the complexity of service associated with these new tests. We anticipate that diagnostic services revenues will continue to increase for the remainder of 2005 because we are now able to offer a more comprehensive suite of advanced cancer diagnostic tests.

Instrument systems and other.  Revenue for this segment, which includes fee-per-use and system sale revenue, was $1.9 million for the quarter ended September 30, 2005, an increase of approximately $0.1 million or 7% over the quarter ended September 30, 2004.  This was due primarily to an increase in system sale revenue, which increased from $0.4 million for the quarter ended September 30, 2004 to $0.9 million for the quarter ended September 30, 2005 due to the sale of 10 ACIS® systems as compared to 3 ACIS® systems in the third quarter of 2004.  This improvement was offset in part by a decline in fee-per-use revenue from $1.3 million for the quarter ended September 30, 2004 to $1.0 million for the quarter ended September 30, 2005.  This decline was caused by a reduction in the aggregate number of ACIS® placements as a result of customers electing to purchase their equipment following the expiration of their leases.  We expect revenue from the sale of systems to increase as a result of our distribution arrangement with DAKO (pursuant to which DAKO has agreed to order a minimum of 15 ACIS II systems in the first year of the contract, which commenced July 2005 and a minimum of 40 ACIS® II systems in subsequent contract years) and as a result of our own expanded sales force and marketing efforts to biotechnology and pharmaceutical companies (and their academic research partners).

Cost of revenue

Diagnostic services.  Cost of revenue for the quarter ended September 30, 2005 was $2.3 million, compared to $1.3 million for the quarter ended September 30, 2004.  Costs were approximately 77% of Diagnostic Services revenue in the current quarter. These costs include laboratory personnel, depreciation on equipment, laboratory supplies and other direct costs such as shipping that were required to support the launch and service of this operation.  We believe that as the diagnostic services operation increases in size, margins for this business will increase to target levels of approximately 40%. However, depending on revenue growth for these services, it may take one year or longer for us to begin realizing margins of this magnitude in our gross margin.

Instrument systems and other.  Cost of revenue was $0.6 million for the quarter ended September 30, 2005.  This amount is $0.3 million or 35% less than the $0.9 million cost in the quarter ended September 30, 2004.  The cost of revenue primarily consists of cost for manufacturing the ACIS®, which includes the cost for direct material, labor costs, and manufacturing overhead, and direct customer support costs. For fee-per-use revenue, the cost of the ACIS® is depreciated over a three-year time period and for a system sale or sales-type lease the entire cost of the ACIS® system is recognized at the time of sale. Gross margins for Instrument Systems were 64% in 2005, compared to 15% in 2004.  The improvement was due primarily to lower costs of sale for systems sold, which in many cases were refurbished older systems.  The increase in gross margins was also due to lower costs of field service.  We expect that margins for the remainder of 2005 will be similar to those achieved in the most recent quarter from the sale of systems by the Company in non-exclusive markets (such as to pharmaceutical companies) where the Company places the systems directly to its customers.  We expect that the margins for systems sold through the DAKO distribution agreement will be lower as a result of the pricing terms of our arrangement with DAKO, although we anticipate an increase in the number of systems sold.

Operating and Other Expenses

Selling, general and administrative expenses.  These expenses for the three months ended September 30, 2005 increased approximately $0.2 million, or 7%, in comparison to the comparable period in 2004. The increase was due to non-cash charges related to rental expense for the new facility, which is currently being built-out to our specifications, and severance costs related to the departure of a prior executive officer.  We anticipate that these costs will increase in the future with the addition of sales resources to support our projected increase in service revenues and our move to a new facility.

Diagnostic services administration. These costs totaled $1.5 million for the quarter ended September 30, 2005 and included the costs of senior medical staff, senior operations personnel, collection costs, consultants and legal resources to facilitate implementation of this new operation.  This amount is $0.5 million, or approximately 50%, higher than $1.0 million in the quarter ended September 30, 2004.  In 2005, these costs are expected to continue to increase relative to the prior year because there will be twelve full months of costs compared to approximately eight in 2004 and because of higher collection costs on an anticipated increase in revenue.  Collection costs are incurred from a third party billing and collection company that we have engaged to perform these services because of the high degree of technical complexity and knowledge required to effectively perform these operations.  These costs are incurred as a percentage of amounts collected.  In the future, we will consider directly providing these services but have no plans to do so in 2005.

Research and development expenses.  Expenses for the three months ended September 30, 2005 decreased by approximately $0.3 million or 23%, in comparison to the comparable period in 2004. This decrease was primarily attributable to the reduction in personnel that resulted from our fourth quarter 2004 workforce reduction.  We expect these costs to increase over the next several quarters to support the new development activity contemplated in our distribution and development agreement with DAKO.  A portion of these expenses will be funded by DAKO under the terms of our distribution and development agreement. These new development activities, which are intended to produce features that could expand the volume of clinical tests supported by ACIS and increase the utility of the ACIS as a tool for researchers, are important to increasing clinical system test volume, expanding the number of clinical system placements, and increasing research system sales.

Other expense.  Other expense for the three months ended September 30, 2005 totaled $91,000, compared to $5,000 of other income for the comparable period in 2004, and consisted of approximately $106,000 of interest expense offset by approximately $15,000 of interest income.  The interest expense is due primarily to the borrowings under our $8.5 million revolving credit agreement, our $3.0 million equipment financing agreement and other equipment financing lines, which began accruing in September 2003.  The $15,000 of interest income for the third quarter of 2005 compares to $52,000 of interest income for the comparable period of 2004.  The decrease in interest income is primarily the result of lower cash balances in the third quarter of 2005 compared to the third quarter of 2004.

Nine Months Ended September 30, 2005 Compared with Nine Months Ended September 30, 2004

Revenue

Diagnostic services.  Diagnostic services revenue for the nine months ended September 30, 2005 was $7.6 million.  There is no significant comparable figure for the nine months ended September 30, 2004, as we commenced providing these services in the second quarter of 2004. In generating this revenue, we provided services for approximately 18,900 patient cases at an average revenue per case of $400 for the nine months ended September 30, 2005.  The majority of tests performed in our laboratory were related to breast cancer testing and one primary CPT code although the mix of tests has been increasingly shifting to several new tests that we started providing after receipt of our California laboratory license in November 2004.  This shift could change the average revenue per test in the future depending on the complexity of service associated with these new tests.  We anticipate that diagnostic services revenues will continue to increase for the remainder of 2005 because we are now able to offer a more comprehensive suite of advanced cancer diagnostic tests.

Instrument systems and other.  Revenue for this segment, which includes fee-per-use and system sale revenue, was $6.6 million for the nine months ended September 30, 2005, an increase of approximately $0.7 million or 11% over the nine months ended September 30, 2004.  This was due primarily to an increase in instrument systems revenue, which increased $1.6 million from $1.6 million for the nine months ended September 30, 2004 to $3.2 million for the nine months ended September 30, 2005 due to the sale of 34 ACIS® systems as compared to 11 ACIS® systems in the comparable period in 2004.  This improvement was offset in part by a decline in fee-per-use revenue of $1.0 million from $4.3 million for the nine months ended September 30, 2004 to $3.3 million for the nine months ended September 30, 2005.  This decline was caused by a reduction in the aggregate number of ACIS® placements as a result of customers electing to purchase their equipment following the expiration of their lease.  We expect revenue from sales of systems to increase as a result of our distribution arrangement with DAKO (pursuant to which DAKO has agreed to order a minimum of 15 ACIS II systems in the first year and a minimum of 40 ACIS II systems in subsequent years) and as a result of our own expanded sales force and marketing efforts to biotechnology and pharmaceutical companies (and their academic research partners).

Cost of revenue

Diagnostic services.  Cost of revenue for the nine months ended September 30, 2005 was $6.2 million. There is no significant comparable figure for the nine months ended September 30, 2004, as these services commenced late in the second quarter of 2004.  Costs were approximately 82% of Diagnostic Services revenue for the current year.  These costs include the laboratory personnel, depreciation on equipment, laboratory supplies and other direct costs such as shipping that were required to support the launch and service of this operation.  We believe that as the diagnostic services operation increases in size, margins for this business will increase to target levels of approximately 40%.  However, depending on revenue growth for these services, it may take one year or longer for us to begin realizing margins of this magnitude in our gross margin.

Instrument systems and other.  Cost of revenue was $1.8 million for the nine months ended September 30, 2005.  This amount is $1.0 million or 34% less than the $2.8 million cost in the nine months ended September 30, 2004.  The cost of revenue primarily consists of cost for manufacturing the ACIS®, which includes the cost for direct material, labor costs, and manufacturing overhead, and direct customer support costs. For fee-per-use revenue, the cost of the ACIS® is depreciated over a three-year time period and for a system sale or sales-type lease the entire cost of the ACIS® system is recognized at the time of sale. Gross margins for Instrument Systems were 69% in 2005, compared to 27% in 2004.  The improvement was due primarily to lower costs of sale for systems sold, which in many cases were refurbished older systems.  The increase in gross margins were also due to lower costs of field service.  We expect that margins for the remainder of 2005 will be consistent with those achieved in the most recent quarter from the sale of systems in non-exclusive markets (such as to pharmaceutical companies) where the Company places the systems directly to its customers.  We expect that the margins for systems sold through the DAKO distribution agreement will be lower as a result of the pricing terms of our arrangement with DAKO, although we anticipate an increase in the number of systems sold.

Operating and Other Expenses

Selling, general and administrative expenses.  These expenses for the nine months ended September 30, 2005 decreased approximately $0.5 million, or 5%, in comparison to the comparable period in 2004.  The decrease was due to higher expenses in the prior year related to various legal costs, non-cash compensation charges related to stock options and restricted stock, outside consulting costs for interim CEO management services, and the reduction in personnel as a result of the fourth quarter 2004 workforce reduction.  We anticipate that these costs will increase in the future with the addition of sales resources to support our projected increase in service revenues and our move to a new facility.

Diagnostic services administration. These costs totaled $4.5 million for the nine months ended September 30, 2005 and included the costs of senior medical staff, senior operations personnel, collection costs, consultants and legal resources to facilitate implementation of this new operation.  This amount is $1.9 million, or 77%, higher than $2.6 million in the nine months ended September 30, 2004.  In 2005, these costs are expected to continue to increase relative to the prior year because there will be twelve full months of costs compared to approximately eight in 2004 and because of higher collection costs on an anticipated increase in revenue.  Collection costs are incurred from a third party billing and collection company that we have engaged to perform these services because of the high degree of technical complexity and knowledge required to effectively perform these operations.  These costs are incurred as a percentage of amounts collected and are expected to increase as diagnostic services revenues increase.  In the future, we will consider directly providing these services but have no plans to do so in 2005.

Research and development expenses.  Expenses for the nine months ended September 30, 2005 decreased by approximately $0.9 million, or 25%, in comparison to the comparable period in 2004. This decrease for the nine-month period is primarily attributable to the reduction in personnel that resulted from our fourth quarter 2004 workforce reduction.  We expect these costs to increase over the next several quarters to support the new development activity contemplated in our distribution and development agreement with DAKO. A portion of these expenses will be funded by DAKO under the terms of our distribution and development agreement.  These new development activities, which are intended to produce features that could expand the volume of clinical tests supported by ACIS® and increase the utility of the ACIS® as a tool for researchers, are important to increasing clinical system test volume, expanding the number of clinical system placements, and increasing research system sales.

Other expense.  Other expense for the nine months ended September 30, 2005 totaled $153,000, compared to $72,000 for the comparable period in 2004, and consisted of approximately $217,000 of interest expense offset by approximately $64,000 of interest income.  The interest expense is due primarily to the borrowings under our $3.0 million equipment financing agreement and other equipment financing lines, which began accruing in September 2003.  The $64,000 of interest income for the nine months of 2005 compares to $114,000 of interest income for the comparable period of 2004.  The decrease in interest income is primarily the result of lower cash balances in the nine months ended September 30, 2005 in comparison to the comparable period of 2004.

Factors that May Affect Future Results of Operations

The year 2000 was the first full year of commercial activity during which we focused primarily on marketing and sales of the ACIS® system to large hospitals, academic research centers and pathology groups, as our menu of capabilities performed with the ACIS® expanded and gained commercial acceptance.  While we have made significant progress, we still face significant uncertainties, including those discussed below under “Risk Factors” and “Liquidity and Capital Resources,” which include our ability to achieve market acceptance of the ACIS®, our ability to sell instruments under our distribution and development agreement with DAKO, our ability to ensure satisfactory reimbursement by Medicare and other third party insurance carriers, collectibility from private payors and our ability to execute on our business plan to provide additional laboratory and bioanalytical services.

Laboratory services provided for patients with the assistance of ACIS® technology are eligible for third party reimbursement using medical billing codes which apply to image analysis-based testing. These billing codes are known as Healthcare Common Procedure Coding System (HCPCS) codes, which include the CPT codes as the means by which Medicare and private insurers identify medical services that are provided to patients in the United States. CPT codes are established by an independent editorial panel convened by the American Medical Association (AMA). The reimbursement amounts, or relative values, associated with the CPT codes are established by the Centers for Medicare and Medicaid Services (CMS), under a process that involves recommendations from an independent Relative Value Update Committee also convened by the AMA, with advice from professional societies representing the various medical specialties.

A new CPT code appropriate for image analysis went into effect on January 1, 2004.  The interim rates established for this code in 2004 were subsequently amended on January 1, 2005.  Under the new code, the total Medicare reimbursement for ACIS®-based procedures performed in physician offices or independent laboratories is approximately $168 per test, reflecting a technical component of approximately $100 and a professional component of approximately $68. The technical component involves preparation of the patient sample and running the test on the ACIS®, while the professional component involves the physician’s reading and evaluation of the test results. The actual amount varies based upon a geographic factor index for each state and may be higher or lower than the amounts indicated above in particular cases based on one’s geographic location.  In southern California, for example, where Clarient’s technical services are currently performed, the reimbursement amount for technical services is approximately $118 per slide.

We also face uncertainties with respect to our ability to complete development of additional tests for the ACIS®.  In order to mitigate the risk that any one test will not be successfully developed, we maintain a pipeline of tests in a prioritized queue so that we can align development efforts according to priority if any one test is not successfully developed, or market feedback suggests that a test should be given a lower priority.  In addition, the ACIS® is dependent upon the laboratory producing a quality stained slide for image analysis.  Reagent and/or stain quality issues by stain manufacturers may impact the rate at which the ACIS® technology is adopted or new applications are added to existing placements.

Other factors that may affect our future results of operations are discussed below under the caption “Risk Factors.”

Liquidity and Capital Resources

At September 30, 2005, we had approximately $2.1 million of cash and cash equivalents, $1.4 million available under our equipment financing lines (subject to lessor approval of each funding request), and $3.5 million available under our revolving line of credit.  Cash used in operating activities was $6.9 million for the nine months ended September 30, 2005 due primarily to our net loss of $11.1 million and increases in working capital requirements.  Cash used in investing activities of $2.6 million consisted of capital expenditures related primarily to purchases of new equipment for the diagnostic services laboratory and leasehold improvements at the new facility.  Net cash provided from financing activities during the nine months ended September 30, 2005 was $1.5 million due to borrowings of $2.9 million offset by debt payments of $1.6 million and the exercise of stock options of $0.2 million.

On November 8, 2005, we entered into a securities purchase agreement with a limited number of accredited investors pursuant to which we agreed to issue 15,000,000 shares of common stock, together with warrants to purchase an additional 2,250,000 shares of common stock, for an aggregate purchase price of $15,000,000.  The exercise price of the warrants is $1.35 per share.  The warrants are exercisable until the fourth anniversary of the date of issuance. We structured this transaction so that a portion of the common stock and warrants (8,900,000 shares of common stock and warrants to purchase 1,350,000 shares of common stock for aggregate gross proceeds of $8.9 million) will be issued at an initial closing that is expected to occur on or about November 9, 2005. The remaining shares and warrants are expected to be issued at a second closing which is expected to occur 21 days after we  mail an information statement on Schedule 14C to our stockholders disclosing that we obtained stockholder approval for the private placement.  The second closing is not expected to occur before December 10, 2005.  The investors in the private placement are required to deposit the purchase price to be paid at the second closing into an escrow account, and this deposit will be released to us on the date of the second closing.  Safeguard is purchasing an aggregate of $9,000,000 of the securities in the private placement and will continue to own a majority of our common stock following completion of the private placement.  The aggregate net proceeds to us from the financing (after payment of placement fees and expenses) are expected to be approximately $14,650,000.  The securities associated with the financing are being issued to a limited number of accredited investors in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) and may not be resold unless there is either an effective registration statement under the Securities Act or a valid exemption from the registration requirements of the Securities Act.

We currently lease our corporate headquarters and manufacturing facility and our laboratory services facility under separate operating lease arrangements. The lease for the corporate headquarters and manufacturing facility expires in February 2006. The lease for the laboratory services facility expires at the end of January 2006. In July 2005, we signed a lease for a new, single facility, and we intend to move our laboratory, manufacturing and administrative operations to this new facility.  The new facility lease has a term of 10 years beginning December 1, 2005 with two five-year renewal options. We intend to begin occupying this facility in January 2006.  The landlord has agreed to fund approximately $3.5 million of tenant improvements, subject to the terms of the lease agreement.  Our total projected spending for the build-out of this facility, including the $3.5 million of tenant improvements funded by the landlord, is approximately $8 million to $9 million.

Our instrument systems business generates revenues from leases of the ACIS® system to certain customers (pursuant to which those customers pay us on a “fee-per-use” basis for each time the instrument is used to perform a test) and from sales of our ACIS® system.   Revenues from system leases are recognized over the lease term and revenues from system sales are recognized upon customer acceptance of the system.  While we expect to continue to derive revenues from leased systems that have already been placed with customers, we do not anticipate leasing a significant number of new ACIS® systems on a going forward basis.  Instead, we expect that sales of our ACIS® system to new customers will comprise the substantial majority of new system placements.  These sales will include sales of systems pursuant to our distribution arrangement with DAKO and direct sales by us in markets where our distribution arrangement with DAKO is not exclusive. The rate of capital expenditures as it relates to ACIS® equipment purchases has been lower than prior periods due to the slower pace of system placements.  However, as a result of our new distribution arrangement with DAKO, we expect sales of systems to increase during 2006 and that the rate of related capital expenditures will also increase.  We also expect our research and development expenditures to increase with respect to development of a future ACIS® system.  Future ACIS® system development expenses will be funded in part by DAKO under the terms of our distribution and development arrangement.

We believe that we have substantially all of the laboratory equipment that is required to support our operating activities currently.  Significant additions to this equipment would be dependent on a substantial increase in diagnostic service activity.  We expect to fund any purchases of additional laboratory equipment from our $1.4 million equipment financing lease line.

In the past year, we have funded our operations and capital expenditure needs with the proceeds of debt and equity financings.  On March 25, 2004, we entered into a securities purchase agreement with a limited number of accredited investors pursuant to which we sold 10,500,000 shares of common stock, together with warrants to purchase an additional 1,575,000 shares of common stock at an exercise price of $2.75 per share, for an aggregate purchase price of $21.0 million.  The warrants issued in this transaction are exercisable for a period of four years after the date of issuance.  Safeguard acquired 3,750,000 shares of common stock and warrants to purchase 562,500 shares of common stock in the March 2004 financing for an aggregate investment of $7.5 million.  In connection with the financing, the Company entered into a registration rights agreement with the purchasers in that financing, and the Company has registered the resale of shares issued in the financing with the Securities and Exchange Commission.

The Company currently has an $8.5 million revolving credit agreement, which expires on January 31, 2006. The line of credit was increased from $5.5 million to $8.5 million in July 2005.  The borrowings under the line of credit are being used for working capital purposes and a $3.0 million stand-by letter of credit that was provided to the landlord of our new leased facility and bears interest at the bank’s prime rate minus one-half percent. The agreement also includes an annual facility fee of $27,500 and various restrictive covenants and requirements to maintain certain financial ratios. Borrowings under the line of credit are guaranteed by Safeguard in exchange for an annual fee of 0.5% of the amount guaranteed and an amount equal to 4.5% per annum of the daily-weighted average principal balance outstanding under the line of credit.  The Company also issued a warrant to Safeguard to purchase 50,000 shares of common stock for an exercise price of $2.00 per share as additional consideration for Safeguard’s guarantee.  The agreement has only one financial covenant related to tangible net worth, which is required to be greater than ($2,000,000).

In August 2003, we entered into a $3.0 million equipment financing agreement with General Electric Capital Corporation (“GE Capital”).  The loan principal amortizes ratably over a 33-month term. The borrowings under the equipment financing agreement were used for working capital purposes and bear interest at an annual rate of interest of 8.16%.  The agreement also provides for an incremental $2.0 million of financing available upon reaching certain system placement objectives, contains various restrictive covenants, requires maintenance of certain financial ratios and includes a collateral monitoring fee of $5,000 per year.  In September 2003, the entire $3.0 million available under the financing agreement was borrowed.  As of September 30, 2005, $1.0 million of debt remains outstanding under this agreement with all $1.0 million of the debt classified as current.

Borrowings under the equipment financing agreement with GE Capital are secured by substantially all of our assets. The agreement with GE Capital incorporates some of the restrictive covenants and certain other requirements of the Comerica revolving credit agreement, including any amendments granted by Comerica with respect to the incorporated covenants.  The agreement with GE Capital also includes a provision whereby a material adverse change to our financial condition could be considered an event of default.  Based on current operations, committed borrowings and our $2.1 million cash balance as of September 30, 2005, we believe that we will remain in compliance with our debt covenants over the next twelve months.

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

In January 2005, GE Capital approved additional equipment lease financings of up to $2.3 million under this master lease agreement for equipment leases during 2005, subject to execution of definitive documentation for each separate equipment lease and GE Capital’s review of our financial condition at the time of each funding request.  These additional equipment lease financings have a term of 36 months for each equipment purchase and provide for an early purchase option by the Company after 24 months for a purchase price equal to 40.5% of the cost of the equipment.  As of September 30, 2005, the Company had financed $0.9 million of capital equipment under this line, which was recorded as a capital lease obligation.

We are exploring a number of additional financing alternatives, including a sale of certain ACIS® systems that we currently lease to customers (and the corresponding lease portfolio and future revenue stream) to a third party (from which we anticipate we can raise approximately $4.0 million to $5.0 million) and an accounts receivable credit facility (from which we anticipate we could raise approximately $2.0 million).  Any such financings will be subject to the negotiation and execution of definitive financing agreements and satisfaction of the conditions set forth therein.  In addition, GE Capital currently has a lien over all of our assets, and each of these financings would be conditioned on GE Capital’s agreement to release its lien on the assets covered by each of these financings.  While we expect to complete one or both of these financings during the fourth quarter of 2005 or first quarter of 2006, there can be no assurance that we will be able to do so.

We believe that our existing cash resources together with access to the financing sources described above (including proceeds from the second closing of the private placement that we consummated in November 2005, the remaining $3.5 million available under our revolving line of credit with Comerica Bank, the $1.9 million of potential availability under our new equipment lease line with GE  (which remains subject to GE’s ongoing review of our financial condition at the time of each funding request) and proceeds from the potential sale of ACIS® systems that we currently lease to customers and from an accounts receivable credit facility) will be sufficient to satisfy the cash needs of our existing operations through the end of 2006.   However, we may require additional debt or equity financing if we are unable to access one or more of these financing sources or if we encounter difficulties in executing our business plan.  There can be no assurance that we will be able to obtain additional debt or equity financing when needed or on terms that are favorable to us and our stockholders.  Furthermore, if additional funds are raised through an equity or convertible debt financing, our stockholders may experience significant dilution.

The following table summarizes our contractual obligations and commercial commitments at September 30, 2005, including our new facility lease.  These commitments exclude the approximately $5.5 million which we have committed to pay to build-out our new facility and a $3.0 million standby letter of credit provided to the landlord under the lease agreement for our new facility.

Contractual Obligations	Total	Less than 1 Year	1-3 Years	Over 3 Years
Line of Credit Obligations	$2,000	$2,000	$—	$—
Long-Term Debt Obligations	987	987	—
Capital Lease Obligations-Lab	2,748	1,141	1,607	—
Facility Obligations	13,807	721	3,466	9,620
Total	$19,542	$4,849	$5,073	$9,620

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

At September 30, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

We have incurred operating losses in every year since inception, and our accumulated deficit as of September 30, 2005 was $117 million.  Those operating losses are principally associated with the research and development of our ACIS® technology, the conducting of clinical trials, preparation of regulatory clearance filings, the development of our sales and marketing organization to commercialize the ACIS® and the capital investments we have made relating to our recently launched diagnostic services business.  Although leasing and sales of the ACIS® have been encouraging since we began the commercial distribution of the ACIS® in late 1999 and we have recently begun to provide a wide array of laboratory services, we may not be able to achieve profitable operations at any time in the future.

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

Our leases of our corporate headquarters and manufacturing facility and of our laboratory facility expire as soon as February 2006 and we will be required to relocate to a new facility and make significant expenditures in relocating our operations.

We currently lease our corporate headquarters and manufacturing facility and our laboratory services facility under operating lease arrangements. The lease for the corporate headquarters and manufacturing facility expired in February 2005 and we exercised our option to extend the lease twelve months. The lease for our diagnostic services laboratory facility also expires in February 2006.  We have identified a new location for our combined operations and have signed a ten-year lease, which contemplates occupancy beginning December 1, 2005.  The move to our new facility could create risk of business interruption and will require substantial capital investment.  There is no guarantee that we will be able to successfully complete this move to a new facility.

We may require additional financing for, among other things, planned expansion of our laboratory operations, capital expenditures and other costs, related to the move to a new facility and expenses associated with our anticipated  increase in placements of our ACIS systems and it is uncertain whether such financing will be available on favorable terms, if at all.

We believe that our existing cash resources together with access to existing and anticipated financing sources described under the caption “—Liquidity and Capital Resources” (including proceeds from the second closing of the private placement that we entered into in November 2005, the remaining $3.5 available under our revolving line of credit with Comerica bank, the $1.9 million of potential availability under our new equipment lease line with GE  (which remains subject to GE’s ongoing review of our financial condition at the time of each funding request) and proceeds from the potential sale of ACIS® systems that we currently lease to customers to a third party and from an accounts receivable credit facility) will be sufficient to satisfy the cash needs of our existing operations through the end of 2006.   However, we may require additional debt or equity financing if we are unable to access one or more of these financing sources.  In addition, we have expended and will continue to expend substantial funds for research and development, clinical trials and manufacturing and marketing of our system and expanding our offerings of bioanalytical services.  We will also need additional capital if our new business initiatives are not successful or we fail to achieve the level of revenues from applications and our other services in the time frame contemplated by our business plan.

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

We compete in a highly competitive industry. ACIS® was first released in 1997 for use in research as an imaging system for the detection of rare cellular events. The primary application was for the detection of cells which contained a marker used to distinguish possible cancerous cells in bone marrow. At that time, the most significant competition to the ACIS® for this application was use of manual microscopes and certain other cell-based techniques.  These other techniques include polymerase chain reaction (PCR), a technique used in clinical labs to detect DNA sequences, and flow cytometry, a technique used to analyze biological material through the detection of the light-absorbing or fluorescing properties of cells. A natural progression for Clarient and the ACIS® was to penetrate the manually intensive slide-based cancer testing market, with an initial focus on the breast cancer market. Companies such as DAKO, Ventana and BioGenex have greater cancer-testing market share and stronger medical laboratory relationships than we do. They also have two of the critical system components needed to drive standardization—reagents and staining automation. In July 2005, we entered into a distribution and development agreement with DAKO relating to our ACIS® system, which is exclusive in research and clinical markets and non-exclusive with respect to biotechnology and pharmaceutical companies (and their academic research partners).  Other imaging companies such as TriPath and Applied Imaging are currently expanding into this market. Advancements in alternative cancer diagnostic tests and the development of new protein-based therapies will bring increased competition to this market segment, and such competition could adversely affect our operating results, cash flows and financial condition.

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

•                  Heather Creran, our Executive Vice President and Chief Operating Officer — Diagnostic Services;

•                  Ken Bloom, M.D., our Chief Medical Director;

•                  Karen Garza, our Vice President of Marketing and Strategic Initiatives;

•                  Jose de la Torre-Bueno, Ph.D., our Vice President and Chief Technology Officer;

•                  David J. Daly, our Vice President of Sales; and

•                  James Cureton, our Vice President of Instrument Systems.

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

Safeguard Scientifics, Inc. beneficially owns a majority of the outstanding shares of our common stock.  Safeguard Scientifics, Inc. currently beneficially owns a majority of our common stock.  As a result, Safeguard Scientifics, Inc. will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets.  In addition, Safeguard Scientifics, Inc. will have the ability to elect all of our directors and they could, as a result, dictate the management of our business and affairs. The interests of this stockholder may differ from other stockholders’ interests. In addition, this concentration of ownership may delay, prevent, or deter a change in control and could deprive other stockholders of an opportunity to receive a premium for their common stock as part of a sale of our business. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Historically, we have invested excess cash in short-term debt securities that are intended to be held to maturity.  These short-term investments typically have various maturity dates which do not exceed one year.  We had no short-term investments as of September 30, 2005.

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

During 2005, our diagnostic laboratory services business has become an increasingly significant component of our operations.  As a result, in the ordinary course we have reviewed and continue to review our system of internal control over financial reporting for the laboratory operations, and we have implemented changes based on our ongoing review that are designed to improve and increase the efficiency of our internal controls while maintaining an effective control environment. For example, during the third quarter of 2005, we created process documentation for evaluation and testing of our internal controls relating to our laboratory operations.   In addition, during the third quarter of 2005, we began evaluating the automation of various processes relating to our laboratory services to replace certain processes that are currently conducted manually. Except for the foregoing, there has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, management believes would have a material adverse effect on the business, financial condition or results of operations of the business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On August 1, 2005, the Company issued a warrant to purchase 50,000 shares of common stock for an exercise price of $2.00 per share to Safeguard as a portion of the consideration paid to Safeguard in exchange for Safeguard’s guarantee of a $3.0 million increase in the Company’s borrowing limit under the Company’s working capital loan facility with Comerica Bank.  The warrant was issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) of the Securities Act.

On November 8, 2005, the Company entered into a securities purchase agreement with a limited number of accredited investors pursuant to which the Company has agreed to issue approximately 15,000,000 shares of common stock, together with warrants to purchase an additional 2,250,000 shares of common stock, for an aggregate purchase price of $15,000,000.  The securities being issued in the private placement are being issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) of the Securities Act.  The terms of this private placement are described in more detail in Note 13 to our unaudited financial statements included in Part I of this quarterly report on Form 10-Q.

Item 5.  Other Events

On November 8, 2005, the Company entered into a securities purchase agreement with a limited number of accredited investors pursuant to which the Company has agreed to issue approximately 15,000,000 shares of common stock, together with warrants to purchase an additional 2,250,000 shares of common stock, for an aggregate purchase price of $15,000,000.  The terms of this private placement are described in more detail in Note 13 to our unaudited financial statements included in Part I of this quarterly report on Form 10-Q.

Item 6.  Exhibits and Reports on Form 10-Q

(a) Exhibits

Exhibit Number	Description
10.1	Distribution and Development Agreement dated July 18, 2005 between the Company and DakoCytomation Denmark A/S (a)†
10.2	Facility lease between the Company and 31 Columbia, Inc. dated July 20, 2005 (a)
10.3	Waiver and Fifth Amendment to Loan Agreement dated August 1, 2005 by and between the Company and Clarient, Inc. (b)
10.4	Second Amended and Restated Unconditional Guaranty dated August 1,2005 , to Comerica Bank provided by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc (b)
10.5	Reimbursement and Indemnity Agreement dated August 1, 2005 , by Clarient, Inc. in favor of Safeguard Delaware, Inc and Safeguard Scientifics (Delaware), Inc (b)
10.6	Warrant to Purchase 50,000 Shares of Common Stock dated August 1, 2005 issued to Safeguard Scientifics (Delaware), Inc. (b)
10.7	Separation Agreement dated August 23, 2005 between the Company and Kenneth D. Bauer, Ph.D.(c)
10.8	Securities Purchase Agreement dated November 8, 2005, by and among the Company and the investors named therein. (d)
10.9	Registration Rights Agreement, dated November 8, 2005, by and among the Company and the investors named therein. (d)
10.10	Form of Common Stock Purchase Warrant to be issued pursuant to Securities Purchase Agreement dated November 8, 2005 (d)
31.1	Certifications pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a) for Ronald A. Andrews. (*)
31.2	Certifications pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a) for Stephen T. D. Dixon. (*)
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Ronald A. Andrews. (*)
32.2	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Stephen T. D. Dixon. (*)

(*)	Filed herewith.

(a)	Filed on August 8, 2005 as an exhibit to the Company’s Quarterly Report on Form 10-Q and incorporated by reference.
†	Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission

(b)	Filed on August 4, 2005 as an exhibit to the Company’s Current Report on Form 8-K and incorporated by reference.

(c)	Filed on August 29, 2005 as an exhibit to the Company’s Current Report on Form 8-K and incorporated by reference.

(d)	Filed on November 9, 2005 as an exhibit to the Company’s Current Report on Form 8-K and incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLARIENT, INC.

DATE: November 9, 2005	BY:	/s/ Ronald A. Andrews
Ronald A. Andrews President and Chief Executive Officer

DATE: November 9, 2005	BY:	/s/ Stephen T. D. Dixon
Stephen T.D. Dixon Executive Vice President and Chief Financial Officer