Form 10-Q/A
period 2005-06-30
CLARIENT, INC
filed 2006-01-31
CIK 1038223

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 to amend Exhibit 10.1 filed therewith.  The amendment is being made to restore certain provisions of Exhibit 10.1 that we had originally requested be treated confidentially. The restoration of the redacted provisions is being made at the request of the staff of the Securities and Exchange Commission. This Amendment No. 1 does not reflect events occurring after the filing of the original Quarterly Report on Form 10-Q and, other than the filing of the revised portions of Exhibit 10.1, does not modify or update the disclosures in the original Quarterly Report on Form 10-Q in any way.

PART II — OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description
10.1	Distribution and Development Agreement dated July 18, 2005 between the Company and DakoCytomation Denmark A/S (*)†
31.1	Certifications pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a) for Ronald A. Andrews. (+)
31.2	Certifications pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a) for Stephen T. D. Dixon. (+)
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Ronald A. Andrews. (+)
32.2	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Stephen T. D. Dixon. (+)

(*)             Filed herewith.

†                      Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.

(+)             Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLARIENT, INC.

DATE: JANUARY 31, 2006	BY:	/s/ Ronald A. Andrews
Ronald A. Andrews
President and Chief Executive Officer

DATE: JANUARY 31, 2006	BY:	/s/ Stephen T. D. Dixon
Stephen T.D. Dixon
Executive Vice President and Chief Financial Officer