Form 10-Q
period 2006-03-31
CLARIENT, INC
filed 2006-05-05
CIK 1038223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2006

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

Yes ☒     No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.)

Large Accelerated Filer ☐

Accelerated Filer ☐

Non-Accelerated Filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):

Yes ☐     No ☒

As of April 28, 2006, 66,864,383 shares of the Registrant’s common stock were outstanding.

CLARIENT, INC. AND SUBSIDIARIES

Table of Contents

PART I FINANCIAL INFORMATION

Item 1	Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2006 (unaudited) and December 31, 2005

Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2006 and 2005

Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2006 and 2005

Notes to Condensed Consolidated Financial Statements

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Item 4	Controls and Procedures

PART II OTHER INFORMATION

Item 1A	Risk Factors

Item 6	Exhibits

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.

CLARIENT, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,528	$9,333
Restricted cash	232	—
Accounts receivable, net of allowance for doubtful accounts of $731 and $740 in 2006 and 2005, respectively (services group)	5,200	3,928
Accounts receivable, net of allowance for doubtful accounts of $150 and $207 in 2006 and 2005, (technology group)	523	858
Net investment in sales type leases	59	81
Inventories	1,211	1,088
Prepaid expenses and other current assets	833	754
Total current assets	12,586	16,042
Property and equipment, net of accumulated depreciation	9,988	8,007
Patents, net of accumulated amortization of $607 and $572 in 2006 and 2005, respectively	758	742
Net investment in sales type leases	183	188
Other	128	270
Total assets	$23,643	$25,249
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,810	$3,122
Accrued payroll	1,174	1,109
Accrued expenses	1,313	1,341
Deferred revenue	994	1,233
Current maturities of long-term debt, including capital lease obligation	2,223	2,153
Total current liabilities	8,514	8,958
Long-term debt, including capital lease obligation	3,744	2,073
Deferred rent	3,001	1,756
Commitments and contingencies
Stockholders’ equity:
Common stock $0.01 par value, authorized 100,000,000 shares, issued and outstanding 66,813,227 and 66,912,762 in 2006 and 2005, respectively	668	669
Additional paid-in capital	132,461	132,388
Deferred compensation	—	(268)
Accumulated deficit	(124,703)	(120,285)
Accumulated other comprehensive loss	(42)	(42)
Total stockholders’ equity	8,384	12,462
Total liabilities and stockholders’ equity	$23,643	$25,249

See accompanying notes to condensed consolidated financial statements.

CLARIENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenue:
Services group	$5,515	$1,887
Technology group	1,234	2,120
Total revenue	6,749	4,007
Cost of revenue:
Services group	3,265	1,833
Technology group	369	641
Total cost of revenue	3,634	2,474
Gross profit	3,115	1,533
Operating expenses:
Selling, general and administrative	4,003	3,029
Diagnostic services administration	2,168	1,423
Research and development	1,145	928
Total operating expenses	7,316	5,380
Loss from operations	(4,201)	(3,847)
Other expense	201	27
Loss before income taxes	(4,402)	(3,874)
Income taxes	16	—
Net loss attributable to common stock	$(4,418)	$(3,874)

Basic and diluted net loss per common share	$(0.07)	$(0.08)
Weighted average number of common shares outstanding	66,803,317	51,616,369

See accompanying notes to condensed consolidated financial statements.

CLARIENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2006	2005

Cash flows from operating activities:
Net loss	$(4,418)	$(3,874)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	776	786
Non-cash compensation charges	386	121
Gain on sale of assets	(301)	—
Provision for bad debts	200	25
Reserve for excess and obsolete inventory	—	(67)

Changes in operating assets and liabilities:
Accounts receivable, net (services group)	(1,529)	(962)
Accounts receivable, net (technology group)	392	155
Net investment in sales type leases	27	(615)
Inventories	(123)	108
Prepaid expenses and other assets	63	23
Accounts payable	(312)	(626)
Accrued payroll	65	231
Accrued expenses	(28)	(408)
Deferred revenue	(239)	199
Deferred rent	1,245	—
Net cash used in operating activities	(3,796)	(4,904)

Cash flows from investing activities:
Additions to patents	(51)	(6)
Additions to restricted cash	(232)	—
Additions to property and equipment	(2,731)	(322)
Proceeds from sale of assets	310	—
Net cash used in investing activities	(2,704)	(328)

Cash flows from financing activities:
Proceeds from exercise of stock options	18	60
Borrowings on long-term debt, including equipment lease obligation	2,936	442
Repayments on long-term debt, including capital lease obligation	(1,195)	(495)
Issuance of common stock	6	—
Offering costs	(70)	—
Net cash provided by financing activities	1,695	7

Effect of exchange rate changes on cash and cash equivalents	—	5

Net decrease in cash and cash equivalents	(4,805)	(5,220)

Cash and cash equivalents at beginning of period	9,333	10,045

Cash and cash equivalents at end of period	$4,528	$4,825

See accompanying notes to condensed consolidated financial statements.

CLARIENT, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)  Interim Financial Statements

These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. All such adjustments are of a normal, recurring nature. Certain amounts have been reclassified to conform to the current period presentation. The results of operations for any interim period are not necessarily indicative of the results to be obtained for a full fiscal year.

(2)  Equity-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which was issued in December 2004. SFAS 123(R) revises SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. SFAS 123(R) requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award. SFAS 123(R) also requires measurement of the cost of employee services received in exchange for an award. SFAS 123(R) also amends SFAS No. 95, “Statement of Cash Flows,” to require the excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows. The Company adopted SFAS 123(R) using the modified prospective method. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Prior to the adoption of SFAS 123(R), the Company recorded compensation expense related to the issuance of restricted stock grants to employees. The value of the restricted stock grant awards are determined on the date of grant and compensation expense is recognized on a straight-line basis over the vesting periods.

Stock-based compensation is as follows (in thousands):

	Three Months Ended March 31,
	2006	2005

Cost of revenue – services group	$5	$—
Cost of revenue – technology group	3	—
Stock-based compensation expense included in cost of revenue	8	—

Selling, general and administrative	290	104
Diagnostic services administration	71	17
Research and development	17	—
Stock-based compensation expense included in operating expense	378	121

Total stock-based compensation expense	$386	$121

SFAS 123(R) provides that income tax effects of share-based payments are recognized in the financial statements for those awards that will normally result in tax deduction under existing law. Under current U.S. federal tax law, the Company would receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the income statement. The Company does not recognize a tax benefit for compensation expense related to incentive stock options unless the underlying shares are disposed in a disqualifying disposition.

The table below reflects pro forma information for the three months ended March 31, 2005 (in thousands except per-share amounts):

2005
Consolidated net loss attributable to common stock:
As reported	$(3,874)
Stock-based employee compensation expense included in net loss as reported	121
Total stock-based employee compensation expense determined under fair-value based method for all awards	(465)
Pro forma net loss	$(4,218)

Net loss per share — Basic and Diluted:
Net loss per share as reported	$(0.08)
Pro forma net loss per share	$(0.08)

(1)                Net loss and net loss per share prior to January 1, 2006 did not include stock-based compensation expense for employee stock options under SFAS 123 because the Company did not adopt the recognition provisions of SFAS 123. Net loss and net loss per share prior to January 1, 2006 included compensation expense related to restricted stock grant awards.

(2)                Stock-based compensation expense prior to January 1, 2006 is calculated based on the pro forma application of SFAS 123.

(3)                Net loss and net loss per share prior to January 1, 2006 represents pro forma information based on SFAS 123.

The following assumptions were used to determine the fair value of stock options granted using the Black-Scholes option-pricing model:

	2006	2005
Dividend yield	0.0%	0.0%
Volatility	96%	103%
Average expected option life	5 years	4 years
Risk-free interest rate	4.64%	4.10%

(3)  Net Loss Per Share

Basic and diluted loss per common share is calculated by dividing net loss by the weighted average common shares outstanding during the period. Stock options and warrants to purchase an aggregate of 12,512,796 and 10,493,261 shares of common stock were outstanding at March 31, 2006 and 2005, respectively. These stock options and warrants outstanding were not included in the computation of diluted earnings per share because the Company incurred a net loss in all periods presented and hence, the impact would be anti-dilutive.

(4)  Patents

Patents are amortized over their respective estimated useful lives of ten years to their estimated residual values. The following table provides a summary of the Company’s technology related patents with definite useful lives recorded as of March 31, 2006 (in thousands):

Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period in Years
$1,365	$(607)	$758	10

The following table summarizes the future estimated annual pretax amortization expense for these assets (in thousands):

Fiscal Year
Remainder of 2006	$96
2007	131
2008	130
2009	115
2010 & thereafter	286
Total	$758

(5) Net Investment in Sales-Type Leases

The Company derives a portion of its revenues under leasing arrangements. Such arrangements provide for monthly payments covering the system sale, maintenance and interest. These arrangements meet the criteria to be accounted for as sales-type leases pursuant to Statement of Financial Accounting Standards No. 13, “Accounting for Leases”. Accordingly, the system sale is recognized upon delivery of the system, provided all other revenue recognition criteria are met. Upon the recognition of revenue, an asset is established for the “investment in sales-type leases.”  Maintenance revenue and interest income are recognized monthly over the lease term.

The following lists the components of the net investment in direct financing and sales-type leases as of March 31, 2006 (in thousands):

Total minimum lease payments to be received	$338
Less: Amounts representing estimated maintenance costs including profit thereon, included in total minimum lease payments	45
Net minimum lease payments receivable	293
Less: Unearned maintenance income & interest	51
Net investment in sales-type leases	$242

(6)  Currency Translation

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

(7)  Comprehensive Loss

The total comprehensive loss is summarized as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Net loss	$(4,418)	$(3,874)
Foreign currency translation adjustment	—	5
Comprehensive loss	$(4,418)	$(3,869)

(8)  Business Segments

The Company operates primarily in two business segments: 1) the Services Group delivers critical oncology testing services to community pathologists, biopharmaceutical companies and other researchers; and 2) the Technology Group is engaged in the development, manufacture and marketing of an automated cellular imaging system which is designed to assist physicians in making critical medical decisions. The segments are determined based on product and or services delivered to customer groups. The Company’s chief operating decision maker is the Chief Executive Officer and President. The chief operating decision maker allocates resources and assesses performance and other activities at the operating segment level.

Revenue, gross profit and identifiable assets for our operating segments are as follows (in thousands):

	Three Months Ended			Three Months Ended
	March 31, 2006			March 31, 2005
	Services Group	Technology Group	Total	Services Group	Technology Group	Total
Total revenues	$5,515	$1,234	$6,749	$1,887	$2,120	$4,007

Cost of revenue	3,265	369	3,634	1,833	641	2,474
Gross profit (loss)	$2,250	$865	3,115	$54	$1,479	1,533
Selling, general and administrative (including diagnostic services administration)			6,171			4,452
Research & development			1,145			928
Loss from operations			(4,201)			(3,847)
Other expense and income taxes			217			27
Net loss			$(4,418)			$(3,874)

	March 31, 2006			December 31, 2005
	Services Group	Technology Group	Total	Services Group	Technology Group	Total

Identifiable assets	$18,653	$4,990	$23,643	$21,806	$3,443	$25,249

(9)  Recent Accounting Developments

Inventory Costs

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, (“SFAS 151”), an amendment of Accounting Research Bulletin No. 43, Inventory Pricing. SFAS 151 requires all companies to recognize a current-period charge for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. The statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This new standard became effective for fiscal years beginning after June 15, 2005. The Company’s adoption of SFAS 151 as of January 1, 2006 had no material effect on its consolidated financial position, results of operations or cash flows.

Accounting Changes and Error Corrections

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections-a replacement of APB No. 20 and FAS No. 3” (“SFAS 154”).  SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections.  It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle.  SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable.  The correction of an error in previously issued financial statements is not an accounting change.  However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively.  Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154.  SFAS 154 became effective in fiscal years beginning after December 15, 2005.  The Company’s adoption of SFAS 154 as of January 1, 2006 had no impact on its financial position, results of operations or cash flows.

Amortization for Leasehold Improvements

In June 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (EITF 05-6).  This guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are reasonably assured at the date of the business combination or purchase.  This guidance was applicable only to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005.  The adoption of EITF 05-6 is not expected to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

(10)  Stock Transactions

On November 8, 2005, the Company entered into a securities purchase agreement with a limited number of accredited investors pursuant to which the Company agreed to issue and the investors agreed to purchase 15,000,000 shares of common stock, together with warrants to purchase an additional 2,250,000 shares of common stock at an exercise price of $1.35 per share, for an aggregate purchase price of $15,000,000 (this financing is referred to as the “2005 financing”). The warrants issued in this transaction are exercisable for a period of four years after the date they were issued. This transaction was structured so that a portion of the common stock and warrants issued (8,900,000 shares of common stock and warrants to purchase 1,335,000 shares of common stock for aggregate gross proceeds of $8,900,000) were issued at an initial closing that occurred on November 9, 2005. The remaining shares and warrants were issued at a subsequent closing on December 14, 2005. Safeguard Scientifics, Inc. (“Safeguard”) was one of the purchasers in the 2005 financing and acquired 9,000,000 shares (of which 5,340,000 shares were acquired at the initial closing) of common stock and warrants to purchase 1,350,000 shares of common stock (of which 801,000 were acquired at the initial closing) for an aggregate investment of $9,000,000. Following consummation of the financing, Safeguard beneficially owned approximately 57% of the Company’s outstanding common stock. In connection with the 2005 financing, the Company entered into a registration rights agreement with the purchasers in that financing and the Company has registered the resale of shares issued in the 2005 financing with the Securities and Exchange Commission.

Due to its beneficial ownership of approximately 57% of the Company’s outstanding common stock, Safeguard has the power to elect all of the directors of the Company, although Safeguard has contractually agreed with the Company that a majority of the board of directors will consist of individuals not specifically designated by Safeguard. The Company has given Safeguard contractual rights enabling it to exercise significant control over the Company.

(11)  Line of Credit

The Company currently has an $8.5 million revolving credit agreement, which expires on February 28, 2007 (the line of credit was increased from $5.5 million to $8.5 million in August 2005) and bears interest at the bank’s prime rate minus one-half percent.  The borrowings under the line of credit are being used for working capital purposes and to provide a $3.0 million stand-by letter of credit to the landlord of our Aliso Viejo, California facility. The agreement also includes an annual credit facility fee of $27,500 and various restrictive covenants and requirements to maintain certain financial ratios. The Company paid Safeguard a commitment fee of $15,000 and issued to Safeguard a warrant to purchase 50,000 shares of common stock for an exercise price of $2.00 per share as additional consideration for Safeguard’s $3.0 million increase in the guarantee in August 2005.  The Company is also obligated to pay Safeguard an amount equal to 0.5% of the amount guaranteed and 4.5% per annum of the daily-weighted average principal balance outstanding under the line of credit.  The revolving credit agreement has only one financial covenant related to tangible net worth, which is required to be not less than $0.

(12)  Equipment Financing

In August 2003, the Company entered into an agreement for an equipment financing line from General Electric Capital Corporation (“GE Capital”). The equipment financing line provided for $3.0 million in immediate financing resources and an additional $2.0 million as the Company achieves certain system placement objectives. The loan principal amortized ratably over the 33 month term. In September 2003, the Company borrowed $3.0 million at an interest rate of 8.16%. These borrowings under the equipment financing agreement were being used for working capital purposes and were secured by substantially all of the assets of the Company. The agreement also provided for various restrictive covenants, maintenance of certain financial ratios and a collateral monitoring fee of $5,000 per year. On March 1, 2006, the balance outstanding on the equipment financing line was paid in its entirety.

In June 2004, the Company entered into a master lease agreement with GE Capital for capital equipment financings of diagnostic services (laboratory) related equipment.  The Company financed $2.6 million in 2004, $2.3 million in 2005 and $0.6 million in the three months ended March 31, 2006 of capital equipment under this arrangement, which were recorded as capital lease obligations.  Each lease financing has a term of 36 months. The 2004 financings provides for an early purchase option by the Company after 30 months at 26.6% of the cost of the equipment. The 2005 and 2006 financings provides for an early purchase option by the Company after 24 months for a purchase price equal to 40.5% of the cost of the equipment.

The capital lease obligations as of March 31, 2006 are as follows (in thousands):

Fiscal Year:
Remainder of 2006	$1,233
2007	1,651
2008	737
2009	158
Total	3,779
Less: current portion	1,665
Capital lease obligation, excluding current portion	$2,114

(13) Borrowings on Equipment Subject to Operating Leases

On March 1, 2006, the Company entered into a Master Purchase Agreement with Med One Capital Inc. (“Med One”) pursuant to which Med One purchased certain ACIS® “cost per test” units for a gross amount of $2.3 million. Each unit purchased by Med One was in use by a customer at the time of the transaction. Med One also has the option to purchase additional units worth up to $1 million. Under the agreement, 10 percent of the purchase price is held in escrow and may be recoverable by Med One to the extent that any units returned to Med One prior to the expiration of the applicable equipment lease are not successfully remarketed. The escrow amount is classified as restricted cash. The proceeds from this financing are recorded as debt of which $0.6 million is classified as current and $1.6 million is classified as non-current at March 31, 2006. Amounts invoiced to customers for tests performed or the minimum monthly rental fee related to the units sold to Med One will be recorded as revenue and a portion of each fee will be recorded as interest expense and the remainder will reduce the amount recorded as debt. The Company will continue to record depreciation expense on the units sold to Med One which will be recorded to cost of revenues.

(14) Commitments and Contingencies

Operating Lease Commitment. The Company utilizes various operating leases for office space and equipment. The Company entered into a lease agreement dated as of July 20, 2005 for a mixed-use building with approximately 78,000 square feet in Aliso Viejo, California. The lease commenced on December 1, 2005 with an initial term of 10 years and an option to extend the lease term for up to two additional five-year periods. The initial annual base rent is approximately $500,000. As the Company occupies additional square footage, the annual base rent will be increased to approximately $1.0 million on June 1, 2006 and to approximately $1.4 million on December 1, 2008. The base rent is increased 3% annually effective on December 1 of each year beginning in 2006. The Company is also responsible for payments of common area operating expenses for the premises. The landlord has agreed to fund approximately $3.5 million of tenant improvements toward design and construction costs associated with the build-out of the facility of which the landlord has reimbursed the Company $2.4 million through March 31, 2006. Such costs will be capitalized as leasehold improvements and amortized over their estimated useful life, while the reimbursement will be recorded to deferred rent and recovered ratably over the term of the lease.

At March 31, 2006, future minimum lease payments for all operating leases are as follows (in thousands):

Fiscal year:
Remainder of 2006	$742
2007	1,128
2008	1,178
2009	1,479
2010	1,503
Thereafter	7,812
$13,842

Construction Agreement. On October 26, 2005, the Company entered into a construction agreement with LCS Constructors, Inc. (LCS), a team of general contractors and construction managers dedicated to the planning, design, construction and facility support of laboratories and technical facilities, to build-out its newly-leased facility in Aliso Viejo, California. Under the terms of the agreement, LCS will provide or arrange for construction services, materials, equipment, permits and liability insurance for the construction of the facility. The project is expected to be completed in three phases, with a substantial completion date of December 31, 2005 for the first phase after which time the Company moved its laboratory facilities in January 2006 to the new location. The total amount paid for the first phase of the build-out pursuant to the contract was $3.6 million. Fees for the remaining two phases of the build-out will be included in amendments to this contract and are estimated to be approximately $2.2 million for the second phase and $350,000 for the third phase. Through March 31, 2006, the Company had incurred $1.0 million related to the second phase. The third phase anticipated completion date is as soon as practicable thereafter. Payments for all phases will be made in installments based on the percentage of completion. The final payment on each phase will be made after LCS has completed the applicable phase in its entirety, all corrective items have been completed and the architect prepares a final completion notice.

Distribution and Development Agreement with Dako. On July 18, 2005, the Company entered into a distribution agreement with Dako A/S (Dako), a Danish company that provides system solutions for cancer diagnostics and cell analysis worldwide. Under the terms of the agreement, Dako will distribute and market the Company’s ACIS® system and related software. The distribution arrangement is exclusive on a worldwide basis in research and clinical markets, and non-exclusive with respect to biotechnology and pharmaceutical companies (and their academic research partners). The agreement has a five-year initial term.

Dako has agreed to order a minimum of 40 ACIS® systems per contract year (15 in the first year), subject to certain adjustments. Revenue from systems sold under this agreement will be recognized when these ACIS® systems have been delivered and accepted by an end-user.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industries in which we operate and other matters, as well as management’s beliefs and assumptions and other statements regarding matters that are not historical facts. These statements include, in particular, statements about our plans, strategies and prospects. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our forward-looking statements are subject to risks and uncertainties. Factors that might cause actual results to differ materially, include, but are not limited to, the Company’s ability to obtain additional financing on acceptable terms or at all, the Company’s ability to continue to develop and expand its services group business and its technology group business, the Company’s ability to successfully move and consolidate the Company’s laboratory and other operations into its new facility, the performance and acceptance of the Company’s instrument systems in the market place, the Company’s ability to expand and maintain a successful sales and marketing organization, continuation of favorable third party payer reimbursement for tests performed using the Company’s system and for other diagnostic tests, unanticipated expenses or liabilities or other adverse events affecting cash flow, uncertainty of success in developing any new software applications, the Company’s ability to successfully sell instruments under its distribution agreement with Dako A/S and to timely complete its next generation ACIS® device, failure to obtain Food and Drug Administration clearance or approval for particular applications, the Company’s ability to compete with other technologies and with emerging competitors in cell imaging and dependence on third parties for collaboration in developing new tests and in distributing the Company’s systems and tests performed on the system, and those risks which are discussed in “Risk Factors” below. Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by this cautionary statement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not occur.

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

In 2004 we began to leverage our core technologies and intellectual properties to commercialize a set of services to provide the community pathologist with the latest in cancer diagnostic technology. Anchored by our own proprietary image analysis technology and augmented by other emerging technologies, we are able to provide a complete assessment of the molecular cause and characteristics of cancer. Our Automated Cellular Imaging System (ACIS®) is a versatile automated microscope system that greatly improves the accuracy and reproducibility of digital cell imaging through its unique, patented technology. Our comprehensive laboratory services are focused on in-house pathology testing, using the ACIS® and other cutting-edge diagnostic technologies to assist physicians in cancer assessment.

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

We estimate that the market for advanced cancer diagnostic testing will increase from an estimated $1.5 billion today to over $2.5 billion by 2010. This increase is attributable to multiple factors including increasing incidences of cancer in an aging population, new therapies and expanded testing panels. Our previous concentration on image analysis systems limited us to participation in only the instrument systems portion of the market, which we estimate represented less than 10% of this market. Recent trends indicate treatment decisions are likely to involve the assessment of a complex panel of protein and gene based testing rather than a single test. Therefore, diagnostic and predictive testing for these therapies will likely become increasingly complex and there will be increased demand for sophisticated services to either interpret test results or assist pathologists in such interpretations. Our goal is to position ourselves to participate in a substantially greater portion of the cancer diagnostics market by serving the needs of the market from drug discovery through clinical practice with the services offered by our services and technology businesses.

The initial objective of our service strategy had been to support the expansion of the Access remote pathology program for community pathologists, a large customer segment. The focus of the development of the ACIS® technology platform has been to assist our customers in their diagnosis and assessment of cancer. We continue to explore numerous ways to leverage our relationship with our customers to better serve their needs and expand revenue opportunities. A logical extension of the remote pathology technical services has been the recent introduction of other esoteric tests and related professional diagnosis that support the oncology services marketplace. We provide a broad spectrum of other laboratory services, including:

•                  flow cytometry,

•                  molecular diagnostics including PCR (polymerase chain reaction),

•                  analysis of tumors of unknown origin, and

•                  expanded services for immunohistochemistry.

In July 2005, we entered into a distribution and development agreement with Dako A/S (Dako), a Danish company recognized as a worldwide leader in diagnostic pathology testing services. Under the agreement, Dako was appointed our exclusive distributor of the ACIS® system to the clinical marketplace, which includes local hospitals and pathology practices. Dako has agreed to fund new development milestones that, when achieved, will enhance and add new features to our ACIS® system. The Company believes that this program will improve the long-term prospects for the placement of systems in the U. S. and overseas.

Through our combined marketing and sales efforts with Dako, we are focused on the sale of the ACIS® system to clinical and research accounts, which include biopharmaceutical companies, biotechnology companies and academic medical centers. We believe that there are more than 1,000 such research organizations and an equal number of clinical organizations in the U.S. that are good candidates for ACIS®. An important driver of our success in the future will be our ability to develop new diagnostic tests on the ACIS® and duplicate the success and market penetration that has been achieved within the breast cancer testing markets. Working in collaboration with top-tier pharmaceutical companies, we are developing diagnostic tests and related assays that will target new cancer therapies to those patients most likely to benefit from their use.

An important component of our strategy is to continue to build and, when necessary, defend our intellectual property position. We file patent applications to protect technology, innovations and improvements that we consider important to the development of our business and we will consider acquisitions of businesses or intellectural property rights that will complement our existing business. We make investments in research and development and unique approaches to the application of new technologies.

Currently, we have 24 patent applications pending with the U.S. Patent and Trademark Office and 7 foreign patent applications pending. We have 23 issued patents in the U.S. and 11 foreign patents, all related to the system and method for cellular specimen grading performed by the ACIS® or related technologies. The patents for which we have received a final issuance have remaining legal lives that vary from 12 to 19 years. In all our patent applications we have endeavored to file claims which cover the underlying concepts of the unique features of the ACIS®, its associated processes and methodologies as well as our specific implementation of those processes and methodologies.

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

Key indicators of our financial condition and operating performance

Our business is complex, and management is faced with several key challenges to reach profitability. We made the decision to provide in-house laboratory services in 2004 to give us an opportunity to capture a significant service-related revenue stream from the much broader and expanding cancer diagnostic testing marketplace. We have been experiencing double-digit growth since the inception of this business line indicating excellent execution of our sales plan and solid market acceptance of our service offerings. Consequently, management must manage the growth of this business, particularly related to billings, collections and business processes. We have yet to reach optimal financial metrics related to cash flow and operating margins due to our limited financial history in providing lab services.

We also face the challenged of effectively managing the transition from selling ACIS® systems directly to selling them through our distributor. We experienced a slower than expected start-up of the implementation of our distribution arrangement with Dako. The delayed ramp-up of this selling arrangement has resulted in our technology business experiencing a 42% decline in systems revenue from $2.1 million in the first quarter of 2005 to $1.2 million in the first quarter of 2006, and a corresponding decline in gross profit from $1.5 million to $0.9 million. We believe that the ramp-up of this relationship will improve in the remainder of the 2006 fiscal year, although we may not reach our sales goals for the full year.

Selling, general and administrative (SG&A) expenses, including diagnostic service administration, in the first quarter 2006 were 91% of total revenue, compared to 111% in the first quarter 2005. We expect an improving trend will continue as our revenues increase, offsetting our initial investments in: 1) selling expenses related to the ramp-up of our sales force responsible for our diagnostics services; 2) diagnostic services administration, particularly the costs of pathology services; 3) implementing the Dako distribution arrangement; 4) key business development initiatives focused on targeted cancer therapies in various stages of clinical study using our proprietary imaging technology; and 5) the build-out of our new state-of-the art laboratory facility in Aliso Viejo, California.

Finally, we are dependent on the use of both debt and equity financing to fund our operating losses in the near term and to sustain our growth pattern in the future. Management believes that our existing cash resources together with access to our financing sources described below, including the remaining $5.5 million available under our revolving line of credit with Comerica Bank and the $2.4 million of availability under our equipment lease line with GE Capital (which remains subject to GE Capital’s ongoing review of our financial condition at the time of each funding request), will be sufficient to satisfy the cash needs of our existing operations through the end of 2006.  However, we may require additional debt or equity financing if we are unable to access one or more of these financing sources, if we enter into acquisition or other transactions requiring cash expenditures or if we encounter difficulties in executing our business plan.

Characteristics of our revenue and expenses

Services Group Billing. Revenues for our services group are derived primarily from billing insurers, pathologists and patients for the diagnostic services that we provide.

Third party billing. The majority of revenue currently generated by our services group is for patients that utilize insurance coverage from Medicare or other third party insurance companies. In these situations, we bill an insurer that pays a percentage of the amount billed based on several factors including the type of coverage (for example, HMO or PPO), whether the charges are considered to be in network or out of network, and the amount of any co-pays or deductibles that the patient may have at that time. The rates that are billed are typically a percentage of those amounts allowed by Medicare for the service provided as defined by Common Procedural Terminology (CPT) codes. The amounts that are paid to us are a function of the payers’ practice for paying claims of these types and whether we have specific agreements in place with the payers. We also have a Medicare provider number that allows us to bill and collect from Medicare.

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

Technology Group Revenue. Revenues for our technology group are derived from fee-per-use, ACIS® sales and development revenue. We have been experiencing a shift in this revenue model since 2004 as we complete various financing arrangements with third-parties and strategic alliances with key distributors such as Dako.

Services Group Cost of Revenue and Gross Margin. Cost of revenue includes laboratory personnel, equipment, laboratory supplies and other direct costs such as shipping. Most of our cost of revenue structure is variable, except for staffing and related expenses which are semi-variable and depreciation which is mostly fixed.

Technology Group Cost of Revenue and Gross Margin. The cost of revenue primarily consists of cost for manufacturing the ACIS®, including the cost for direct material, labor, manufacturing overhead, and direct customer support. For fee-per-use revenue, the cost of the ACIS® is depreciated over three-years and for a system sale or sales-type lease the entire cost of the ACIS® system is recognized at the time of sale. Most of our cost of revenue structure is fixed, except for variable costs of materials and overhead related to ACIS® units sold.

Operating Expenses

Operating expenses include selling, general and administrative expenses; diagnostic services administration; and research and development. Expenses within this category primarily consist of the salaries, benefits and costs attributable to the support of our operations, such as: investments in information systems, expenses and office space costs for executive management, financial accounting, purchasing, administrative and human resources personnel, recruiting fees, legal, auditing and other professional services.

The majority of our current sales resources are dedicated to the growing diagnostic services business. Targeting community pathology practices and hospitals, the sales process for this business group is designed to understand the customer’s needs and develop appropriate solutions from our range of laboratory service options.

We also have a dedicated instrument systems sales organization. To ensure the success of our joint commercial efforts, this team is now solely focused on assisting the Dako sales team in targeting, selling and closing instrument placements in both the clinical and research markets as image analysis specialists.

Diagnostic services administration includes the costs of senior medical staff, senior operations personnel, collection costs, consultants and legal resources to facilitate implementation and support the operations of the diagnostic services segment. Collection costs are incurred from a third party billing and collection company that we have engaged to perform these services because of the high degree of technical complexity and knowledge required to effectively perform these operations. These costs are incurred as a percentage of amounts collected.

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

Revenue Recognition

Revenue for our diagnostic services is recognized at the time of completion of services at amounts equal to the contractual rates allowed from third parties, including Medicare, insurance companies, and to a small degree, private patients. These expected amounts are based both on Medicare allowable rates and our collection experience with other third party payers. Because of the requirements and nuances of billing for laboratory services, we generally invoice amounts that are greater than those allowable for payment. These differences are described as contractual discounts. As noted, however, it is only the expected payment from these parties which is net of these contractual discounts that is recorded as revenue.

Revenue for “fee-per-use” agreements is obtained through the billing information via modem, which accesses the ACIS® database. Revenue is recognized based on the greater of actual usage fees or the minimum monthly rental fee. Under this pricing model, we own or retain a substantial risk of ownership of most of the ACIS® instruments that are engaged in service and accordingly, all related depreciation and maintenance and service costs are expensed as incurred. For those instruments that are sold, we recognize and defer revenue using the residual method pursuant to the requirements of Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Arrangements.” At the outset of the arrangement with the customer, we defer revenue for the fair value of its undelivered elements (e.g., maintenance) and recognize revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (e.g., software license and related instrument) when the basic criteria in SOP 97-2 have been met. Maintenance revenue is recognized ratably over the term of the maintenance contract, which typically is a period of twelve months. We do not recognize revenue on sales of assets subject to an operating lease where we retain a substantial risk of ownership.

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

Three Months Ended March 31, 2006 Compared with Three Months Ended March 31, 2005

The following table presents our results of operations as percentages:

	Percentage of Revenues
	Three months ended March 31,
	2006	2005
Revenue:
Services group	81.7%	47.1%
Technology group	18.3	52.9
Total revenue	100.0	100.0

Cost of revenue:
Services group(as % of Services group revenue)	59.2	97.1
Technology group (as % of Technology group revenue)	29.9	30.2
Cost of revenue	53.8	61.7
Gross profit	46.2	38.3
Operating expenses:
Selling, general and administrative	59.3	75.6
Diagnostic service administration	32.1	35.5
Research and development	17.0	23.2
Total operating expenses	108.4	134.3
Loss from operations	(62.2)	(96.0)

Other expense	2.9	0.7
Provision for income taxes	0.3	0.0
Net loss	(65.4)	(96.7)

Revenue

Total revenue for the first quarter 2006 was $6.7 million compared to $4.0 million for the first quarter 2005, an increase of 68.4% or $2.7 million.

Services Group. Revenue from our services group increased 192% or $3.6 million from $1.9 million in the first quarter of 2005 to $5.5 million in the first quarter ended March 31, 2006. We provided diagnostic services for more than 14,400 patient cases, averaging $382 of revenue per case in the first quarter 2006 compared to 4,700 patient cases averaging $399 revenue per case for the first quarter 2005. The majority of tests performed in the first quarter of 2005 were related to breast cancer testing and substantially one primary CPT code. The mix of tests increased throughout 2005 and the first quarter of 2006 so that revenue derived from breast cancer testing in the first quarter 2006 was approximately one-half of the total services group revenue. The shift in our services mix has reduced the average revenue per test and may continue to decline in the future depending on the complexity of services associated with these new tests. However, we anticipate that diagnostic services revenues will increase throughout 2006 based on a more comprehensive suite of advanced cancer diagnostic tests available and the planned expansion of our sales force.

Technology Group. Revenue from our technology group in the first quarter 2006, including fee-per-use, system-sales and development revenue, was $1.2 million, compared to $2.1 million in the first quarter 2005, a decrease of approximately $0.9 million or 41.8%. The change is partially the result of a decrease in instrument systems revenue from $0.8 million for the first quarter 2005 to $0.4 million for the quarter ended March 31, 2006, resulting from our having sold four ACIS® systems in the first quarter of 2006 as compared to six ACIS® systems and four remote viewing stations in the first quarter of 2005. We expect technology services revenue to increase for the balance of 2006 as a result of the sale of systems through the Dako distribution agreement and development fees earned for the on-going development of a new generation of the ACIS® system.

Cost of Revenue and Gross Margin

For the first quarter 2006, our gross margin as a percentage of revenue was 46% compared to 38% for the first quarter 2005.

Services Group. Cost of revenue for the quarter ended March 31, 2006 was $3.3 million compared to $1.8 million for the first quarter of 2005. Our diagnostic services business commenced late in the second quarter of 2004 and, in the first quarter 2005, our costs as a percentage of revenue was relatively high due to the inclusion of costs incurred to support and launch our services group operations. These costs included laboratory personnel, equipment, laboratory supplies and other direct costs such as shipping. Gross margin for our services group for the first quarter 2006 was 41%, compared to 3% for the first quarter 2005. The increase in gross margin in the first quarter of 2006 is attributable to achieving economies of scale in our diagnostics laboratory operations. We anticipate similar gross margin results throughout 2006.

Technology Group. Cost of revenue was $0.4 million for the first quarter 2006 compared to $0.6 million for the first quarter 2005. The cost of revenue primarily consists of cost for manufacturing the ACIS®, including the cost for direct material, labor, manufacturing overhead, and direct customer support. For fee-per-use revenue, the cost of the ACIS® is depreciated over three-years and for a system sale or sales-type lease the entire cost of the ACIS® system is recognized at the time of sale. Gross margins for our technology group were 70% for both quarters ended March 31, 2006 and 2005  We expect that gross margins for the remainder of 2006 will be lower than those achieved in the quarter ended March 31, 2006, on an increased level of revenue. This anticipated decrease in gross margin is a result of our sale of systems through the Dako distribution arrangement, as the pricing terms reflect a reduction of certain expenses, including commissions, on sales to Dako which we would normally incur on our direct sales to end users.

Operating and Other Expenses

Selling, general and administrative expenses. SG&A expenses for the first quarter 2006 increased approximately $1.0 million, or 32%, to $4.0 million compared to $3.0 million for the comparable period in 2005. As a percent of revenues, these costs decreased from 76% in the first quarter 2005 to 59% in the first quarter 2006. The increase in expenses in the current quarter is primarily due to incremental increases in rent expense related to our new facility and to the implementation of Statement of Financial Accounting Standards No. 123(R). We anticipate that these costs may increase in the future with the addition of sales resources to support our projected increase in diagnostic services revenue.

Diagnostic services administration. These costs totaled $2.2 million for the first quarter 2006 which includes the costs of senior medical staff, senior operations personnel, collection costs, consultants and legal resources to facilitate implementation and support the operations of the diagnostic services segment. Our diagnostic services administration expenses were $0.7 million or 52% higher than the $1.4 million in the first quarter 2005. The increase is primarily due to higher collection costs on the 192% increase in services group revenue for the period. These costs are expected to continue to increase for the remaining three quarters of 2006, relative to the prior year, because of higher collection costs on an anticipated, continued increase in services group revenue. We currently outsource billing and collections to a third party and may consider directly providing these services in the future to improve cost controls and maintain the integrity of our customer relations.

Research and development expenses. Expenses for the three months ended March 31, 2006 increased by approximately $0.2 million or 23%, over the comparable period in 2005. This increase is primarily attributable to personnel and consultant additions to support the development activity under our distribution and development agreement with Dako. While development expenses are higher, we earn development fees under the terms of our distribution and development agreement with Dako which are recognized in revenue. These development activities, which are intended to produce features that could expand the volume of clinical tests supported by ACIS® and increase the utility of the ACIS® as a tool for researchers, are important to increasing clinical system test volume, expanding the number of clinical system placements, and increasing research systems sales.

Other expense and income taxes. These expenses for the three months ended March 31, 2006 totaled $0.2 million, compared to $27,000 for the comparable period in 2005, and consisted of approximately $0.2 million of interest expense and $16,000 of income tax expense, offset by approximately $51,000 of interest income. The interest expense is due to the borrowings under our financing facilities and the debt-guarantee fee charged by Safeguard Scientifics, Inc. (“Safeguard”), our majority stockholder. The $51,000 of interest income for the first quarter 2006 compares to $34,000 of interest income for the comparable period of 2005. The increase in interest income is primarily the result of higher cash balances in the first quarter 2006 compared to the first quarter 2005.

Liquidity and Capital Resources

At March 31, 2006, we had approximately $4.5 million of cash and cash equivalents and $5.5 million available under our revolving line of credit.  Cash used in operating activities was $3.8 million for the quarter ended March 31, 2006 due primarily to our net loss of $4.4 million.  Cash used in investing activities of $2.7 million consisted of capital expenditures related primarily to purchases of new equipment for the diagnostic services laboratory and leasehold improvements at the new facility.  Net cash provided by financing activities during the first quarter 2006 was $1.7 million which was primarily attributable the Med One financing as described below.

We currently lease our corporate headquarters and manufacturing facility and our diagnostic laboratory services facility under separate operating lease arrangements. The lease for the corporate headquarters and manufacturing facility expired in February 2006 and will continue on a month-to-month term. In July 2005, we signed a lease for a new, single facility.  The new facility lease has a term of 10 years beginning December 1, 2005 with two five-year renewal options. We relocated our laboratory operations to the new facility in January 2006 and expect to relocate our corporate headquarters and manufacturing operation to the new facility in the second quarter 2006.  The landlord of the new facility has agreed to fund approximately $3.5 million of tenant improvements, subject to the terms of the lease agreement.  Our total projected spending for the build-out of this facility, including the $3.5 million of tenant improvements funded by the landlord, is approximately $8 to $9 million. As of March 31, 2006, we have spent approximately $7.6 million in total tenant improvements and equipment purchases to build out the facility. We expect to spend approximately $0.4 to $1.4 million to complete the facility project. Of the $7.6 million spent through March 31, 2006, the landlord has funded approximately $2.4 million and we expect the landlord to fund the balance of approximately $1.1 million in 2006.

Our instrument systems business generates revenues from leases of the ACIS® system to certain customers (pursuant to which those customers pay us on a “fee-per-use” basis for each time the instrument is used to perform a test) and from sales of our ACIS® systems.  Revenues from system leases are recognized over the lease term and revenues from system sales are recognized upon customer acceptance of the system.  We do not anticipate leasing a significant number of new ACIS® systems on a going forward basis.  Instead, we expect that sales of our ACIS® system to new customers will comprise the substantial majority of new system placements.  These sales will include sales of systems pursuant to our distribution arrangement with Dako and direct sales by us in markets where our distribution arrangement with Dako is not exclusive. The rate of inventory purchases as it relates to ACIS® equipment purchases has been lower than prior periods due to the slower pace of system placements.  However, as a result of our new distribution arrangement with Dako, we expect sales of systems to increase during the remainder of 2006 and that the rate of related inventory purchases will also increase.  We also expect our research and development expenditures to increase with respect to development of a future ACIS® system.  Future ACIS® system development expenses will be funded in part by Dako under the terms of our distribution and development arrangement.

We believe that we have substantially all of the laboratory equipment that is required to support our current operating activities.  A substantial increase in diagnostic service activity in excess of our annual revenue plan may result in a requirement to make additional capital expenditures.  We expect to fund any purchases of additional laboratory equipment from our 2006 equipment financing lease line.

We currently have an $8.5 million revolving credit agreement with Comerica, which expires on February 28, 2007. The borrowings under the line of credit are being used for working capital purposes and a $3.0 million stand-by letter of credit that was provided to the landlord of our new leased facility and bears interest at the bank’s prime rate minus 0.5% percent. The agreement also includes an annual facility fee of $27,500 and various restrictive covenants and requirements to maintain certain financial ratios. Borrowings under the line of credit are guaranteed by Safeguard in exchange for an annual fee of 0.5% of the amount guaranteed and an amount equal to 4.5% per annum of the daily-weighted average principal balance outstanding under the line of credit.  The Company also issued a warrant to Safeguard to purchase 50,000 shares of common stock for an exercise price of $2.00 per share as additional consideration for Safeguard’s guarantee.  The agreement has only one financial covenant related to tangible net worth, which is required to be not less that $0. Exclusive of the $3.0 million stand-by letter of credit, no amounts were outstanding under the line of credit at March 31, 2006.

In August 2003, the Company entered into an agreement for an equipment financing line from General Electric Capital Corporation (“GE Capital”). The equipment financing line provided for $3.0 million in immediate financing resources and an additional $2.0 million as the Company achieves certain system placement objectives. The loan principal amortized ratably over the 33 month term. In September 2003, the Company borrowed $3.0 million at an interest rate of 8.16%. These borrowings under the equipment financing agreement were being used for working capital purposes and were secured by substantially all of the assets of the Company. The agreement also provided for various restrictive covenants, maintenance of certain financial ratios and a collateral monitoring fee of $5,000 per year. On March 1, 2006, the balance outstanding on the equipment financing line was paid in its entirety.

In June 2004, the Company entered into a master lease agreement with GE Capital for capital equipment financings of diagnostic services (laboratory) related equipment.  The Company financed $2.6 million in 2004, $2.3 million in 2005 and $0.6 million through March 31, 2006 of capital equipment under this arrangement, which were recorded as capital lease obligations.  Each lease financing has a term of 36 months. At March 31, 2006, the company had $2.4 million available for additional 2006 equipment financings under the master lease agreement. The 2004 financings provides for an early purchase option by the Company after 30 months at 26.6% of the cost of the equipment. The 2005 and 2006 financings provides for an early purchase option by the Company after 24 months for a purchase price equal to 40.5% of the cost of the equipment.

On March 1, 2006, we entered into a Master Purchase Agreement with Med One pursuant to which Med One purchased ACIS® cost per test units that we previously leased to customers for a gross amount of $2.3 million. Med One also has the option to purchase additional units worth up to $1 million which we expect to complete in 2006. Under the agreement, 10 percent of the purchase price is held in escrow and may be recoverable by Med One to the extent that any units returned to Med One prior to the expiration of the applicable equipment lease are not successfully remarketed. The proceeds from this financing are recorded as debt. Amounts invoiced to customers for tests performed or the minimum monthly rental fee related to the units sold to Med One will be recorded as revenue and a portion of each fee will be recorded as interest expense and the remainder will reduce the amount recorded as debt. We will continue to record depreciation expense on the units sold to Med One which will be recorded to cost of revenues.

We believe that our existing cash resources together with access to our financing sources described above including the remaining $5.5 million available under our revolving line of credit with Comerica Bank and the $2.4 million of availability under our equipment lease line with GE Capital (which remains subject to GE Capital’s ongoing review of our financial condition at the time of each funding request) will be sufficient to satisfy the cash needs of our existing operations through the end of 2006.  However, if we are unable to access one or more of these financing sources, or if we encounter difficulties in executing our business plan, we may require additional financing.  Additionally, if we reach a decision to acquire or license complementary technology or acquire complementary businesses, we would require additional debt or equity financing, or would be required to monetize other assets. There can be no assurance that we will be able to obtain additional debt or equity financing when needed or on terms that are favorable to us and our stockholders.  Furthermore, if additional funds are raised through an equity or convertible debt financing, our stockholders may experience significant dilution.

The following table summarizes our contractual obligations and commercial commitments at March 31, 2006, including our new facility lease and borrowings on equipment subject to operating leases.  These commitments exclude any remaining amounts necessary to complete the build-out of our new facility and a $3.0 million standby letter of credit provided to the landlord under the lease agreement for our new facility.

	Payment due by period
	(in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-Term Debt Obligations	$2,188	$558	$1,630	$—	$—
Capital Lease Obligations	3,779	1,665	2,114	—	—
Operating Leases	13,842	1,023	3,881	3,007	5,931
Total	$19,809	$3,246	$7,625	$3,007	$5,931

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that provide financing, liquidity, market or credit risk support or involve leasing, hedging or research and development services for our business or other similar arrangements that may expose us to liability that is not expressly reflected in the financial statements, except for facilities operating leases.

As of March 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

New Accounting Standards

Several new accounting standards have been issued and adopted. None of these standards had a material impact on our financial position, results of operations, or liquidity. See Note 9 of the Notes to Condensed Consolidated Financial Statements.

Factors That May Affect Future Results

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

We entered into a distribution and development agreement with Dako in July 2005 to support the marketing and sales of the ACIS® system to large hospitals, academic research centers and pathology groups. While we and Dako are making progress in both the distribution and development arrangements, we still face significant uncertainties, including our ability to meet specific development milestones that could negatively impact our delivery schedule for new generation products and the related impact on milestone payments for missing these deadlines, as well as those discussed above under “Liquidity and Capital Resources” and Part II, Item 1A “Risk Factors,” which include our ability to achieve market acceptance of the ACIS® and our ability to execute against our sales plan with Dako to sell instruments. We also face uncertainties with respect to our ability to ensure satisfactory reimbursement by Medicare and other third party insurance carriers, collectibility from private payors and our ability to execute on our business plan to provide additional laboratory and bioanalytical services.

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

Other Risks Related to Our Business

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

We have entered into and intend to continue to enter into corporate collaborations for the development of new applications, clinical collaborations with respect to tests using the ACIS® and strategic alliances for the distribution of the ACIS® and our other products, including products we may develop in the future. In July 2005, we entered into a distribution and development agreement with Dako, which is exclusive in research and clinical markets and non-exclusive with respect to biotechnology and pharmaceutical companies (and their academic research partners). We therefore depend upon the success of Dako to distribute our ACIS® products and perform their responsibilities under our collaborative arrangements. The transition from selling ACIS® systems directly to selling them through Dako has been challenging. We experienced a slower than expected start-up of the implementation of our distribution arrangement with Dako. The delayed ramp-up of this selling arrangement has resulted in our technology business experiencing a 42% decline in systems revenue from $2.1 million in the first quarter of 2005 to $1.2 million in the first quarter of 2006, and a corresponding decline in gross profit from $1.5 million to $0.9 million. We believe that the ramp-up of this relationship will improve in the 2006 fiscal year, although we may not reach our sales goals for the full year. If our arrangement with Dako is not successful, the marketability of our products and services may be limited and our technology could become underfunded and obsolete relative to new, emerging technologies of companies that have greater financial resources. We cannot assure you that we will be able to enter into additional arrangements that may be necessary in order to develop and commercialize our products, or that we will realize any of the contemplated benefits from existing or new arrangements.

We have a history of operating losses, and our future profitability is uncertain.

We have incurred operating losses in every year since inception, and our accumulated deficit as of March 31, 2006 was $125 million. Those operating losses are principally associated with the research and development of our ACIS® technology, the start-up and early operations of our diagnostics laboratory business, the conducting of clinical trials, preparation of regulatory clearance filings, the development of Dako’s sales and marketing organization to commercialize the ACIS® and the capital investments we have made relating to our recently launched diagnostic services business. Although leasing and sales of the ACIS® have been encouraging since we introduced our new business strategy in the third quarter of 2004 and we have recently begun to provide a wide array of laboratory services, we may not be able to achieve profitable operations at any time in the future.

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

We may require additional financing for, among other things , for  funding our operating losses, planned expansion of our laboratory operations, capital expenditures and other costs related to the move to a new facility, acquisition transactions and expenses associated with our anticipated increase in placements of our ACIS® systems and it is uncertain whether such financing will be available on favorable terms, if at all.

We believe that our existing cash resources together with access to our financing sources described above including the remaining $5.5 million available under our revolving line of credit with Comerica Bank and the $2.4 million of availability under our equipment lease line with GE Capital (which remains subject to GE Capital’s ongoing review of our financial condition at the time of each funding request) will be sufficient to satisfy the cash needs of our existing operations through the end of 2006. However, if we are unable to access one or more of these financing sources, or if we encounter difficulties in executing our business plan, we may require additional financing.  Additionally, if we reach a decision to acquire or license complementary technology or acquire complementary businesses, we would require additional debt or equity financing, or would be required to monetize other assets.

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

Safeguard Scientifics, Inc. beneficially owns a majority of the outstanding shares of our common stock. As a result, Safeguard Scientifics, Inc. will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets. In addition, Safeguard Scientifics, Inc. has the ability to elect all of our directors (although Safeguard has contractually agreed with us that our board of directors will consist of a majority of directors not specifically designated by Safeguard) and Safeguard could dictate the management of our business and affairs. The interests of Safeguard may differ from other stockholders’ interests. In addition, this concentration of ownership may delay, prevent, or deter a change in control and could deprive other stockholders of an opportunity to receive a premium for their common stock as part of a sale of our business. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Historically, we have invested excess cash in short-term debt securities that are intended to be held to maturity. These short-term investments typically have various maturity dates which do not exceed one year. We had no short-term investments as of March 31, 2006.

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

Changes in foreign exchange rates, and in particular a strengthening of the U.S. dollar, may negatively affect our consolidated sales and gross margins as expressed in U.S. dollars. To date, we have not entered into any foreign exchange contracts to hedge our exposure to foreign exchange rate fluctuations. However, as our international operations grow, we may enter into such arrangements in the future. Effective January 1, 2002, our foreign sales were denominated in U.S. dollars or Euros. Foreign currency-denominated sales have not been significant.

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

Our services group business is an increasingly significant component of our operations. As a result, in the ordinary course, we have reviewed and continue to review our system of internal control over financial reporting for the laboratory operations, and we have implemented changes based on our ongoing review that are designed to improve and increase the efficiency of our internal controls while maintaining an effective control environment. For example, during the first quarter of 2006, we continued evaluating the automation of various processes relating to our laboratory services to replace certain processes that are currently conducted manually. Except for the foregoing, there has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

Except as set forth below, there have been no material changes in our risk factors from the information set forth above under the heading “Factors that may Affect Future Results” and in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

We have entered into and intend to continue to enter into corporate collaborations for the development of new applications, clinical collaborations with respect to tests using the ACIS® and strategic alliances for the distribution of the ACIS® and our other products, including products we may develop in the future. In July 2005, we entered into a distribution and development agreement with Dako, which is exclusive in research and clinical markets and non-exclusive with respect to biotechnology and pharmaceutical companies (and their academic research partners). We therefore depend upon the success of Dako to distribute our ACIS® products and perform their responsibilities under our collaborative arrangements. The transition from selling ACIS® systems directly to selling them through Dako has been challenging. We experienced a slower than expected start-up of the implementation of our distribution arrangement with Dako. The delayed ramp-up of this selling arrangement has resulted in our technology business experiencing a 42% decline in systems revenue from $2.1 million in the first quarter of 2005 to $1.2 million in the first quarter of 2006, and a corresponding decline in gross profit from $1.5 million to $0.9 million. We believe that the ramp-up of this relationship will improve in the 2006 fiscal year, although we may not reach our sales goals for the full year. If our arrangement with Dako is not successful, the marketability of our products and services may be limited and our technology could become underfunded and obsolete relative to new, emerging technologies of companies that have greater financial resources. We cannot assure you that we will be able to enter into additional arrangements that may be necessary in order to develop and commercialize our products, or that we will realize any of the contemplated benefits from existing or new arrangements.

We may require additional financing for, among other things, funding our operating losses, planned expansion of our laboratory operations, capital expenditures and other costs related to the move to a new facility, acquisition transactions and expenses associated with our anticipated increase in placements of our ACIS® systems and it is uncertain whether such financing will be available on favorable terms, if at all.

We believe that our existing cash resources together with access to our financing sources described above including the remaining $5.5 million available under our revolving line of credit with Comerica Bank and the $2.4 million of availability under our equipment lease line with GE Capital (which remains subject to GE Capital’s ongoing review of our financial condition at the time of each funding request) will be sufficient to satisfy the cash needs of our existing operations through the end of 2006. However, if we are unable to access one or more of these financing sources, or if we encounter difficulties in executing our business plan, we may require additional financing.  Additionally, if we reach a decision to acquire or license complementary technology or acquire complementary businesses, we would require additional debt or equity financing, or would be required to monetize other assets.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition and future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6. Exhibits

Exhibit Number	Description

31.1	Certifications pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a) for Ronald A. Andrews. (*)
31.2	Certifications pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a) for John A. Roberts. (*)
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Ronald A. Andrews. (*)
32.2	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for John A. Roberts. (*)

(*)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLARIENT, INC.

DATE: MAY 5, 2006	BY:	/s/ Ronald A. Andrews
Ronald A. Andrews
President and Chief Executive Officer

DATE: MAY 5, 2006	BY:	/s/ John A. Roberts
John A. Roberts
Acting Chief Financial Officer