Form 10-K/A
period 2005-12-31
CLARIENT, INC
filed 2006-05-08
CIK 1038223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date,

Class	Outstanding at April 28, 2006
Common Stock, $.01 par value per share	66,864,383 shares

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

Clarient, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to amend its Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2006 (the “Original 10-K”). As filed, the Original 10-K would have incorporated by reference  the  information required by Part III from the Company’s proxy statement for its 2006 annual stockholders’ meeting if it would have been filed with the SEC within 120 days of the end of the Company’s fiscal year pursuant to Instruction G.3 of Form 10-K. The Company is hereby amending the Form 10-K to include Part III of the Original 10-K in its entirety.  In addition, on the cover page, (i) the reference in the Original 10-K to the incorporation by reference of the Company’s proxy statement for its 2006 annual stockholders’ meeting has been deleted and (ii) the information with respect to the number of outstanding shares of the Company’s common stock has been updated.

Rule 12b-15 under the Securities Exchange Act of 1934, as amended, provides that any amendment to a report required to be accompanied by the certifications specified in Rule 13a-14 or 15d-14 must be accompanied by new certifications of the principal executive officer and principal financial officer. These certifications are therefore also included as Exhibits 31.1,  31.2 , 32.1 and 32.2. Item 15(b) of Part IV of the Form 10-K is also restated to reflect that these certifications are being included as exhibits to this Form 10-K/A.

Except for the amendments and updates described above, this Amendment No. 1 on Form 10-K/A does not modify or update in any way the Original 10-K.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

The names and ages of our directors, their principal occupations or employment during the past five years and other data regarding them, based on information they have provided to us, are set forth below.

RONALD A. ANDREWS	Director since 2004

Age 46

Mr. Andrews has been Clarient’s President and Chief Executive Officer since July 2004. Mr. Andrews was at Roche Diagnostics from 2000 to 2004, where he held various positions, including his last role as Senior Vice President Global Marketing and Commercial Business Development. He developed and led the strategic execution for all diagnostic commercial operations, was responsible for executive direction of all marketing functions, directed the development of the ten year Strategic Plan for the organization, and completed the reorganization of commercial operations. From 1995 to 2000, Mr. Andrews was Vice President of Atlanta based Immucor, Inc. where he helped lead the transition of that company from a reagent manufacturer to an instrument systems company. Prior to Immucor, he spent almost ten years in management positions of increasing responsibility at Chicago-based Abbott Diagnostics, culminating in the position of Senior Marketing Manager, Business Unit Operations. Mr. Andrews has also participated extensively in the executive development programs at both Roche and Abbott Labs. Mr. Andrews earned a Bachelor’s degree in Biology and Chemistry from Wofford College in Spartanburg, South Carolina 1981.

PETER J. BONI	Director since 2005

Age 60

Mr. Boni has been President and Chief Executive Officer and a director of Safeguard Scientifics since August 2005. Prior to joining Safeguard, Mr. Boni was an Operating Partner for Advent International, a global private equity firm with $10 billion under management, from April 2004 to August 2005; Chairman and Chief Executive Officer of Surebridge, Inc., an applications outsourcer serving the mid-market, from March 2002 to April 2004; Managing Principal of Vested Interest LLC, a management consulting firm, from January 2001 to March 2002; and President and Chief Executive Officer of Prime Response, Inc., an enterprise applications software provider, from 1999 to 2001. Mr. Boni is currently non-executive Chairman of Intralinks, Inc. Mr. Boni holds a B.A. from the University of Massachusetts at Amherst.

JAMES A. DATIN	Director since 2005

Age 43

Mr. Datin has been Executive Vice President and Managing Director, Life Sciences for Safeguard since September 2005. Mr. Datin served as Chief Executive Officer of Touchpoint Solutions, Inc., a provider of software that enables customers to develop and deploy applications, content and media on multi-user interactive devices, from December 2004 to June 2005; Group President in 2004 and Group President, International, from 2001 to 2003, of Dendrite International, a provider of sales, marketing, clinical and compliance solutions and services to global pharmaceutical and other life sciences companies; and Group Director, Corporate Business Strategy and Planning at GlaxoSmithKline, from 1999 to 2001, where he also was a member of the company’s Predictive Medicine Board of Directors that evaluated acquisitions and alliances. His prior experience also includes international assignments with and identifying strategic growth opportunities with E Merck and Baxter. Mr. Datin is also a director of Intralinks, Inc. Mr. Datin holds a Bachelor of Business Administration in Marketing from Marshall University and an MBA from The University of New Haven.

STEVEN J. FEDER	Director since 2005

Age 42

Mr. Feder has been Senior Vice President and General Counsel with Safeguard since November 2004. Mr. Feder was a partner with the law firm of Pepper Hamilton LLP in its Berwyn, Pennsylvania office from May 2000 to November 2004. He was partner from March 1998 to May 2000 at the law firm of White and Williams LLP in Philadelphia, Pennsylvania and a senior associate from

July 1995 to 1998 at the law firm of Ballard Spahr Andrews and Ingersoll in Philadelphia, Pennsylvania. From 1990 to June 1995, Mr. Feder was corporate counsel for MEDIQ Incorporated, formerly an AMEX-listed diversified healthcare company. Mr. Feder is a graduate of the Temple University School of Law.

G. STEVE HAMM	Director since 2004

Age 58

Mr. Hamm was a Partner of PricewaterhouseCoopers until his retirement in 2004, serving most recently as National Partner-in-Charge of PricewaterhouseCoopers Middle Market Practice and as a member of the firm’s Audit Leadership Team. In 1985 Mr. Hamm was President of a venture backed computer software company and a member of the Board of Directors of Community Bank. From 1980 to 1985, Mr. Hamm was a Partner at Peat Marwick Mitchell. Mr. Hamm is a Certified Public Accountant and holds a Bachelor of Science degree in Accounting from San Diego State University.

IRWIN SCHER, M.D.	Director since 2003

Age 66

Since 2003, Dr. Scher has been Vice President, Global Clinical R&D of Merck KGaA Darmstadt, Germany, an international division of Merck, a global pharmaceutical products and services company. From 1999 to 2002, Dr. Scher was a full time business consultant to the chief executive officer of Merck KGaA. From 1992 until 1999, Dr. Scher served as Vice President and Senior Vice President, Drug Development and Medical Affairs at Merck, Astra Merck and Astra Zeneca. Dr. Scher has authored 98 peer reviewed publications, 39 book chapters and edited two books. He received a B.S. in chemistry from the New York State University at Albany and an M.D. from the Albert Einstein College of Medicine. He is board certified in internal medicine and rheumatology.

FRANK P. SLATTERY, JR.	Director since 2003

Age 68

Mr. Slattery has served as President of Quintus Corporation, an originator of new companies utilizing science from several universities, since June 1994. Prior to June 1994, Mr. Slattery served as a Director, President and Chief Executive Officer of LFC Financial Corporation, a diversified financial corporation. Mr. Slattery is a trustee of the Jefferson Health System and The Franklin Institute and the Chairman of the Board of the Main Line Health Systems. In addition, in connection with his service as President of Quintus Corporation, Mr. Slattery is a director of numerous private companies, primarily engaged in technology ventures. Mr. Slattery received an A.B. degree from Princeton University and a J.D. degree from the University of Pennsylvania Law School.

JON R. WAMPLER	Director since 2000

Age 54

Mr. Wampler served as President and Chief Executive Officer of PacifiCare of California and Vice President, Western Region of PacifiCare Health Systems, Inc. from 1995 until his retirement in 1997. From 1990 to 1995, Mr. Wampler was President and Chief Executive Officer of PacifiCare of Texas and Vice President, Southwest Region of PacifiCare Health Systems, Inc. PacifiCare Health Systems, Inc. is a publicly traded managed health care services company. Prior to joining PacifiCare, Mr. Wampler served as Executive Director of Humana HealthCare Plans of Colorado. Mr. Wampler obtained a Bachelor of Arts degree in History and Political Science at Indiana University. He currently is involved with a number of community service organizations and is actively involved with the University of California, Irvine as Chairman of the College of Medicine Committee Health Science Partners and School of Humanities Dean’s Council. Mr. Wampler has been a guest lecturer at the University of the Pacific, University of Southern California and the University of California, Irvine and also has spoken at numerous state and national forums on healthcare as an expert in managed care.

Audit Committee

The Audit Committee of the Board currently consists of Messrs. Hamm (Chairman), Wampler and Slattery, each of whom is financially literate. The Board of Directors has determined that Messrs. Slattery, Wampler and Hamm are “independent” within the meaning of Rule 4350(d)(2) of the rules of the Nasdaq Stock Market, including with respect to the enhanced independence standards applicable to audit committees pursuant to Rule 10A-3(b)(i) under the Securities Exchange Act of 1934, as amended (the “Exchange

Act”). The Board has determined that Mr. Slattery and Mr. Hamm are “audit committee financial experts” as defined by applicable SEC rules.

Executive Officers

The information with respect to executive officers required by this Item is set forth in Part I, Item 4A of the Original Report.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC and to submit copies to the Nasdaq Stock Market. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

The rules of the SEC require that we disclose late filings of reports of stock ownership by our directors, executive officers and greater than 10% stockholders. Based solely on our review of such filings and written representations from these reporting persons, all requisite filings were timely made during 2005 except as follows:  Mr. Andrews was late filing two Form 4 reports for stock purchases, Mr. Dixon, was late filing one Form 4 report for a stock purchase, Mr. David J. Daly was late filing one Form 4 report for a stock option grant, Dr. De La Torre-Bueno was late filing a Form 4 report for one stock purchase and Mr. Slattery was late filing two Form 4 reports for stock purchases. The Company has implemented enhanced procedures to assist its officers and directors in timely filing of reports in the future.

Code of Ethics

Our Board has adopted a Statement on Corporate Governance and a Code of Ethics applicable to all directors, officers and employees. Both documents are available on the Company’s website (www.clarientinc.com) under “Investors—Corporate Governance.”  The Company will provide a copy of these documents to any person, without charge, upon request by writing to the Company at Clarient, Inc., Office of Investor Relations, 31 Columbia, Aliso Viejo, CA 92656. We will post on our website any amendments to or waivers of our Code of Ethics that relate to our directors or executive officers.

Item 11. Executive Compensation

The following table sets forth information, for the last three fiscal years, as to the Chief Executive Officer and the four highest paid executive officers (“Named Executive Officers”) of the Company in 2005 and one other executive officer who would have been one of the four highest paid executive officers at the end of 2005 but for the fact that such executive officer was not serving as such at the end of 2005.

Summary Compensation Table

							Long-Term
							Compensation
							Awards
		Annual Compensation					Securities
					Other Annual		Underlying	All Other
Name and Principal Position	Year	Salary	Bonus		Compensation		Options/SARS	Compensation
	($)	($)	($)		($)		($)	($)
Ronald A. Andrews	2005	315,000	25,000	(6)	7,800	(7)	—	3,280	(8)
President and Chief	2004	145,385	62,000		3,300		850,000	31,352
Executive Officer(1)

Heather Creran,	2005	225,000	10,000	(6)	7,800	(7)	—	3,778	(8)
Executive Vice President and	2004	225,000	68,000		7,200		180,000	144,323
Chief Operating Officer of
Daignostic Services(2)

Karen Garza	2005	175,000	10,000	(6)	7,800	(7)	—	4,353	(8)
Vice President of Marketing and	2004	175,000	20,000				70,000	3,738
Strategic Initiatives(3)	2003	124,519	—		5,400		206,250	607

Jose de la Torre- Bueno, Ph.D.,	2005	157,068	10,000	(6)	—		—	3,483	(8)
Vice President and	2004	188,481	12,000		—		30,000	3,742
Chief Technology Officer	2003	175,442	—		—		81,250	4,284

Stephen T.D. Dixon,	2005	245,000	10,000	(6)	7,800	(7)	—	5,092	(8)
Former Executive Vice President	2004	254,423	51,000		7,200		150,000	4,425
and Chief Financial Officer(4)	2003	245,000	91,216		7,200		150,000	4,954

Kenneth D. Bauer, Ph.D.,	2005	123,836	—		4,200	(7)	—	62,743	(8)
Former Vice President and	2004	200,216	8,000		7,200		50,000	4,288
Chief Science Officer(5)	2003	180,166	—		4,200		200,000	4,340

Notes to Summary Compensation Table:

(1)    Mr. Andrews joined the Company in July 2004.

(2)    Ms. Creran joined the Company in January, 2004.

(3)    Ms. Garza joined the Company in May, 2003.

(4)    Mr. Dixon resigned as Chief Financial Officer effective February 3, 2006.

(5)    Dr. Bauer’s employment as Clarient’s Vice President and Chief Science Officer terminated on August 23, 2005.

(6)    Represents cash incentives for officers that were accrued during 2005 and paid in 2006.

(7)    During 2005, Mr. Andrews, Dr. Bauer, Ms. Creran, Mr. Dixon and Ms. Garza each received automobile allowances in accordance with each of their respective employment agreements.

(8)    For 2005, all other compensation includes the following amounts:

	401(k) Matching	Group Life Insurance
Name	Contribution	Premiums	Severance
	($)	($)	($)
Ronald A. Andrews	2,704	576	—
Heather Creran	3,344	434	—
Karen Garza	4,015	338	—
Jose de la Torre-Bueno, Ph.D.	3,203	280	—
Steven T.D. Dixon	4,620	472	—
Kenneth D. Bauer, Ph.D.	3,204	216	59,323

Fiscal Year Stock Option Grants

No options were granted to Named Executive Officers during the fiscal year ended December 31, 2005.

Stock Option Exercises and Year-End Stock Option Values

The following table sets forth each individual’s number of exercisable and unexercisable in-the-money stock options and their values at fiscal year-end. An option is in-the-money if the fair market value of the underlying securities exceeds the exercise price of the option. There were no options exercised by the Named Executive Officers during 2005.

Stock Options Exercised in 2005 and Year-End Stock Option Values

	Shares Acquired on	Value	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-The-Money Options at Fiscal Year-End ($) (1)
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
	(#)	($)
Ronald A. Andrews	—	—	292,708	557,292	4,062	10,938
Heather Creran	—	—	83,125	96,875	15,394	17,456
Karen Garza	—	—	162,655	113,595	31,880	21,248
Jose de la Torre-Bueno, Ph.D.	—	—	310,197	69,441	7,109	5,515
Stephen T.D. Dixon	—	—	374,374	225,626	16,969	20,531
Kenneth Bauer	—	—	358,693	0	13,706	0

(1)    Values were calculated by multiplying the closing market price of the Company’s common stock at December 31, 2005 of $1.30 by the respective number of shares relating to in-the-money options and subtracting the option price, without any adjustment for any vesting or termination contingencies or other variables.

Board Compensation

Directors employed by Clarient or a wholly owned subsidiary receive no additional compensation, other than their normal salary, for serving on the Board or its Committees. Each director who is not an employee of the Company, its subsidiaries or Safeguard receives an annual cash retainer of $15,000. In addition, each director is paid a fee of $1,000 per meeting for attendance at Board meetings and each Committee meeting, except that if a director participates in a Board or Committee meeting via telephone, he or she is paid a fee of $500 for that meeting. An additional $5,000 annual fee is paid to each director who serves as a committee chairperson. All directors receive reimbursement of out-of-pocket expenses incurred in connection with attending meetings of the Board or Board Committees or with respect to other Company business.

Each director who is not an employee of the Company, its subsidiaries or Safeguard is eligible to receive stock option grants at the discretion of the Board. Directors’ initial option grants are generally to purchase 30,000 shares of Clarient common stock, have a seven-year term and are 20% vested on the grant date, with the remaining 80% vesting in 12 equal increments on the same day of each third month thereafter. Annual grants, generally to purchase 10,000 shares, vest 25% each three months following the grant date. Any director who served as a Committee chairman may also receive additional annual grants, generally to purchase 5,000 shares, which vest 25% each three months following the grant date. The exercise price of these options is equal to the fair market value of a share of Clarient common stock on the grant date. No options were granted to Non-Employee Directors in 2005.

Employment Contracts with Named Executive Officers

Chief Executive Officer

Ronald A. Andrews joined the Company as President and Chief Executive Officer on July 19, 2004. Mr. Andrews’ employment agreement provides for a base salary of $315,000 per year, eligibility for an annual performance-based bonus and eligibility to receive future grants of stock options under the 1996 Equity Compensation Plan. Upon execution of his employment agreement, Mr. Andrews was granted options to purchase 750,000 shares of Common Stock of the Company, which options will vest 25% on the first anniversary of his employment date and in 36 equal monthly installments thereafter. The option was not granted under the Company’s 1996 Equity Compensation Plan (the “Option Plan”) but is subject to the same terms and conditions as are set forth in the standard form stock option agreement currently in use under the Option Plan (including such terms and conditions as are incorporated therein from the Option Plan itself). The employment agreement also provides for additional perquisites, such as an automobile allowance, relocation expenses, matching contributions under a voluntary savings plan and other compensation as reported in the section entitled “Executive Compensation and Other Arrangements” above.

Executive Vice President and Chief Operating Officer of Diagnostic Services

Heather Creran serves as Executive Vice President and Chief Operating Officer of Diagnostic Services. Ms. Creran’s employment agreement provides for a base salary of $225,000 per year, eligibility for an annual performance-based bonus and eligibility to receive grants of stock options under the 1996 Equity Compensation Plan. Ms. Creran’s employment agreement also provides for additional perquisites, such as an automobile allowance, relocation expenses, matching contributions under a voluntary savings plan and other compensation as reported in the section entitled “Executive Compensation and Other Arrangements” above.

Vice President of Marketing and Strategic Initiatives

Karen Garza serves as Vice President of Marketing and Strategic Initiatives. Ms. Garza’s employment agreement provides for a base salary of $175,000 per year, eligibility for an annual performance-based bonus and eligibility to receive grants of stock options under the 1996 Equity Compensation Plan. Ms. Garza’s employment agreement also provides for additional perquisites, such as an automobile allowance, matching contributions under a voluntary savings plan and other compensation as reported in the section entitled “Executive Compensation and Other Arrangements” above.

Vice President and Chief Technology Officer

Jose de la Torre-Bueno, Ph.D. serves as Vice President and Chief Technology Officer. Dr. Torre-Bueno’s employment agreement provides for a base salary of $185,000 per year, eligibility for an annual performance-based bonus and eligibility to receive grants of stock options under the 1996 Equity Compensation Plan. Dr. Torre-Bueno’s employment agreement also provides for additional perquisites, such as an automobile allowance, matching contributions under a voluntary savings plan and other compensation as reported in the section entitled “Executive Compensation and Other Arrangements” above. On April 10, 2006, the Board of Directors a stock option grant to Dr. Torre-Bueno of 99,897 options with an exercise price equal to the fair value of the Company’s common stock on the date of grant, and to cancel 178,388 options (with exercise prices ranging from $3.32 to $23.19) in recognition for Dr. Torre-Bueno’s many years of service to the Company.

Executive Vice President and Chief Financial Officer (Former)

Stephen T. D. Dixon served as Executive Vice President and Chief Financial Officer prior to resigning effective February 3, 2006. Mr. Dixon’s employment agreement provided for a base salary of $245,000 per year, eligibility for an annual performance-based bonus and eligibility to receive grants of stock options under the 1996 Equity Compensation Plan. Mr. Dixon’s employment agreement also provided for additional perquisites, such as an automobile allowance, matching contributions under a voluntary savings plan and other compensation as reported in the section entitled “Executive Compensation and Other Arrangements” above. On February 6, 2006, the Compensation Committee of the Board of Directors approved, subject to Mr. Dixon’s agreement to cancel his initial stock option grant that he received in December 2002, the vesting of all of Mr. Dixon’s remaining options shall be accelerated and the exercise period for such options shall be extended until December 31, 2006.

Vice President and Chief Science Officer (Former)

Kenneth D. Bauer, Ph.D. served as Vice President and Chief Science Officer until August 23, 2005. Dr. Bauer’s employment agreement provided for a base salary of $200,000 per year, eligibility for an annual performance-based bonus and eligibility to receive grants of stock options under the 1996 Equity Compensation Plan. Dr. Bauer’s employment agreement also provided for additional perquisites, such as an automobile allowance, matching contributions under a voluntary savings plan and other compensation as reported in the section entitled “Executive Compensation and Other Arrangements” above.

Severance and Change-in-Control Arrangements

Mr. Andrews, Dr. Torre-Bueno, Ms. Creran and Ms. Garza are each parties to employment agreements which provide, and subject to certain modifications in the case of the specific executive, that in the event that the executive’s employment is terminated by the Company without cause or by him or her for specified reasons relating to changes in his or her responsibilities or the location of our principal executive office or a change-in-control of the Company, the executive will be entitled to:

•  up to 15 months of salary continuation;

•  acceleration of the vesting of certain stock options and an extension of the exercisability of certain stock options for various periods of time;

•  continuation of health insurance benefits for the one-year severance period (subject to certain limitations);

•  payment of a pro rata share of any bonus he or she would have received in the year of termination, as determined by the Board; and

•  up to $15,000 for executive outplacement services.

Certain of the executive’s severance benefits are contingent upon the execution and delivery of a general release and his or her observance of certain non-competition and non-solicitation covenants.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board currently is comprised of Messrs. Wampler (Chairman), Cola and Datin, Mr. Datin serves as an executive officer of Safeguard. Mr. Cola served as an executive officer of Safeguard through June 2005 and is not slated to be nominated at the Company’s June 7, 2006 annual meeting of stockholders. Mr. Wampler is not a current or former officer or employee of the Company or Safeguard. In addition, there are no Compensation Committee interlocks between Clarient and other entities involving Clarient executive officers and Clarient Board members who serve as executive officers of such other entities.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of the Company’s common stock beneficially owned as of April 28, 2006 by current directors of the Company, the named executive officers reported below in the “Executive Compensation & Other Arrangements—Summary Compensation Table,” all directors and officers as a group and any other person or entity who is the beneficial owner of more than 5% of the Company’s issued and outstanding common stock. On April 28, 2006, there were 66,864,383 shares of the Company’s common stock outstanding.

Name	Outstanding Shares Beneficially Owned	Options/ Warrants Exercisable Within 60 Days of Record Date	Shares Beneficially Owned Assuming Exercise of Options(1)	Percent of Shares
Safeguard Scientifics, Inc.(2) 435 Devon Park Drive, Building 800 Wayne, PA 19087-1945	38,159,279	2,328,650	40,487,929	58.5%
Peter J. Boni(3)	0	0	0	*
Michael F. Cola	0	0	0	*
James A. Datin(3)	0	0	0	*
Steven J. Feder(3)	0	0	0	*
G. Steve Hamm	6,500	23,000	29,500	*
Irwin Scher, M.D.	130,160	40,000	170,160	*
Frank P. Slattery, Jr.	240,500	50,000	290,500	*
Jon R. Wampler	2,000	46,252	48,252	*
Ronald A. Andrews	48,125	398,958	447,083	*
Kenneth D. Bauer, Ph.D.	0	358,693	358,693	*
Heather Creran	0	105,625	105,625	*
Stephen T.D. Dixon(4)	23,300	300,000	323,300	*
Karen Garza	0	199,353	199,353	*
Jose de la Torre-Bueno, Ph.D.	29,666	226,687	256,353	*
Executive officers and directors as a group (17 persons)	480,251	1,792,317	2,272,568	3.3%

*       Less than 1% of the total outstanding shares of Clarient common stock

(1)    Each individual has the sole power to vote and to dispose of the shares (other than shares held jointly with spouse), except as noted.

(2)    Includes 34,72,558 shares beneficially owned by Safeguard Delaware, Inc., a wholly owned subsidiary of Safeguard Scientifics, Inc. (“SDI”), and 3,438,721 shares and 2,328,650 warrants beneficially owned by Safeguard Scientifics (Delaware), Inc., a wholly owned subsidiary of Safeguard Scientifics, Inc. (“SSDI”). Safeguard Scientifics, Inc. and each of SDI and SSDI have reported that Safeguard together with each of SDI and SSDI, respectively, have both shared voting and dispositive power with respect to the shares beneficially owned by each of SDI and SSDI, respectively, because Safeguard is the sole stockholder of each of SDI and SSDI.

(3)    Excludes shares owned by Safeguard, of which Messrs. Boni, Datin and Feder disclaim beneficial ownership.

(4)    Stephen T. D. Dixon served as Executive Vice President and Chief Financial Officer prior to resigning effective February 3, 2006.

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

Item 13. Certain Relationships and Related Transactions

In February 2003, the Company entered into a $3.0 million revolving credit agreement with the Technology and Life Sciences Division of Comerica Bank-California. This agreement was renewed through February 28, 2007. The amount of this revolving credit agreement was increased to $8.5 million in August 2005. Borrowings under the line of credit are guaranteed by Safeguard in exchange for a one-time fee of $27,500, an amount equal to 0.5% of the amount guaranteed and an amount equal to 4.5% per annum of the daily-weighted average principal balance outstanding under the line of credit. The Company paid Safeguard a commitment fee of $15,000 and issued to Safeguard a warrant to purchase 50,000 shares of common stock for an exercise price of $2.00 per share as additional consideration for Safeguard’s $3.0 million increase in the guarantee in August 2005.

On November 8, 2005, the Company entered into a securities purchase agreement with a limited number of accredited investors pursuant to which the Company agreed to issue and the investors agreed to purchase 15,000,000 shares of common stock, together with warrants to purchase an additional 2,250,000 shares of common stock at an exercise price of $1.35 per share, for an aggregate purchase price of $15,000,000 (this financing is referred to as the “2005 financing”). The warrants issued in this transaction are exercisable for a period of four years after the date they were issued. This transaction was structured so that a portion of the common stock and warrants issued (8,900,000 shares of common stock and warrants to purchase 1,335,000 shares of common stock for aggregate proceeds of $8,900,000) were issued at an initial closing that occurred on November 9, 2005. The remaining shares and warrants were issued at a subsequent closing on December 14, 2005. Safeguard was one of the purchasers in the 2005 financing and acquired 9,000,000 shares (of which 5,340,000 shares were acquired at the initial closing) of common stock and warrants to purchase 1,350,000 shares of common stock (of which 801,000 were acquired at the initial closing) for an aggregate investment of $9,000,000. Following consummation of the financing, Safeguard beneficially owned approximately 58.5% our outstanding common stock. In connection with the 2005 financing, the Company entered into a registration rights agreement with the purchasers in that financing and has registered the resale of shares issued in the 2005 financing with the Securities and Exchange Commission.

Due to its beneficial ownership of a majority of the Company’s shares of outstanding common stock, Safeguard has the power to elect all of the directors of the Company, although Safeguard has contractually agreed that a majority of the board of directors will consist of individuals not specifically designated by Safeguard. The Company has also given Safeguard contractual rights enabling it to exercise significant control over the Company.

Item 14. Principal Accounting Fees and Services

The Board of Directors has appointed the Audit Committee, whose members and functions are described above under “Board Committees.”  The Audit Committee has appointed the firm of KPMG LLP as the Company’s independent accountants for the current year. KPMG LLP has served as the auditor of Clarient since the Company’s inception in 1996.

Representatives of KPMG LLP are expected to be present at the Clarient’s 2006 annual meeting of stockholders, will have an opportunity to make a statement if they desire to do so, and will be available to respond to appropriate questions.

Audit and Non-Audit Fees

The following table presents fees for professional services rendered by KPMG LLP for the audit of the Company’s annual financial statements for 2005 and 2004 respectively, and fees billed for other services rendered by KPMG LLP.

	2005	2004
Audit Fees(1)	$474,000	$362,000
Tax Fees(2)	52,000	45,000
Total	$526,000	$407,000

(1)    Represents the aggregate fees billed to the Company by KPMG LLP for professional services rendered for the audit of the Company’s annual consolidated financial statements, for the reviews of the consolidated financial statements included in the Company’s Form 10-Q filings for each fiscal quarter, preparation of comfort letter, review of registration statements and consents and internal control attestation for parent company.

(2)    Tax fees consisted of services for U.S. federal, state and local and international tax planning, advise and compliance, tax valuation services, and assistance with tax audits and appeals.

The Audit Committee has a policy to review and approve in advance the retention of the independent auditors for the performance of all audit and lawfully permitted non-audit services and the fees for such services. The Audit Committee may delegate to one or more of its members the authority to grant pre-approvals for the performance of non-audit services, and any such Audit Committee member who pre-approves a non-audit service is required to report the pre-approval to the full Audit Committee at its next scheduled meeting. The Audit Committee periodically notifies the Board of their approvals.

The Audit Committee has considered whether the independent auditor’s provision of tax services to the Company is compatible with the auditor’s independence.

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

3.4	By-laws of the Company, as amended (a)
3.5	Amendment to Certificate of Incorporation (n)
3.6	Amended and Restated Rights Agreement between the Company and Mellon Investor Services LLC (q)
3.7	Certificate of Ownership and Merger dated March 15, 2005 (r)
10.1	Master Security Agreement dated July 15, 2003 between the Company and GE Capital Corp. (h)
10.2	Amendment to Master Security Agreement dated July 31, 2003 between the Company and GE Capital Corp. (h)
10.3	Assignment Agreement with Recourse and Promissory Note dated September 26, 2003 between the Company and GE Capital Corp. (h)
10.4	Loan agreement dated February 13, 2003 between the Company and Comerica Bank-California, Inc. (g)
10.5	First Amendment to Loan and Security Agreement dated October 21, 2003 between the Company and Comerica Bank (h)
10.6	Second Amendment dated January 22, 2004 to Loan and Security Agreement between the Company and Comerica Bank (q)
10.7	Third Amendment dated January 31, 2005 to Loan and Security Agreement between the Company and Comerica Bank (p)
10.8	Fourth Amendment dated March 11, 2005 to Loan and Security Agreement between the Company and Comerica Bank (q)
10.9	Amended and Restated Unconditional Guaranty dated March 11, 2005 to Comerica provided by Safeguard Delaware, Inc. and Safeguard Scientifics, Inc. (Delaware) (q)
10.10	Waiver and Fifth Amendment to Loan Agreement dated August 1, 2005 by and between Comerica Bank and Clarient, Inc. (t)
10.11	Sixth Amendment dated February 28, 2006 to Loan and Security Agreement between the Company and Comerica Bank (*)
10.12	Second Amended and Restated Unconditional Guaranty dated August 1, 2005, to Comerica Bank provided by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc. (t)
10.13	Reimbursement and Indemnity Agreement dated March 11, 2005 between the Company and Safeguard Delaware, Inc. and Safeguard Scientifics, Inc. (Delaware) (q)
10.14	Reimbursement and Indemnity Agreement dated August 1, 2005, by Clarient, Inc. in favor of Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc. (t)
10.15	Securities Purchase Agreement between the Company, Safeguard Delaware, Inc. and Safeguard Scientifics, Inc. dated June 13, 2002 (e)
10.16	Registration Rights Agreement between the Company and Safeguard Delaware, Inc. dated June 13, 2002 (e)
10.17	Warrant to Purchase Shares of Common Stock dated June 2002 (e)
10.18	Form of Amended and Restated Stock Purchase Warrant dated June 13, 2002 (e)
10.19	Securities Purchase Agreement dated February 26, 2003 between the Company and Safeguard Delaware, Inc. (f)
10.20	Registration Rights Agreement between the Company and Safeguard Delaware, Inc. dated February 21, 2003 (f)
10.21	Securities Purchase Agreement dated February 10, 2004 between the Company and Safeguard Delaware, Inc. (i)
10.22	Registration Rights Agreement between the Company and Safeguard Delaware, Inc. dated February 10, 2004 (i)

10.23	Amended and Restated Common Stock Purchase Warrant issued to Safeguard Delaware, Inc. on March 25, 2004 (l)
10.24	Securities Purchase Agreement dated March 25, 2004 among the Company and the purchasers’ signatories thereto (k)
10.25	Registration Rights Agreement dated March 25, 2004 among the Company and the investors’ signatories thereto (k)
10.26	Form of Warrant issued March 31, 2004 by the Company. (k)
10.27	Warrant to Purchase 50,000 Shares of Common Stock dated August 1, 2005 issued to Safeguard Scientifics (Delaware), Inc. (t)
10.28	Securities Purchase Agreement dated November 8, 2005, by and among the Company and the investors named therein. (w)
10.29	Registration Rights Agreement dated November 8, 2005, by and among the Company and the investors named therein. (w)
10.30	Form of Common Stock Purchase Warrant issued pursuant to Securities Purchase Agreement dated November 8, 2005 (w)
10.31	1996 Equity Compensation Plan as amended (n) +
10.32	Employment Agreement dated as of January 10, 2001 between the Company and Jose de la Torre-Bueno (c)+
10.33	Employment Agreement dated as of March 19, 2003 between the Company and Karen K. Garza (q)+
10.34	Employment Agreement dated as of December 5, 2003 between the Company and Heather Creran (j)+
10.35	Employment Agreement dated as of June 18, 2004 between the Company and Ronald A. Andrews (m)+
10.36	Employment Agreement dated as of August 2, 2004 between the Company and Dr. Kenneth J. Bloom (n)+
10.37	Employment Letter dated as of February 28, 2005 between the Company and David J. Daly (q)+
10.38	Separation Agreement dated August 23, 2005 between the Company and Kenneth D. Bauer, Ph.D. (v)
10.39	Capital financing lease between the Company and General Electric Capital Corporation dated June 23, 2004 (m)
10.40	Form of Option Award Certificate (o)
10.41	Form of Stock Option Grant Certificate to be used in connection with 2006 option grants to certain management level employees (y)
10.42	Consulting Agreement dated as of April 8, 2005 between the Company and Dr. Richard J. Cote (s)
10.43	Distribution and Development Agreement dated July 18, 2005 between the Company and Dako A/S (x)
10.44	Facility Lease between the Company and 31 Columbia, Inc. dated July 20, 2005 (u)
10.45	Assignment Agreement and Bill of Sale between the Company and Med One Capital, inc. dated March 1, 2006 (z)
21	Subsidiaries of the Registrant (z)
23	Consent of KPMG LLP (z)
31.1	Certifications pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a) for Ronald A. Andrews. (*)
31.2	Certifications pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a) for John A. Roberts (*)
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Ronald A. Andrews. (*)
32.2	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for John A. Roberts (*)

(*)	Filed on March 13, 2006 as an exhibit to the Company’s Annual Report on Form 10-K and also filed herewith.

(a)	Filed on April 30, 1997 as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-26129) and incorporated by reference.

(b)	Filed on March 12, 1999 as an exhibit to the Company’s Current Report on Form 8-K and incorporated by reference.

(c)	Filed on April 2, 2001 as an exhibit to the Company’s Annual Report on Form 10-K and incorporated by reference.

(d)	Filed on July 12, 2001 as an exhibit to the Company’s Current Report on Form 8-K and incorporated by reference.

(e)	Filed on June 17, 2002 as an exhibit to the Company’s Current Report on Form 8-K and incorporated by reference.

(f)	Filed on February 28, 2003 as an exhibit to the Company’s Current Report on Form 8-K and incorporated by reference.

(g)	Filed on March 31, 2003 as an exhibit to the Company’s Annual Report on Form 10-K and incorporated by reference.

(h)	Filed on November 14, 2003 as an exhibit to the Company’s Quarterly Report on Form 10-Q and incorporated by reference.

(i)	Filed on February 12, 2004 as an exhibit to the Company’s Current Report on Form 8-K and incorporated by reference.

(j)	Filed on March 9, 2004 as an exhibit to the Company’s Annual Report on Form 10-K and incorporated by reference.

(k)	Filed on April 1, 2004 as an exhibit to the Company’s Current Report on Form 8-K and incorporated by reference.

(l)	Filed on May 10, 2004 as an exhibit to the Company’s Quarterly Report on Form 10-Q and incorporated by reference.

(m)	Filed on August 9, 2004 as an exhibit to the Company’s Quarterly Report on Form 10-Q and incorporated by reference.

(n)	Filed on November 9, 2004 as an exhibit to the Company’s Quarterly Report on Form 10-Q and incorporated by reference.

(o)	Filed on December 1, 2004 as an exhibit to the Company’s Current Report on Form 8-K and incorporated by reference.

(p)	Filed on February 3, 2005 as an exhibit to the Company’s Current Report on Form 8-K and incorporated by reference.

(q)	Filed on March 15, 2005 as an exhibit to the Company’s Annual Report of Form 10-K and incorporated by reference.

(r)	Filed on March 17, 2005 as an exhibit to the Company’s Current Report on Form 8-K and incorporated by reference.

(s)	Filed on April 15, 2005 as an exhibit to the Company’s Current Report on Form 8-K and incorporated by reference.

(t)	Filed on August 4, 2005 as an exhibit to the Company’s Current Report on Form 8-K and incorporated by reference.

(u)	Filed on August 8, 2005 as an exhibit to the Company’s Quarterly Report on Form 10-Q and incorporated by reference.

(v)	Filed on August 29, 2005 as an exhibit to the Company’s Current Report on Form 8-K and incorporated by reference.

(w)	Filed on November 9, 2005 as an exhibit to the Company’s Current Report on Form 8-K and incorporated by reference.

(x)	Filed on January 31, 2006 as an exhibit to the Company’s Quarterly Report on Form 10-Q/A and incorporated by reference.

(y)	Filed on February 27, 2006 as an exhibit to the Company’s Current Report on Form 8-K and incorporated by reference.

(z)	Filed on March 13, 2006 as an exhibit to the Company’s Annual Report filed on Form 10-K.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10K on Form 10K/A to be signed on its behalf by the undersigned; thereunto duly authorized, in San Juan Capistrano, California on May 8, 2006.

CLARIENT, INC.

By:	/s/ Ronald A. Andrews
Ronald A. Andrews
President and Chief Executive Officer