Form 10-Q
period 2006-06-30
CLARIENT, INC
filed 2006-08-04
CIK 1038223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File Number 000-22677

CLARIENT, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	75-2649072
(State or other jurisdiction of incorporation	(IRS Employer Identification Number)
or organization)

31 COLUMBIA
ALISO VIEJO, CA	92656-1460
(Address of principal executive offices)	(Zip code)

(949) 425-5700
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

Yes☐   No ☒

As of July 31, 2006, 66,973,803 shares of the Registrant’s common stock were outstanding.

CLARIENT, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1.

CLARIENT, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,100	$9,333
Restricted cash	232	—
Accounts receivable, net of allowance for doubtful accounts of $508 and $740, respectively (services group)	6,359	3,928
Accounts receivable, net of allowance for doubtful accounts of $114 and $207, respectively (technology group)	634	858
Notes receivable	500	—
Net investment in sales type leases	78	81
Inventories, net of reserve for obsolescence of $342 and $333, respectively	1,315	1,088
Prepaid expenses and other current assets	1,177	754
Total current assets	12,395	16,042
Property and equipment, net of accumulated depreciation of $13,306 and $16,047, respectively	11,312	8,007
Patents, net of accumulated amortization of $639 and $572, respectively	743	742
Net investment in sales type leases	136	188
Other	384	270
Total assets	$24,970	$25,249
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$4,500	$—
Accounts payable	2,360	3,122
Accrued payroll	1,471	1,109
Accrued expenses	1,549	1,341
Deferred revenue	996	1,233
Current maturities of long-term debt, including capital lease obligations	2,491	2,153
Total current liabilities	13,367	8,958
Long-term debt, including capital lease obligations	3,442	2,073
Deferred rent	3,621	1,756
Commitments and contingencies
Stockholders’ equity:
Common stock $0.01 par value, authorized 100,000,000 shares, issued and outstanding 66,973,803 and 66,912,762, respectively	669	669
Additional paid-in capital	132,752	132,388
Deferred compensation	—	(268)
Accumulated deficit	(128,878)	(120,285)
Accumulated other comprehensive loss	(3)	(42)
Total stockholders’ equity	4,540	12,462
Total liabilities and stockholders’ equity	$24,970	$25,249

See accompanying notes to condensed consolidated financial statements.

CLARIENT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Services group	$6,366	$2,661	$11,881	$4,526
Technology group	1,130	2,548	2,364	4,690
Total revenue	7,496	5,209	14,245	9,216
Cost of revenue:
Services group	3,434	2,040	6,698	3,873
Technology group	450	647	819	1,288
Total cost of revenue	3,884	2,687	7,517	5,161
Gross profit	3,612	2,522	6,728	4,055
Operating expenses:
Selling, general and administrative	4,389	3,082	8,392	6,111
Diagnostic services administration	2,008	1,548	4,176	2,971
Research and development	1,212	788	2,357	1,715
Total operating expenses	7,609	5,418	14,925	10,797
Loss from operations	(3,997)	(2,896)	(8,197)	(6,742)
Other expense	178	35	380	62
Loss before income taxes	(4,175)	(2,931)	(8,577)	(6,804)
Income taxes	—	—	16	—
Net loss attributable to common stock	$(4,175)	$(2,931)	$(8,593)	$(6,804)

Basic and diluted net loss per common share	$(0.06)	$(0.06)	$(0.13)	$(0.13)

Weighted average number of common shares outstanding	66,877,487	51,763,447	66,840,457	51,748,212

See accompanying notes to condensed consolidated financial statements.

CLARIENT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2006	2005

Cash flows from operating activities:
Net loss	$(8,593)	$(6,804)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,647	1,496
Non-cash compensation charges	652	257
Gain on sale of assets	(397)	(367)
Provision for bad debts	200	234
Reserve for excess and obsolete inventory	9	14

Changes in operating assets and liabilities:
Accounts receivable, net (services group)	(2,631)	(1,872)
Accounts receivable, net (technology group)	224	(760)
Net investment in sales type leases	55	(301)
Inventories	(236)	19
Prepaid expenses and other assets	(537)	(90)
Accounts payable	(762)	84
Accrued payroll	388	160
Accrued expenses	208	70
Deferred revenue	(237)	136
Deferred rent	1,865	—
Net cash used in operating activities	(8,145)	(7,724)

Cash flows from investing activities:
Additions to patents	(68)	(6)
Additions to property and equipment	(4,903)	(927)
Issuance of notes receivable	(500)	—
Proceeds from sale of assets	415	393
Net cash used in investing activities	(5,056)	(540)

Cash flows from financing activities:
Proceeds from exercise of stock options	18	64
Borrowings on debt, including capital lease obligations	3,427	717
Repayments on debt, including capital lease obligations	(1,952)	(1,041)
Borrowings on revolving line of credit	4,500	2,000
Issuance of common stock	6	—
Offering costs	(70)	—
Net cash provided by financing activities	5,929	1,740

Effect of exchange rate changes on cash and cash equivalents	39	6

Net decrease in cash and cash equivalents	(7,233)	(6,518)

Cash and cash equivalents at beginning of period	9,333	10,045

Cash and cash equivalents at end of period	$2,100	$3,527

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

(2)  Equity-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”).  SFAS 123(R) revises SFAS No. 123, “Accounting for Stock Based Compensation,” (“SFAS 123”) and supersedes Accounting Principals Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and its related interpretations. SFAS 123(R) requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award. SFAS 123(R) also requires measurement of the cost of employee services received in exchange for an award. SFAS 123(R) also amends SFAS No. 95, “Statement of Cash Flows,” to require the excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows. The Company adopted SFAS 123(R) using the modified prospective method. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

The Company has a stock option plan (the Plan) pursuant to which its Board of Directors or a committee of the Board may grant stock options and restricted stock awards to employees, directors and consultants.  The Plan authorizes grants of options to purchase up to 9,200,000 shares of authorized but unissued common stock.  Stock options granted have terms of up to 10 years and become exercisable in increments over periods of up to five years.  All options terminate three months after termination of the option holder’s employment or relationship with the Company as a director or consultant except in the case of death or disability, in which case the period is extended to one year.  Upon exercise of awards, the Company plans on issuing new shares of common stock.

Stock-based compensation is recognized in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Cost of revenue – services group	$3	$—	$8	$—
Cost of revenue – technology group	4	—	7	—
Selling, general and administrative	167	117	457	221
Diagnostic services administration	73	19	144	36
Research and development	19	—	36	—

Total stock-based compensation expense	$266	$136	$652	$257

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

Prior to adopting SFAS No. 123(R), the Company accounted for stock-based compensation in accordance with APB 25.  Had compensation cost been recognized consistent with SFAS No. 123, the Company’s consolidated net loss attributable to common stock for the three and six months ended June 30, 2005 would have been as follows (in thousands except per-share amounts):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Consolidated net loss attributable to common stock:
As reported	$(2,931)	$(6,804)
Stock-based employee compensation expense included in net loss as reported	136	257
Total stock-based employee compensation expense determined under fair-value based method for all awards	(495)	(960)
Pro forma net loss	$(3,290)	$(7,507)

Net loss per share — Basic and Diluted:
Net loss per share as reported	$(0.06)	$(0.13)
Pro forma net loss per share	$(0.06)	$(0.14)

The fair value of the Company’s stock-based awards to employees was estimated at the date of grant using the Black-Scholes option-pricing model.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the end of the quarter in which the grant occurred.  The expected life of stock options granted was estimated using the historical exercise behavior of optionholders.  Expected volatility was based on historical volatility for a period equal to the stock option’s expected life.  The following assumptions were used to determine fair value:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	92%	100%	92%	100%
Average expected option life	5.6 Years	4.0 Years	5.6 Years	4.0 Years
Risk-free interest rate	5.19%	3.94%	5.19%	3.94%

The weighted-average grant date fair value of options issued by the Company during the three and six month periods ended June 30, 2006 was $0.76 and $0.80, respectively.  The weighted-average grant date fair value of options issued by the Company during the three and six month periods ended June 30, 2005 was $0.92 and $0.95, respectively.

The Company granted 630,000 awards of stock options to certain management-level employees in the second quarter of 2006.  Under the terms of these option awards, 60% of the options will vest if the Company achieves minimum revenue and earnings before interest, taxes, depreciation and amortization performance targets for the fiscal year ending December 31, 2006, as established by the Company’s Board of Directors.  The remaining 40% of the options will vest pro rata on a monthly basis during the 36 month period beginning on the first anniversary of the date of the grant.  The Company has not recorded any compensation expense for the portion of these options vesting based on performance targets during 2006.

Option activity of the Company is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Live	Aggregate Intrinsic Value
Outstanding at December 31, 2005	6,874,919	$2.29
Options granted	1,677,833	1.08
Options exercised	(19,010)	0.97
Options cancelled and forfeited	(827,994)	4.29
Outstanding at June 30, 2006	7,705,748	$1.82	5.21	$50.00
Options exercisable at June 30, 2006	4,249,819	$2.31	3.92	$17.50

Restricted stock awards activity for the Company is summarized as follows:

	Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards at December 31, 2005	142,298	$1.24
Granted	160,420	$0.91
Awards Vested	(32,960)	$1.26
Forfeited	—	—
Restricted stock awards at June 30, 2006	269,758	$1.04

The total intrinsic value of options exercised in the three and six months ended June 30, 2006 and 2005 was not material.  As of June 30, 2006, there was $2.0 million of unamortized compensation expense related to stock options.  We expect to recognize this expense over a weighted-average period of 2.47 years.  As of June 30, 2006, there was $0.3 million of unrecognized compensation expense related to restricted stock awards.  We expect to recognize this expense over a weighted-average period of 2.15 years.

(3)  Net Loss Per Share

Basic and diluted loss per common share is calculated by dividing net loss by the weighted average common shares outstanding during the period. Stock options and warrants to purchase an aggregate of 13,381,257 and 10,594,363 shares of common stock were outstanding at June 30, 2006 and 2005, respectively. These stock options and warrants outstanding were not included in the computation of diluted earnings per share because the Company incurred a net loss in all periods presented and hence, the impact would be anti-dilutive.

(4)  Patents

Patents are amortized over the shorter of their respective estimated useful lives of 10 years or their respective remaining legal lives to their estimated residual values. The following table provides a summary of the Company’s technology related patents with definite useful lives recorded as of June 30, 2006 (in thousands):

The following table summarizes the future estimated annual pretax amortization expense for these assets (in thousands):

Fiscal Year
Remainder of 2006	$66
2007	132
2008	132
2009	123
2010 & thereafter	290
Total	$743

(5) Net Investment in Sales-Type Leases

The Company derives a portion of its revenues under leasing arrangements. Such arrangements provide for monthly payments covering the system sale, maintenance and interest. These arrangements meet the criteria to be accounted for as sales-type leases pursuant to Statement of Financial Accounting Standards No. 13, “Accounting for Leases.” Accordingly, the system sale is recognized upon delivery of the system, provided all other revenue recognition criteria are met. Upon the recognition of revenue, an asset is established for the “investment in sales-type leases.”  Maintenance revenue and interest income are recognized monthly over the lease term.

The following lists the components of the net investment in sales-type leases as of June 30, 2006 (in thousands):

Total minimum lease payments to be received	$303
Less: Amounts representing estimated maintenance costs including profit thereon, included in total minimum lease payments	(42)
Net minimum lease payments receivable	261
Less: Unearned maintenance income & interest	(47)
Net investment in sales-type leases	$214

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

(7)  Comprehensive Loss

The total comprehensive loss is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net loss	$(4,175)	$(2,931)	$(8,593)	$(6,804)
Foreign currency translation adjustment	39	1	39	6
Comprehensive loss	$(4,136)	$(2,930)	$(8,554)	$(6,798)

(8)  Business Segments

The Company operates primarily in two business segments: 1) the Services Group delivers critical oncology testing services to community pathologists, biopharmaceutical companies and other researchers; and 2) the Technology Group is engaged in the development, manufacture and marketing of an automated cellular imaging system which is designed to assist physicians in making critical medical decisions. The segments are determined based on products and/or services delivered to customer groups. The Company’s chief operating decision maker is the Chief Executive Officer and President. The chief operating decision maker allocates resources and assesses performance and other activities at the operating segment level.

Revenue, gross profit and identifiable assets for our operating segments are as follows (in thousands):

	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005
	Services Group	Technology Group	Total	Services Group	Technology Group	Total
Total revenues	$6,366	$1,130	$7,496	$2,661	$2,548	$5,209

Cost of revenue	3,434	450	3,884	2,040	647	2,687
Gross profit	$2,932	$680	3,612	$621	$1,901	2,522
Selling, general and administrative (including diagnostic services administration)			6,397			4,630
Research and development			1,212			788
Loss from operations			(3,997)			(2,896)
Other expense			178			35
Net loss			$(4,175)			$(2,931)

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
	Services Group	Technology Group	Total	Services Group	Technology Group	Total
Total revenues	$11,881	$2,364	$14,245	$4,526	$4,690	$9,216

Cost of revenue	6,698	819	7,517	3,873	1,288	5,161
Gross profit	$5,183	$1,545	6,728	$653	$3,402	4,055
Selling, general and administrative (including diagnostic services administration)			12,568			9,082
Research and development			2,357			1,715
Loss from operations			(8,197)			(6,742)
Other expense and taxes			396			62
Net loss			$(8,593)			$(6,804)

	June 30, 2006			December 31, 2005
	Services Group	Technology Group	Total	Services Group	Technology Group	Total

Identifiable assets	$18,918	$6,052	$24,970	$21,806	$3,443	$25,249

(9)  Recent Accounting Developments

Inventory Costs

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” (“SFAS 151”), an amendment of Accounting Research Bulletin No. 43, Inventory Pricing. SFAS 151 requires all companies to recognize a current-period charge for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. The statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This new standard became effective for fiscal years beginning after June 15, 2005. The Company’s adoption of SFAS 151 as of January 1, 2006 had no material effect on its consolidated financial position, results of operations or cash flows.

Amortization for Leasehold Improvements

In June 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-6”).  This guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are reasonably assured at the date of the business combination or purchase.  This guidance was applicable only to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005.  The adoption of EITF 05-6 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Income Taxes

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN48 is effective for fiscal years beginning after December 15, 2006. The Company has not completed its evaluation of the impact of adopting FIN48.

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

(11)  Line of Credit

The Company currently has an $8.5 million revolving credit agreement, which expires on February 28, 2007 and bears interest at the bank’s prime rate minus one-half percent.  The borrowings under the line of credit are being used for working capital purposes and to provide a $3.0 million stand-by letter of credit to the landlord of the Aliso Viejo, California facility. The agreement also includes an annual credit facility fee of $27,500 and one financial covenant related to tangible net worth, which is required to be not less than $0. The Company paid Safeguard a commitment fee of $15,000 and issued to Safeguard a warrant to purchase 50,000 shares of common stock for an exercise price of $2.00 per share as additional consideration for Safeguard’s $3.0 million increase in the guarantee in August 2005.  The Company is also obligated to pay Safeguard an amount equal to 0.5% of the amount guaranteed and 4.5% per annum of the daily-weighted average principal balance outstanding under the line of credit.  At June 30, 2006, the Company had $1.0 million available under the line of credit.

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

In June 2004, the Company entered into a master lease agreement with GE Capital for capital equipment financings of diagnostic services (laboratory) related equipment.  The Company financed $2.6 million in 2004, $2.3 million in 2005 and $1.3 million in the six months ended June 30, 2006 of capital equipment under this arrangement, which were recorded as capital lease obligations.  Each lease financing has a term of 36 months. The 2004 financings provide for an early purchase option by the Company after 30 months at 26.6% of the cost of the equipment. The 2005 and 2006 financings provide for an early purchase option by the Company after 24 months for a purchase price equal to 40.5% of the cost of the equipment.  At June 30, 2006, the Company had $1.7 million available for additional 2006 equipment financings under the master lease agreement.

The capital lease obligations as of June 30, 2006 are as follows (in thousands):

Fiscal Year:
Remainder of 2006	$944
2007	1,870
2008	976
2009	316
Total	4,106
Less: current portion	(1,890)
Capital lease obligation, excluding current portion	$2,216

(13) Borrowings on Equipment Subject to Operating Leases

On March 1, 2006, the Company entered into a Master Purchase Agreement with Med One Capital Inc. (“Med One”) pursuant to which Med One purchased certain ACIS® “cost-per-test” units for a gross amount of $2.3 million. Each unit purchased by Med One was in use by a customer at the time of the transaction. Med One also has the option to purchase additional units worth up to $1 million. Under the agreement, 10 percent of the purchase price is held in escrow and may be recoverable by Med One to the extent that any units returned to Med One prior to the expiration of the applicable equipment lease are not successfully remarketed. The escrow amount is classified as restricted cash. The proceeds from this financing were initially recorded as debt, as the transaction did not meet the criteria for recognition of revenue. Amounts invoiced to customers for tests performed or the minimum monthly rental fee related to the units sold to Med One are recorded as revenue, with a portion of these fees recorded as interest expense and the remaining portion recorded as a reduction in the amount recorded as debt. As of June 30, 2006, approximately $0.6 million of the proceeds from the Med One transaction were classified as current liabilities and approximately $1.2 million of the proceeds were classified as non-current liabilities.  The Company continues to record depreciation expense on the units sold to Med One which is reflected in cost of revenues.

(14) Commitments and Contingencies

Operating Lease Commitment. The Company utilizes various operating leases for office space and equipment. The Company entered into a lease agreement dated as of July 20, 2005 for a mixed-use building with approximately 78,000 square feet in Aliso Viejo, California. The lease commenced on December 1, 2005 with an initial term of 10 years and an option to extend the lease term for up to two additional five-year periods. The initial annual base rent was approximately $0.5 million. The annual base rent was increased to approximately $1.0 million on June 1, 2006 and as the Company occupies additional square footage, will increase to approximately $1.4 million on December 1, 2008. The base rent is increased 3% annually effective on December 1 of each year beginning in 2006. The Company is also responsible for payments of common area operating expenses for the premises. The landlord has agreed to fund approximately $3.5 million of tenant improvements toward design and construction costs associated with the build-out of the facility of which the landlord has reimbursed the Company $2.6 million through June 30, 2006. Such costs will be capitalized as leasehold improvements and amortized over the shorter of their estimated useful lives or the remaining lease term, while the reimbursement will be recorded to deferred rent and recovered ratably over the term of the lease.

At June 30, 2006, future minimum lease payments for all operating leases are as follows (in thousands):

Fiscal year:
Remainder of 2006	$549
2007	1,128
2008	1,177
2009	1,480
2010	1,503
Thereafter	7,812
$13,649

Construction Agreement. On October 26, 2005, the Company entered into a construction agreement with LCS Constructors, Inc. (LCS), a team of general contractors and construction managers dedicated to the planning, design, construction and facility support of laboratories and technical facilities, to build-out its newly-leased facility in Aliso Viejo, California. Under the terms of the agreement, LCS is required to provide or arrange for construction services, materials, equipment, permits and liability insurance for the construction of the facility. The project is expected to be completed in three phases, with a substantial completion date of December 31, 2005 for the first phase after which time the Company moved its laboratory facilities in January 2006 to the new location. The total amount paid for the first phase of the build-out pursuant to the contract was $3.6 million. Fees for the remaining two phases of the build-out will be included in amendments to this contract and are estimated to be approximately $2.3 million for the second phase and $360,000 for the third phase. Through June 30, 2006, the Company had incurred $2.2 million related to the second phase. The third phase anticipated completion date is as soon as practicable thereafter. Payments for all phases will be made in installments based on the percentage of completion. The final payment on each phase will be made after LCS has completed the applicable phase in its entirety, all corrective items have been completed and the architect prepares a final completion notice.

Distribution and Development Agreement with Dako. On July 18, 2005, the Company entered into a distribution agreement with Dako A/S (Dako), a Danish company that provides system solutions for cancer diagnostics and cell analysis worldwide. Under the terms of the agreement, Dako distributes and markets the Company’s ACIS® system and related software. The distribution arrangement is exclusive on a worldwide basis in research and clinical markets, and non-exclusive with respect to biotechnology and pharmaceutical companies (and their academic research partners). The agreement has a five-year initial term.

Dako has agreed to order a minimum of 40 ACIS® systems per contract year, commencing July 1, 2006, subject to certain adjustments. Revenue from systems sold under this agreement will be recognized when these ACIS® systems have been delivered and accepted by an end-user.

Dako also agreed to invest research and development funds toward future ACIS® devices and related software, and such products are also subject to the terms of the agreement. The Company will own all intellectual property created under the agreement that is related to image analysis and execution thereof, and Dako will own all intellectual property created under the agreement that is related to Dako’s specific implementation of the products or integration of the products with a product supplied by Dako. Such intellectual property will be cross-licensed from one party to the other. In the event the Company fails to supply ACIS® systems as set forth in the agreement, Dako will have the right and license to manufacture the ACIS® systems for that purpose for a reduced fee. Revenues received from research and development agreements are recognized over the contract performance period, starting with the contract’s commencement. The upfront payment is deferred and recognized on a straight-line basis over the estimated performance period. Milestone payments are recognized as revenue when they are earned and collectible, but not prior to the removal of any contingencies for each individual milestone.  The final milestone under this agreement is expected to be earned and collectible in August of 2006.

(15) Recent Developments

Trestle Transaction.  On June 19, 2006, the Company entered into a definitive agreement to purchase substantially all of the assets of Trestle Holdings, Inc., and Trestle Acquisition Corp. (a wholly-owned subsidiary of Trestle Holdings, Inc.) (collectively, “Trestle”). The acquisition will be completed pursuant to an Asset Purchase Agreement (the “Agreement”). Under terms of the Agreement, Clarient will purchase certain assets of Trestle, including high speed scanning technology, virtual systems, related intellectual property, a current product line, inventory and manufacturing capabilities, and will assume certain liabilities of Trestle. The purchase price for the assets is approximately $3 million in cash, less the liabilities assumed by the Company at closing, subject to certain purchase adjustments.

The Company has accepted a commitment letter from Safeguard Scientifics, Inc., its principal stockholder, to provide capital as a back-up source to help fund the purchase. Safeguard has agreed to purchase up to $3 million of the Company’s common stock at a purchase price equal to a 15% discount from the 10-day trailing average closing share price (“Purchase Price”) immediately prior to the closing of the transaction, or $1.50 per share, whichever is lower.  Safeguard will also receive warrants to purchase the Company’s common stock at an exercise price equal to 115% of the Purchase Price and will have a four-year term. Additionally, in connection with the Company’s acceptance of the commitment letter, the Company paid Safeguard a facility fee of $15,000 in cash and issued a warrant to purchase 50,000 shares of common stock at a purchase price equal to $0.87 per share.

The completion of the acquisition is subject to the approval of Trestle’s stockholders and other customary closing conditions.

In conjunction with the Agreement and to provide Trestle with additional working capital pending completion of the acquisition, the Company entered into two loan agreements whereby the Company loaned Trestle a total of $0.5 million bearing interest at an annual rate of 8% and secured by a lien on certain collateral of Trestle, including accounts receivable, inventory, software and intellectual property. At the completion of the acquisition, these loans will be offset against the purchase price or, if the acquisition has not been completed, will mature on the earliest of September 30, 2006 or a date extended under the terms of the Agreement. The Company has classified these loans as Notes Receivable and expects to close on the transaction in late third quarter or early fourth quarter 2006. The Company has capitalized certain acquisition-related costs associated with this transaction which would be applied to the purchase price upon closing or expensed if the acquisition is not consummated.

Nasdaq Delisting Notice.  On July 10, 2006 the Company received a notice from the Nasdaq Listing Qualification Staff (“Staff”) that the Company’s common stock is subject to delisting from the Nasdaq Capital Market as a result of failure to comply with the $1.00 per share bid price requirement for 30 consecutive days as required by Nasdaq Marketplace Rule 4310(c)(4) (the “Rule”). In accordance with Nasdaq Marketplace Rule 4310(c)(8)(D), the Company will be provided 180 calendar days, or until January 8, 2007, to regain compliance. If at anytime before January 8, 2007, the bid price of the Company’s common stock closes at $1.00 per share for 10 consecutive days, the Nasdaq staff will provide written notification that the Company complies with the Rule.   If compliance with this Rule cannot be demonstrated by January 8, 2007, the Nasdaq staff will determine whether the Company meets The Nasdaq Capital Market initial listing criteria as set forth in Marketplace Rule 4310(c), except for the minimum bid price requirement. If it meets the other initial listing criteria, the Nasdaq staff will notify the Company that it has been granted another 180 calendar day compliance period. If the Company does not regain compliance with the Rule and is not eligible for an additional compliance period, the Staff will provide written notification that the Company will be delisted and, at that time, the Company may appeal the determination to delist to a Listing Qualifications Panel.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industries in which we operate and other matters, as well as management’s beliefs and assumptions and other statements regarding matters that are not historical facts.  These statements include, in particular, statements about our plans, strategies and prospects. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Our forward-looking statements are subject to risks and uncertainties.  Factors that might cause actual results to differ materially, include, but are not limited to, the fact that there are numerous conditions precedent to the parties’ obligations to consummate the Company’s acquisition of the assets of Trestle Holdings, Inc., and Trestle Acquisition Corp. (a wholly-owned subsidiary of Trestle Holdings, Inc.) (collectively, “Trestle”), (including the condition that the transaction must be approved by Trestle’s stockholders) and the acquisition may not be consummated if such conditions are not satisfied or waived or for other reasons, Clarient’s ability to obtain additional financing on acceptable terms or at all (including the Company’s ability to complete an asset-based or similar financing and to fund the Trestle acquisition with funds committed by Safeguard Scientifics, Inc., or another source); Clarient’s ability to  successfully integrate Trestle’s business with its own business if the transaction is completed, the Company’s ability to continue to develop and expand its services group business and its technology group business, the Company’s ability to execute against its plan of acquisition and subsequent integration of certain technology assets and intellectual property, the performance and acceptance of the Company’s instrument systems in the market place, the Company’s ability to expand and maintain a successful sales and marketing organization, continuation of favorable third party payer reimbursement for tests performed using the Company’s system and for other diagnostic tests, unanticipated expenses or liabilities or other adverse events affecting cash flow, uncertainty of success in developing any new software applications, the Company’s ability to successfully sell instruments under its distribution agreement with Dako A/S and to timely complete its next generation  Automated Cellular Imaging System (“ACIS®”) device, failure to obtain Food  and Drug Administration clearance or approval for particular applications, the Company’s ability to compete with other technologies and with emerging competitors in cell imaging and dependence on third parties for collaboration in developing new tests and in distributing the Company’s systems and tests performed on the system, and those risks which are discussed in “Risk Factors” below.  Many of these factors are beyond our ability to predict or control.  In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance.  All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by this cautionary statement.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.  In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not occur.

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

In 2004 we began to leverage our core technologies and intellectual properties to commercialize a set of services to provide the community pathologist with the latest in cancer diagnostic technology. Anchored by our own proprietary image analysis technology and augmented by other emerging technologies, we are able to provide a complete assessment of the molecular cause and characteristics of cancer. Our ACIS® is a versatile automated microscope system that greatly improves the accuracy and reproducibility of digital cell imaging through its unique, patented technology. Our comprehensive laboratory services are focused on in-house pathology testing, using the ACIS® and other cutting-edge diagnostic technologies to assist physicians in cancer assessment.

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

The initial objective of our service strategy had been to support the expansion of the remote pathology program for community pathologists, a large customer segment.  The focus of the development of the ACIS® technology platform has been to assist our customers in their diagnosis and assessment of cancer.  We continue to explore numerous ways to leverage our relationship with our customers to better serve their needs and expand revenue opportunities.  A logical extension of the remote pathology technical services has been the recent introduction of other esoteric tests and related professional diagnosis that support the oncology services marketplace.  We provide a broad spectrum of other laboratory services, including:

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

In June 2006, we entered into a definitive agreement to purchase substantially all of the assets of Trestle Holdings, Inc., and Trestle Acquisition Corp. (a wholly-owned subsidiary of Trestle Holdings, Inc.) (collectively, “Trestle”).  The proposed purchase strategically positions us as a leading provider in the anatomical pathology market; integrating image analysis, high speed scanning capabilities and virtual microscopy into one offering.  Complementing our current proprietary ACIS with Trestle’s technology enables us to cover virtually all of the pathology samples needing anatomical laboratory analysis.  The assets to be acquired include current product line and inventory, manufacturing capabilities, high speed scanning technology and related intellectual property.

An important component of our strategy is to continue to build and, when necessary, defend our intellectual property position. We file patent applications to protect technology, innovations and improvements that we consider important to the development of our business and we will consider acquisitions of businesses or intellectual property rights that will complement our existing business.  We make investments in research and development and unique approaches to the application of new technologies.

Currently, we have 26 patent applications pending with the U.S. Patent and Trademark Office and 7 foreign patent applications pending. We have 28 issued patents in the U.S. and 11 foreign patents, all related to the system and method for cellular specimen grading performed by the ACIS® or related technologies.  The patents for which we have received a final issuance have remaining legal lives that vary from 12 to 19 years. In all our patent applications we have endeavored to file claims which cover the underlying concepts of the unique features of the ACIS®, its associated processes and methodologies as well as our specific implementation of those processes and methodologies.

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

Key indicators of our financial condition and operating performance

Our business is complex, and management is faced with several key challenges to reach profitability. We began providing in-house laboratory services in 2004 to give us an opportunity to capture a significant service-related revenue stream from the much broader and expanding cancer diagnostic testing marketplace. The business continues to experience double-digit growth, as a result of the excellent execution of our sales plan and solid market acceptance of our service offerings. Management must manage the growth of this business and provide infrastructure to support it, particularly related to facilities, quality assurance, billing, collections and business processes. We have experienced improved gross margins, but have yet to reach optimal financial metrics related to cash flow and operating margins as we support our growing business.

We also face the challenge of effectively managing the transition from selling ACIS® systems directly to selling them through our distributor, Dako, coupled with the development of a new version of ACIS® developed to Dako specifications. We experienced a slower than expected start-up of the implementation of our distribution arrangement as we transition to the new ACIS system (“ACIS III”).  The delayed ramp-up has resulted in our technology business experiencing a 50% decline in systems revenue from $4.7 million in the first six months of 2005 to $2.4 million in the six month period ended June 30, 2006, and a corresponding decline in gross profit from $3.4 million to $1.5 million. We believe that our technology revenue from system sales will increase once ACIS III is completed and ready for launch, which we expect to occur in the fourth quarter of 2006.

Selling, general and administrative (SG&A) expenses, including diagnostic services administration, in the six month period ended June 30, 2006 were 88% of total revenue, compared to 99% in the six month period ended June 30, 2005. We expect this improving trend will continue as our revenues increase, offsetting our initial investments in: 1) selling expenses related to the ramp-up of our sales force responsible for our diagnostics services; 2) diagnostic services administration, particularly the costs of pathology services; 3) implementing the Dako distribution arrangement; 4) key business development initiatives focused on targeted cancer therapies in various stages of clinical study using our proprietary imaging technology; and 5) the build-out of our new state-of-the art laboratory facility in Aliso Viejo, California.

Finally, we are dependent on the use of both debt and equity financing to fund our operating losses in the near term and to sustain our growth pattern in the future. Management believes that our existing cash resources together with access to our financing sources described below, will be sufficient to satisfy the cash needs of our existing operations into 2007.  Our financing sources include: the remaining $1.0 million available under our revolving line of credit with Comerica Bank, the $1.7 million of availability under our equipment lease line with GE Capital (which remains subject to GE Capital’s ongoing review of our financial condition at the time of each funding request and approval of each funding request) and the $3 million equity financing committed to us by Safeguard Scientifics, Inc. (“Safeguard”), our majority shareholder, to fund the Trestle acquisition.  Moreover, we are in the process of obtaining an asset-based financing of up to $5 million.  However, we may require additional debt or equity financing if we are unable to access one or more of these financing sources, if we enter into acquisition or other transactions requiring cash expenditures or if we encounter difficulties in executing our business plan.

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

Client (pathologist) billing. In some situations, we establish direct billing arrangements with our clients where we bill them for an agreed amount per test for the services provided and the client will then handle all billing directly with the private payers.  The amount that may be charged to our clients is determined in accordance with applicable state and federal laws and regulations.

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

Services Group Cost of Revenue and Gross Margin. Cost of revenue includes laboratory personnel, laboratory-related depreciation expense, laboratory supplies and other direct costs such as shipping.  Most of our cost of revenue structure is variable, except for staffing and related expenses which are semi-variable and depreciation which is mostly fixed.

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

Operating Expenses

Operating expenses include selling, general and administrative expenses, diagnostic services administration and research and development.  Expenses within this category primarily consist of the salaries, benefits and costs attributable to the support of our operations, such as: investments in information systems, expenses and office space costs for executive management, sales and marketing expenses, financial accounting, purchasing, administrative and human resources personnel, recruiting fees, legal, auditing and other professional services.

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

Diagnostic services administration includes the costs of senior medical staff, senior operations personnel, collection costs, consultants and legal resources to facilitate implementation and support the operations of the diagnostic services segment.  Collection costs are incurred from a third party billing and collection company that we have engaged to perform these services due to the high degree of technical complexity and knowledge required to effectively perform these operations.  These costs are incurred as a percentage of amounts collected.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingent assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods presented. Therefore, on an ongoing basis, we evaluate our estimates, including those provisions for bad debts and reserves.

Bad Debt

For estimated bad debts, we review individual accounts and groups of payers based on the age of the receivable, all circumstances surrounding the transaction that gave rise to the receivable and whether the customer or payer continues to have the financial resources to pay the receivable as of the balance sheet date and prior to the issuance of the financial statements for the related period.  This process is followed for both our instrument and laboratory accounts.  We have outsourced the direct billing and collection of laboratory related receivables and work closely with our outsourced billing partner to review the details of each laboratory account.

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

For other obligations requiring management’s use of estimates, we review the basis for assumptions about future events and conditions, which are inherently subjective and uncertain.  In determining whether a contingent liability should be accrued, Management applies standards under Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” under which we accrue a contingent liability if the exposure is considered probable and reasonably estimable.

Revenue Recognition

Revenue for our diagnostic services is recognized at the time of completion of services at amounts equal to the contractual rates allowed from third parties, including Medicare, insurance companies, and to a small degree, private patients.  These expected amounts are based both on Medicare allowable rates and our collection experience with other third party payers.  Because of the requirements and nuances of billing for laboratory services, we generally invoice amounts from a standard or customer-specific agreed upon fee schedule. Differences in payments expected from third party payers and our standard fee schedule are recorded as contractual discounts.  Only the expected payment from these parties, net of these contractual discounts, is recorded as revenue.

Revenue for “fee-per-use” agreements is obtained through the billing information via modem, which accesses the ACIS® database. Revenue is recognized based on the greater of actual usage fees or the minimum monthly rental fee.  Under this pricing model, we own or retain a substantial risk of ownership of most of the ACIS® instruments that are engaged in service and accordingly, all related depreciation and maintenance and service costs are expensed as incurred. For those instruments that are sold, we recognize and defer revenue using the residual method pursuant to the requirements of Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by SOP No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Arrangements.” At the outset of the arrangement with the customer, we defer revenue for the fair value of its undelivered elements (e.g., maintenance) and recognize revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (e.g., software license and related instrument) when the basic criteria in SOP 97-2 have been met. Maintenance revenue is recognized ratably over the term of the maintenance contract, which typically is a period of twelve months.  We do not recognize revenue on sales of assets subject to an operating lease where we retain a substantial risk of ownership.

Revenue on system sales is recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 101, as amended by SAB No. 104, when all criteria for revenue recognition have been met.  Such criteria include, but are not limited to: existence of persuasive evidence of an arrangement; fixed and determinable product pricing; satisfaction of the terms of the arrangement including passing title and risk of loss to our customer upon shipment; and reasonable assurance of collection from our customer in accordance with the terms of the arrangement.  For system sales delivered under the Dako distribution and development agreement, we recognize revenue when those ACIS® instruments have been delivered and accepted by an end-user customer.

Systems sold under a leasing arrangement are accounted for as sales-type leases pursuant to SFAS No. 13, “Accounting for Leases,” if applicable.  We recognize the net effect of these transactions as a sale because of the bargain purchase option granted to the lessee.

Revenues from research and development agreements are recognized over the contract performance period, starting with the contract’s commencement.  The upfront payment is deferred and recognized on a straight-line basis over the estimated performance period.  Milestone payments are recognized as revenue when they are earned and collectible, but not prior to the removal of any contingencies for each individual milestone.

Three Months Ended June 30, 2006 Compared with Three Months Ended June 30, 2005

The following table presents our results of operations as percentages:

	Percentage of Revenues
	Three Months Ended June 30,
	2006	2005
Revenue:
Services group	85%	51%
Technology group	15	49
Total revenue	100	100

Cost of revenue:
Services group (as % of Services group revenue)	54	77
Technology group (as % of Technology group revenue)	40	25
Cost of revenue	52	52
Gross profit	48	48
Operating expenses:
Selling, general and administrative	59	59
Diagnostic service administration	27	29
Research and development	16	15
Total operating expenses	102	103
Loss from operations	(54)	(55)

Other expense	2	1
Provision for income taxes	0	0
Net loss	(56)	(56)

Revenue

Total revenue for the second quarter 2006 was $7.5 million compared to $5.2 million for the second quarter 2005, an increase of 44% or $2.3 million.

Services Group.  Revenue from our services group increased 139% or $3.7 million from $2.7 million in the second quarter of 2005 to $6.4 million in the second quarter ended June 30, 2006. This increase resulted from the execution of our marketing and sales strategy to increase our sales to additional new customers and to enter into new managed care contracts.  This was driven by increasing the number of available tests being performed that include immunohistochemistry, flow cytometry, and florescent in-situ hybridization (“FISH”). We anticipate that diagnostic services revenues will increase throughout 2006 as our suite of advanced cancer diagnostic tests becomes more comprehensive combined with the additional penetration of our sales force, additional managed care penetration and increased revenue from existing customers.

Technology Group.  Revenue from our technology group in the second quarter 2006, including fee-per-use, system-sales and development revenue, was $1.1 million, compared to $2.5 million in the second quarter 2005, a decrease of approximately $1.4 million or 56%.  The change is primarily the result of a decrease in instrument systems revenue from $1.5 million for the second quarter 2005 to $0.3 million for the quarter ended June 30, 2006, and a decline in per click revenue of $0.5 million, from $1.0 million to $0.5 million in the comparable three month period. We sold three ACIS® systems and two remote viewing stations in the current quarter as compared to 14 ACIS® systems in the second quarter of 2005. This decline was partially offset by an increase in development revenue in the second quarter 2006 of $0.3 million compared to no development revenue in the same period of 2005. We expect technology services revenue to increase for the balance of 2006 as a result of the sale of systems through the Dako distribution agreement (particularly from the planned launch of ACIS III in the fourth quarter of 2006) and development fees earned for the on-going development of a new generation of the ACIS® system.

Cost of Revenue and Gross Margin

For the second quarter 2006 and  2005, our gross margin was 48%.

Services Group.  Cost of revenue for the quarter ended June 30, 2006 was $3.4 million compared to $2.0 million for the second quarter of 2005.  These costs included laboratory personnel, laboratory-related depreciation expense, laboratory supplies and other direct costs such as shipping.  Gross margin for our services group for the second quarter 2006 was 46%, compared to 23% for the second quarter 2005.  The improvement in gross margin in the second quarter of 2006 was attributable to achieving economies of scale in our diagnostics laboratory operations.  We anticipate similar gross margin results throughout 2006.

Technology Group.  Cost of revenue was $0.5 million for the second quarter 2006 compared to $0.6 million for the second quarter 2005.  The cost of revenue primarily consisted of the costs of manufacturing the ACIS®, including the cost for direct material, labor, manufacturing overhead and direct customer support. For fee-per-use revenue, the cost of the ACIS® is depreciated over three-years and for a system sale or sales-type lease the entire cost of the ACIS® system is recognized at the time of sale. Gross margins for our technology group were 60% for the second quarter ended June 30, 2006 compared to 75% for the second quarter ended June 30, 2005.  This decrease in gross margin was a result of lower than expected sales volume combined with the anticipated lower per system sales price as we moved to a distributor sales arrangement.

Operating and Other Expenses

Selling, general and administrative expenses.  SG&A expenses for the second quarter 2006 increased approximately $1.3 million, or 42%, to $4.4 million compared to $3.1 million for the comparable period in 2005.  As a percent of revenues, these costs remained flat at 59% in the second quarter 2005 and in the second quarter 2006.  The increase in expenses in the current quarter was primarily due to increases in rent expense related to our new facility, increases in selling expenses to support the growing diagnostics services business, higher stock-based compensation expense due to the implementation of SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), and relocation related expenses. We anticipate sales expenses to support our growing diagnostics services business will continue to grow throughout the remainder of 2006, and expect general and administrative expenses to decline as a percentage of revenues as our infrastructure costs stabilize.

Diagnostic services administration. These costs totaled $2.0 million for the second quarter 2006 compared to $1.5 million in the second quarter of 2005, an increase of 30%. These costs include senior medical staff, senior operations personnel, collections, consultants and legal resources to facilitate implementation and support the operations of the diagnostic services segment. The increase was primarily due to higher collection costs due to the increase in services group revenues and cash collections for the period.  These costs are expected to continue to increase for the remaining two quarters of 2006, relative to the prior year, because of higher cash collections due to anticipated, continued increase in services group revenue.

Research and development expenses.  Research and development expenses for the three months ended June 30, 2006 increased by approximately $0.4 million or 54%, over the comparable period in 2005. This increase was primarily attributable to personnel and consultants supporting the development activity under our agreement with Dako.  While development expenses are higher, we earn development fees under the terms of our distribution and development agreement with Dako which are recognized in revenue.  These development activities, which are intended to produce features that could expand the volume of clinical tests supported by ACIS® and increase the utility of the ACIS® as a tool for researchers, are important to increasing clinical system test volume, expanding the number of clinical system placements and increasing research systems sales.  We expect development expenses to continue at similar levels until completion of ACIS III, which is expected to launch in the fourth quarter of 2006.

Other expense and income taxes.  These expenses for the three months ended June 30, 2006 totaled $0.2 million, compared to $35,000 for the comparable period in 2005, and consisted of approximately $0.2 million of interest expense, offset by approximately $17,000 of interest income.  Interest expense increased from approximately $50,000 in the second quarter 2005 to approximately $0.2 million in the second quarter 2006, and is due to the borrowings under our financing facilities and the debt-guarantee fee charged by Safeguard.

Six Months Ended June 30, 2006 Compared with Six Months Ended June 30, 2005

The following table presents our results of operations as percentages:

	Percentage of Revenues
	Six Months Ended June 30,
	2006	2005
Revenue:
Services group	83%	49%
Technology group	17	51
Total revenue	100	100

Cost of revenue:
Services group (as % of Services group revenue)	56	86
Technology group (as % of Technology group revenue)	35	27
Cost of revenue	53	56
Gross profit	47	44
Operating expenses:
Selling, general and administrative	59	66
Diagnostic service administration	29	32
Research and development	17	19
Total operating expenses	105	117
Loss from operations	(58)	(73)

Other expense	2	1
Provision for income taxes	0	0
Net loss	(60)	(74)

Revenue

Total revenue for the six month period ended June 30, 2006 was $14.2 million compared to $9.2 million for same period of 2005, an increase of 55% or $5.0 million.

Services Group.  Revenue from our services group increased 163% or $7.4 million from $4.5 million in the first six months of 2005 to $11.9 million in the six month period ended June 30, 2006.  This increase resulted from the execution of our marketing and sales strategy to increase our sales to additional new customers and to enter into new managed care contracts.  This was driven by increasing the number of available tests being performed that include immunohistochemistry, flow cytometry, and florescent in-situ hybridization (“FISH”). We anticipate that diagnostic services revenues will increase throughout 2006 as our suite of advanced cancer diagnostic tests becomes more comprehensive combined with the additional penetration of our sales force, additional managed care penetration and increased revenue from existing customers.

Technology Group.  Revenue from our technology group in the six month period ended June 30, 2006, including fee-per-use, system-sales and development revenue, was $2.4 million, compared to $4.7 million in the first six months of 2005, a decrease of approximately $2.3 million or 50%.  The change was primarily the result of a decrease in instrument systems revenue from $2.4 million in the six months ended June 30, 2005 to $0.7 million for the six months ended June 30, 2006 (a decrease of 70%) and a decline in per click revenue of $1.0 million from $2.3 million to $1.3 million in the comparable six month period (a decrease of 26%).  This decline was partially offset by an increase in development revenue in the second quarter 2006 of $0.4 million compared to no development revenue in the same period of 2005.  We expect technology group revenue will increase for the remainder of 2006 as a result of the sale of systems through the Dako distribution agreement (particularly from the planned launch of ACIS III in the fourth quarter of 2006) and development fees earned for the on-going development of a new generation of the ACIS® system.

Cost of Revenue and Gross Margin

For the six month period ended June 30, 2006, our gross margin was 47% compared to 44% for the second quarter 2005.

Services Group.  Cost of revenue for the six months ended June 30, 2006 was $6.7 million compared to $3.9 million for the comparable period of 2005, an increase of 73%. As a percentage of services revenue, however, our services group cost of revenue improved from 86% in the six month period ended June 30, 2005 to 56% in the six month period ended June 30, 2006. These costs included laboratory personnel, lab-related depreciation expense, laboratory supplies and other direct costs such as shipping. Gross margin for our services group for the first six months of 2006 was 44%, compared to 14% for the same period of 2005.  The increase in gross margin in the first six months of 2006 was attributable to achieving economies of scale in our diagnostics laboratory operations. We anticipate similar gross margin results throughout 2006.

Technology Group.  Cost of revenue was $0.8 million for the six months ended June 30, 2006 compared to $1.3 million for the six months ended June 30, 2005.  The cost of revenue primarily consisted of the costs of manufacturing the ACIS®, including the cost for direct material, labor, manufacturing overhead, and direct customer support. For fee-per-use revenue, the cost of the ACIS® is depreciated over three-years and for a system sale or sales-type lease the entire cost of the ACIS® system is recognized at the time of sale. Gross margins for our technology group were 65% in the six months ended June 30, 2006 and 73% in the six month period ended June 30, 2005.  This decrease in gross margin was a result of lower than expected sales volume combined with the anticipated lower per system sales price as we moved to a distributor sales arrangement.

Operating and Other Expenses

Selling, general and administrative expenses.  SG&A expenses for the six months ended June 30, 2006 increased approximately $2.3 million, or 37%, to $8.4 million compared to $6.1 million for the comparable period in 2005.  As a percent of revenues, these costs decreased from 66% in the six month period of 2005 to 59% in the six month period ended June 30, 2006.  The increase in expenses in the first six months of 2006 was primarily due to increases in rent expense related to our new facility, increases in selling expenses to support the growing diagnostics services business, higher stock-based compensation expense due to the implementation of SFAS 123(R) and relocation and recruiting related expenses.  We anticipate sales expenses to support our growing diagnostics services business will continue to grow throughout the remainder of 2006, and expect general and administrative expenses to decline as a percentage of revenues as our infrastructure costs stabilize.

Diagnostic services administration. These costs totaled $4.2 million for the six month period ended June 30, 2006 compared to $3.0 million in the six month period ended June 30, 2005, which included the costs of senior medical staff, senior operations personnel, collection costs, consultants and legal resources to facilitate implementation and support the operations of the diagnostic services segment.  The increase was primarily due to higher collection costs due to an increase in services group revenue for the period, and the addition of medical and administrative staff to support this rapidly growing segment of our business. These costs are expected to continue to increase for the remaining two quarters of 2006, relative to the prior period, because of higher collection costs on an anticipated, continued increase in services group revenue.

Research and development expenses.  Expenses for the six months ended June 30, 2006 increased by approximately $0.6 million or 37%, over the comparable period in 2005 from $1.7 million to $2.4 million. This increase was primarily attributable to personnel and consultants supporting the development activity under our agreement with Dako.  While development expenses are higher, we earn development fees under the terms of our distribution and development agreement with Dako which are recognized in revenue.  These development activities, which are intended to produce features that could expand the volume of clinical tests supported by ACIS® and increase the utility of the ACIS® as a tool for researchers, are important to increasing clinical system test volume, expanding the number of clinical system placements and increasing research systems sales. We expect development expenses to continue at similar levels until completion of ACIS III, which is expected to launch in the fourth quarter of 2006.

Other expense and income taxes.  These expenses for the six months ended June 30, 2006 totaled $0.4 million, compared to $62,000 for the comparable period in 2005, and consisted of approximately $0.5 million of interest expense and $16,000 of income tax expense, offset by approximately $68,000 of interest income.  The increase in interest expense is due to the higher incremental borrowings under our financing facilities and the debt-guarantee fee charged by Safeguard.

Liquidity and Capital Resources

At June 30, 2006, we had approximately $2.1 million of cash and cash equivalents and $1.0 million available under our revolving line of credit.  Cash used in operating activities was $8.1 million for the six month period ended June 30, 2006 due primarily to our net loss of $8.6 million, the net increase in our accounts receivable of $2.4 million from the beginning of the period, partially offset by increases in other accruals. Cash used in investing activities of $5.1 million consisted of $4.9 million used to fund capital expenditures related primarily to purchases of new equipment for the diagnostic services laboratory and leasehold improvements at the new facility, partially offset by $1.5 million of net cash provided by capital lease financing, $4.5 million of cash provided by our line of credit and $2.1 million of net cash provided by financing from Med One Capital, Inc. (“Med One”), as described below.

In July 2005, we signed a ten-year lease for a new, single facility which began December 1, 2005 with two five-year renewal options.  We relocated our laboratory operations to the new facility in January 2006 and relocated our corporate headquarters and manufacturing operation to the new facility in the second quarter 2006.  The landlord of the new facility agreed to fund approximately $3.5 million of tenant improvements, subject to the terms of the lease agreement.  Our total projected spending for the build-out of the facility is approximately $8.4 million.  As of June 30, 2006, we have spent approximately $7.6 million on tenant improvements and equipment purchases to build out the facility.  We expect to spend approximately $0.8 million to complete the facility project. Of the $7.6 million spent through June 30, 2006, the landlord has funded approximately $2.6 million and we expect the landlord to fund the balance of approximately $0.9 million as we complete the remaining tenant improvements of the new facility. The lease for our former corporate headquarters and manufacturing facility expired in June 2006.

Our instrument systems business generates revenues from leases of the ACIS® system to certain customers (pursuant to which those customers pay us on a “fee-per-use” basis for each time the instrument is used to perform a test) and from sales of our ACIS® systems.  Revenues from system leases are recognized over the lease term and revenues from system sales are recognized upon customer acceptance of the system.  We do not anticipate leasing a significant number of new ACIS® systems on a going forward basis.  Instead, we expect that sales of our ACIS® system to new customers will comprise the substantial majority of new system placements.  These sales will include sales of systems pursuant to our distribution arrangement with Dako and direct sales by us in markets where our distribution arrangement with Dako is not exclusive. The rate of inventory purchases as it relates to ACIS® equipment purchases has been lower than prior periods due to the slower pace of system placements.  However, as a result of our new distribution arrangement with Dako, we expect sales of systems to increase during the remainder of 2006 and that the rate of related inventory purchases will also increase.  We also expect our research and development expenditures to continue at similar levels until completion of our ACIS® III system.  Future ACIS® system development expenses will be offset in part by revenue earned from Dako under the terms of our distribution and development arrangement.

We currently have an $8.5 million revolving credit agreement with Comerica, which expires on February 28, 2007.  The borrowings under the line of credit are being used for working capital purposes and a $3.0 million stand-by letter of credit that was provided to the landlord of our new leased facility and bears interest at the bank’s prime rate minus 0.5% percent. The agreement also includes an annual facility fee of $27,500 and has only one financial covenant related to tangible net worth, which is required to be not less than $0. Borrowings under the line of credit are guaranteed by Safeguard in exchange for an annual fee of 0.5% of the amount guaranteed and an amount equal to 4.5% per annum of the daily-weighted average principal balance outstanding under the line of credit.  The Company also issued a warrant to Safeguard to purchase 50,000 shares of common stock for an exercise price of $2.00 per share as additional consideration for Safeguard’s guarantee.  Exclusive of the $3.0 million stand-by letter of credit, $4.5 million was outstanding under the line of credit at June 30, 2006.

In August 2003, the Company entered into an agreement for an equipment financing line from General Electric Capital Corporation (“GE Capital”).  The equipment financing line provided for $3.0 million in immediate financing resources and an additional $2.0 million as the Company achieved certain system placement objectives. The loan principal amortized ratably over the 33 month term. In September 2003, the Company borrowed $3.0 million at an interest rate of 8.16%.  These borrowings under the equipment financing agreement were being used for working capital purposes and were secured by substantially all of the assets of the Company.  The agreement also provided for various restrictive covenants, maintenance of certain financial ratios and a collateral monitoring fee of $5,000 per year. On March 1, 2006, the balance outstanding on the equipment financing line was paid in its entirety.

In June 2004, the Company entered into a master lease agreement with GE Capital for capital equipment financings of diagnostic services (laboratory) related equipment.  The Company financed $2.6 million in 2004, $2.3 million in 2005 and $1.3 million through June 30, 2006 of capital equipment under this arrangement, which were recorded as capital lease obligations.  Each lease financing has a term of 36 months.  At June 30, 2006, the company had $1.7 million available for additional 2006 equipment financings under the master lease agreement.  The 2004 financings provide for an early purchase option by the Company after 30 months at 26.6% of the original cost of the equipment.  The 2005 and 2006 financings provide for an early purchase option by the Company after 24 months for a purchase price equal to 43.1% of the original cost of the equipment.  We believe that we have substantially all of the laboratory equipment that is required to support our current operating activities.  A substantial increase in diagnostic service activity in excess of our annual revenue plan may result in a requirement to make additional capital expenditures.  We expect to fund any purchases of additional laboratory equipment from our 2006 equipment financing lease line.

On March 1, 2006, we entered into a Master Purchase Agreement with Med One pursuant to which Med One  purchased ACIS® cost-per-test units that we previously leased to customers for a gross amount of $2.3 million.  Med One also has the option to purchase additional units worth up to $1.0 million which we expect to complete in 2006.  Under the agreement, 10 percent of the purchase price is held in escrow and may be recoverable by Med One to the extent that any units returned to Med One prior to the repayment of Med One’s net investment in the applicable equipment lease are not successfully remarketed.  The proceeds from this financing were recorded as debt.  Amounts invoiced to customers for tests performed or the minimum monthly rental fee related to the units sold to Med One are recorded as revenue. A portion of each fee is recorded as interest expense and the remainder reduces the amount recorded as debt.  We continue to record depreciation expense on the units sold to Med One which is recorded to cost of revenues.

On June 19, 2006 we signed a definitive agreement to acquire substantially all of the assets of Trestle Holdings, Inc., and Trestle Acquisition Corp. (a wholly-owned subsidiary of Trestle Holdings, Inc.) (collectively, “Trestle”). Under the terms of the agreement, we will purchase certain assets of Trestle, including high speed scanning technology, virtual systems, related intellectual property, a current product line, inventory, and manufacturing capabilities, and will assume certain liabilities of Trestle.  The purchase price for the assets is approximately $3.0 million in cash, less the amount of liabilities we assume at closing, and is subject to certain potential adjustments pursuant to the purchase agreement. In connection with the execution of the definitive agreement and to provide Trestle with additional working capital pending completion of the acquisition, we entered into a Second Loan and Security Agreement (the “Loan Agreement”) with Trestle pursuant to which we loaned $250,000 to Trestle and agreed to, from time to time prior to the closing of the acquisition and upon conditions contained in the Loan Agreement, loan up to an additional $250,000 to Trestle.  We had previously loaned Trestle $250,000 in connection with certain strategic discussions between us. These loans bear interest an the annual rate of 8% and are secured by a lien on certain collateral of Trestle, including accounts receivable, inventory, software and intellectual property.  If the acquisition is completed, these loans will be canceled and all unpaid principal and accrued interest will be offset against the purchase price payable by us to Trestle for the acquisition.  If the acquisition has not yet been completed, these loans will mature on the earliest of (i) September 30, 2006 or such date as may be extended under the definitive agreement, (ii) an “extraordinary corporate transaction” (which consists of certain significant transactions involving the assets or securities of Trestle), (iii) the date of acceleration of the loan following an event of default, or (iv) upon termination of the definitive agreement under certain circumstances.

On June 19, 2006, we also received a commitment letter from Safeguard to provide up to $3 million of financing to assist in the proposed Trestle acquisition. Under the terms of the commitment letter, Safeguard has agreed, upon our request, to purchase $3 million of common stock for a purchase price equal to a 15% discount from the 10-day trailing average closing share price of our common stock immediately prior to the closing of the Trestle transaction or $1.50 per share, whichever is lower. In the event we request that Safeguard purchase these shares, we would also issue to Safeguard warrants to purchase an additional 15% of the number of shares of common stock purchased by Safeguard (which warrants would have an exercise price representing a 15% premium to the 10-day trailing average closing share price of our common stock immediately prior to the closing of the Trestle transaction). Additionally, in connection with our acceptance of the commitment letter, we paid Safeguard a facility fee of $15,000 in cash plus a warrant to purchase 50,000 shares of common stock at a purchase price of $0.87, which is equal to the 10-day trailing average closing share price of our common stock immediately prior to June 19, 2006.

We believe that our existing cash resources together with access to our financing sources described above including the remaining $1.0 million available under our revolving line of credit with Comerica Bank, the $1.7 million of availability under our equipment lease line with GE Capital (which remains subject to GE Capital’s ongoing review of our financial condition at the time of each funding request and approval of each funding request) and the $3 million equity financing committed to us by Safeguard to fund the proposed Trestle acquisition will be sufficient to satisfy the cash needs of our continuing operations.   Moreover, we are in the process of obtaining an asset-based financing of up to $5 million.  However, if we are unable to access one or more of these financing sources, or if we encounter difficulties in executing our business plan, we may require additional financing.  Additionally, if we reach a decision to acquire or license complementary technology or acquire complementary businesses, we would require additional debt or equity financing, or would be required to monetize other assets.  There can be no assurance that we will be able to obtain additional debt or equity financing when needed or on terms that are favorable to us and our stockholders.  Furthermore, if additional funds are raised through an equity or convertible debt financing, our stockholders may experience significant dilution.

The following table summarizes our contractual obligations and commercial commitments at June 30, 2006, including our new operating facility lease and capital lease obligations.  These commitments exclude any remaining amounts necessary to complete the build-out of our new facility and a $3.0 million standby letter of credit provided to the landlord under the lease agreement for our new facility.

	Payment due by period
	(in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Revolving Line of Credit	$4,500	$4,500	$—	$—	$—
Long-Term Debt Obligations	1,826	601	1,225	—	—
Capital Lease Obligations	4,106	1,890	2,216	—	—
Operating Leases	13,649	1,112	3,978	3,012	5,547
Total	$24,081	$8,103	$7,419	$3,012	$5,547

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that provide financing, liquidity, market or credit risk support or involve leasing, hedging or research and development services for our business or other similar arrangements that may expose us to liability that is not expressly reflected in the financial statements, except for facilities operating leases.

As of June 30, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

New Accounting Standards

Several new accounting standards have been issued and adopted.  Except for SFAS 123(R), none of these standards had a material impact on our financial position, results of operations, or liquidity.  See Notes 2 and 9 of the Notes to Condensed Consolidated Financial Statements.

Risks Related to Our Business

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

We have entered into and intend to continue to enter into corporate collaborations for the development of new applications, clinical collaborations with respect to tests using the ACIS® and strategic alliances for the distribution of the ACIS® and our other products, including products we may develop in the future. In July 2005, we entered into a distribution and development agreemen with Dako, which is exclusive in research and clinical markets and non-exclusive with respect to biotechnology and pharmaceutical companies (and their academic research partners). We therefore depend upon the success of Dako to distribute our ACIS® products and perform their responsibilities under our collaborative arrangements.  The transition from selling ACIS® systems directly to selling them through Dako has been challenging.  We experienced a slower than expected start-up of the implementation of our distribution arrangement with Dako.  The delayed ramp-up of this selling arrangement has resulted in our technology business experiencing a 50% decline in systems revenue from $4.7 million in the first six months of 2005 to $2.4 million in the first six months of 2006, and a corresponding decline in gross profit from $3.4 million to $1.5 million.  We believe that the ramp-up of business from this relationship will improve in the 2006 fiscal year once ACIS III is launched.   If our arrangement with Dako is not successful, the marketability of our products and services may be limited and our technology could become underfunded and obsolete relative to new, emerging technologies of companies that have greater financial resources.  We cannot assure you that we will be able to enter into additional arrangements that may be necessary in order to develop and commercialize our products, or that we will realize any of the contemplated benefits from existing or new arrangements.

We have a history of operating losses, and our future profitability is uncertain.

We have incurred operating losses in every year since inception, and our accumulated deficit as of June 30, 2006 was $129 million. Those operating losses are principally associated with the research and development of our ACIS® technology, the start-up and early operations of our diagnostics laboratory business, the conducting of clinical trials, preparation of regulatory clearance filings, the development of Dako’s sales and marketing organization to commercialize the ACIS® and the capital investments we have made relating to our recently launched diagnostic services business. We may not be able to achieve profitable operations at any time in the future.

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

We recently entered into an agreement to acquire substantially all of the assets of Trestle and may acquire other businesses, products or technologies in order to remain competitive in our market and our business could be adversely affected as a result of any of these future acquisitions.

On June 19, 2006 we signed a definitive agreement to acquire substantially all of the assets of Trestle Holdings, Inc., and Trestle Acquisition Corp. (a wholly-owned subsidiary of Trestle Holdings, Inc.) (collectively, “Trestle”). There are numerous conditions precedent to the parties’ obligations to consummate the transaction (including the condition that the transaction must be approved by Trestle’s stockholders) and the acquisition may not be consummated if such conditions are not satisfied or waived or for other reasons. The Company has capitalized certain acquisition-related costs associated with this transaction which would be applied to the purchase price upon closing or expensed if the acquisition is not consummated.  We have received a commitment from Safeguard to purchase shares of our common stock to enable us to fund the acquisition and, if we elect to fund the acquisition in this manner our stockholders may experience significant dilution (the extent of which will depend on the trading price of our common stock during the period prior to the closing of the acquisition).  In addition, if the acquisition is consummated, the integration of the Trestle business with our existing business could cause significant diversions of management time and resources.  Our business, financial condition and results of operations could be materially adversely affected if we are unable successfully integrate the acquired assets with our business.

We may make other acquisitions of complementary businesses, products or technologies. If we identify any additional appropriate acquisition candidates, we may not be successful in negotiating acceptable terms of the acquisition, financing the acquisition, or integrating the acquired business, products or technologies into our existing business and operations. Further, completing additional acquisitions and integrating acquired businesses will further significantly divert management time and resources. The diversion of management attention and any difficulties encountered in the transition and integration process could harm our business. If we consummate any significant acquisitions using stock or other securities as consideration, our shareholders’ equity could be significantly diluted. If we make any significant acquisitions using cash consideration, we may be required to use a substantial portion of our available cash. Acquisition financing may not be available on favorable terms, if at all. In addition, we may be required to amortize significant amounts of other intangible assets in connection with future acquisitions, which would harm our operating results, cash flows and financial condition.

We just completed relocation of our business and are making significant expenditures in connection therewith.

We recently relocated our diagnostic services laboratory, corporate headquarters and manufacturing facilities to a new facility in Aliso Viejo, California. Unexpected consequences of the recent relocation to the Aliso Viejo facility could create risk of business interruption and could require substantial capital investment.

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

We believe that our existing cash resources together with access to our financing sources described above including the remaining $1.0 million available under our revolving line of credit with Comerica Bank, the $1.7 million of availability under our equipment lease line with GE Capital (which remains subject to GE Capital’s ongoing review of our financial condition at the time of each funding request approval of each funding request) and the $3 million loan committed to us by Safeguard to fund the proposed Trestle acquisition will be sufficient to satisfy the cash needs of our continuing operations.  Moreover, we are in the process of obtaining an asset-based financing of up to $5 million.  However, if we are unable to access one or more of these financing sources, or if we encounter difficulties in executing our business plan, we may require additional financing.  Additionally, if we reach a decision to acquire or license complementary technology or acquire complementary businesses, we would require additional debt or equity financing, or would be required to monetize other assets.  There can be no assurance that we will be able to obtain additional debt or equity financing when needed or on terms that are favorable to us and our stockholders.  Furthermore, if additional funds are raised through an equity or convertible debt financing, our stockholders may experience significant dilution

Our present and future funding requirements will also depend on certain other external factors, including, among other things:

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

•      incur or permit to existing liens;

•      enter into transactions with affiliates;

•      change business, legal name or state of incorporation;

•      guarantee the debt of other entities, including joint ventures;

•      merge or consolidate or otherwise combine with another company; and

•      transfer or sell our assets.

In addition, we expect that any accounts receivable financing that we enter into will contain similar and/or additional covenants. These covenants could adversely affect our ability to finance our future operations or capital needs and pursue available business opportunities, including acquisitions. A breach of any of these covenants could result in a default in respect of the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness. We believe that we are currently in compliance with the covenants in our financing agreements.

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

Our success will depend upon the expansion of our operations and the effective management of our growth. We expect to experience growth in the scope of our operations and services and the number of our employees. If we grow significantly, such growth will place a significant strain on management and on administrative, operational and financial resources. To manage any growth, we may need to expand our facilities, augment our operational, financial and management systems, internal controls and infrastructure and hire and train additional qualified personnel. Our future success is heavily dependent upon growth and acceptance of our future products and services. If we are unable to scale our business appropriately or otherwise adapt to anticipated growth and new product introduction, our business, operating results, cash flows and financial condition may be harmed.

The medical imaging technology market is characterized by rapid technological change, frequent new product introductions and evolving industry standards, and we may encounter difficulties keeping pace with changes in this market.

The introduction of diagnostic tests embodying new technologies and the emergence of new industry standards can render existing tests obsolete and unmarketable in short periods of time. We expect competitors to introduce new products and services and enhancements to existing products and services. The life cycle of tests using the ACIS®, and of the ACIS® itself, are difficult to estimate. Our future success will depend upon our ability to enhance our current tests, to develop new tests, and to enhance and continue to develop the hardware and software included in the ACIS®, in a manner that keeps pace with emerging industry standards and achieves market acceptance. Our inability to accomplish any of these endeavors will have a material adverse effect on our business, operating results, cash flows and financial condition.

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

We rely currently and intend to continue to rely significantly in the future on third-party manufacturers to produce all of the components used in our ACIS® device, for future instrument systems that we may develop and for laboratory reagents and supplies. We are dependent on these third-party manufacturers to perform their obligations in a timely and effective manner and in compliance with FDA and other regulatory requirements.

To date, we have generally not experienced difficulties in obtaining components, reagents and supplies from our manufacturers and, in cases where a particular manufacturer was unable to provide us with a necessary component, we have been able to locate suitable secondary sources. However, if the suppliers we rely on in the manufacturing of our products were unable to supply us with necessary components, reagents and supplies, and we were unable to locate acceptable secondary sources, we might be unable to satisfy product demand, which would negatively impact our business. In addition, if any of these components are no longer available in the marketplace, we will be forced to further develop our technologies to incorporate alternate components. If we incorporate new components or raw materials into our products we might need to seek and obtain additional approvals or clearances from the FDA or foreign regulatory agencies, which could delay the commercialization of these products.

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

We currently assemble, test and release our ACIS® device and provide diagnostic services at our new laboratory facility in Aliso Viejo, California. We do not have alternative production plans in place or alternative facilities available at this time. If there are unforeseen shutdowns to our facility, we will be unable to satisfy customer orders on a timely basis.

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

•      James V. Agnello, our Senior Vice President and Chief Financial Officer;

•      Heather Creran, our Executive Vice President and Chief Operating Officer—Diagnostic Services;

•      Ken Bloom, M.D., our Chief Medical Director;

•      Karen Garza, our Senior Vice President, Strategic Planning & Business Development

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

The reimbursement rate for ACIS®-based services has changed over the past several years and further changes may result in an adverse effect on our revenues and results of operations.

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

We are not able to fully assess or predict the full impact of future changes in reimbursement levels on our business at this time, nor whether Medicare or other payers will review the medical necessity and appropriateness of amounts that have been paid in prior years, although it is likely that reductions in reimbursement levels will impact our pricing, profitability and the demand for testing.

Our net revenue will be diminished if payers do not adequately cover or reimburse our services.

There has been and will continue to be significant efforts by both federal and state agencies to reduce costs in government healthcare programs and otherwise implement government control of healthcare costs. In addition, increasing emphasis on managed care in the U.S. may continue to put pressure on the pricing of healthcare services. Uncertainty exists as to the coverage and reimbursement status of new applications or services. Third party payers, including governmental payers such as Medicare and private payers, are scrutinizing new medical products and services and may not cover or may limit coverage and change the level of reimbursement for our services. Third party insurance coverage may not be available to patients for any of our existing assays or assays we discover and develop. However, a substantial portion of the testing for which we bill our hospital and laboratory clients is ultimately paid by third party payers. Any pricing pressure exerted by these third party payers on our customers may, in turn, be exerted by our customers on us. If government and other third party payers do not provide adequate coverage and reimbursement for our assays, our operating results, cash flows or financial condition may decline.

Managed care organizations are using discounted or capitated payment contracts in an attempt to shift payment risks which may negatively impact our operating margins.

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

•                  shared responsibilities between payers and patients as to which party is responsible for  discrete portions of payment; and

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

The manufacture and sale of the ACIS® and similar products entails an inherent risk of product liability arising from an inaccurate, or allegedly inaccurate, test or diagnosis. We currently maintain numerous insurance policies, including a $2 million general liability policy, a $5 million technology-based errors and omissions policy and a $10 million umbrella liability policy (which excludes technology based errors and omissions). These policies have deductible ranges from $5,000 to $25,000 and contain customary exclusions (including certain exclusions for medical malpractice and asbestos). Although we have not experienced any material losses to date, we cannot assure you that we will be able to maintain or acquire adequate product liability insurance in the future. Any product liability claim against us could have a material adverse effect on our reputation and operating results, cash flows and financial condition.

Clinicians or patients using our products or services may sue us and our insurance may not sufficiently cover all claims brought against us, which will increase our expenses.

The development, marketing, sale and performance of healthcare services expose us to the risk of litigation, including professional negligence. Damages assessed in connection with, and the costs of defending, any legal action could be substantial. We currently maintain numerous insurance policies, including a $3 million professional liability insurance policy ($2 million per incident). This policy has a deductible of $10,000 and contains customary exclusions (including exclusions relating to asbestos and biological contaminants). However, we may be faced with litigation claims which exceed our insurance coverage or are not covered under any of our insurance policies. In addition, litigation could have a material adverse effect on our business if it impacts our existing and potential customer relationships, creates adverse public relations, diverts management resources from the operation of the business or hampers our ability to perform assays or otherwise conduct our business.

If we use biological and hazardous materials in a manner that causes injury, we could be liable for damages.

Our research and development and clinical pathology activities sometimes involve the controlled use of potentially harmful biological materials, hazardous materials, chemicals and various radioactive compounds. We cannot completely eliminate the risk of accidental contamination or injury to third parties from the use, storage, handling or disposal of these materials. We currently maintain numerous insurance policies, including a $2 million general liability policy and a $10 million umbrella liability policy (which excludes technology-based errors and omissions). These policies have deductible ranges from $5,000 to $25,000 and contain customary exclusions (including certain exclusions relating to asbestos and medical malpractice). However, in the event of contamination or injury, we could be held liable for any resulting damages, and any liability could exceed our resources or any applicable insurance coverage we may have. Additionally, we are subject on an ongoing basis to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. The cost of compliance with these laws and regulations is significant and could negatively affect our operations, cash flows and financial condition if these costs increase substantially.

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

We recently entered into an agreement to acquire substantially all of the assets of Trestle and may acquire other businesses, products or technologies in order to remain competitive in our market and our business could be adversely affected as a result of any of these future acquisitions.

On June 19, 2006 we signed a definitive agreement to acquire substantially all of the assets of Trestle Holdings, Inc., and Trestle Acquisition Corp. (a wholly-owned subsidiary of Trestle Holdings, Inc.) (collectively, “Trestle”). There are numerous conditions precedent to the parties’ obligations to consummate the transaction (including the condition that the transaction must be approved by Trestle’s stockholders) and the acquisition may not be consummated if such conditions are not satisfied or waived or for other reasons. The Company has capitalized certain acquisition-related costs associated with this transaction which would be applied to the purchase price upon closing or expensed if the acquisition is not consummated. We have received a commitment from Safeguard to purchase shares of our common stock to enable us to fund the acquisition and, if we elect to fund the acquisition in this manner our stockholders may experience significant dilution (the extent of which will depend on the trading price of our common stock during the period prior to the closing of the acquisition).  In addition, if the acquisition is consummated, the integration of the Trestle business with our existing business could cause significant diversions of management time and resources.  Our business, financial condition and results of operations could be materially adversely affected if we are unable successfully integrate the acquired assets with our business.

We may make other acquisitions of complementary businesses, products or technologies. If we identify any additional appropriate acquisition candidates, we may not be successful in negotiating acceptable terms of the acquisition, financing the acquisition, or integrating the acquired business, products or technologies into our existing business and operations. Further, completing additional acquisitions and integrating acquired businesses will further significantly divert management time and resources. The diversion of management attention and any difficulties encountered in the transition and integration process could harm our business. If we consummate any significant acquisitions using stock or other securities as consideration, our shareholders’ equity could be significantly diluted. If we make any significant acquisitions using cash consideration, we may be required to use a substantial portion of our available cash. Acquisition financing may not be available on favorable terms, if at all. In addition, we may be required to amortize significant amounts of other intangible assets in connection with future acquisitions, which would harm our operating results, cash flows and financial condition.

We have received a notice of delisting from the Nasdaq Capital Market for failure to comply with Nasdaq’s minimum bid price requirement and our shares may be delisted if we are unable to regain compliance with Nasdaq rules within the applicable grace periods.

On July 10, 2006 we received a notice from the Nasdaq Listing Qualification Staff (“Staff”) that our common stock is subject to delisting from the Nasdaq Capital Market as a result of failure to comply with the $1.00 per share bid price requirement for 30 consecutive days as required by Nasdaq Marketplace Rule 4310(c)(4) (the “Rule”). In accordance with Nasdaq Marketplace Rule 4310(c)(8)(D), we will be provided 180 calendar days, or until January 8, 2007, to regain compliance. If at anytime before January 8, 2007, the bid price of our common stock closes at $1.00 per share for 10 consecutive days, the Nasdaq staff will provide written notification that we comply with the Rule.   If compliance with this Rule cannot be demonstrated by January 8, 2007, the Nasdaq staff will determine whether we meet The Nasdaq Capital Market initial listing criteria as set forth in Marketplace Rule 4310(c), except for the minimum bid price requirement. If it meets the other initial listing criteria, the Nasdaq staff will notify us that we have been granted another 180 calendar day compliance period. If we do not regain compliance with the Rule and are not eligible for an additional compliance period, the Staff will provide written notification that we will be delisted and, at that time, we may appeal the determination to delist to a Listing Qualifications Panel.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Historically, we have invested excess cash in short-term debt securities that are intended to be held to maturity.  These short-term investments typically have various maturity dates which do not exceed one year.  We had no short-term investments as of June 30, 2006.

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

Our services group business is an increasingly significant component of our operations.  As a result, in the ordinary course, we have reviewed and continue to review our system of internal control over financial reporting for the laboratory operations, and we have implemented changes based on our ongoing review that are designed to improve and increase the efficiency of our internal controls while maintaining an effective control environment.  For example, during the second quarter of 2006, we continued evaluating the automation of various processes relating to our laboratory services to replace certain processes that are currently conducted manually.  Except for the foregoing, there has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

There are no pending legal matters.

Item 1A.  Risk Factors

Except as set forth below, there have been no material changes in our risk factors from the information set forth in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

We believe that our existing cash resources together with access to our financing sources described above including the remaining $1.0 million available under our revolving line of credit with Comerica Bank, the $1.7 million of availability under our equipment lease line with GE Capital (which remains subject to GE Capital’s ongoing review of our financial condition at the time of each funding request approval of each funding request) and the $3 million equity financing committed to us by Safeguard to fund the proposed Trestle acquisition will be sufficient to satisfy the cash needs of our continuing operations.  Moreover, we are in the process of obtaining an asset-based financing of up to $5 million.  However, if we are unable to access one or more of these financing sources, or if we encounter difficulties in executing our business plan, we may require additional financing.  Additionally, if we reach a decision to acquire or license complementary technology or acquire complementary businesses, we would require additional debt or equity financing, or would be required to monetize other assets.  There can be no assurance that we will be able to obtain additional debt or equity financing when needed or on terms that are favorable to us and our stockholders.  Furthermore, if additional funds are raised through an equity or convertible debt financing, our stockholders may experience significant dilution

Our present and future funding requirements will also depend on certain other external factors, including, among other things:

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

We have entered into and intend to continue to enter into corporate collaborations for the development of new applications, clinical collaborations with respect to tests using the ACIS® and strategic alliances for the distribution of the ACIS® and our other products, including products we may develop in the future. In July 2005, we entered into a distribution and development agreement with Dako, which is exclusive in research and clinical markets and non-exclusive with respect to biotechnology and pharmaceutical companies (and their academic research partners). We therefore depend upon the success of Dako to distribute our ACIS® products and perform their responsibilities under our collaborative arrangements.  The transition from selling ACIS® systems directly to selling them through Dako has been challenging.  We experienced a slower than expected start-up of the implementation of our distribution arrangement with Dako.  The delayed ramp-up of this selling arrangement has resulted in our technology business experiencing a 50% decline in systems revenue from $4.7 million in the first six months of 2005 to $2.4 million in the first six months of 2006, and a corresponding decline in gross profit from $3.4 million to $1.5 million.  We believe that the ramp-up of business from this relationship will improve in the 2006 fiscal year once ACIS III is launched.   If our arrangement with Dako is not successful, the marketability of our products and services may be limited and our technology could become underfunded and obsolete relative to new, emerging technologies of companies that have greater financial resources.  We cannot assure you that we will be able to enter into additional arrangements that may be necessary in order to develop and commercialize our products, or that we will realize any of the contemplated benefits from existing or new arrangements.

We recently entered into an agreement to acquire substantially all of the assets of Trestle and may acquire other businesses, products or technologies in order to remain competitive in our market and our business could be adversely affected as a result of any of these future acquisitions.

On June 19, 2006 we signed a definitive agreement to acquire substantially all of the assets of Trestle Holdings, Inc., and Trestle Acquisition Corp. (a wholly-owned subsidiary of Trestle Holdings, Inc.) (collectively, “Trestle”).  There are numerous conditions precedent to the parties’ obligations to consummate the transaction (including the condition that the transaction must be approved by Trestle’s stockholders) and the acquisition may not be consummated if such conditions are not satisfied or waived or for other reasons. The Company has capitalized certain acquisition-related costs associated with this transaction which would be applied to the purchase price upon closing or expensed if the acquisition is not consummated. We have received a commitment from Safeguard to purchase shares of our common stock to enable us to fund the acquisition and, if we elect to fund the acquisition in this manner our stockholders may experience significant dilution (the extent of which will depend on the trading price of our common stock during the period prior to the closing of the acquisition).  In addition, if the acquisition is consummated, the integration of the Trestle business with our existing business could cause significant diversions of management time and resources.  Our business, financial condition and results of operations could be materially adversely affected if we are unable successfully integrate the acquired assets with our business.

We may make other acquisitions of complementary businesses, products or technologies. If we identify any additional appropriate acquisition candidates, we may not be successful in negotiating acceptable terms of the acquisition, financing the acquisition, or integrating the acquired business, products or technologies into our existing business and operations. Further, completing additional acquisitions and integrating acquired businesses will further significantly divert management time and resources. The diversion of management attention and any difficulties encountered in the transition and integration process could harm our business. If we consummate any significant acquisitions using stock or other securities as consideration, our shareholders’ equity could be significantly diluted. If we make any significant acquisitions using cash consideration, we may be required to use a substantial portion of our available cash. Acquisition financing may not be available on favorable terms, if at all. In addition, we may be required to amortize significant amounts of other intangible assets in connection with future acquisitions, which would harm our operating results, cash flows and financial condition.

We have received a notice of delisting from the Nasdaq Capital Market for failure to comply with Nasdaq’s minimum bid price requirement and our shares may be delisted if we are unable to regain compliance with Nasdaq rules within the applicable grace periods.

On July 10, 2006 we received a notice from the Nasdaq Listing Qualification Staff (“Staff”) that our common stock is subject to delisting from the Nasdaq Capital Market as a result of failure to comply with the $1.00 per share bid price requirement for 30 consecutive days as required by Nasdaq Marketplace Rule 4310(c)(4) (the “Rule”). In accordance with Nasdaq Marketplace Rule 4310(c)(8)(D), we will be provided 180 calendar days, or until January 8, 2007, to regain compliance. If at anytime before January 8, 2007, the bid price of our common stock closes at $1.00 per share for 10 consecutive days, the Nasdaq staff will provide written notification that we comply with the Rule.   If compliance with this Rule cannot be demonstrated by January 8, 2007, the Nasdaq staff will determine whether we meet The Nasdaq Capital Market initial listing criteria as set forth in Marketplace Rule 4310(c), except for the minimum bid price requirement. If it meets the other initial listing criteria, the Nasdaq staff will notify us that we have been granted another 180 calendar day compliance period. If we do not regain compliance with the Rule and are not eligible for an additional compliance period, the Staff will provide written notification that we will be delisted and, at that time, we may appeal the determination to delist to a Listing Qualifications Panel.

Item 4.  Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on June 7, 2006.  At the meeting, the stockholders voted in favor of electing as directors the 8 nominees named in the Proxy Statement dated May 4, 2006.

The number of votes were as follows:

NAME	FOR	WITHHELD
Ronald A. Andrews	61,234,228	632,946

Peter J. Boni	61,243,644	623,530

James A. Datin	61,156,611	710,563

Steven J. Feder	61,238,615	628,559

G. Steve Hamm	61,615,664	251,510

Irwin Scher, M.D.	61,637,993	229,181

Frank P. Slattery, Jr	61,631,973	235,201

Jon R. Wampler	61,637,573	229,601

Item 6. Exhibits

Exhibit Number	Description

10.1	Employment Agreement dated May 31, 2006 between the Company and James V. Agnello (a)
10.2	Asset Purchase Agreement, dated June 19, 2006 by and among Clarient, Inc., CLRT Acquisition, LLC, Trestle Holdings Inc. and Trestle Acquisition Corp. (b)
10.3	Second Loan Agreement, dated June 19, 2006 by and among Clarient, Inc., Trestle Holdings Inc. and Trestle Acquisition Corp. (b)
10.4	Commitment Letter from Safeguard Scientifics, Inc. dated as of June 19, 2006 (b)
31.1	Certifications pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a) for Ronald A. Andrews. (*)
31.2	Certifications pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a) for James V. Agnello. (*)
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Ronald A. Andrews. (*)
32.2	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for James V. Agnello. (*)

(*)	Filed herewith.
(a)	Filed on June 1, 2006 as an exhibit to the Company’s Current Report on Form 8-K and incorporated by reference.
(b)	Filed on June 20, 2006 as an exhibit to the Company’s Current Report on Form 8-K and incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLARIENT, INC.

DATE: AUGUST 3, 2006	BY:	/s/ Ronald A. Andrews
Ronald A. Andrews
President and Chief Executive Officer

DATE: AUGUST 3, 2006	BY:	/s/ James V. Agnello
James V. Agnello
Senior Vice President and Chief Financial Officer