Form 10-Q
period 2006-09-30
CLARIENT, INC
filed 2006-11-03
CIK 1038223

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2006

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

Yes  ☐   No  ☒

As of November 1, 2006, 71,135,842 shares of the Registrant’s common stock were outstanding.

CLARIENT, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1.

CLARIENT, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2006	2005
	(Unaudited)
Current assets:
Cash and cash equivalents	$2,345	$9,333
Restricted cash	275	—
Accounts receivable, net of allowance for doubtful accounts of $558 and $740, respectively (services group)	8,101	3,928
Accounts receivable, net of allowance for doubtful accounts of $152 and $207, respectively (technology group)	416	858
Net investment in sales type leases	78	81
Inventories, net of reserve for obsolescence of $431 and $333, respectively	1,630	1,088
Prepaid expenses and other current assets	479	754
Total current assets	13,324	16,042
Property and equipment, net of accumulated depreciation of $14,104 and $16,047, respectively	11,077	8,007
Intangible assets, net of accumulated amortization of $674 and $572, respectively	3,460	742
Net investment in sales type leases	117	188
Goodwill	516	—
Other	384	270
Total assets	$28,878	$25,249

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving lines of credit	$6,500	$—
Accounts payable	4,111	3,122
Accrued payroll	1,844	1,109
Accrued expenses	1,418	1,341
Deferred revenue	1,197	1,233
Current maturities of long-term debt, including capital lease obligations	2,891	2,153
Total current liabilities	17,961	8,958

Long-term debt, including capital lease obligations	3,371	2,073
Deferred rent	3,625	1,756
Commitments and contingencies
Stockholders’ equity:
Common stock $0.01 par value, authorized 100,000,000 shares, issued and outstanding 71,135,842 and 66,912,762, respectively	711	669
Additional paid-in capital	136,042	132,388
Accumulated deficit	(132,828)	(120,285)
Deferred compensation	—	(268)
Accumulated other comprehensive loss	(4)	(42)
Total stockholders’ equity	3,921	12,462
Total liabilities and stockholders’ equity	$28,878	$25,249

See accompanying notes to condensed consolidated financial statements.

CLARIENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Services group	$7,936	$3,030	$19,818	$7,556
Technology group	1,186	1,876	3,549	6,566
Total revenue	9,122	4,906	23,367	14,122
Cost of revenue:
Services group	4,398	2,334	11,096	6,207
Technology group	563	559	1,382	1,847
Total cost of revenue	4,961	2,893	12,478	8,054
Gross profit	4,161	2,013	10,889	6,068
Operating expenses:
Selling, general and administrative	4,420	3,713	12,811	9,824
Diagnostic services administration	2,270	1,554	6,446	4,525
Research and development	1,087	952	3,445	2,668
Total operating expenses	7,777	6,219	22,702	17,017
Loss from operations	(3,616)	(4,206)	(11,813)	(10,949)
Other expense	331	91	711	153
Loss before income taxes	(3,947)	(4,297)	(12,524)	(11,102)
Income taxes	3	—	19	—
Net loss	$(3,950)	$(4,297)	$(12,543)	$(11,102)

Basic and diluted net loss per common share	$(0.06)	$(0.08)	$(0.19)	$(0.21)

Weighted average number of common shares outstanding	67,339,694	51,854,049	67,007,971	51,748,212

See accompanying notes to condensed consolidated financial statements.

CLARIENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(in thousands, except share and per share amounts)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005

Cash flows from operating activities:
Net loss	$(12,543)	$(11,102)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,525	2,190
Non-cash compensation charges	984	424
Provision for bad debts	305	542
Gain on sale of assets	(401)	(1,099)
Reserve for excess and obsolete inventory	98	44

Changes in operating assets and liabilities, excluding acquisitions:
Accounts receivable, net (services group)	(4,423)	(2,254)
Accounts receivable, net (technology group)	397	128
Net investment in sales type leases	74	(289)
Inventories	(540)	(220)
Prepaid expenses and other assets	161	(349)
Accounts payable	989	413
Accrued payroll	761	561
Accrued expenses	77	204
Deferred rent	1,869	1,148
Deferred revenue	(180)	1,333
Other	29	—
Net cash used in operating activities	(9,818)	(8,326)

Cash flows from investing activities:
Additions to intangible assets	(107)	(96)
Purchase of property and equipment	(5,423)	(2,303)
Proceeds from sale of assets	415	1,270
Acquisition of business	(3,308)	—
Net cash used in investing activities	(8,423)	(1,129)

Cash flows from financing activities:
Proceeds from exercise of stock options	18	192
Repayments on long-term debt, including capital lease obligations	(2,618)	(1,598)
Borrowings on long-term debt, including capital lease obligations	4,379	916
Borrowings on revolving lines of credit	6,500	2,000
Issuance of common stock	3,000	—
Offering costs	(64)	—
Net cash provided by financing activities	11,215	1,510

Effect of exchange rate changes on cash and cash equivalents	38	(8)

Net decrease in cash and cash equivalents	(6,988)	(7,953)

Cash and cash equivalents at beginning of period	9,333	10,045

Cash and cash equivalents at end of period	$2,345	$2,092

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

The Company reclassified certain prior year amounts in its Condensed Consolidated Statements of Cash Flows to conform to its 2006 presentation.  The reclassifications were primarily associated with cash proceeds received from customers electing to purchase their ACIS® equipment following the expiration of their operating lease and the resulting gain on sale of such equipment.  These reclassifications resulted in a $1.4 million increase in cash used in operating activities and a corresponding decrease in cash used in investing activities from the amounts previously reported for the nine-month period ended September 30, 2005.  These changes did not impact the Company’s Condensed Consolidated Balance Sheets or Condensed Consolidated Statements of Operations.

(2)  Equity-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”).  SFAS No. 123(R) revises SFAS No. 123, “Accounting for Stock Based Compensation,” (“SFAS No. 123”) and supersedes Accounting Principals Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and its related interpretations. SFAS No. 123(R) requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award. SFAS No. 123(R) also requires measurement of the cost of employee services received in exchange for an award. SFAS No. 123(R) also amends SFAS No. 95, “Statement of Cash Flows,” to require the excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows. The Company adopted SFAS No. 123(R) using the modified prospective method. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  Stock-based compensation related to stock options for which there was no comparable expense recorded in the prior year was $0.3 million, or less than $0.01 per share, and $0.8 million, or $0.01 per share, in the three and nine months ended September 30, 2006, respectively.

The Company has a stock option plan (the Plan) pursuant to which its Board of Directors or a committee of the Board may grant stock options and restricted stock awards to employees, directors and consultants.  The Plan authorizes grants of options to purchase up to 9,200,000 shares of authorized but unissued common stock.  Stock options granted have terms of up to 10 years and become exercisable in increments over periods of up to five years.  Unless otherwise provided in an option agreement, all options terminate three months after termination of the option holder’s employment or relationship with the Company as a director or consultant except in the case of death or disability, in which case the period is extended to one year.  Upon exercise of awards, the Company plans on issuing new shares of common stock.  At September 30, 2006, there were 1,474,000 shares available for issuance under the Plan.

Stock-based compensation is recognized in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Cost of revenue — services group	$4	$—	$12	$—
Cost of revenue — technology group	4	—	11	—

Selling, general and administrative	217	147	676	368
Diagnostic services administration	86	20	229	56
Research and development	20	—	56	—

Total stock-based compensation expense	$331	$167	$984	$424

SFAS No. 123(R) provides that income tax effects of share-based payments are recognized in the financial statements for those awards that will normally result in tax deduction under existing law. Under current U.S. federal tax law, the Company would receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the income statement. The Company does not recognize a tax benefit for compensation expense related to incentive stock options unless the underlying shares are disposed in a disqualifying disposition.

Prior to adopting SFAS No. 123(R), the Company accounted for stock-based compensation in accordance with APB No. 25.  Had compensation cost been recognized consistent with SFAS No. 123(R, the Company’s consolidated net loss and loss per share for the three and nine months ended September 30, 2005 would have been as follows (in thousands except per-share amounts):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Consolidated net loss
As reported	$(4,297)	$(11,102)
Stock-based employee compensation expense included in net loss as reported	167	424
Total stock-based employee compensation expense determined under fair-value based method for all awards	(507)	(1,484)
Pro forma net loss	$(4,637)	$(12,162)

Net loss per share — Basic and Diluted:
Net loss per share as reported	$(0.08)	$(0.21)
Pro forma net loss per share	$(0.09)	$(0.24)

The fair value of the Company’s stock-based awards to employees was estimated at the date of grant using the Black-Scholes option-pricing model.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the end of the quarter in which the grant occurred.  The expected life of stock options granted was estimated using the historical exercise behavior of option holders.  Expected volatility was based on historical volatility for a period equal to the stock option’s expected life.  The following assumptions were used to determine fair value:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	89% - 92%	100%	89% - 92%	100%
Average expected option life	3.6 — 5.0 Years	4.0 Years	3.6 — 5.0 Years	4.0 Years
Risk-free interest rate	4.50 — 4.53%	4.49%	4.50 — 4.53%	4.49%

The weighted-average grant date fair value of options issued by the Company during the three and nine month periods ended September 30, 2006 was $0.57 and $0.78, respectively.  The weighted-average grant date fair value of options issued by the Company during the three and nine month periods ended September 30, 2005 was $1.18 and $0.99, respectively.

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

Option activity of the Company is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2005	6,874,919	$2.29
Options granted	1,844,995	1.06
Options exercised	(19,010)	0.97
Options cancelled and forfeited	(1,204,770)	4.39
Outstanding at September 30, 2006	7,496,134	1.65	5.08	$3,103
Options exercisable at September 30, 2006	4,230,935	2.01	3.85	$—
Options vested and expected to vest at September 30, 2006	7,032,136	1.69	4.93	$2,659

Restricted stock awards activity for the Company is summarized as follows:

	Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards at December 31, 2005	142,298	$1.24
Granted	160,420	$0.91
Awards Vested	(86,356)	$1.14
Forfeited	—	—
Restricted stock awards at September 30, 2006	216,362	$1.04

The total intrinsic value of options exercised in the three and nine months ended September 30, 2006 and 2005 was not material.  As of September 30, 2006, there was $1.8 million of unamortized compensation expense related to stock options.  We expect to recognize this expense over a weighted-average period of 3.1 years.  As of September 30, 2006, there was $0.2 million of unrecognized compensation expense related to restricted stock awards.  We expect to recognize this expense over a weighted-average period of 2.2 years.

(3)  Net Loss Per Share

Basic and diluted net loss per common share is calculated by dividing net loss by the weighted average common shares outstanding during the period. Stock options, restricted stock awards and warrants to purchase an aggregate of 13,774,084 and 10,354,247 shares of common stock were outstanding at September 30, 2006 and 2005, respectively. These stock options and warrants outstanding were not included in the computation of diluted earnings per share because the Company incurred a net loss in all periods presented and hence, the impact would be anti-dilutive.

(4) Business Acquisition

On September 22, 2006, the Company completed its acquisition of substantially all of the assets of Trestle Holdings, Inc. and Trestle Acquisition Corp. (a wholly-owned subsidiary of Trestle Holdings, Inc., (collectively, “Trestle”) for a cash purchase price of $3.3 million, including $2.8 million paid to Trestle and certain of its creditors, and $0.5 million of acquisition costs.  Trestle develops and sells digital tissue imaging and telemedicine applications linking dispersed users and data primarily in the healthcare and pharmaceutical markets.  The purchase strategically positions the Company as a leading provider in the anatomical pathology market; integrating image analysis, high speed scanning capabilities and virtual microscopy into one offering.  Trestle had 12 employees and had offices in Irvine, California, as well as Pittsburgh, Pennsylvania.

The Company financed the all-cash purchase price and related transaction costs associated with the Trestle acquisition, and the repayment of substantially all of Trestle’s outstanding debt primarily with the net proceeds from a $3.0 million private placement of common stock (see Note 11).

The acquisition of Trestle was accounted for under the purchase method of accounting.  As such, the cost to acquire Trestle was allocated to the respective assets and liabilities acquired based on their estimated fair values as of the closing date.  A preliminary allocation of the costs to acquire Trestle has been made to certain assets and liabilities of Trestle based on preliminary estimates.  The Company will continue to assess the estimated fair values of the assets and liabilities acquired.  The Company’s management expects to complete the purchase price allocation during the fourth quarter of 2006.  The condensed consolidated financial statements include the results of operations of Trestle subsequent to the closing of the acquisition.

The preliminary allocation of the cost to acquire Trestle is as follows (in thousands):

Estimated Fair Values as of September 22, 2006

Current assets	$110
Property, plant and equipment	76
Intangible assets	2,750
Goodwill	516
Total assets acquired	3,452

Total liabilities assumed	144

Net assets acquired	$3,308

Assets and liabilities acquired are included in the Company’s technology segment.  Intangible assets acquired consist of patents and tradenames of approximately $1.5 million, with estimated useful lives of 7 to 10 years, customer relationships of $0.9 million, with estimated useful lives of 15 years, and other intangible assets of approximately $0.4 million, with estimated useful lives of 10 years.

The following unaudited pro forma combined financial information for the three and nine months ended September 30, 2006 and 2005 assumes that the Trestle acquisition was completed as of the beginning of the periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net revenues	$9,506	$5,785	$24,954	$16,959
Net loss	(4,562)	(5,779)	(14,964)	(15,757)

Basic and diluted net loss per common share	(0.07)	(0.11)	(0.22)	(0.30)
Net loss per share as reported	$(0.06)	$(0.08)	$(0.19)	$(0.21)
Weighted average number of common shares outstanding	67,339,694	51,854,049	67,007,971	51,748,212

(5)  Goodwill and Intangible Assets

The Company accounts for intangible assets with indefinite lives, including goodwill, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires the Company to evaluate these assets for impairment annually, or more frequently if an indication of impairment has occurred.  During the three months ended September 30, 2006, the Company recorded goodwill of $0.5 million resulting from the acquisition of Trestle.  The purchase price allocation for this acquisition is preliminary and subject to revision as a more detailed analysis and additional information about the fair value of assets and liabilities becomes available.  Any change in the fair value of the net assets of Trestle will change the amount of the purchase price allocable to goodwill.

Intangible assets are amortized over the shorter of their respective estimated useful lives or their respective remaining legal lives to their estimated residual values. The following tables provide a summary of the Company’s intangible assets with definite useful lives recorded as of September 30, 2006 and December 31, 2005 (in thousands):

	September 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period in Years

Patents and tradenames	$2,844	$(674)	$2,170	$7 - 10
Customer relationships	860	—	860	15
Other intangibles	430	—	430	10

	December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period in Years

Patents and tradenames	$1,314	$(572)	$742	$10

The following table summarizes the future estimated annual pretax amortization expense for these assets (in thousands):

Fiscal Year
Remainder of 2006	$109
2007	435
2008	435
2009	419
2010	395
2011 & thereafter	1,667
Total	$3,460

(6) Net Investment in Sales-Type Leases

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

The following lists the components of the net investment in sales-type leases as of September 30, 2006 (in thousands):

Total minimum lease payments to be received	$276
Less: Amounts representing estimated maintenance costs including profit thereon, included in total minimum lease payments	(38)
Net minimum lease payments receivable	238
Less: Unearned maintenance income & interest	(43)
Net investment in sales-type leases	$195

(7)  Currency Translation

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

(8)  Comprehensive Loss

The total comprehensive loss is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net loss	$(3,950)	$(4,297)	$(12,543)	$(11,102)
Foreign currency translation adjustment	(1)	(14)	38	(8)
Comprehensive loss	$(3,951)	$(4,311)	$(12,505)	$(11,110)

(9)  Business Segments

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

Revenue, gross profit and identifiable assets for our operating segments are as follows (in thousands):

	Three Months Ended September 30, 2006			Three Months Ended September 30, 2005
	Services Group	Technology Group	Total	Services Group	Technology Group	Total
Revenue	$7,936	$1,186	$9,122	$3,030	$1,876	$4,906

Cost of revenue	4,398	563	4,961	2,334	559	2,893
Gross profit	$3,538	$623	4,161	$696	$1,317	2,013
Selling, general and administrative (including diagnostic services administration)			6,690			5,267
Research and development			1,087			952
Loss from operations			(3,616)			(4,206)
Other expense and taxes			334			91
Net loss			$(3,950)			$(4,297)

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
	Services Group	Technology Group	Total	Services Group	Technology Group	Total
Revenue	$19,818	$3,549	$23,367	$7,556	$6,566	$14,122

Cost of revenue	11,096	1,382	12,478	6,207	1,847	8,054
Gross profit	$8,722	$2,167	10,889	$1,349	$4,719	6,068
Selling, general and administrative (including diagnostic services administration)			19,257			14,349
Research and development			3,445			2,668
Loss from operations			(11,813)			(10,949)
Other expense and taxes			730			153
Net loss			$(12,543)			$(11,102)

	September 30, 2006			December 31, 2005
	Services Group	Technology Group	Total	Services Group	Technology Group	Total

Identifiable assets	$19,084	$9,794	$28,878	$21,806	$3,443	$25,249

(10)  Recent Accounting Developments

Inventory Costs

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” (“SFAS No. 151”), an amendment of Accounting Research Bulletin No. 43, Inventory Pricing. SFAS No. 151 requires all companies to recognize a current-period charge for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. The statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This new standard became effective for fiscal years beginning after June 15, 2005. The Company’s adoption of SFAS No. 151 as of January 1, 2006 had no material effect on its consolidated financial position, results of operations or cash flows.

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

Income Taxes

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109,  Accounting for Income Taxes . FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not completed its evaluation of the impact of adopting FIN 48.

(11)  Stock Transactions

On November 8, 2005, the Company entered into a securities purchase agreement with a limited number of accredited investors pursuant to which the Company agreed to issue and the investors agreed to purchase 15,000,000 shares of common stock, together with warrants to purchase an additional 2,250,000 shares of common stock at an exercise price of $1.35 per share, for an aggregate purchase price of $15,000,000 (this financing is referred to as the “2005 financing”). The warrants issued in this transaction are exercisable for a period of four years after the date they were issued. This transaction was structured so that a portion of the common stock and warrants issued (8,900,000 shares of common stock and warrants to purchase 1,335,000 shares of common stock for aggregate gross proceeds of $8,900,000) were issued at an initial closing that occurred on November 9, 2005. The remaining shares and warrants were issued at a subsequent closing on December 14, 2005. Safeguard Scientifics, Inc. (“Safeguard”) was one of the purchasers in the 2005 financing and acquired 9,000,000 shares (of which 5,340,000 shares were acquired at the initial closing) of common stock and warrants to purchase 1,350,000 shares of common stock (of which 801,000 were acquired at the initial closing) for an aggregate investment of $9,000,000. Following consummation of the financing, Safeguard beneficially owned approximately 57%

of the Company’s outstanding common stock.  In connection with the 2005 financing, the Company entered into a registration rights agreement with the purchasers and the Company has registered the resale of the shares issued in the 2005 financing with the Securities and Exchange Commission.

On September 22, 2006, the Company entered into a securities purchase agreement with Safeguard pursuant to which the Company agreed to issue and Safeguard agreed to purchase 4,162,042 shares of common stock, together with warrants to purchase an additional 624,306 shares of common stock at an exercise price of $0.98 per share, for an aggregate purchase price of $3,000,000.  The purpose of this transaction was to fund the purchase of Trestle, and is referred to as the “Trestle financing.”  The warrants issued in this transaction are exercisable for a period of four years after the issued date of September 22, 2006.  Following consummation of the Trestle financing, Safeguard beneficially owned approximately 59.6% of the Company’s outstanding common stock.  In connection with this financing, the Company agreed to register the shares purchased by Safeguard upon request by Safeguard.

Due to its beneficial ownership of approximately 59.6% of the Company’s outstanding common stock, Safeguard has the power to elect all of the directors of the Company, although Safeguard has contractually agreed with the Company that a majority of the board of directors will consist of individuals not specifically designated by Safeguard. The Company has given Safeguard contractual rights enabling it to exercise significant control over the Company.

(12)  Lines of Credit

The Company currently has an $8.5 million revolving credit agreement, which expires on February 28, 2007 and bears interest at the bank’s prime rate minus one-half percent.  The borrowings under the line of credit are being used for working capital purposes and to provide a $3.0 million stand-by letter of credit to the landlord of the Company’s Aliso Viejo headquarters. The agreement also includes an annual credit facility fee of $27,500 and one financial covenant related to tangible net worth, which is required to be not less than $0. The Company paid Safeguard a commitment fee of $15,000 and issued to Safeguard a warrant to purchase 50,000 shares of common stock for an exercise price of $2.00 per share as additional consideration for Safeguard’s $3.0 million increase in the guarantee in August 2005.  The Company is also obligated to pay Safeguard an amount equal to 0.5% of the amount guaranteed and 4.5% per annum of the daily-weighted average principal balance outstanding under the line of credit.  At September 30, 2006, the Company had $5.5 million outstanding and no additional availability under the line of credit.

On September 29, 2006, the Company entered into a Loan and Security Agreement with General Electric Capital Corporation (“GE Capital”).  The financing arrangement consists of a senior secured revolving credit facility pursuant to which the Company may borrow up to $5.0 million, subject to adjustment.  Borrowings under the credit agreement may not exceed 85% of the Company’s qualified accounts receivable after application of certain liquidity factors and deduction of certain specified reserves, and are repaid daily by a sweep of the Company’s cash-collections lockbox.  The credit agreement includes an annual collateral monitoring fee of $12,000, and also includes affirmative, negative and financial maintenance covenants. The facility has a two-year term and is secured by the diagnostic services business accounts receivable, along with all of the other assets of the Company and its subsidiaries.  The interest rate under this financing arrangement is based on the lower of the London Interbank Offered Rate (“LIBOR”), plus 3.25% or the Wall Street Journal published Prime Rate, plus 0.5%.  The credit agreement provides for a prepayment fee of 2.0% of the commitment amount if terminated during the first year and 1.0% of the commitment amount if terminated any time thereafter prior to the maturity date.  The Company incurred closing, underwriting deposit fees, and legal fees associated with the credit agreement of $126,000.  At September 30, 2006, the Company had borrowed $1.0 million under this $5.0 million facility.  Based on the amount of qualified accounts receivable at September 30, 2006, the Company estimated it could borrow approximately $2.0 million of the remaining $4.0 million under the facility as of that date.

As described above, the Company has $5.5 million of outstanding debt on its revolving credit agreement which is due on February 28, 2007.  The Company has incurred operating losses and negative cash flows for the past several fiscal periods and has an accumulated deficit of $132.8 million at September 30, 2006.  The Company intends to renew its line of credit in 2007, although there can be no assurance that it will be able to renew or obtain additional debt financing when needed or on terms that are favorable to the Company.

(13)  Equipment Financing

In June 2004, the Company entered into a master lease agreement with GE Capital for capital equipment financings of diagnostic services (laboratory) related equipment.  The Company financed $2.6 million in 2004, $2.3 million in 2005 and $1.9 million in the nine months ended September 30, 2006 of capital equipment under this arrangement, which were recorded as capital lease obligations.  Each lease financing has a term of 36 months. The 2004 financings provide for an early purchase option by the Company after 30 months at 26.6% of the cost of the equipment. The 2005 and 2006 financings provide for an early purchase option by the Company after 24 months for an average purchase price equal to 44.8% and 45.2% of the cost of the equipment, respectively.  At September 30, 2006, the Company had $1.1 million available for additional 2006 equipment financings under the master lease agreement.

The capital lease obligations as of September 30, 2006 are as follows (in thousands):

Fiscal Year:
Remainder of 2006	$589
2007	2,245
2008	1,238
2009	510
Subtotal	4,582
Less: interest	(401)
Total	4,181
Less: current portion	(2,127)
Capital lease obligations, excluding current portion	$2,054

(14) Borrowings on Equipment Subject to Operating Leases

On March 1, 2006, the Company entered into a Master Purchase Agreement with Med One Capital Inc. (“Med One”) pursuant to which Med One purchased certain ACIS® “cost-per-test” units for a gross amount of $2.3 million, and on August 31, 2006, Med One purchased additional units for a gross amount of $0.4 million. Each unit purchased by Med One was in use by a customer at the time of each transaction. Under the agreement, 10 percent of each purchase price is held in escrow and may be recoverable by Med One to the extent that any units returned to Med One prior to the expiration of the applicable equipment lease are not successfully remarketed. The escrow amount is classified as restricted cash. The proceeds from these financings were recorded as debt, as the transactions did not meet the criteria for recognition of revenue. Amounts invoiced to customers for tests performed or the minimum monthly rental fee related to the units sold to Med One are recorded as revenue, with a portion of these fees recorded as interest expense and the remaining portion recorded as a reduction in the amount recorded as debt.  As of September 30, 2006, approximately $0.8 million of the proceeds from the Med One transactions were classified as current liabilities and approximately $1.3 million of the proceeds were classified as non-current liabilities.  The Company continues to record depreciation expense on the units sold to Med One which is reflected in cost of revenues.

(15) Commitments and Contingencies

Operating Lease Commitment. The Company utilizes various operating leases for office space and equipment. The Company entered into a lease agreement dated as of July 20, 2005 for a mixed-use building with approximately 78,000 square feet in Aliso Viejo, California. The lease commenced on December 1, 2005 with an initial term of 10 years and an option to extend the lease term for up to two additional five-year periods. The initial annual base rent was approximately $0.5 million. The annual base rent was increased to approximately $1.0 million on June 1, 2006 and as the Company occupies additional square footage, will increase to approximately $1.4 million on December 1, 2008. The base rent is increased 3% annually effective on December 1 of each year beginning in 2006. The Company is also responsible for payments of common area operating expenses for the premises. The landlord has agreed to fund approximately $3.5 million of tenant improvements toward design and construction costs associated with the build-out of the facility of which the landlord has reimbursed the Company $2.9 million through September 30, 2006. Such costs will be capitalized as leasehold improvements and amortized over the shorter of their estimated useful lives or the remaining lease term, while the reimbursement will be recorded to deferred rent and recovered ratably over the term of the lease.

At September 30, 2006, future minimum lease payments for all operating leases are as follows (in thousands):

Fiscal year:
Remainder of 2006	$284
2007	1,143
2008	1,178
2009	1,479
2010	1,503
Thereafter	7,812
$13,399

Construction Agreement. On October 26, 2005, the Company entered into a construction agreement with LCS Constructors, Inc. (LCS), a team of general contractors and construction managers dedicated to the planning, design, construction and facility support of laboratories and technical facilities, to build-out its newly-leased facility in Aliso Viejo, California. Under the terms of the agreement, LCS is required to provide or arrange for construction services, materials, equipment, permits and liability insurance for the construction of the facility. The project is expected to be completed in three phases, with a substantial completion date of December 31, 2005 for the first phase after which time the Company moved its laboratory facilities in January 2006 to the new location. The first two phases of the build-out pursuant to the contract were completed as of September 30, 2006.  The total amount paid for phases one and two was $3.6 million and $2.4 million, respectively. Fees for the remaining third phase of the build-out will be included in an amendment to this contract and are estimated to be approximately $360,000.  Commencement of the third phase is anticipated for 2008, with the completion date as soon as practicable thereafter. Payments for all phases have been made in installments based on the percentage of completion, with the final payment on each phase being made after LCS has completed the applicable phase in its entirety, all corrective items have been completed and the architect has prepared a final completion notice.

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

Dako has agreed to order a minimum of 40 ACIS® systems per contract year, commencing July 1, 2006, subject to certain adjustments. Revenue from systems sold under this agreement will be recognized when these ACIS® systems have been delivered and accepted by Dako.  Revenue for certain systems sold for Dako’s use as training and demonstration units is recorded when delivered and accepted by Dako.

Dako also agreed to invest research and development funds toward future ACIS® devices and related software, and such products are also subject to the terms of the agreement. The Company will own all intellectual property created under the agreement that is related to image analysis and execution thereof, and Dako will own all intellectual property created under the agreement that is related to Dako’s specific implementation of the products or integration of the products with a product supplied by Dako. Such intellectual property will be cross-licensed from one party to the other. In the event the Company fails to supply ACIS® systems as set forth in the agreement, Dako will have the right and license to manufacture the ACIS® systems for that purpose for a reduced fee. Revenues received from research and development agreements are recognized over the contract performance period, starting with the contract’s commencement. The Company received an upfront payment of $0.5 million, which was deferred and recognized on a straight-line basis over the estimated performance period. Milestone payments are recognized as revenue when they are earned and collectible, but not prior to the removal of any contingencies for each individual milestone.  The final two milestones under this agreement are expected to be earned and collectible in the fourth quarter of 2006.

(16)  Recent Developments

Nasdaq Delisting Notice.  On July 10, 2006 the Company received a notice from the Nasdaq Listing Qualification Staff (“Staff”) that the Company’s common stock is subject to delisting from the Nasdaq Capital Market as a result of failure to comply with the $1.00 per share bid price requirement for 30 consecutive days as required by Nasdaq Marketplace Rule 4310(c)(4) (the “Rule”). In accordance with Nasdaq Marketplace Rule 4310(c)(8)(D), the Company will be provided 180 calendar days, or until January 8, 2007, to regain compliance. If at anytime before January 8, 2007, the bid price of the Company’s common stock closes at $1.00 per share for 10 consecutive days, the Nasdaq staff will provide written notification that the Company complies with the Rule.     If compliance with this Rule cannot be demonstrated by January 8, 2007, the Nasdaq staff will determine whether the Company meets The Nasdaq Capital Market initial listing criteria as set forth in Marketplace Rule 4310(c), except for the minimum bid price requirement. If it meets the other initial listing criteria, the Nasdaq staff will notify the Company that it has been granted another 180 calendar day compliance period. If the Company does not regain compliance with the Rule and is not eligible for an additional compliance period, the Staff will provide written notification that the Company will be delisted and, at that time, the Company may appeal the determination to delist to a Listing Qualifications Panel.  As of the date of this filing, the Company has not received notification from Nasdaq that the Company has regained compliance.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industries in which we operate and other matters, as well as management’s beliefs and assumptions and other statements regarding matters that are not historical facts.  These statements include, in particular, statements about our plans, strategies and prospects. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Our forward-looking statements are subject to risks and uncertainties.  Factors that might cause actual results to differ materially, include, but are not limited to, the Company’s ability to obtain additional financing on acceptable terms or at all, the Company’s ability to  successfully integrate Trestle’s business with its own business, the Company’s ability to continue to develop and expand its services group business and its technology group business, the Company’s ability to maintain compliance with financial and other covenants under its credit facilities, the Company’s ability to execute against its plan of acquisition and subsequent integration of certain technology assets and intellectual property, the performance and acceptance of the Company’s instrument systems in the market place, the Company’s ability to expand and maintain a successful sales and marketing organization, continuation of favorable third party payer reimbursement for tests performed using the Company’s system and for other diagnostic tests, unanticipated expenses or liabilities or other adverse events affecting cash flow, uncertainty of success in developing any new software applications, the Company’s ability to successfully sell instruments under its distribution agreement with Dako A/S and to timely complete its next generation  Automated Cellular Imaging System (“ACIS®”) device, failure to obtain Food  and Drug Administration (“FDA”) clearance or approval for particular applications, the Company’s ability to compete with other technologies and with emerging competitors in cell imaging and dependence on third parties for collaboration in developing new tests and in distributing the Company’s systems and tests performed on the system, and those risks which are discussed in “Risk Factors” below.  Many of these factors are beyond our ability to predict or control.  In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance.  All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by this cautionary statement.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.  In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not occur.

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

In 2004 we began to leverage our core technologies and intellectual properties to commercialize a set of services to provide the community pathologist with the latest in cancer diagnostic technology. Anchored by our own proprietary image analysis technology and augmented by other emerging technologies, we are able to provide a complete assessment of the molecular cause and characteristics of cancer. Our ACIS ® is a versatile automated microscope system that greatly improves the accuracy and reproducibility of digital cell imaging through its unique, patented technology. Our comprehensive laboratory services are focused on in-house pathology testing, using the ACIS ® and other cutting-edge diagnostic technologies to assist physicians in cancer assessment.

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

The initial objective of our service strategy had been to support the expansion of the remote pathology program for community pathologists, a large customer segment.  The focus of the development of the ACIS ® technology platform has been to assist our customers in their diagnosis and assessment of cancer.  We continue to explore numerous ways to leverage our relationship with our customers to better serve their needs and expand revenue opportunities.  A logical extension of the remote pathology technical services has been the recent introduction of other esoteric tests and related professional diagnosis that support the oncology services marketplace.  We provide a broad spectrum of other laboratory services, including:

·                     flow cytometry,

·                     molecular diagnostics including PCR (polymerase chain reaction),

·                     analysis of tumors of unknown origin, and

·                     expanded services for immunohistochemistry.

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

On September 22, 2006, we completed our purchase of substantially all of the assets of Trestle Holdings, Inc., and Trestle Acquisition Corp. (a wholly-owned subsidiary of Trestle Holdings, Inc.) (collectively, “Trestle”).  The purchase strategically positions us as a leading provider in the anatomical pathology market; integrating image analysis, high speed scanning capabilities and virtual microscopy into one offering.  Complementing our current proprietary ACIS® with Trestle’s technology enables us to cover virtually all of the pathology samples needing anatomical laboratory analysis.  The assets acquired include current product line and inventory, manufacturing capabilities, high speed scanning technology and related intellectual property.

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

Currently, we have 29 patent applications pending with the U.S. Patent and Trademark Office and 11 foreign patent applications pending. We have 29 issued or allowed patents in the U.S. and 11 foreign patents, all related to the system and method for cellular specimen grading performed by the ACIS® or related technologies.  The patents for which we have received a final issuance have remaining legal lives that vary from 12 to 19 years. In all our patent applications we have endeavored to file claims which cover the underlying concepts of the unique features of the ACIS ®, its associated processes and methodologies as well as our specific implementation of those processes and methodologies.

As a further protection against efforts to erode our proprietary position, we have systematically explored other designs, which could achieve results similar to the ACIS ® and we have prepared patent applications on those alternate designs.  Our research and development efforts have been further validated in the area of automated immunohistochemistry for which we have obtained five FDA 510(k) clearances over the past several years.  These clearances help to validate the efficacy of our technology and to broaden the acceptance of our image analysis.  It will be important for us to obtain FDA clearances for our portfolio of new diagnostic tests developed in our bioanalytical services development efforts.

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

We also face the challenge of effectively managing the transition from selling ACIS® systems directly to selling them through our distributor, Dako, coupled with the development of a new version of ACIS® developed to Dako specifications. We experienced a slower than expected start-up of the implementation of our distribution arrangement as we transition to the new ACIS® system (“ACIS® III”).  The delayed ramp-up has primarily resulted in our technology business experiencing a 46% decline in revenue from $6.6 million in the first nine months of 2005 to $3.5 million in the nine month period ended September 30, 2006, and a corresponding decline in gross profit from $4.7 million to $2.2 million. We believe that our technology revenue from system sales will increase once ACIS® III is completed and ready for launch, which we expect to occur in the fourth quarter of 2006.

Selling, general and administrative (SG&A) expenses, including diagnostic services administration, in the nine month period ended September 30, 2006 were 82% of total revenue, compared to 102% in the nine month period ended September 30, 2005. We expect this improving trend will continue as our revenues increase, offsetting our initial investments in: 1) selling expenses related to the ramp-up of our sales force responsible for our diagnostics services; 2) diagnostic services administration, particularly the costs of pathology services; 3) implementing the Dako distribution arrangement; 4) key business development initiatives focused on targeted cancer therapies in various stages of clinical study using our proprietary imaging technology; and 5) the build-out of our new state-of-the art laboratory facility in Aliso Viejo, California.

Finally, we are dependent on the use of both debt and equity financing to fund our operating losses in the near term and to sustain our growth pattern in the future. Management believes that our existing cash resources and anticipated revenues from instrument sales to Dako following the launch of our ACIS® III device, together with access to our financing sources described below, will be sufficient to satisfy the cash needs of our existing operations throughout 2007.  Our financing sources include our revolving line of credit with General Electric Capital Corporation (“GE Capital”).  As of September 30, 2006, we had borrowed $1.0 million under this revolving credit line.  The facility provides that we could borrow up to an additional $4.0 million, depending on the amount of our qualified accounts receivable and other liquidity factors at the time of borrowing (of which we estimate we could borrow approximately $2.0 million as of September 30, 2006 based on the amount of our qualified accounts receivable as of that date).  We also have up to $1.1 million of availability under our equipment lease line with GE Capital (which remains subject to GE Capital’s ongoing review of our financial condition at the time of each funding request and approval of each funding request). Additionally, we intend to renew our $8.5 million revolving line of credit with Comerica Bank-California (“Comerica”), which expires on February 28, 2007.

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

Patient billing. Less than 20% of our billings are billed directly to patients.  These billings can result from co-payment obligations, patient deductibles, circumstances where certain tests are not covered by insurance companies, and patients without any health insurance.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingent assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods presented. Therefore, on an ongoing basis, we evaluate our estimates, including those provisions for bad debts, inventory reserves and other accrued liabilities.

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

Inventory, Long-Lived Assets and Accruals

For ACIS® inventory and work in progress, the respective reserve is based upon the expected future use of the ACIS® components and whether there are any lower of cost or market considerations.  Laboratory services inventories represent primarily chemicals and supplies used in the testing process.

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

Goodwill and Indefinite-Lived Intangible Assets

We test goodwill and indefinite-lived intangible assets for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  We perform these tests annually in the second quarter of each year.  Additionally, we may perform tests between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  See Note 5 in the accompanying Notes to Condensed Consolidated Financial Statements.  An impairment, if any, would be recorded in operating income and could significantly adversely affect net income and earnings per share.

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

Revenue for “fee-per-use” agreements is obtained through the billing information via modem, which accesses the ACIS® database. Revenue is recognized based on the greater of actual usage fees or the minimum monthly rental fee.  Under this pricing model, we own or retain a substantial risk of ownership of most of the ACIS® instruments that are engaged in service and accordingly, all related depreciation and maintenance and service costs are expensed as incurred. For those instruments that are sold, we recognize and defer revenue using the residual method pursuant to the requirements of Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition” (“SOP No. 97-2”), as amended by SOP No. 98-9, “Modification of SOP No. 97-2, Software Revenue Recognition with Respect to Certain Arrangements.” At the outset of the arrangement with the customer, we defer revenue for the fair value of its undelivered elements (e.g., maintenance) and recognize revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (e.g., software license and related instrument) when the basic criteria in SOP No. 97-2 have been met. Maintenance revenue is recognized ratably over the term of the maintenance contract, which typically is a period of twelve months.  We do not recognize revenue on sales of assets subject to an operating lease where we retain a substantial risk of ownership.

Revenue on system sales is recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 101, as amended by SAB No. 104, when all criteria for revenue recognition have been met.  Such criteria include, but are not limited to: existence of persuasive evidence of an arrangement; fixed or determinable product pricing; satisfaction of the terms of the arrangement including passing title and risk of loss to our customer upon shipment; and reasonable assurance of collection from our customer in accordance with the terms of the arrangement.  For system sales delivered under the Dako distribution and development agreement, we recognize revenue when those ACIS® instruments have been delivered and accepted by an end-user customer.  Revenue for certain systems sold for Dako’s use as training and demonstration units is recorded when delivered and accepted by Dako.

Systems sold under a leasing arrangement are accounted for as sales-type leases pursuant to SFAS No. 13, “Accounting for Leases,” if applicable.  We recognize the net effect of these transactions as a sale because of the bargain purchase option granted to the lessee.

Revenues from research and development agreements are recognized over the contract performance period, starting with the contract’s commencement.  Upfront payments are generally deferred and recognized on a straight-line basis over the estimated performance periods.  Milestone payments are recognized as revenue when they are earned and collectible, but not prior to the removal of any contingencies for each individual milestone.

Three Months Ended September 30, 2006 Compared with Three Months Ended September 30, 2005

The following table presents our results of operations as percentages of revenue:

	Percentage of Revenues
	Three Months Ended September 30,
	2006	2005
Revenue:
Services group	87%	62%
Technology group	13	38
Total revenue	100	100

Cost of revenue:
Services group (as % of Services group revenue)	55	77
Technology group (as % of Technology group revenue)	47	30
Cost of revenue	54	59
Gross profit	46	41
Operating expenses:
Selling, general and administrative	48	76
Diagnostic service administration	25	32
Research and development	12	19
Total operating expenses	85	127
Loss from operations	(39)	(86)

Other expense	4	2
Provision for income taxes	0	0
Net loss	(43)	(88)

Revenue

Total revenue for the third quarter 2006 was $9.1 million compared to $4.9 million for the third quarter 2005, an increase of 86% or $4.2 million.

Services Group.  Revenue from our services group increased 162% or $4.9 million from $3.0 million in the third quarter of 2005 to $7.9 million in the third quarter ended September 30, 2006. This increase resulted from the execution of our marketing and sales strategy to increase our sales to additional new customers and to enter into new managed care contracts.  This increase was also driven in part by increasing the number of available tests being performed that include immunohistochemistry, flow cytometry, and florescent in-situ hybridization (“FISH”). We anticipate that diagnostic services revenues will continue to increase as a result of increased revenue from existing customers, additional penetration of new customers (including managed care providers) by our sales force and our offering of a more comprehensive suite of advanced cancer diagnostic tests.

Technology Group.  Revenue from our technology group in the third quarter 2006, including fee-per-use, system-sales and development revenue, was $1.2 million, compared to $1.9 million in the third quarter 2005, a decrease of approximately $0.7 million or 37%.  The change is primarily the result of a decrease in instrument systems revenue from $0.9 million for the third quarter 2005 to $0.6 million for the quarter ended September 30, 2006, and a decline in per click revenue of $0.4 million, from $1.0 million to $0.6 million in the comparable three month period.  We expect technology services revenue to increase going forward as a result of milestone payments earned for the development of a new generation of the ACIS® system and the sale of systems through the Dako distribution agreement (particularly from the planned launch of ACIS® III in the fourth quarter of 2006).

Cost of Revenue and Gross Margin

For the third quarter 2006 and 2005, our gross margin was 46% and 41%, respectively.

Services Group.  Cost of revenue for the quarter ended September 30, 2006 was $4.4 million compared to $2.3 million for the third quarter of 2005.  These costs included laboratory personnel, laboratory equipment depreciation expense, laboratory supplies and other direct costs such as shipping.  Gross margin for our services group for the third quarter 2006 was 45%, compared to 23% for the third quarter 2005.  The improvement in gross margin in the third quarter of 2006 was attributable to achieving economies of scale in our diagnostics laboratory operations.  We anticipate similar gross margin results in future periods.

Technology Group.  Cost of revenue was $0.6 million for the third quarter 2006 and 2005.  The cost of revenue primarily consisted of the costs of manufacturing the ACIS®, including the cost for direct material, labor, manufacturing overhead and direct customer support. For fee-per-use revenue, the cost of the ACIS® is depreciated over three-years and for a system sale or sales-type lease the entire cost of the ACIS® system is recognized at the time of sale. Gross margins for our technology group were 53% for the third quarter ended September 30, 2006 compared to 70% for the third quarter ended September 30, 2005.  This decrease in gross margin was a result of lower than expected sales volume combined with the anticipated lower per-system sales price as we moved to our distributor sales arrangement with Dako.

Operating and Other Expenses

Selling, general and administrative expenses.   Expenses for the third quarter 2006 increased approximately $0.7 million, or 19%, to $4.4 million compared to $3.7 million for the comparable period in 2005.  However, these costs declined as a percentage of revenues from 76% in the third quarter 2005 to 48% in the third quarter 2006.  The increase in expenses in the current quarter was primarily due to increases in rent expense related to our new facility, increases in selling expenses to support the growing diagnostics services business, and higher stock-based compensation expense due to the implementation of SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”). We anticipate sales expenses to support our growing diagnostics services business will continue to grow consistent with future revenue growth, and expect general and administrative expenses to decline as a percentage of revenues as our infrastructure costs continue to stabilize.

Diagnostic services administration. These costs totaled $2.3 million for the third quarter 2006 compared to $1.6 million in the third quarter of 2005, an increase of 46%. These costs include senior medical staff, senior operations personnel, collections, consultants and legal resources to facilitate implementation and support the operations of the diagnostic services segment. The increase was primarily due to higher collection costs due to the increase in services group revenues.  These costs are expected to continue to increase for future periods, relative to prior periods, because of higher diagnostic services revenues.

Research and development expenses.  Research and development expenses for the three months ended September 30, 2006 increased by approximately $0.1 million or 14%, over the comparable period in 2005. This increase was primarily attributable to personnel and consultants supporting the development activity under our agreement with Dako.  While development expenses are higher, we earn development fees under the terms of our distribution and development agreement with Dako which are recognized in revenue.  These development activities, which are intended to produce features that could expand the volume of clinical tests supported by ACIS ®  and increase the utility of the ACIS ®  as a tool for researchers, are important to increasing clinical system test volume, expanding the number of clinical system placements and increasing research systems sales.  We expect development expenses to continue at similar levels at least until completion of ACIS ® III, which is expected to launch in the fourth quarter of 2006.

Other expense and income taxes.  These expenses for the three months ended September 30, 2006 totaled $0.3 million, compared to $0.1 million for the comparable period in 2005, and consisted of approximately $0.3 million of net interest expense (after offsetting interest income).  Interest expense increased from approximately $0.1 million in the third quarter 2005 to approximately $0.3 million in the third quarter 2006, due to the increased borrowings under our financing facilities and the debt-guarantee fee charged by Safeguard Scientifics (“Safeguard”).  We expect interest expense to continue to increase as our borrowings under our financing facilities increase.

Nine Months Ended September 30, 2006 Compared with Nine Months Ended September 30, 2005

The following table presents our results of operations as percentages of revenue:

	Percentage of Revenues
	Nine Months Ended September 30,
	2006	2005
Revenue:
Services group	85%	54%
Technology group	15	46
Total revenue	100	100

Cost of revenue:
Services group (as % of Services group revenue)	56	82
Technology group (as % of Technology group revenue)	39	28
Cost of revenue	53	57
Gross profit	47	43
Operating expenses:
Selling, general and administrative	55	70
Diagnostic service administration	28	32
Research and development	15	19
Total operating expenses	98	121
Loss from operations	(51)	(78)

Other expense	3	1
Provision for income taxes	0	0
Net loss	(54)	(79)

Revenue

Total revenue for the nine month period ended September 30, 2006 was $23.4 million compared to $14.1 million for same period of 2005, an increase of 65% or $9.2 million.

Services Group.  Revenue from our services group increased 162% or $12.2 million from $7.6 million in the first nine months of 2005 to $19.8 million in the nine month period ended September 30, 2006.  This increase resulted from the execution of our marketing and sales strategy to increase our sales to additional new customers and to enter into new managed care contracts.  This increase was also driven in part by increasing the number of available tests being performed that include immunohistochemistry, flow cytometry, and florescent in-situ hybridization (“FISH”). We anticipate that diagnostic services revenues will continue to increase as a result of increased revenue from existing customers, additional penetration of new customers (including managed care providers) by our sales force and our offering of a more comprehensive suite of advanced cancer diagnostic tests.

Technology Group.  Revenue from our technology group in the nine month period ended September 30, 2006, including fee-per-use, instrument system-sales and development revenue, was $3.5 million, compared to $6.6 million in the first nine months of 2005, a decrease of approximately $3.1 million or 46%.  The change was primarily the result of a decrease of $2.0 million in instrument systems revenue from $3.3 million in the nine months ended September 30, 2005 to $1.3 million for the nine months ended September 30, 2006 (a decrease of 61%) and a decline in per click revenue of $1.5 million from $3.3 million to $1.8 million in the comparable nine month period (a decrease of 45%).  This decline was partially offset by an increase in development revenue in the nine months ended September 30, 2006 of $0.4 million compared to no development revenue in the same period of 2005.  We expect technology group revenue will increase for the remainder of 2006 as a result of the sale of systems through the Dako distribution agreement (particularly from development fees earned through milestone payments under the Dako development agreement and the planned launch of ACIS® III in the fourth quarter of 2006).

Cost of Revenue and Gross Margin

For the nine month period ended September 30, 2006, our gross margin was 47% compared to 43% for the third quarter 2005.

Services Group.  Cost of revenue for the nine months ended September 30, 2006 was $11.1 million compared to $6.2 million for the comparable period of 2005, an increase of 79%. As a percentage of services revenue, however, our services group cost of revenue improved from 82% in the nine month period ended September 30, 2005 to 56% in the nine month period ended September 30, 2006. These costs included laboratory personnel, lab-related depreciation expense, laboratory supplies and other direct costs such as shipping. Gross margin for our services group for the first nine months of 2006 was 44%, compared to 18% for the same period of 2005.  The increase in gross margin in the first nine months of 2006 was attributable to achieving economies of scale in our diagnostics laboratory operations. We anticipate similar gross margin results for the remaining quarter of 2006.

Technology Group.  Cost of revenue was $1.4 million for the nine months ended September 30, 2006 compared to $1.8 million for the nine months ended September 30, 2005.  The cost of revenue primarily consisted of the costs of manufacturing the ACIS ® , including the cost for direct material, labor, manufacturing overhead, and direct customer support. For fee-per-use revenue, the cost of the ACIS ®  is depreciated over three-years and for a system sale or sales-type lease the entire cost of the ACIS ®  system is recognized at the time of sale. Gross margins for our technology group were 61% in the nine months ended September 30, 2006 and 72% in the nine month period ended September 30, 2005.  This decrease in gross margin was a result of lower than expected sales volume combined with the anticipated lower per system sales price as we moved to our distributor sales arrangement with Dako.

Operating and Other Expenses

Selling, general and administrative expenses.   Expenses for the nine months ended September 30, 2006 increased approximately $3.0 million, or 30%, to $12.8 million compared to $9.8 million for the comparable period in 2005.  As a percent of revenues, these costs decreased from 70% in the nine month period of 2005 to 55% in the nine month period ended September 30, 2006.  The increase in expenses in the first nine months of 2006 was primarily due to increases in rent expense related to our new facility, increases in selling expenses to support the growing diagnostics services business, higher stock-based compensation expense due to the implementation of SFAS No. 123(R) and relocation and recruiting related expenses.  We anticipate sales expenses to support our growing diagnostics services business will continue to grow throughout the remaining quarter of 2006, and expect general and administrative expenses to decline as a percentage of revenues as our infrastructure costs stabilize.

Diagnostic services administration. These costs totaled $6.4 million for the nine month period ended September 30, 2006 compared to $4.5 million in the nine month period ended September 30, 2005, which included the costs of senior medical staff, senior operations personnel, collection costs, consultants and legal resources to facilitate implementation and support the operations of the diagnostic services segment.  The increase was primarily due to higher collection costs due to an increase in services group revenue for the period, and the addition of medical and administrative staff to support this rapidly growing segment of our business. These costs are expected to continue to increase due to higher collection costs on an anticipated continued increase in services group revenue.

Research and development expenses.  Expenses for the nine months ended September 30, 2006 increased by approximately $0.8 million or 29%, over the comparable period in 2005 from $2.7 million to $3.4 million. This increase was primarily attributable to personnel and consultants supporting the development activity under our agreement with Dako.  While development expenses are higher, we earn development fees under the terms of our distribution and development agreement with Dako which are recognized in revenue.  These development activities, which are intended to produce features that could expand the volume of clinical tests supported by ACIS ®  and increase the utility of the ACIS®  as a tool for researchers, are important to increasing clinical system test volume, expanding the number of clinical system placements and increasing research systems sales. We expect development expenses to continue at similar levels until completion of ACIS® III, which is expected to launch in the fourth quarter of 2006.

Other expense and income taxes.  These expenses for the nine months ended September 30, 2006 totaled $0.7 million, compared to $0.2 million for the comparable period in 2005, and consisted of approximately $0.8 million of net interest expense and $19,000 of income tax expense, offset by approximately $0.1 million of interest income.  The increase in interest expense is due to the increased borrowings under our financing facilities and the debt-guarantee fee charged by Safeguard.  We expect interest expense to continue to increase as our borrowings under our financing facilities increase.

Liquidity and Capital Resources

At September 30, 2006, we had approximately $2.3 million of cash and cash equivalents and approximately $2.0 million of additional borrowing available under our revolving lines of credit (based on our estimated qualified accounts receivable borrowing base as of that date).  Cash used in operating activities was $9.8 million for the nine month period ended September 30, 2006 due primarily to our net loss of $12.5 million, the net increase in our accounts receivable of $4.0 million from the beginning of the period, partially offset by increases in other accruals. Cash used in investing activities of $8.4 million consisted of $5.4 million used to fund capital expenditures related primarily to purchases of new equipment for the diagnostic services laboratory and leasehold improvements at the new facility.  These expenditures were partially offset by $1.8 million of net cash provided by capital lease financing, $6.5 million of cash provided by our lines of credit and $2.5 million of net cash provided by financing from Med One Capital, Inc. (“Med One”), as described below.

In July 2005, we signed a ten-year lease for a new, single facility which began December 1, 2005 with two five-year renewal options.  We relocated our laboratory operations to the new facility in January 2006 and relocated our corporate headquarters and manufacturing operation to the new facility in the second quarter 2006.  The landlord of the new facility agreed to fund approximately $3.5 million of tenant improvements, subject to the terms of the lease agreement.  Our total projected spending for the build-out of the facility is approximately $8.4 million.  As of September 30, 2006, we have spent approximately $7.5 million on tenant improvements and equipment purchases to build out the facility.  We expect to spend approximately $0.9 million to complete the facility project. Of the $7.5 million spent through September 30, 2006, the landlord has funded approximately $2.9 million and we expect the landlord to fund the balance of approximately $0.6 million as we complete the remaining tenant improvements of the new facility. The lease for our former corporate headquarters and manufacturing facility expired in June 2006.

Our instrument systems business generates revenues from leases of the ACIS® system to certain customers (pursuant to which those customers pay us on a “fee-per-use” basis for each time the instrument is used to perform a test) and from sales of our ACIS® systems.  Revenues from system leases are recognized over the lease term and revenues from system sales are recognized upon customer acceptance of the system.  We do not anticipate leasing a significant number of new ACIS® systems on a going forward basis.  Instead, we expect that sales of our ACIS® system to new customers will comprise the substantial majority of new system placements.  These sales will include sales of systems pursuant to our distribution arrangement with Dako and direct sales by us in markets where our distribution arrangement with Dako is not exclusive. The rate of inventory purchases as it relates to ACIS® equipment purchases has been lower than prior periods due to the slower pace of system placements.  However, as a result of our distribution arrangement with Dako, we expect sales of systems to increase during the remainder of 2006 and that the rate of related inventory purchases will also increase.  We also expect our research and development expenditures to continue at similar levels until completion of our ACIS® III system.  Future ACIS® system development expenses will be offset in part by revenue earned from Dako under the terms of our distribution and development arrangement.

We currently have an $8.5 million revolving credit agreement with Comerica, which expires on February 28, 2007.  The borrowings under the line of credit are being used for working capital purposes and a $3.0 million stand-by letter of credit that was provided to the landlord of our new leased facility and bears interest at the bank’s prime rate minus 0.5% percent. The agreement also includes an annual facility fee of $27,500 and has only one financial covenant related to tangible net worth, which is required to be not less than $0. Borrowings under the line of credit are guaranteed by Safeguard in exchange for an annual fee of 0.5% of the amount guaranteed and an amount equal to 4.5% per annum of the daily-weighted average principal balance outstanding under the line of credit.  We also issued a warrant to Safeguard to purchase 50,000 shares of common stock for an exercise price of $2.00 per share as additional consideration for Safeguard’s guarantee.  Exclusive of the $3.0 million stand-by letter of credit, at September 30, 2006, we did not have any availability under the line of credit. We anticipate that we will renew this line of credit prior to the February 28, 2007 maturity date.

On September 29, 2006, we entered into a revolving credit facility with GE Capital.  The financing arrangement consists of a senior secured revolving credit facility pursuant to which we may borrow up to $5.0 million, subject to adjustment.  Borrowings under the credit agreement may not exceed 85% of our qualified accounts receivable after application of certain liquidity factors and deduction of certain specified reserves, and are repaid daily by a sweep of our cash-collections lockbox.  The credit agreement includes an annual collateral monitoring fee of $12,000, and also includes affirmative, negative and financial maintenance covenants. The facility has a two-year term and is secured by the diagnostic services business accounts receivable, along with all of our other assets the assets of our subsidiaries.  The interest rate under this financing arrangement is based on the lower of the London Interbank Offered Rate (“LIBOR”), plus 3.25% or the Wall Street Journal published Prime Rate, plus 0.5%.  The credit agreement provides for a prepayment fee of 2.0% of the commitment amount if terminated during the first year and 1.0% of the commitment amount if terminated any time thereafter prior to the maturity date.  We incurred closing, underwriting deposit fees, and legal fees associated with the credit agreement of $126,000.  At September 30, 2006, we had borrowed $1.0 million under this $5.0 million facility.  Based on the amount of our qualified accounts receivable at September 30, 2006, we estimate we could borrow approximately $2.0 million of the remaining $4.0 million under the facility as of that date.

In June 2004, we entered into a master lease agreement with GE Capital for capital equipment financings of diagnostic services (laboratory) related equipment.  We financed $2.6 million in 2004, $2.3 million in 2005 and $1.9 million through September 30, 2006 of capital equipment under this arrangement, which were recorded as capital lease obligations.  Each lease financing has a term of 36 months.  At September 30, 2006, the company had $1.1 million available for additional 2006 equipment financings under the master lease agreement.  The 2004 financings provide us with an early purchase option after 30 months at 26.6% of the original cost of the equipment.  The 2005 and 2006 financings provide us with early purchase options after 24 months for average purchase prices equal to 44.8% and 45.2% of the original cost of the equipment, respectively.  We believe that we have substantially all of the laboratory equipment that is required to support our current operating activities.  A substantial increase in diagnostic service activity in excess of our annual revenue plan may result in a requirement to make additional capital expenditures.  We expect to fund any purchases of additional laboratory equipment from our 2006 equipment financing lease line.

On March 1, 2006, we entered into a Master Purchase Agreement with Med One pursuant to which Med One  purchased ACIS® cost-per-test units that we previously leased to customers for a gross amount of $2.3 million, and on August 31, 2006, Med One purchased additional units for a gross amount of $0.4 million.  Under the agreement, 10 percent of each purchase price is held in escrow and may be recoverable by Med One to the extent that any units returned to Med One prior to the repayment of Med One’s net investment in the applicable equipment lease are not successfully remarketed.  The proceeds from these financings were recorded as debt.  Amounts invoiced to customers for tests performed or the minimum monthly rental fee related to the units sold to Med One are recorded as revenue. A portion of each fee is recorded as interest expense and the remainder reduces the amount recorded as debt.  We continue to record depreciation expense on the units sold to Med One which is recorded to cost of revenues.

On September 22, 2006 we completed our acquisition of substantially all of the assets of Trestle. As part of the agreement, we purchased certain assets of Trestle, including high speed scanning technology, virtual systems, related intellectual property, a current product line, inventory, and manufacturing capabilities, and assumed certain liabilities of Trestle.  The purchase price for the assets was approximately $3.3 million in cash, including $0.5 million of acquisition costs.  In conjunction with the acquisition, we paid $2.8 million of cash to Trestle and its creditors.  We financed this transaction primarily with the $3.0 million of net proceeds from the equity financing with Safeguard described below.

On September 22, 2006, we entered into a securities purchase agreement with Safeguard pursuant to which we agreed to issue and Safeguard agreed to purchase 4,162,042 shares of common stock, together with warrants to purchase an additional 624,306 shares of common stock at an exercise price of $0.98 per share, for an aggregate purchase price of $3,000,000.  The purpose of this financing was to fund the purchase of Trestle, and is referred to as the “Trestle financing.”  The warrants issued in this transaction are exercisable for a period of four years after the issued date of September 22, 2006.  Following consummation of the Trestle financing, Safeguard beneficially owned approximately 59.6% of the Company’s outstanding common stock.  In connection with this financing, we agreed to register the shares purchased by Safeguard upon request by Safeguard.

We believe that our existing cash resources and anticipated revenues from our laboratory services business and from instrument sales to Dako following the launch of our ACIS® III device, together with continued access to our financing sources described above and our anticipated renewal of our line of credit with Comerica will be sufficient to satisfy the cash needs of our existing operations throughout 2007.  However, if we are unable to access one or more of these financing sources, if we are unable to renew our $8.5 million revolving line of credit with Comerica upon expiration on February 28, 2007, if sales of our ACIS® III device are lower than anticipated or if we encounter other difficulties in executing our business plan, we may require additional financing.  Additionally, if we reach a decision to acquire or license complementary technology or acquire complementary businesses, we would require additional debt or equity financing, or would be required to monetize other assets.  There can be no assurance that we will be able to obtain additional debt or equity financing when needed or on terms that are favorable to us and our stockholders.  Furthermore, if additional funds are raised through an equity or convertible debt financing, our stockholders may experience significant dilution.

The following table summarizes our contractual obligations and commercial commitments at September 30, 2006, including our new operating facility lease and capital lease obligations.  These commitments exclude any remaining amounts necessary to complete the build-out of our new facility and a $3.0 million standby letter of credit provided to the landlord under the lease agreement for our new facility.

	Payment due by period
	(in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Revolving Lines of Credit	$6,500	$6,500	$—	$—	$—
Long-Term Debt Obligations	2,081	764	1,317	—	—
Capital Lease Obligations	4,181	2,127	2,054	—	—
Operating Leases	13,398	1,143	4,075	3,017	5,163
Total	$26,160	$10,534	$7,446	$3,017	$5,163

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that provide financing, liquidity, market or credit risk support or involve leasing, hedging or research and development services for our business or other similar arrangements that may expose us to liability that is not expressly reflected in the financial statements, except for facilities operating leases.

As of September 30, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

New Accounting Standards

Several new accounting standards have been issued and adopted.  Except for SFAS No. 123(R), none of these standards had a material impact on our financial position, results of operations, or liquidity.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109,  Accounting for Income Taxes . FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not completed its evaluation of the impact of adopting FIN 48.

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

We began providing the technical component of reference laboratory services in-house beginning in April 2004 and we began to provide additional oncology-focused laboratory services that complement our image analysis and certified Access reference laboratory services in December 2004. The success and viability of these initiatives is dependent on a number of factors including:

·                     our ability to develop and provide services that we have provided only for a relatively short time;

·                     adequate reimbursement;

·                     medical efficacy as demonstrated by clinical studies and governmental clearances;

·                     governmental clearances, governmental regulations and expansion of the menu of tests performed by ACIS® to bring greater economies of scale to our accounts operations; and

·                     our ability to obtain timely renewal of state and federal regulatory licenses.

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

Increased market acceptance of the ACIS® depends on a number of variables, including, but not limited to, the following:

·                     acceptance of our next generation ACIS® device in the marketplace;

·                     the ability of the ACIS® to perform as expected;

·                     acceptance by patients, physicians, third party payers and laboratories of the ACIS® to run the tests performed using it;

·                     our ability to develop a significant number of tests performed with the ACIS®;

·                     the amount of reimbursement by third party payers for a test performed using the ACIS®;

·                     our ability to expand our diagnostic laboratory service initiative;

·                     the effectiveness of our marketing, distribution and pricing strategy;

·                     availability of alternative and competing diagnostic products; and

·                     scientific studies and other publicity concerning ACIS® or competitive products.

The future commercial success of our products will depend primarily on convincing research, reference and clinical laboratories to evaluate and offer these products as research tools for scientists and clinical investigators and as diagnostic products to physicians, laboratory professionals and other medical practitioner and convincing physicians, laboratory professionals and other medical practitioners to order tests for their patients involving our technologies. To accomplish this, we will need to convince oncologists, pathologists and other members of the medical and biotechnology communities of the benefits of our products. Additionally, if ongoing or future clinical trials result in unfavorable or inconsistent results, these products may not achieve market acceptance. Even if the efficacy of our future products and services are established, physicians may elect not to use them for a number of reasons. These reasons might include the training required for their use or unfavorable reimbursement from health care payers.  We have entered into and intend to continue to enter into corporate collaborations for the development of new applications, clinical collaborations with respect to tests using the ACIS® and strategic alliances for the distribution of the ACIS® and our other products, including products we may develop in the future. In July 2005, we entered into a distribution and development agreement with Dako, which is exclusive in research and clinical markets and non-exclusive with respect to biotechnology and pharmaceutical companies (and their academic research partners). We therefore depend upon the success of Dako to distribute our ACIS® products and perform their responsibilities under our collaborative arrangements.  The transition from selling ACIS® systems directly to selling them through Dako has been challenging.  We experienced a slower than expected start-up of the implementation of our distribution arrangement with Dako.  The delayed ramp-up of this selling arrangement has resulted in our technology business experiencing a 46% decline in revenue from $6.6 million in the first nine months of 2005 to $3.5 million in the first nine months of 2006, and a corresponding decline in gross profit from $4.7 million to $2.2 million.  We believe that the ramp-up of business from this relationship will improve in the final quarter of 2006 and in 2007 once ACIS® III is launched.   If our arrangement with Dako is not successful, the marketability of our products and services may be limited and our technology could become underfunded and obsolete relative to new, emerging technologies of companies that have greater financial resources.  We cannot assure you that we will be able to enter into additional arrangements that may be necessary in order to develop and commercialize our products, or that we will realize any of the contemplated benefits from existing or new arrangements.

We have a history of operating losses, and our future profitability is uncertain.

We have incurred operating losses in every year since inception, and our accumulated deficit as of September 30, 2006 was $132.8 million. Those operating losses are principally associated with the research and development of our ACIS® technology, the start-up and early operations of our diagnostics laboratory business, the conducting of clinical trials, preparation of regulatory clearance filings, the development of Dako’s sales and marketing organization to commercialize the ACIS® and the capital investments we have made relating to our recently launched diagnostic services business. We may not be able to achieve profitable operations at any time in the future.

Because our operating expenses are likely to increase in the near term, we will need to generate significant additional revenue to achieve profitability. We expect to continue to incur losses as a result of the expansion of the laboratory services, ongoing research and development expenses, as well as increased sales expenses. We are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and then maintain profitability, the market value of our common stock may decline.

We recently completed our acquisition of substantially all of the assets of Trestle and may acquire other businesses, products or technologies in order to remain competitive in our market and our business could be adversely affected as a result of any of these future acquisitions.

On September 22, 2006 we completed our acquisition of substantially all of the assets of Trestle.  We financed this transaction primarily with the net proceeds from a private placement of 4,162,042 shares of common stock, purchased by Safeguard.  The integration of the Trestle business with our existing business could cause significant diversions of management time and resources.  Our business, financial condition and results of operations could be materially adversely affected if we are unable successfully integrate the acquired assets with our business.

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

We believe that our existing cash resources and anticipated revenues from our laboratory services business and from instrument sales to DAKO following the launch of our ACIS® III device, together with access to additional borrowings under our revolving credit facility with GE Capital (the amount of which will depend on the amount of our qualified accounts receivable borrowing base and other liquidity factors) and our equipment lease line with GE Capital (which remains subject to GE Capital’s ongoing review of our financial condition at the time of each funding request and approval of each funding request) and our anticipated renewal of our line of credit with Comerica will be sufficient to satisfy the cash needs of our continuing operations throughout 2007.  However, if we are unable to access one or more of these financing sources, if we are unable to renew our $8.5 million revolving line of credit with Comerica upon expiration on February 28, 2007, if sales of our ACIS® III device are lower than anticipated or if we encounter other difficulties in executing our business plan, we may require additional financing.  Additionally, if we reach a decision to acquire or license complementary technology or acquire complementary businesses, we would require additional debt or equity financing, or would be required to monetize other assets.  There can be no assurance that we will be able to obtain additional debt or equity financing when needed or on terms that are favorable to us and our stockholders.  Furthermore, if additional funds are raised through an equity or convertible debt financing, our stockholders may experience significant dilution.

Our present and future funding requirements will also depend on certain other external factors, including, among other things:

·     the level of research and development investment required to maintain and improve our technology position;

·     costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

·     our need or decision to acquire or license complementary technologies or acquire complementary businesses;

·     competing technological and market developments; and

·     changes in regulatory policies or laws that affect our operations.

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

We are required to comply with financial and other covenants in our debt financing agreements, and our ability to engage in certain business transactions may be limited by the restrictive covenants of our debt financing agreements.

Our existing financing agreements with Comerica and GE Capital contain financial covenants requiring us to meet financial ratios and financial condition tests, as well as covenants restricting our ability to:

·     incur additional debt;

·     pay dividends or make other distributions or payments on capital stock;

·     make investments;

·     incur or permit to existing liens;

·     enter into transactions with affiliates;

·     change business, legal name or state of incorporation;

·     guarantee the debt of other entities, including joint ventures;

·     merge or consolidate or otherwise combine with another company; and

·     transfer or sell our assets.

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

We may encounter significant delays and incur significant unexpected costs in scaling-up our manufacturing operations. In addition, we may encounter delays and difficulties in hiring and training the workforce necessary to manufacture the ACIS ®  in the increasing quantities required for us to achieve profitability. The failure to scale-up manufacturing operations successfully, in a timely and cost-effective manner, could have a material adverse effect on our revenues and income. We believe that we have adequate manufacturing capacity to meet anticipated demand for 2006. However, in order to meet demand thereafter, we will have to expand our manufacturing processes and manpower or rely on third-party manufacturers. We might encounter difficulties in expanding our manufacturing processes and hiring qualified personnel or in developing relationships with third-party manufacturers. If we are unable to overcome these difficulties our ability to meet product demand could be impaired or delayed.

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

The introduction of diagnostic tests embodying new technologies and the emergence of new industry standards can render existing tests obsolete and unmarketable in short periods of time. We expect competitors to introduce new products and services and enhancements to existing products and services. The life cycle of tests using the ACIS ® , and of the ACIS ®  itself, are difficult to estimate. Our future success will depend upon our ability to enhance our current tests, to develop new tests, and to enhance and continue to develop the hardware and software included in the ACIS ® , in a manner that keeps pace with emerging industry standards and achieves market acceptance. Our inability to accomplish any of these endeavors will have a material adverse effect on our business, operating results, cash flows and financial condition.

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

We believe that our continued success depends to a significant extent upon the efforts and abilities of our executive officers and our scientific and technical personnel, including the following individuals:

·     Ronald A. Andrews, our President and Chief Executive Officer;

·     James V. Agnello, our Senior Vice President and Chief Financial Officer;

·     Heather Creran, our Executive Vice President and Chief Operating Officer—Diagnostic Services;

·     Ken Bloom, M.D., our Chief Medical Director;

·     Karen Garza, our Senior Vice President, Strategic Planning & Business Development

·     Jose de la Torre-Bueno, Ph.D., our Vice President and Chief Technology Officer;

·     David J. Daly, our Vice President of Sales; and

·     James Cureton, our Vice President of Instrument Systems.

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

A new CPT code appropriate for image analysis went into effect on January 1, 2004.  The interim rates established for this code in 2004 were subsequently amended on January 1, 2005.  Under the new code, the total Medicare reimbursement for ACIS®-based procedures performed in physician offices or independent laboratories is approximately $168 per test, reflecting a technical component of approximately $100 and a professional component of approximately $68. The technical component involves preparation of the patient sample and running the test on the ACIS ®,  while the professional component involves the physician’s reading and evaluation of the test results. The actual amount varies based upon a geographic factor index for each state and may be higher or lower than the amounts indicated above in particular cases based on one’s geographic location.  In southern California, for example, where Clarient’s technical services are currently performed, the reimbursement amount for technical services is approximately $122 per slide.

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

Among many other factors complicating billing are:

·                     pricing differences between our fee schedules and the reimbursement rates of the payers;

·                     shared responsibilities between payers and patients as to which party is responsible for  discrete portions of payment; and

·                     disparity in coverage and information requirements among various carriers.

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

If a third party claims that we infringe upon its proprietary rights, any of the following may occur:

·                     we may become involved in time-consuming and expensive litigation, even if the claim is without merit;

·                     we may become liable for substantial damages for past infringement, including possible treble damages for allegations of willful infringement, if a court decides that our technologies infringe upon a competitor’s patent;

·                        a court may prohibit us from selling or licensing our product without a license from the patent holder, which may not be available on commercially acceptable terms, if at all, or which may require us to pay substantial royalties or grant cross licenses to our patents; and

·                     we may have to redesign our product so that it does not infringe upon others’ patent rights, which may not be possible or could require substantial funds or time.

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

Applications submitted for FDA clearance or approval will be subject to substantial restrictions, including, among other things, restrictions on the indications for which we may market these products, which could result in lower revenues. The marketing claims we will be permitted to make in labeling or advertising regarding our cancer diagnostic products, if cleared or approved by the FDA, will be limited to those specified in any clearance or approval. In addition, we are subject to inspection and marketing surveillance by the FDA to determine our compliance with regulatory requirements. Finally, we are subject to medical device reporting regulations that require us to report to the FDA or similar governmental bodies in other countries if our products cause or contribute to a death or serious injury or malfunction in a way that would be reasonably likely to contribute to death or serious injury if the malfunction were to recur.  If the FDA finds that we have failed to comply with these requirements, it can institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions, including:

·     fines, injunctions and civil penalties;

·                     recall or seizure of our products;

·                     operating restrictions, partial suspension or total shutdown of production;

·                     denial of requests for 510(k) clearances or pre-market approvals of product candidates;

·                     withdrawal of 510(k) clearances or pre-market approvals already granted; and

·                     criminal prosecution.

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

Our stock price is likely to continue to be volatile, which could result in substantial losses for investors

The market price of our common stock has in the past been, and in the future is likely to be, highly volatile. These fluctuations could result in substantial losses for investors. Our stock price may fluctuate for a number of reasons including, but not limited to:

·                     media reports and publications and announcements about cancer or diagnostic products or treatments or new innovations;

·                     developments in or disputes regarding patent or other proprietary rights;

·                     announcements regarding clinical trials or other technological or competitive developments by us and our competitors;

·                     loss of a significant customer or group purchasing organization contract;

·                     the hiring and retention of key personnel;

·                     announcements concerning our competitors or the biotechnology industry in general;

·                     regulatory developments regarding us or our competitors;

·                     changes in reimbursement policies concerning our products or competitors’ products;

·                     changes in the current structure of the healthcare financing and payment systems;

·                     stock market price and volume fluctuations, which have particularly affected the market prices for medical products and high technology companies and which have often been unrelated to the operating performance of such companies; and

·                     general economic, political and market conditions.

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

Some of our current stockholders hold a substantial number of shares which they are currently able to sell in the public market, or which they will be able to sell under registration statements that have already been declared effective by the Securities and Exchange Commission, and our employees hold options to purchase a significant number of shares and/or have been issued shares of restricted stock that are covered by registration statements on Form S-8. If our common stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock could fall. Safeguard, which owns a majority of our outstanding common stock, has rights, subject to some conditions, to require us to file registration statements covering shares owned by them that are not already covered by existing registration statements and to include Safeguard’s shares in registration statements that we may file for ourselves or other stockholders. Furthermore, if we were to include in a Company-initiated registration statement shares held by Safeguard pursuant to the exercise of its registrations rights, the sale of those shares could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.

We are controlled by a single existing stockholder, whose interests may differ from other stockholders’ interests and may adversely affect the trading price of our common stock.

Safeguard beneficially owns a majority of the outstanding shares of our common stock.  As a result, Safeguard will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets. In addition, Safeguard has the ability to elect all of our directors (although Safeguard has contractually agreed with us that our board of directors will consist of a majority of directors not specifically designated by Safeguard) and Safeguard could dictate the management of our business and affairs. The interests of Safeguard may differ from other stockholders’ interests. In addition, this concentration of ownership may delay, prevent, or deter a change in control and could deprive other stockholders of an opportunity to receive a premium for their common stock as part of a sale of our business. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

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

With our securities listed on the Nasdaq Capital Market, we face a variety of legal and other consequences that may negatively affect our business including, without limitation, the following:

·                     future issuances of our securities may require time-consuming and costly registration statements and qualifications because state securities law exemptions available to us are more limited;

·                     securities analysts may not initiate coverage of Clarient; and

·                     we may lose current or potential investors.

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

On July 10, 2006 we received a notice from the Nasdaq Listing Qualification Staff (“Staff”) that our common stock is subject to delisting from the Nasdaq Capital Market as a result of failure to comply with the $1.00 per share bid price requirement for 30 consecutive days as required by Nasdaq Marketplace Rule 4310(c)(4) (the “Rule”). In accordance with Nasdaq Marketplace Rule 4310(c)(8)(D), we will be provided 180 calendar days, or until January 8, 2007, to regain compliance. If at anytime before January 8, 2007, the bid price of our common stock closes at $1.00 per share for 10 consecutive days, the Nasdaq staff will provide written notification that we comply with the Rule.     If compliance with this Rule cannot be demonstrated by January 8, 2007, the Nasdaq staff will determine whether we meet The Nasdaq Capital Market initial listing criteria as set forth in Marketplace Rule 4310(c), except for the minimum bid price requirement. If it meets the other initial listing criteria, the Nasdaq staff will notify us that we have been granted another 180 calendar day compliance period. If we do not regain compliance with the Rule and are not eligible for an additional compliance period, the Staff will provide written notification that we will be delisted and, at that time, we may appeal the determination to delist to a Listing Qualifications Panel.  As of the date of this filing, the Company has not received notification from Nasdaq that the Company has regained compliance.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Historically, we have invested excess cash in short-term debt securities that are intended to be held to maturity.  These short-term investments typically have various maturity dates which do not exceed one year.  We had no short-term investments as of September 30, 2006.

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

We believe that our existing cash resources and anticipated revenues from our laboratory services business and from instrument sales to DAKO following the launch of our ACIS® III device, together with access to additional borrowings under our revolving credit facility with General Electric Capital Corporation (“GE Capital”) (the amount of which will depend on the amount of our qualified accounts receivable borrowing base and other liquidity factors) and our equipment lease line with GE Capital (which remains subject to GE Capital’s ongoing review of our financial condition at the time of each funding request and approval of each funding request) will be sufficient to satisfy the cash needs of our continuing operations throughout 2007.  However, if we are unable to access one or more of these financing sources, if we are unable to renew our $8.5 million revolving line of credit with Comerica upon expiration on February 28, 2007, if sales of our ACIS® III device are lower than anticipated or if we encounter other difficulties in executing our business plan, we may require additional financing.  Additionally, if we reach a decision to acquire or license complementary technology or acquire complementary businesses, we would require additional debt or equity financing, or would be required to monetize other assets.  There can be no assurance that we will be able to obtain additional debt or equity financing when needed or on terms that are favorable to us and our stockholders.  Furthermore, if additional funds are raised through an equity or convertible debt financing, our stockholders may experience significant dilution.

Our present and future funding requirements will also depend on certain other external factors, including, among other things:

·                     the level of research and development investment required to maintain and improve our technology position;

·                     costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

·                     our need or decision to acquire or license complementary technologies or acquire complementary businesses;

·                     competing technological and market developments; and

·                     changes in regulatory policies or laws that affect our operations.

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

Increased market acceptance of the ACIS® depends on a number of variables, including, but not limited to, the following:

·                     acceptance of our next generation ACIS® device in the marketplace;

·                     the ability of the ACIS® to perform as expected;

·                     acceptance by patients, physicians, third party payers and laboratories of the ACIS® to run the tests performed using it;

·                     our ability to develop a significant number of tests performed with the ACIS®;

·                     the amount of reimbursement by third party payers for a test performed using the ACIS®;

·                     our ability to expand our diagnostic laboratory service initiative;

·                     the effectiveness of our marketing, distribution and pricing strategy;

·                     availability of alternative and competing diagnostic products; and

·                     scientific studies and other publicity concerning ACIS® or competitive products.

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

We have entered into and intend to continue to enter into corporate collaborations for the development of new applications, clinical collaborations with respect to tests using the ACIS® and strategic alliances for the distribution of the ACIS® and our other products, including products we may develop in the future. In July 2005, we entered into a distribution and development agreement with Dako, which is exclusive in research and clinical markets and non-exclusive with respect to biotechnology and pharmaceutical companies (and their academic research partners). We therefore depend upon the success of Dako to distribute our ACIS® products and perform their responsibilities under our collaborative arrangements.  The transition from selling ACIS® systems directly to selling them through Dako has been challenging.  We experienced a slower than expected start-up of the implementation of our distribution arrangement with Dako.  The delayed ramp-up of this selling arrangement has resulted in our technology business experiencing a 46% decline in revenue from $6.6 million in the first nine months of 2005 to $3.5 million in the first nine months of 2006, and a corresponding decline in gross profit from $4.7 million to $2.2 million.  We believe that the ramp-up of business from this relationship will improve in the final quarter of 2006 and in 2007 once ACIS® III is launched.   If our arrangement with Dako is not successful, the marketability of our products and services may be limited and our technology could become underfunded and obsolete relative to new, emerging technologies of companies that have greater financial resources.  We cannot assure you that we will be able to enter into additional arrangements that may be necessary in order to develop and commercialize our products, or that we will realize any of the contemplated benefits from existing or new arrangements.

We recently completed our acquisition of substantially all of the assets of Trestle and may acquire other businesses, products or technologies in order to remain competitive in our market and our business could be adversely affected as a result of any of these future acquisitions.

On September 22, 2006 we completed our acquisition of substantially all of the assets of Trestle Holdings, Inc., and Trestle Acquisition Corp. (a wholly-owned subsidiary of Trestle Holdings, Inc.) (collectively, “Trestle”).  We financed this transaction primarily with the net proceeds from a private placement of 4,162,042 shares of common stock, purchased by Safeguard Scientifics, Inc.  The integration of the Trestle business with our existing business could cause significant diversions of management time and resources.  Our business, financial condition and results of operations could be materially adversely affected if we are unable successfully integrate the acquired assets with our business.

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

On July 10, 2006 we received a notice from the Nasdaq Listing Qualification Staff (“Staff”) that our common stock is subject to delisting from the Nasdaq Capital Market as a result of failure to comply with the $1.00 per share bid price requirement for 30 consecutive days as required by Nasdaq Marketplace Rule 4310(c)(4) (the “Rule”). In accordance with Nasdaq Marketplace Rule 4310(c)(8)(D), we will be provided 180 calendar days, or until January 8, 2007, to regain compliance. If at anytime before January 8, 2007, the bid price of our common stock closes at $1.00 per share for 10 consecutive days, the Nasdaq staff will provide written notification that we comply with the Rule.     If compliance with this Rule cannot be demonstrated by January 8, 2007, the Nasdaq staff will determine whether we meet The Nasdaq Capital Market initial listing criteria as set forth in Marketplace Rule 4310(c), except for the minimum bid price requirement. If it meets the other initial listing criteria, the Nasdaq staff will notify us that we have been granted another 180 calendar day compliance period. If we do not regain compliance with the Rule and are not eligible for an additional compliance period, the Staff will provide written notification that we will be delisted and, at that time, we may appeal the determination to delist to a Listing Qualifications Panel.  As of the date of this filing, the Company has not received notification from Nasdaq that the Company has regained compliance.

Item 6. Exhibits

Exhibit Number	Description
10.1	Assignment Agreement and Bill of Sale between the Company and Med One Capital, Inc. dated August 31, 2006 (a)
10.2	Securities Purchase Agreement, dated September 22, 2006, by and between the Company and Safeguard Delaware, Inc. (b)
10.3	Form of Common Stock Warrant issued to Safeguard Delaware, Inc. pursuant to the Securities Purchase Agreement, dated September 22, 2006 (b)
10.4	Loan and Security Agreement dated September 29, 2006 between the Company and General Electric Capital Corporation (c)

31.1	Certifications pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a) for Ronald A. Andrews. (*)
31.2	Certifications pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a) for James V. Agnello. (*)
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Ronald A. Andrews. (*)
32.2	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for James V. Agnello. (*)

(*)            Filed herewith.

(a)             Incorporated by reference to the Company’s Current Report on Form 8-K filed September 1, 2006

(b)            Incorporated by reference to the Company’s Current Report on Form 8-K filed September 25, 2006

(c)             Incorporated by reference to the Company’s Current Report on Form 8-K filed October 5, 2006

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLARIENT, INC.

DATE: NOVEMBER 2, 2006	BY:	/s/ Ronald A. Andrews
Ronald A. Andrews
President and Chief Executive Officer

DATE: NOVEMBER 2, 2006	BY:	/s/ James V. Agnello
James V. Agnello
Senior Vice President and Chief Financial Officer