Form 10-K
period 2006-12-31
CLARIENT, INC
filed 2007-03-27
CIK 1038223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

Commission File Number 0-22677

CLARIENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2649072
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
31 Columbia Aliso Viejo, CA	92656-1460
(Address of principal executive offices)	(Zip code)

(949) 425-5700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01 Rights to Purchase Series C Preferred Stock	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

NONE

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

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $25,233,125 based on the closing price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

The number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date,

Class	Outstanding at March 21, 2007
Common Stock, $.01 par value per share	71,490,912 shares

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated into the following parts of this Form 10-K: definitive proxy statement for 2007 Annual Meeting of Stockholders—Part III Items 10, 11, 12, 13 and 14.

Cautionary Note concerning Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industries in which we operate and other matters, as well as management’s beliefs and assumptions and other statements regarding matters that are not historical facts. These statements include, in particular, statements about our plans, strategies and prospects. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our forward-looking statements are subject to risks and uncertainties. Factors that might cause actual results to differ materially, include, but are not limited to, our ability to obtain additional financing on acceptable terms or at all, our ability to continue to develop and expand our services group business, our ability to expand and maintain a successful sales and marketing organization, continuation of favorable third party payer reimbursement for tests performed by us, our ability to maintain compliance with financial and other covenants in our credit facilities, our ability to successfully complete a joint development agreement with Zeiss for the development of novel markers, whether the conditions to payment of all or any portion of the $1.5 million of contingent consideration from the sale of our Technology business to Zeiss are satisfied, unanticipated expenses or liabilities or other adverse events affecting cash flow, uncertainty of success in developing any new software applications, failure to obtain Food and Drug Administration clearance or approval for particular applications, our ability to compete with other technologies and with emerging competitors in cell imaging and dependence on third parties for collaboration in developing new tests, and those risks which are discussed in “Risk Factors” below. Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by this cautionary statement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not occur.

PART I

Item 1.                        Business

General

Clarient was founded in 1993 (as ChromaVision, Inc.) and is headquartered in Aliso Viejo, California. Our vision is to improve the lives of those affected by cancer by bringing clarity to a complex disease. Our mission is to be the leader in cancer diagnostics by dedicating ourselves to collaborative relationships with the health care community as we translate cancer discovery and information into better patient care.

With the completion of the human genome project in the late 1990s, medical science has entered a new era of diagnostics that will move us closer than ever before to understanding the molecular causes for complex diseases, particularly cancer. As a result, the landscape of cancer management is undergoing significant change. There is now an escalating need for advanced oncology testing to provide physicians with necessary information on the cellular profile of a specific tumor, enabling them to select the most appropriate therapies. Significant business opportunities exist for companies, like Clarient, that execute strategies to extract value from this new environment. For this reason, we began performing under a new business plan in 2004 by launching a new business initiative—building a laboratory facility providing comprehensive services focused on cancer testing for both the clinical and research markets—to capitalize on the growth that is anticipated over the next five to ten years in the cancer diagnostics market.

In 2005, we completed the first stage of the transformation of our business from ChromaVision (positioned as a medical device provider with a single application) to Clarient (positioned as a technology and services company offering a full menu of advanced tests to assess and characterize cancer). We gathered an experienced group of professionals from the anatomic pathology laboratory and the in-vitro diagnostics businesses to carefully guide this transition. We achieved a year of rapid growth by commercializing a set of services to provide the community pathologist with the latest in cancer diagnostic technology, anchored by our own proprietary image analysis technology and augmented by other key technologies. In June 2005, we signed a distribution and development agreement with Dako A/S (“Dako”), a Danish company recognized as a worldwide leader in pathology diagnostics systems. This enabled us to strengthen our legacy position as the leader in cellular digital image analysis with the ACIS® Automated Image Analysis System (“ACIS”) and accelerate our market penetration worldwide.

In 2006, we focused on the execution of our plan to capitalize on the growth of the cancer diagnostics market. We worked toward completing our operational milestones for our services business and our commitment to co-develop the new ACIS III with Dako, which was launched in November 2006. We expanded on our base of immunohistochemistry (IHC) with the addition of flow cytometry and fluorescent in situ hybridization (FISH) molecular testing. These additions positioned Clarient to move beyond solid tumor testing into the important area of leukemia/lymphoma assessment. We also completed a consolidation of our business with the move into a state-of-the-art facility without disruption to our customers.

In March 2007, we entered the second stage of our business strategy by selling our Technology business (which developed, manufactured and marketed the ACIS) and related intellectual property assets (the “ACIS Sale”) to Carl Zeiss MicroImaging, Inc. (“Zeiss”), an international leader in the optical and opto-electronics industries. The ACIS Sale provides us the financial resources to focus our efforts on the most profitable and fastest growing opportunities within our services business. We believe our strength as a leading cancer diagnostics laboratory, our deep domain expertise and access to robust intellectual property can propel our continued growth through the development of additional tests, unique analytical capabilities and other service offerings.

Our focus is on identifying high-quality opportunities to increase our profitability and differentiate Clarient’s service offerings in our highly-competitive market. An important aspect of our strategy is to create near- and long-term, high margin revenue generating opportunities by connecting our medical expertise with our intellectual property to develop novel diagnostic tests and analytical capabilities. In addition, we are working to identify specific partners and technologies to assist in the commercialization of these novel markers. Novel markers, or biomarkers, are characteristics of an individual’s tumor or disease that, once identified and qualified, allow for more accurate prognosis, diagnosis and treatment. Broader discovery and use of novel markers is hoped to clarify and simplify decisions for healthcare providers and the biopharmaceutical industry. The growing demand for personalized medicine has generated a need for these novel diagnostics, creating a new market expected to reach $1 billion in three to five years based on our internal estimates.

In 2007, we will focus on four primary areas:

•       Financial discipline to achieve break-even in our cash flow from operations;

•       Operational discipline to achieve scaleable operations;

•       Commercial discipline to target the right customers; and

•       Strategic discipline to invest in high-value expansion opportunities to create shareholder value.

Industry Overview

The advent of proteomics—the scientific study of DNA expression as specific proteins in cells and their activation pathways—has provided the ability to characterize cells in a number of diseases, such as cancer. This knowledge may be applied to provide early insight into the molecular definition of a disease and to clarify the most probable pathway for that disease process. Many biopharmaceutical and pharmaceutical companies are rapidly developing drugs to inhibit or reduce the adverse effects of certain proteins in cancer progression. These drugs target tumor cells which exhibit certain genetic or behavioral characteristics, with the goals of yielding better patient outcomes and fewer drug side effects.

Pharmaceutical companies are investing billions of dollars in the development of high-potential targeted therapies, one of the fastest growing segments of oncology drug development. Every day of a delay to market has a substantial and quantifiable cost for these pharmaceutical companies. Further, many of these therapies will require a specific test (referred to as a “theranostic” or “companion diagnostic”) to assist physicians in selecting the right drug for the right patient. Beginning early in the process, the same theranostic is likely to accelerate the process for drug approval and market introduction by guiding selection of the most appropriate patients for the clinical trials. The Food and Drug Administration (FDA) Critical Path Initiative specifies this approach.

Currently, we estimate that there are over 1,300 active drug projects focused on an estimated 45 cancer indications. Of these, over 80 therapies are in Phase III clinical trials and more than 300 compounds are in Phase II clinical trials. Over 50% of these compounds are directed at specific targets. Of the compounds directed at specific targets, we believe 57% are directed at the top four solid tumor cancers (lung, breast, colon and prostate) and 42% are directed at the areas of leukemia/lymphoma—matching our core capabilities. The remaining 1% are directed at other cancers. As the compounds that represent targeted therapies are released to the market, the way that cancer is managed will change dramatically. The result will be a clinical need for quantitative or semi-quantitative measurement of the relevant targeted proteins within a cancer cell. An example of a targeted therapy that uses a companion diagnostic test is Genentech’s Herceptin, used to target breast tumor cells that have a significant amount of Her2/neu protein on the cell membrane. The National Comprehensive Cancer Network (NCCN) now mandates that all new breast tumors be tested for Her2/neu status levels.

Using traditional methods, pathologists often have difficulty determining which patients are most likely to benefit from new therapies. Although anatomic pathologists specialize in diagnosing abnormal changes in tissue, most anatomic pathology laboratories are still operating using traditional testing methods with little or no automation, no routine proficiency testing and a lack of standardized systems. We believe that pathologists need to be armed with the best resources to allow them to provide the most reliable and accurate information possible. We expect that new, advanced methods will be essential as clinicians require answers that are more precise, reliable and consistent.

We estimate that the market for advanced cancer diagnostic testing will increase from an estimated $1.5 billion today to over $3.0 billion by 2012. Many factors contribute to this increase, including increasing incidences of cancer in an aging population, new therapies and expanded testing panels. Recent trends indicate treatment decisions are likely to involve the assessment of a complex panel of protein and gene based testing rather than a single test. Therefore, diagnostic and predictive testing for these therapies will likely become increasingly complex and there will be increased demand for sophisticated services to either interpret test results or assist pathologists in such interpretations. Our goal is to position ourselves to participate in a substantially greater portion of the cancer diagnostics market by serving the needs of the market from drug discovery through clinical practice through a technology-empowered laboratory, deploying the best available testing platforms and leveraging the Internet to deliver this information to the community pathologist.

Business Segments

In the past, we operated primarily in two business segments: a services group delivering critical oncology testing services to community pathologists, biopharmaceutical companies and other researchers; and a technology group developing, manufacturing and marketing the ACIS. We recently sold our Technology business to Zeiss in the ACIS Sale. The segment and geographic area information for the year ended December 31, 2006 is incorporated by reference from Note 12 “Business Segments,” of the Notes to the Consolidated Financial Statements.

Services Group

We provide a wide variety of cancer diagnostics and consultative services, ranging from technical laboratory services to professional interpretation. By combining our core competencies in image analysis and data quantification with our knowledge of virtual environments, we believe we have created a unique service offering to community pathologists in the U.S. We believe that the growing need for precise diagnosis combined with the ability to put comprehensive information into a single, coherent computer-accessible platform for clinicians presents development opportunities for new directed diagnostic services using the image analysis platform. We offer a broad menu of specialized technologies such as image analysis, FISH, flow cytometry, cytogenetics and molecular diagnostics. Our focus in anatomic pathology is on the top four solid tumors (breast, prostate, lung and colon) representing 61% of all new cases. In addition, we also provide hematopathology testing for leukemia and lymphoma. The laboratory expects to expand our service offerings as new assays emerge. We also offer our PATHSiTE Remote Pathology program, which allows community pathologists to take advantage of our services offering despite having limited in-house staining capability or a low volume of slides that would not justify having a full system.

In addition, we provide a complete compliment of commercial services to biopharmaceutical companies and other research organizations to assist their efforts, ranging from drug discovery to the development of directed diagnostics through clinical trials. Through these services, we seek to apply our in-licensed intellectual property and proprietary software to the ongoing development of custom applications with FDA-cleared reagents using available image analysis platforms. We believe that this gives us the ability to continue to develop a larger menu of applications for image analysis systems and to drive higher demand for our diagnostic services. In 2005, we signed agreements with Pfizer and Eli Lilly that formally launched our service offering in the biopharmaceutical research segment. In 2006, our priority was to establish a complete offering for the clinical marketplace. We will continue to pursue opportunities as they are available, but begin to build a scaleable infrastructure for a more complete research offering to be launched in 2008.

Billing.   Revenues for our services group are derived primarily from billing insurers, pathologists and patients for the diagnostic services that we provide.

Third party billing.   The majority of revenue currently generated by our services group is for patients covered by healthcare insurance, including Medicare or other third party insurance companies such as Blue Cross. In these situations, we bill an insurer that pays a percentage of the amount billed based on several factors including the type of coverage (for example, HMO or PPO), whether the charges are considered to be in network or out of network, and the amount of any co-payments or deductibles that the patient may have at that time. Our bills typically identify the service provided using billing codes know as Common Procedural Terminology (CPT) codes. The amounts that are paid to us are a function of the payers’ policies for paying claims of these types and whether we have specific agreements in place with the payers. We also have a Medicare supplier number that allows us to bill and collect from Medicare.

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

Technology Group

During 2006, our technology group developed, manufactured and marketed hardware, software and web-enabled cellular image analysis systems using FDA-cleared proprietary algorithms. These platforms used powerful, innovative analysis platforms for the researcher and clinician—built upon the ChromaVision legacy of the ACIS, which is designed to assist physicians in making critical medical decisions. The ACIS combines an automated microscope and a digital camera with color imaging software to scan stained slides of tissue or cells. Using proprietary technology, the pathologist is able to view the stored images for interpretation and quantitative analysis. As the first integrated digital cellular imaging device, the ACIS elevated the use of bright field microscopy in anatomic pathology to a new level. Based on the number of system placements, the ACIS is now a preferred digital imaging solution in cell-based analysis around the world. Studies have shown that the ACIS provides the reproducible and reliable results that today’s targeted cancer therapies and drug discovery efforts require.

In June 2005, we signed a distribution and development agreement with Dako. Under the terms of the distribution agreement, Dako paid us a transfer price for each unit sold. In November, 2006 we completed the final development milestones and shipped the first commercial orders for the ACIS III—providing an integrated, work flow solution for customers choosing to perform image analysis using the Dako staining platforms.

On September 22, 2006, we completed our purchase of substantially all of the assets of Trestle Holdings, Inc., and Trestle Acquisition Corp. (a wholly-owned subsidiary of Trestle Holdings, Inc.) (collectively, “Trestle”). The assets acquired include current product line and inventory, manufacturing capabilities, high speed scanning technology and related intellectual property.

On March 8, 2007, we sold the technology group business and related intellectual property assets (which included the assets acquired from Trestle) to Zeiss in the ACIS Sale for an aggregate purchase price of $12.5 million, consisting of $11 million in cash (subject to adjustment based on certain cash expenditures and receipts after March 1, 2007) and up to an additional $1.5 million in contingent purchase price which is payable in whole or in part (if at all) subject to satisfaction of certain post-closing conditions relating to intellectual property. As part of the transaction, we entered into a license agreement with Zeiss pursuant to which Zeiss granted us a non-exclusive, perpetual and royalty-free license to certain of the transferred patents, copyrights and software code for use in connection with imaging applications (excluding sales of imaging instruments) and our laboratory services business. The acquisition agreement also contemplates that we and Zeiss will each invest up to $3 million in cash or other in-kind contributions to pursue strategic joint development arrangements to develop novel markers and new menu applications for the ACIS product line and that the parties will cooperate to enter into a definitive agreement with respect to such an arrangement within 120 days following the closing date. We have no obligation, should the parties be unable to agree upon terms for such a definitive agreement.

We also agreed not to compete with Zeiss in connection with the development, production and sale of imaging instruments for a period of 42 months following the closing date. In addition, we agreed to provide certain customary transition services to Zeiss until September 2007 (subject to payment of customary transition services fees). The parties also entered into a sublease pursuant to which Zeiss will sublease the premises currently occupied by the Technology business for three years for a proportionate share of the rent payable to the landlord under our lease agreement.

Approximately 37 of our employees that were devoted primarily to our Technology business were terminated by us on March 8, 2007, and have been offered employment with Zeiss. We have agreed not to solicit those employees for employment without Zeiss’s consent for a period of 42 months following the closing date (unless such employees are first terminated by Zeiss). Zeiss did not hire any of our executive officers.

Sales

The process of selling diagnostic services requires a skilled diagnostic sales force that can help pathologists understand the complexity of cancer and the value proposition we offer. We currently have 29 people dedicated to sales and marketing. We are organized into three regions, with a sales manager for each region. Within a region, each sales representative has a dedicated territory selected based on revenue potential. We intend to continue to expand our sales force as appropriate. Our sales approach focuses on expanding organic sales in our current customer base as well as new customer acquisition targets. The sales effort is targeted to community pathology practices and hospitals, and is designed to understand the customer’s needs and develop appropriate solutions from our range of laboratory service options. These options continue to expand as we add new cancer diagnostic capabilities.

Marketing & Strategic Initiatives

In 2006, our marketing efforts were focused on establishing a strong and distinctive brand identity for diagnostic services within our targeted segment of community pathologists. We use Clarient’s CONTiNUUM™ national and regional seminar and webinar programs designed to provide a one-on-one collaborative environment for our advisory board and medical staff to interact directly with potential customers. We also use a web-based sales system to create a focal point for customer and territory management data. We expanded this program in 2006 to allow automated tracking of CONTiNUUM events, tradeshows and other marketing initiatives. Our marketing efforts in 2006 reinforced our branding around collaboration with the community pathologist, and focused on creating customer advocates for our diagnostic service business.

Market Segmentation

Clinical Market.   We approach the clinical market as three distinct groups of potential customers. Our data indicate that there are approximately 4,000 hospitals or networks in the U.S. that require cancer diagnostic or prognostic services. Clarient has a specific offering designed for each target segment.

Larger community hospitals and pathology groups:   While many pathologists have the expertise to perform and evaluate testing, the costs of acquiring the necessary equipment and staff are often prohibitive. These high costs make them the primary targets for our PATHSiTE suite of virtual services. For these customers, we typically perform the technical aspects at our facility, and then allow the pathologist to accesses the information at his convenience via the Internet to perform the professional evaluation. Since community hospitals and pathology groups typically choose to outsource most specialized tests, they are primary targets for our comprehensive diagnostic services offerings.

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

Research Market.   We estimate that there are over 1,000 biopharmaceutical organizations world-wide that could benefit from our laboratory expertise and our image analysis capabilities in the development of targeted therapeutics and companion diagnostics.

Patents and Proprietary Technology

In the past, our patent strategy related primarily to the underlying concepts of the unique features of the ACIS, its associated processes and methodologies, as well as our specific implementation of those processes and methodologies. Going forward, our patent approach will focus on broadening the scope of our intellectual property portfolio for laboratory services methodologies, using automated cellular instrumentation, rare event identification, and our proteomic mathematic capabilities. As part of the ACIS Sale, we transferred our patent portfolio and other intellectual property relating to our Technology business to Zeiss. However, we retained a license to use certain of the transferred intellectual property, which we believe will be useful in our development of new tests, applications, unique analytical capabilities and other service offerings, including novel markers.

We also rely on trade secrets and proprietary know-how that we seek to protect, in part, through confidentiality agreements with our employees, consultants, customers, business partners, and other third parties. As a condition of employment, we require that all full-time and part-time employees enter into an inventions assignment and non-disclosure agreement. If we are unable to protect our patents and proprietary rights, our reputation and competitiveness in the marketplace could be materially damaged. Litigation may therefore be necessary in order to enforce any patents that we now hold or that are issued to us.

Competition

Competition in the pharmaceutical, biotechnology, and diagnostic services segments is intense and has increased with the rapid pace of technological development. The oncology testing marketplace has been consolidating. The esoteric clinical laboratory business, including flow cytometry, molecular diagnostics, analysis of tumors of unknown origin, expanded services for immunohistochemistry and cytogenetics is highly competitive and is dominated by two national laboratories—Laboratory Corporation of America Holdings (LabCorp) and Quest Diagnostics. Both companies offer a wide test and product menu with significant financial, sales and logistical resources. In addition, they have an extensive portfolio of contracts with payer groups. Other competitors include Genzyme, and AmeriPath’s Specialty Labs division, with strong presences in oncology diagnostics. Our secondary competitors are laboratories affiliated with large medical centers or universities, such as Mayo Medical Laboratories and Associated Regional University Pathologists (ARUP).

We believe that healthcare providers consider a number of factors when selecting a laboratory, including:

•       service capability and quality;

•       accuracy, timeliness and consistency in reporting test results;

•       number and type of tests performed by the laboratory;

•       reputation in the medical community; and

•       pricing.

We believe that we are an effective competitor in each of these areas..

Companies within the diagnostic testing industry are also responding to new technologies, products and services. We believe some of our current competitors—as well as other currently non-competitive companies—are actively conducting research in areas where we are also conducting development activities. The products and services these companies develop may directly compete with our current or potential services, or may address other areas of diagnostic evaluation, making those companies compete more effectively against us. Furthermore, because the diagnostic testing market is sensitive to the timing of product and service availability, quickly developing and achieving clinical study and regulatory success may provide an advantage.

Collaborations and Partnerships

As we move into the next phase of our business strategy, our goal is to develop novel diagnostic tools that simplify and clarify health care decisions. This requires the implementation of two interdependent strategies:

•       Creating a series of high-value capabilities that assist diagnostic / biotechnology companies in commercializing novel tests.

•       Developing differentiating applications and capabilities for commercialization through our services that expand the additional testing opportunities for each patient sample, drive market share, expand our offering or extend our market reach.

We focus on these opportunities by dedicating resources to our business development function. In November 2006, we announced collaboration agreements with Natural Selection, Inc. to use their genomic mathematic capability to supplement our proteomic mathematic capability to help develop novel cancer markers. As part of the ACIS Sale, we expect to collaborate with Zeiss to use our rare event detection capability and Zeiss’s expertise in microscopy and laser micro-dissection, to develop novel cancer markers. We and Zeiss are each expected to commit up to $3 million of cash, services and/or technologies to this collaboration.

Reimbursement

Laboratory services provided for patients with the assistance of automated image analysis technology are eligible for third party reimbursement under well-established medical billing codes. These billing codes are known as Healthcare Common Procedure Coding Systems (HCPCS) codes and incorporate a coding system know as Common Procedural Terminology (CPT®) codes. The billing codes are the means by which Medicare and private insurers identify certain medical services that are provided to patients in the United States. CPT codes are established by the American Medical Association (AMA). The amounts reimbursed by Medicare for the CPT codes are established by the Centers for Medicare and Medicaid Services (CMS) using a relative value system, with recommendations from the AMA’s Relative Value Update Committee and professional societies representing the various medical specialties.

A CPT code (88361) specific to computer-assisted image analysis went into effect on January 1, 2004. Under this code, in 2004 the total Medicare reimbursement for ACIS-based procedures performed in physician offices or independent laboratories was approximately $139 per test, reflecting a technical component of approximately $84 and a professional component of approximately $55. The technical component involves preparation of the patient sample and scanning the image on the ACIS, while the professional component involves the physician’s reading and evaluation of the test results. We receive payment for the technical component. The actual amount varies based upon a geographic factor index for each state and may be higher or lower than the Medicare national amounts in particular cases based on one’s geographic location.

We worked with relevant medical societies and other appropriate constituents to obtain appropriate reimbursement amounts by all payers for providers of image analysis-based services. The objective of these efforts is for the amount paid by Medicare and other payers for image analysis-based services to accurately reflect the technology costs, the benefit that image analysis brings to patients, and its positive impact on healthcare economics. For 2006, these rates for Medicare services billed under code 88361 were increased to approximately $168 per test, of which $100 was for the technical component of reimbursement and $68 was for professional interpretation. For 2007, these rates were adjusted to approximately $158 per test, which reflects approximately $98 for the technical component and $60 for the professional interpretation. In California, where our laboratory performs these tests for our diagnostic services operation, 2006 reimbursement was $195 per test, of which $122 was for the technical component and $73 was for professional interpretation. For 2007, these rates were adjusted to approximately $186 per test, which reflects approximately $120 for the technical component and $65 for the professional interpretation.

Beginning in 2007, CMS revised the methodology for calculating payment rates for services billed under the Medicare Physician Fee Schedule, which includes image analysis under CPT code 88361. The methodological adjustments as a result of the changes to practice expense relative values, which affects the calculation of the technical component for which we bill, are scheduled to be transitioned over a four-year period.

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

Research & Development

Historically, our research and development activities involved identifying and developing new applications for automated image analysis technology platforms and on the scientific elements of assay design for the use of advanced imaging as applied to the detection and quantification of reagent-stained cellular material. As we move into the next phase of our business strategy, our staff will focus primarily on developing new assays and novel cancer markers to commercialize for our laboratory services business. Quality and regulatory staff assure that every developed test and application meets stringent regulatory guidelines.

Governmental Regulatory Status

Our business is subject to extensive regulations as described below.

Existing federal laws governing Medicare and Medicaid and other similar state laws impose a variety of broadly described restrictions on financial relationships among healthcare providers, including clinical laboratories. These laws include the federal anti-kickback law which prohibits individuals or entities, including clinical laboratories, from, among other things, making any payments or furnishing other benefits intended to induce or influence the referral of patients for tests billed to Medicare, Medicaid or certain other federally funded programs. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs (“Programs”). In addition, some kickback allegations have been claimed to violate the federal False Claims Act (discussed above). In addition, many states have adopted laws similar to the federal anti-kickback law. Some of these state prohibitions apply to referral of patients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs.

Many of the federal and state anti-fraud statutes and regulations, including their application to joint ventures and collaborative agreements, are vague or indefinite and have not been interpreted by the courts.

In addition, these laws include self-referral prohibitions which prevent us from accepting referrals from physicians who have non-exempt ownership or compensation relationships with us. There are other rules governing billing markups and direct billing rules that may apply to our relationships with our customers. The federal anti-“self-referral” law, commonly known as the “Stark” Law, prohibits, with certain exceptions, Medicare payments for laboratory tests referred by physicians who have, personally or through a family member, an investment interest in, or a compensation arrangement with, the testing laboratory. A person who engages in a scheme to circumvent the Stark Law’s prohibitions may be fined up to $100,000 for each such arrangement or scheme. In addition, anyone who presents or causes to be presented a claim to the Medicare program in violation of the Stark Law is subject to monetary penalties of up to $15,000 per claim submitted, an assessment of several times the amount claimed, and possible exclusion from participation in federal healthcare programs. In addition, claims submitted in violation of the Stark Law may be alleged to be subject to liability under the federal False Claims Act and its whistleblower provisions.

Several states in which we operate have enacted legislation that prohibits physician self-referral arrangements and/or requires physicians to disclose any financial interest they may have with a healthcare provider to their patients when referring patients to that provider. Some of these statutes cover all patients and are not limited to Program beneficiaries. Possible sanctions for violating state physician self-referral laws vary, but may include loss of license and civil and criminal sanctions. State laws vary from jurisdiction to jurisdiction and, in a few states, are more restrictive than the federal Stark Law. Some states have indicated they will interpret their own self-referral statutes the same way that CMS interprets the Stark Law, but it is possible the states will interpret their own laws differently in the future.

The laws of many states also prohibit physicians from sharing professional fees with non-physicians and prohibit non-physician entities, such as us, from practicing medicine and from employing physicians to practice medicine.

Of particular importance to our operations are federal and state laws prohibiting fraudulent billing and providing for the recovery of non-fraudulent overpayments, as a large number of laboratories have been forced by the federal and state governments, as well as by private payers, to enter into substantial settlements under these laws. In particular, if an entity is determined to have violated the federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of between $5,500 to $11,000 for each separate false claim. There are many potential bases for liability under the federal False Claims Act. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. Submitting a claim with reckless disregard or deliberate ignorance of its truth or falsity could result in substantial civil liability. A trend affecting the healthcare industry is the increased use of the federal False Claims Act and, in particular, actions under the False Claims Act’s “whistleblower” or “qui tam” provisions to challenge providers and suppliers. Those provisions allow a private individual to bring actions on behalf of the government alleging that the defendant has submitted a fraudulent claim for payment to the federal government. The government must decide whether to intervene in the lawsuit and to become the primary prosecutor. If it declines to do so, the individual may choose to pursue the case alone, although the government must be kept apprised of the progress of the lawsuit. Whether or not the federal government intervenes in the case, it will receive the majority of any recovery. In addition, various states have enacted laws modeled after the federal False Claims Act.

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

CMS is charged with the implementation of CLIA, including laboratory registration, fee collection, surveys, surveyor guidelines and training, enforcement, approvals of proficiency testing providers, accrediting organizations and exempt states. The Centers for Disease Control and Prevention is responsible for the CLIA studies, convening the Clinical Laboratory Improvement Amendments Committee (CLIAC) and providing scientific and technical support/consultation to the Department of Health and Human Services and CMS. The FDA is responsible for test categorization and regulation of the medical devices used by clinical laboratories, including analyte specific reagents (ASRs), in vitro diagnostic multivariate index assays (IVDMIAs), general purpose reagents, laboratory equipment, instrumentation and controls.

To enroll in the CLIA program, laboratories must first register by completing an application, pay fees, be surveyed, if applicable, and become certified in the state in which they operate. We received our California state licensure with CLIA certification in the fourth quarter of 2004.

The State of California Department of Health and Human Services—Laboratory Field Services enforces the state’s requirements to apply for and maintain licensure, CLIA certification, and proficiency testing. CLIA accreditation is maintained through regular inspections by the College of American pathologists (CAP). Our facilities have been inspected by these authorities and have been issued licenses to manufacture medical devices and provide laboratory diagnostic services in California. These licenses must be renewed every year. The State of California could prohibit our provision of laboratory services if we failed to maintain these licenses. We must also satisfy various other state application and provisional requirements.

The FDA has stated that clinical laboratories which develop tests in-house are considered to be manufacturers of medical devices and are subject to the FDA’s jurisdiction under the federal Food, Drug, and Cosmetic Act (FD&C Act). We develop assays and intend to validate new markers as they become available to us. Many of these assays and new markers will be considered ASRs or “home brews.” With respect to the ASRs, the FDA announced in November 1997 that it will exercise enforcement discretion over laboratory-developed ASRs, as well as laboratory-developed tests using commercially available and laboratory-developed ASRs. ASRs are reagents composed of chemicals or antibodies considered the active ingredients of tests used to identify one specific disease or condition. In addition, the FDA announced (in draft guidance in September 2006) that IVDMIAs do not fall within the scope of laboratory-developed tests over which the FDA has generally exercised enforcement discretion. IVDMIAs are test systems that employ data, derived in part from one or more in vitro assays, and an algorithm to generate a result that diagnoses a disease or condition or is used in the cure, mitigation, treatment, or prevention of disease. In the draft guidance, the FDA said that IVDMIAs must meet pre- and post-market device requirements under the FD&C Act and FDA regulations, including premarket review of class II and III devices. We may develop IVDMIA’s in house and would be subject to these regulations should the FDA adopt these draft provisions.

Laws and regulations pertaining to the products and/or services we provide are subject to change and depend heavily on administrative interpretations by federal and state government agencies, including the FDA.

In anticipation of marketing our products in the European Union (EU) and in accordance with the In-Vitro Diagnostic Directive (IVDD) we applied for and received certification to EN13485:2003. ACIS was CE marked in 1998. The CE Mark was applied after we demonstrated compliance with applicable regulatory requirements, including, but not limited to, compliance with pertinent ISO and EN requirements and certification by a recognized notified body. This mark was transferred to Carl Zeiss, Inc. in March 2007.

Federal law and the laws of many states generally specify who may practice medicine and limit the scope of relationships between medical practitioners and other parties. Under such laws, we are prohibited from practicing medicine or exercising control over the provision of medical services and may only do so through a professional corporation designed for this purpose. In order to comply with such laws, all medical services are provided by or under the supervision of Clarient Pathology Associates, Inc. (the “P.C.”). We refer to the P.C. and us collectively throughout this report as “we”, “us”, and “our”, except in this paragraph and the related risk factor in Item 1A. The P.C. is organized so that all physician services are offered by the physicians who are employed by the P.C. Clarient does not employ practicing physicians as practitioners, exert control over their decisions regarding medical care, or represent to the public that Clarient offers medical services. Clarient has entered into an Administrative Services Agreement with the P.C. pursuant to which Clarient performs all non-medical management of the P.C. and has exclusive authority over all aspects of the business of the P.C. (other than those directly related to the provision of patient medical services or as otherwise prohibited by state law). The non-medical management provided by Clarient includes, among other functions, treasury and capital planning, financial reporting and accounting, pricing decisions, patient acceptance policies, setting office hours, contracting with third party payers, and all administrative services. Clarient provides all of the resources (systems, procedures, and staffing) or contracts with third party billing services to bill third party payers or patients. Clarient also provides or outsources all of the resources for cash collection and management of accounts receivables, including custody of the lockbox where cash receipts are deposited. From the cash receipts, Clarient pays all physician salaries and operating costs of the center. Compensation guidelines for the licensed medical professionals at the P.C. are set by Clarient, and Clarient has established guidelines for selecting, hiring, and terminating the licensed medical professionals. Where applicable, Clarient also negotiates and executes substantially all of the provider contracts with third party payers. Clarient will not loan or otherwise advance funds to the P.C. for any purpose.

We believe that the services Clarient provides and will provide in the future to the P.C. does not constitute the practice of medicine under applicable laws. Because of the unique structure of the relationships described above, many aspects of our business operations have not been the subject of state or federal regulatory interpretation. We have no assurance that a review of our business by the courts or regulatory authorities will not result in a determination that our operations do not comply with applicable law or could otherwise adversely affect our operations. In addition, the health care regulatory environment may change in a manner that restricts our existing operations or future expansion.

Employees

As of December 31, 2006, we had 204 employees: 19 in product development, engineering and discovery positions; 14 in manufacturing, quality assurance and field service positions; 116 in laboratory diagnostics positions; 20 in finance, executive and administrative positions; and 35 in sales and marketing positions. We are not subject to any collective bargaining agreements, and we believe that our relationship with our employees is good. In addition to full-time employees, we utilize the services of various independent contractors, primarily for certain product development and foreign sales, marketing and administrative activities. As a result of the ACIS Sale, at March 9, 2007, we had 171 employees: 119 in laboratory diagnostics positions (including product development); 23 in finance, executive and administrative positions; and 29 in sales and marketing positions.

Available Information

All periodic and current reports, registration statements, and other filings that we re required to file with the Securities and Exchange Commission (SEC), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, are available free of charge from the SEC’s website (http://www.sec.gov) or public reference room at 450 Fifth Street N.W., Washington, DC 20549 (1-800-SEC-0330) or through Clarient’s Internet website at http://www.clarientinc.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. Copies of these reports (excluding exhibits) may also be obtained free of charge, upon written request to: Investor Relations, Clarient, Inc., 31 Columbia, Aliso Viejo, CA 92656-1460.

Our internet website address is included in this report solely for identification purposes. Our internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

The following corporate governance documents are available free of charge on our website: the charters of our Audit, Compensation and Corporate Governance Committees, our Statement on Corporate Governance and our Code of Conduct. Copies of these corporate governance documents also may be obtained by any shareholder, free of charge, upon written request to: Corporate Secretary, Clarient, Inc., 31 Columbia, Aliso Viejo, CA 92656-1460. We also will post on our website any amendments to or waivers of our Code of Conduct that relate to our directors and executive officers.

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

•       adequate coverage and reimbursement;

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

We have a history of operating losses, and future profitability is uncertain. We have incurred operating losses in every year since inception, and our accumulated deficit as of December 31, 2006 was $136 million. Those operating losses are principally associated with the research and development of our ACIS technology (which we transferred to Zeiss in the ACIS Sale), the conducting of clinical trials, preparation of regulatory clearance filings, the development of Dako’s sales and marketing organization to commercialize the ACIS and the investments we have made relating to our diagnostic services business.

Although we have significantly reduced our operating losses, we expect to continue to incur losses as a result of expansion of our laboratory services. We are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and then maintain profitability, the market value of our common stock will decline.

Although we believe the cash proceeds from the ACIS Sale, as well as our available credit lines, will be sufficient to fund our business operations, we may require additional financing for, among other things, expansion of our laboratory operations, development of novel markers, capital expenditures and other costs, and it is uncertain whether such financing will be available on favorable terms, if at all.

We will continue to expend funds for development, clinical trials and expanding our service offerings. We will also need additional capital if our new business initiatives are not successful or we fail to achieve the level of revenues and gross profit from our services in the time frame contemplated by our business plan.

Our present and future funding requirements will also depend on certain other external factors, including, among other things:

•       the level of development investment required to maintain and improve our service offerings; including the development of novel markers;

•       costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•       our need or decision to acquire or license complementary technologies or acquire complementary businesses;

•       competing technological and market developments; and

•       changes in regulatory policies or laws that affect our operations.

We do not know whether additional financing will be available on commercially acceptable terms when needed. If adequate funds are not available or are not available on commercially acceptable terms, we might be required to delay, scale back or eliminate some or all of our development activities, new business initiatives, or to license to third parties the right to commercialize products or technologies that we would otherwise seek to commercialize ourselves. If additional funds are raised through an equity or convertible debt financing, our stockholders may experience significant dilution.

We are required to maintain compliance with financial and other restrictive covenants in our debt financing agreements which can restrict out ability to operate our business, and if we fail to comply with those covenants our outstanding indebtedness may be accelerated.

Our existing financing agreements with Comerica, GE Capital and Safeguard contain financial covenants requiring us to meet financial ratios and financial condition tests, as well as covenants restricting our ability to:

•       incur additional debt;

•       pay dividends or make other distributions or payments on capital stock;

•       make investments;

•       incur (or permit to exist) liens;

•       enter into transactions with affiliates;

•       change business, legal name or state of incorporation;

•       guarantee the debt of other entities, including joint ventures;

•       merge or consolidate or otherwise combine with another company; and

•       transfer or sell our assets.

These covenants could adversely affect our ability to finance our future operations or capital needs and pursue available business opportunities, including acquisitions. A breach of any of these covenants could result in a default in respect of the related indebtedness. During 2006, we were unable to comply with certain of the financial covenants (including the requirement that we maintain a minimum tangible net worth) under our credit agreements with GE Capital and Comerica Bank. While our lenders have waived those defaults and we have agreed to new financial covenants with respect to future periods, if a default occurs in the future, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness.

We recently sold our Technology business to Zeiss and we may experience negative consequences as a result of such transaction, including disruptions to our operations, potential indemnification obligations and restrictions on our business operations going forward.

In March 2007, we sold our Technology business to Zeiss in the ACIS Sale for an aggregate purchase price of $12.5 million, consisting of $11 million in cash and up to an additional $1.5 million in contingent purchase price, which is payable in whole or in part (if at all) subject to satisfaction of certain post-closing conditions relating to intellectual property.  We cannot assure that those conditions will be satisfied and, as a result, we may be paid only a portion or none of such contingent consideration.

The ACIS Sale resulted in the transfer of our legacy business of developing, manufacturing and marketing the ACIS system, and, as a result, we will no longer derive revenues from that business, including revenues under our distribution agreement Dako (which we assigned to Zeiss in connection with the transaction). We also transferred our patent portfolio and other intellectual property of the Technology business to Zeiss and while we have retained a license to certain patent rights, copyrights and software, our use of those intellectual property rights is limited to the field of use specified in the license agreement. We also agreed not to compete with Zeiss in connection with the development, production and sale of imaging instruments for a period of 42 months following the closing date and, as a result, our business will be restricted from engaging in those activities during that period.

In addition, the transfer of our Technology business to Zeiss may result in disruptions to our business. For example, we are required to provide certain transition services to Zeiss until September 2007 which could significantly divert the time and resources of our management and other personnel. In addition, we may encounter difficulties in effecting the transfer of the assets of the Technology business to Zeiss and in connection with the separation of the Technology business from our other operations.

In connection with the ACIS Sale, we also made customary representations and warranties to Zeiss and we retained certain pre-closing liabilities relating to the Technology business. As a result, we may have future indemnification obligations to Zeiss in the event of a breach of such representations or if there are third party claims relating thereto or to the liabilities that we retained.

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

The clinical laboratory market is characterized by rapid technological change, frequent new product introductions and evolving industry standards, and we may encounter difficulties keeping pace with changes in this market.

The introduction of diagnostic tests embodying new technologies and the emergence of new industry standards can render existing tests obsolete and unmarketable in short periods of time. We expect competitors to introduce new products and services and enhancements to existing products and services. Our future success will depend upon our ability to enhance our current tests, and to develop new tests, in a manner that keeps pace with emerging industry standards and achieves market acceptance. Our inability to accomplish any of these endeavors will have a material adverse effect on our business, operating results, cash flows and financial condition.

We face substantial existing competition and potential new competition.

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

Competition in the pharmaceutical and biotechnology industries, and the medical devices and diagnostic products segments in particular, is intense and has increased with the rapid pace of technological development. Our competitors in this area include large diagnostics and life sciences companies. Most of these entities have substantially greater research and development capabilities and financial, scientific, manufacturing, marketing, sales and service resources than we do. Some of them also have more experience than we do in research and development, clinical trials, regulatory matters, manufacturing, marketing and sales.

Furthermore, we believe some of our current competitors as well as other currently non-competitive companies are actively engaged in research in areas where we are also performing product development. The resulting products from these companies may directly compete with our potential products or may address other areas of diagnostic evaluation. The competitive markets for our potential products may be dependent on timing of entries into the markets. Early entry may provide a company with an advantage in gaining product acceptance contributing to the product’s eventual success in the market. Therefore, speed in development and in achieving clinical study and regulatory success may provide an advantage.

Because of their experience and greater research and development capabilities, our competitors might succeed in developing and commercializing technologies or products earlier and obtaining regulatory approvals and clearances from the FDA more rapidly than we are able to. Our competitors also might develop more effective technologies or products that may render our technologies or products obsolete or non-competitive.

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

Our facility may be affected by catastrophes such as fires, earthquakes or sustained interruptions in electrical service. Earthquakes are of particular significance to us because our clinical laboratory facility is located in southern California, an earthquake-prone area. In the event our existing facility or equipment are affected by man-made or natural disasters, we may be unable to process our customers’ samples in a timely manner and unable to operate our business in a commercially competitive manner.

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

•       Karen Garza, our Senior Vice President, Strategic Planning and Business Development;

•       Jose de la Torre-Bueno, Ph.D., our Vice President and Chief Technology Officer; and

•       David J. Daly, our Senior Vice President of Commercial Operations.

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

We are dependent on others for the development of products. The failure of our collaborations to successfully develop products would harm our business.

Our business strategy includes entering into agreements with clinical and commercial collaborators and other third parties for the development, clinical evaluation and marketing of new products, including novel markers. Research performed under a collaboration for which we receive or provide funding may not lead to the development of products in the timeframe expected, or at all. If these agreements are terminated earlier than expected, or if third parties do not perform their obligations to us properly and on a timely basis, we may not be able to successfully develop new products as planned, or at all.

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

Clinicians or patients using our services may sue us and our insurance may not sufficiently cover all claims brought against us, which will increase our expenses.

The development, marketing, sale and performance of healthcare services expose us to the risk of litigation, including professional negligence. Damages assessed in connection with, and the costs of defending, any legal action could be substantial. We currently maintain numerous insurance policies, including a $3 million professional liability insurance policy ($2 million). This policy has a deductible of $25,000 and contains customary exclusions (including exclusions relating to asbestos and biological contaminants). However, we may be faced with litigation claims which exceed our insurance coverage or are not covered under any of our insurance policies. In addition, litigation could have a material adverse effect on our business if it impacts our existing and potential customer relationships, creates adverse public relations, diverts management resources from the operation of the business or hampers our ability to perform assays or otherwise conduct our business.

If we use biological and hazardous materials in a manner that causes injury, we could be liable for damages.

Our development and clinical pathology activities sometimes involve the controlled use of potentially harmful biological materials, hazardous materials, chemicals and various radioactive compounds. We cannot completely eliminate the risk of accidental contamination or injury to third parties from the use, storage, handling or disposal of these materials. We currently maintain numerous insurance policies, including a $2 million general liability policy and a $10 million umbrella liability policy (which excludes technology-based errors and omissions). These policies have deductible ranges from $5,000 to $25,000 and contain customary exclusions (including certain exclusions relating to asbestos and medical malpractice). However, in the event of contamination or injury, we could be held liable for any resulting damages, and any liability could exceed our resources or any applicable insurance coverage we may have. Additionally, we are subject on an ongoing basis to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. The cost of compliance with these laws and regulations is significant and could negatively affect our operations, cash flows and financial condition if these costs increase substantially.

Any breakdown in the protection of our proprietary technology, or any determination that our proprietary technology infringes on the rights of others, could materially affect our business.

Our commercial success will depend in part on our ability to protect and maintain our proprietary technology. We rely primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. However, obtaining, defending and enforcing patents and other intellectual property rights involve complex legal and factual questions. We cannot assure you that we will be able to obtain, defend or enforce patents we may obtain in the future covering our technologies in the U.S. or in foreign countries, or be able to effectively maintain our technologies as unpatented trade secrets or otherwise obtain meaningful protection for our proprietary technology. Moreover, we cannot assure you that third parties will not infringe, design around, or improve upon our proprietary technology or rights.

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

•       a court may prohibit us from using a technology or providing a service without a license from the patent holder, which may not be available on commercially acceptable terms, if at all, or which may require us to pay substantial royalties or grant cross licenses to our intellectual property; and

•       we may have to redesign our services so that they do not infringe upon others’ patent rights, which may not be possible or could require substantial funds or time.

If any of these events occurs, our business, results of operation, cash flows and financial condition will suffer and the market price of our common stock will likely decline.

Risks Related to Regulation of Our Industry

We cannot predict the extent of future FDA regulation of our in-house diagnostic laboratory services.

Neither the FDA nor any other governmental agency currently fully regulates the in-house diagnostic laboratory services that we market to physicians, laboratory professionals and other medical practitioners. These tests are commonly referred to as “home brews.” The FDA maintains that it has the authority to regulate “home brews” under the federal Food, Drug, and Cosmetic Act as medical devices, however, as a matter of enforcement discretion, but has decided not to exercise its authority. The FDA is currently assessing the feasibility of applying additional regulatory controls over in-house diagnostic laboratory testing. We cannot predict the extent of future FDA regulation and there can be no assurance that the FDA will not require in-house diagnostic laboratory testing to receive premarketing clearance, or premarket approval prior to marketing. Additional FDA regulatory controls over our in-house diagnostic laboratory services could add substantial additional costs to our operations, and may delay or prevent our ability to commercially distribute our services in the U.S.

If we are not able to obtain all of the regulatory approvals and clearances required to commercialize our services and underlying diagnostic applications, our business would be significantly harmed.

In most cases, the development and commercialization of diagnostic applications in the U.S. will require either pre-market notification, or 510(k) clearance, or pre-market approval (PMA) from the FDA prior to marketing. The 510(k) clearance pathway usually takes from two to 12 months from submission, but can take longer. The pre-market approval pathway is much more costly, lengthy, uncertain and generally takes from one to two years (but possibly longer) from submission. We do not know whether we will be able to obtain the clearances or approvals required to commercialize these products. If the FDA requires us to seek clearance or approval for modification of a previously cleared product for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties.

The FDA has made, and may continue to make, changes in its approval requirements and processes. We cannot predict what these changes will be, how or when they will occur or what effect they will have on the regulation of our products. Any new regulations may impose additional costs or lengthen review times of our products. Delays in receipt of or failure to receive United States regulatory approvals or clearances for our new products would have a material adverse effect on our business, financial condition and results of operations.

In the case of a PMA and/or a 510(k), there is no assurance that the agency will agree with the submission and/or clear or approve the product. FDA may reject a 510(k) submission and require that a company file a PMA instead. Determination by FDA that certain applications of ours are subject to the PMA process could have a material adverse effect on our business, results of operations and financial condition. Nonetheless, a business benefit can accrue where FDA approves a PMA because holding a PMA may, in some instances, provide a competitive advantage. A change or modification of a medical device that has already received FDA clearance or approval can result in the need to submit further filings to the agency.

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

Of particular importance to our operations are federal and state laws prohibiting fraudulent billing and providing for the recovery of non-fraudulent overpayments, as a large number of laboratories have been forced by the federal and state governments, as well as by private payers, to enter into substantial settlements under these laws. In particular, if an entity is determined to have violated the federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of between $5,500 to $11,000 for each separate false claim. There are many potential bases for liability under the federal False Claims Act. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. Submitting a claim with reckless disregard or deliberate ignorance of its truth or falsity could result in substantial civil liability. A trend affecting the healthcare industry is the increased use of the federal False Claims Act and, in particular, actions under the False Claims Act’s “whistleblower” or “qui tam” provisions to challenge providers and suppliers. Those provisions allow a private individual to bring actions on behalf of the government alleging that the defendant has submitted a fraudulent claim for payment to the federal government. The government must decide whether to intervene in the lawsuit and to become the primary prosecutor. If it declines to do so, the individual may choose to pursue the case alone, although the government must be kept apprised of the progress of the lawsuit. Whether or not the federal government intervenes in the case, it will receive the majority of any recovery. In addition, various states have enacted laws modeled after the federal False Claims Act.

Government investigations of clinical laboratories have been ongoing for a number of years and are expected to continue in the future. Written “corporate compliance” programs to actively monitor compliance with fraud laws and other regulatory requirements are recommended by the Department of Health and Human Services’ Office of the Inspector General, and we have a program following the guidelines in place.

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

Existing federal laws governing Medicare and Medicaid and other similar state laws impose a variety of broadly described restrictions on financial relationships among healthcare providers, including clinical laboratories. These laws include the federal anti-kickback law which prohibits individuals or entities, including clinical laboratories, from, among other things, making any payments or furnishing other benefits intended to induce or influence the referral of patients for tests billed to Medicare, Medicaid or certain other federally funded programs. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs (“Programs”). In addition, some kickback allegations have been claimed to violate the federal False Claims Act (discussed above). In addition, many states have adopted laws similar to the federal anti-kickback law. Some of these state prohibitions apply to referral of patients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs. Many of the federal and state anti-fraud statutes and regulations, including their application to joint ventures and collaborative agreements, are vague or indefinite and have not been interpreted by the courts.

In addition, these laws include self-referral prohibitions which prevent us from accepting referrals from physicians who have non-exempt ownership or compensation relationships with us. There are other rules governing billing markups and direct billing rules that may apply to our relationships with our customers. Specifically, the federal anti-”self-referral” law, commonly known as the “Stark” Law, prohibits, with certain exceptions, Medicare payments for laboratory tests referred by physicians who have, personally or through a family member, an investment interest in, or a compensation arrangement with, the testing laboratory. A person who engages in a scheme to circumvent the Stark Law’s prohibitions may be fined up to $100,000 for each such arrangement or scheme. In addition, anyone who presents or causes to be presented a claim to the Medicare program in violation of the Stark Law is subject to monetary penalties of up to $15,000 per claim submitted, an assessment of several times the amount claimed, and possible exclusion from participation in federal healthcare programs. In addition, claims submitted in violation of the Stark Law may be alleged to be subject to liability under the federal False Claims Act and its whistleblower provisions.

Several states in which we operate have enacted legislation that prohibits physician self-referral arrangements and/or requires physicians to disclose any financial interest they may have with a healthcare provider to their patients when referring patients to that provider. Some of these statutes cover all patients and are not limited to Program beneficiaries. Possible sanctions for violating state physician self-referral laws vary, but may include loss of license and civil and criminal sanctions. State laws vary from jurisdiction to jurisdiction and, in a few states, are more restrictive than the federal Stark Law. Some states have indicated they will interpret their own self-referral statutes the same way that the U.S. Centers for Medicare and Medicaid Services (CMS) interprets the Stark Law, but it is possible the states will interpret their own laws differently in the future.

The laws of many states also prohibit physicians from sharing professional fees with non-physicians and prohibit non-physician entities, such as us, from practicing medicine and from employing physicians to practice medicine.

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

Under such laws, we are prohibited from practicing medicine or exercising control over the provision of medical services and may only do so through a professional corporation designed for this purpose. In order to comply with such laws, all medical services are provided by or under the supervision of Clarient Pathology Associates, Inc. (the “P.C.”). We refer to the P.C. and us collectively throughout this report as “we”, “us”, and “our”, except in this paragraph and the related description of our business under the heading “Governmental Regulatory Status” in Item 1. The P.C. is organized so that all physician services are offered by the physicians who are employed by the P.C. Clarient does not employ practicing physicians as practitioners, exert control over their decisions regarding medical care, or represent to the public that Clarient offers medical services. Clarient has entered into an Administrative Services Agreement with the P.C. pursuant to which Clarient performs all non-medical management of the P.C. and has exclusive authority over all aspects of the business of the P.C. (other than those directly related to the provision of patient medical services or as otherwise prohibited by state law). The non-medical management provided by Clarient includes, among other functions, treasury and capital planning, financial reporting and accounting, pricing decisions, patient acceptance policies, setting office hours, contracting with third party payers, and all administrative services. Clarient provides all of the resources (systems, procedures, and staffing) or contract with third party billing services to bill third party payers or patients. Clarient also provides or outsources all of the resources for cash collection and management of accounts receivables, including custody of the lockbox where cash receipts are deposited. Compensation guidelines for the licensed medical professionals at the P.C. are set by Clarient, and Clarient has established guidelines for selecting, hiring, and terminating the licensed medical professionals. Where applicable, Clarient also negotiates and executes substantially all of the provider contracts with third party payers. Clarient will not loan or otherwise advance funds to the P.C. for any purpose.

Clarient believes that the services Clarient provides and will provide in the future to the P.C. does not constitute the practice of medicine under applicable laws. Because of the unique structure of the relationships described above, many aspects of our business operations have not been the subject of state or federal regulatory interpretation. We have no assurance that a review of our business by the courts or regulatory authorities will not result in a determination that our operations do not comply with applicable law or that could otherwise adversely affect our operations. In addition, the health care regulatory environment may change in a manner that restricts our existing operations or future expansion.

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

In addition, stock markets have from time to time experienced extreme price and volume fluctuations. The market prices for diagnostic companies is affected by these market fluctuations and such effects have often been unrelated to the operating performance of such companies. These broad market fluctuations may cause a decline in the market price of our common stock.

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

Some of our current stockholders hold a substantial number of shares which they are currently able to sell in the public market, or which they will be able to sell under registration statements that may be declared effective by the Securities and Exchange Commission, and our employees hold options to purchase a significant number of shares and/or have been issued shares of restricted stock that are covered by registration statements on Form S-8. If our common stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock could fall. Safeguard owns a majority of our outstanding common stock and has rights, subject to some conditions, to require us to file registration statements covering shares owned by it and to include its shares in registration statements that we may file for ourselves or other stockholders. Furthermore, if we file a registration statement shares and include shares held by Safeguard pursuant to the exercise of its registrations rights, the sale of those shares could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.

We are controlled by a single existing stockholder, whose interests may differ from other stockholders’ interests and may adversely affect the trading price of our common stock.

Safeguard beneficially owns a majority of the outstanding shares of our common stock. As a result, Safeguard will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets. In addition, Safeguard has the ability to elect all of our directors (although Safeguard has agreed that our board of directors will have a majority of directors not specifically designated by Safeguard) and Safeguard could dictate the management of our business and affairs. The interests of Safeguard may differ from other stockholders’ interests. In addition, this concentration of ownership may delay, prevent, or deter a change in control and could deprive other stockholders of an opportunity to receive a premium for their common stock as part of a sale of our business. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

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

The Sarbanes-Oxley Act of 2002 along with other recent and proposed rules from the Securities and Exchange Commission and Nasdaq required changes in our corporate governance, public disclosure and compliance practices. Many of these new requirements have increased our legal and financial compliance costs, and make some corporate actions more difficult, such as proposing new or amendments to stock option plans, which now require shareholder approval. These developments could make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments also could make it more difficult for us to attract and retain qualified executive officers and qualified members of our board of directors, particularly to serve on our audit committee.

Item 2.              Properties

Our headquarters is located in our new facility in Aliso Viejo, California, in approximately 78,000 square feet of leased space. This new facility accommodates our executive offices, development and manufacturing facilities and our diagnostic services laboratory. Subsequent to December 31, 2006, we subleased an aggregate of 34,000 square feet to two subtenants. The initial ten-year term of our lease commenced on December 1, 2005, and we have an option to extend the lease term for up to two additional five-year periods. The initial annual base rent was approximately $500,000. The annual base rent increased to $1.0 million on June 1, 2006 and will be increased to $1.4 million on December 1, 2008. Thereafter, the base rent will be increased 3% annually effective on December 1 of each year. We are also responsible for payments of common area operating expenses for the premises. We expect sublease rent to cover, but not exceed, our out of pocket expenses for the corresponding space.

Item 3.              Legal Proceedings

We are not a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, management believes would have a material adverse effect on our business, financial condition or results of operations.

Item 4.              Submission of Matters to a Vote of Security Holders

Not applicable.

Item 4A.                Executive Officers of the Registrant

Name	Age	Position	Executive Officer Since
Ronald A. Andrews	47	President and Chief Executive Officer	2004
James V. Agnello	53	Senior Vice President and Chief Financial Officer	2006
Kenneth Bloom, M.D.	48	Chief Medical Director (Clarient Pathology Associates, Inc.)	2004
Heather Creran	39	Executive Vice President and Chief Operating Officer of Diagnostic Services	2004
David J. Daly	45	Senior Vice President of Commercial Operations	2005
Karen Garza	49	Sr. Vice President, Strategic Planning and Business Dev.	2003
Jose de la Torre-Bueno, Ph.D.	58	Vice President and Chief Technology Officer	2001

Ronald A. Andrews, 47, has been President and Chief Executive Officer since July 2004. Mr. Andrews was Senior Vice President of Global Marketing and Commercial Business Development at Pleasanton, California-based Roche Molecular Diagnostics from 2002 to 2004. In that role, he developed and led the strategic execution for all diagnostic commercial operations. This included the oversight of five Business Sector Vice Presidents responsible for all aspects of global marketing and business development in the areas of blood screening, virology, women’s health, microbiology and automation/emerging diagnostics. Mr. Andrews was also responsible for executive direction of all marketing functions, directed the development of the 10-year Strategic Plan for the organization and completed the reorganization of commercial operations during that period. From 2000 to 2002, Mr. Andrews held two senior executive positions with Indianapolis-based Roche Diagnostics Corporation. As Vice President, U.S. Commercial Operations, Molecular Diagnostics, he directed sales, marketing, technical field support and product development activities and was responsible for U.S. commercial strategy development for the clinical laboratory market. Prior to that, as Vice President, Marketing, U.S. Commercial Operations, he was responsible for planning and directing all aspects of the Roche U.S. Laboratory Systems Commercial Operations Marketing which included the clinical chemistry, immunochemistry, hematology, near patient testing and molecular markets. From 1995 to 2000, Mr. Andrews was Vice President of Atlanta-based Immucor, Inc. where he helped lead the transition of that company from a reagent manufacturer to an instrument systems company. Prior to Immucor, he spent almost 10 years in management positions of increasing responsibility at Chicago-based Abbott Diagnostics, culminating in the position of Senior Marketing Manager, Business Unit Operations. Mr. Andrews earned a Bachelor’s degree in Biology and Chemistry from Spartanburg, South Carolina-based Wofford College in 1981 and participated extensively in the executive development programs at both Roche and Abbott Labs.

James V. Agnello, 53, has been Senior Vice President and Chief Financial Officer since June 2006. Mr. Agnello brings over 15 years of service in laboratory services businesses to his new responsibilities. From 2004 to June 2006, Mr. Agnello served as Controller and Chief Accounting Officer and Division Chief Financial Officer at Teleflex, Inc., a $2.5 billion global manufacturing and engineering conglomerate. From 2002 to 2003 Mr. Agnello was Senior Vice President and Chief Financial Officer for Impath, Inc., a science-based health care services company, responsible for all areas of finance and administration, including SEC reporting. From 2000 to 2002, Mr. Agnello was Vice President and Chief Financial Officer of WorldGate Communications. From 1982 to 2000 Mr. Agnello held a variety of senior financial positions at SmithKline Beecham, including ten years as the Vice President and Controller of its $1.5 billion clinical laboratory division prior to its sale to Quest Diagnostics. Mr. Agnello earned a Bachelor’s degree in Business Administration from Rutgers, the State University of New Jersey, and a Master’s degree in Accounting from the Wharton School of Business at the University of Pennsylvania.

Kenneth Bloom, M.D., 48, has been Chief Medical Director since August 2004. Prior to joining Clarient, he served as Senior Medical Director of US LABS, Irvine, California from 2001 to 2004. Prior to this position, he served in positions of increasing responsibility with Rush Presbyterian Hospital, most recently as Associate Professor and Director of Laboratory Operations. Dr. Bloom is a board certified Anatomical Pathologist with over two decades of experience serving as senior academic, consultative, and director/clinical roles at leading hospitals and healthcare enterprises principally in the specialty of cancer care. His medical degree is from Rush Medical College in Chicago and he completed his residency in pathology at Rush Presbyterian—St Luke’s Medical Center. The academic posts held by Dr. Bloom include Assistant Professor of Pathology, Associate Professor of Pathology at Chicago based Rush Medical College and Clinical Professor of Pathology at the Keck School of Medicine, University of Southern California. Dr. Bloom has also served as a visiting Professor in the Department of Computer Science at DePaul University. Over the past 15 years, Dr. Bloom has held more than 10 appointed positions at Rush Presbyterian—St. Luke’s Medical Center, one of the leading cancer research hospitals in the U.S. These positions included Director of Laboratory Operations, Director of Immunohistochemistry, Director of Breast Service in the Department of Pathology, Consultant to the Rush Breast Cancer Center and Director of Information Services for the Rush Cancer Center. Dr. Bloom is active in several national and international societies including the American College of Pathologists where he currently serves as a member of the Diagnostic Immunology Resource Committee. He is a well-known expert in his work with IHC and FISH testing related to Her-2/neu and was instrumental working with College of American Pathologists in constructing guidelines for utilization of image analysis for Her-2. In addition to the roles mentioned above, he has served the industry off and on for the past 20 years in both advisory and operational roles. Those appointments include board of director seats, consulting roles and executive posts including executive level positions at both diagnostics technology and information technology firms including Genentech, Astra-Zeneca, Rubicor, Xoft, Ethicon Endo-surgery and Apple Computer. In addition, he is a well-known author and lecturer with emphasis in breast cancer pathology, immunohistochemistry and data base software.

Heather Creran, 39, has been Executive Vice President and Chief Operating Officer of Diagnostic Services since January 2004. Prior to joining Clarient, she worked for Impath, Inc. for 14 years. Impath specializes in cancer pathology, using sophisticated technologies to provide patient-specific cancer diagnostic and prognostic information. Having joined Impath at its inception, she served in various positions and for the last five years, held the position of Vice President of Operations with responsibility for the operations at Impath’s three laboratory locations in New York, Los Angeles and Phoenix. Ms. Creran holds a Bachelor’s Degree in Economics and Political Science from Duke University.

David J. Daly, 45, Senior Vice President of Commercial Operations, joined Clarient at the end of February 2005. Prior to joining Clarient, Mr. Daly served as Area Marketing Manager for Roche Diagnostics, where he was responsible for the establishment of Molecular Centers of Excellence throughout the western region. Prior to Roche, Mr. Daly spent 10 years in marketing positions of increasing responsibility at Abbott Laboratories, culminating in the position of Director of U.S. Sales, Animal Health division, where he was responsible for a $50 million annual sales plan and managed a 35 member sales organization. Mr. Daly earned a Master’s Degree in Economics from the University of California, Santa Barbara and graduated cum laude with a Bachelor’s Degree in Economics from the University of California, Irvine.

Karen K. Garza, 49, joined Clarient as Vice President of National Account and Strategic Initiatives in May 2003, and currently is Sr. Vice President, Strategic Planning and Business Development. Ms. Garza has more than 20 years of experience in healthcare sales and marketing, most recently with Valley Forge, Pennsylvania-based AmerisourceBergen (formerly Anaheim, California-based Bergen Brunswig Drug Company). In her two years at AmerisourceBergen, she held the titles of Vice President, Corporate Sales and Vice President, Strategic Accounts. In these roles, she was responsible for managing relationships with acute-care based national organizations, representing more than $4 billion in revenues. Prior to AmerisourceBergen, Ms. Garza held senior marketing positions at Louisville, Colorado-based RxMarketplace, Inc., where she was Vice President, Sales and Marketing for the internet-based pharmacy solutions company. Prior to that, Ms. Garza was with San Francisco-based McKessonHBOC, Inc., where she served for five years as both Vice President, West, Corporate Solutions Group and Corporate Vice President, Integrated Healthcare Systems. Ms. Garza also spent nine years in increasingly responsible marketing management roles at Deerfield, Illinois-based Baxter Healthcare Corporation, culminating in the position of Director, Corporate Sales and Marketing where she was responsible for marketing resources and services to the executive suite of major healthcare institutions. Ms. Garza graduated with a Bachelor of Science, Medical Technology degree, from the College of Pharmacy & Allied Health Professions at Wayne State University, Detroit, Michigan.

Jose de la Torre-Bueno, Ph.D., 58, has been Chief Technology Officer since April 2001 and has been Vice President since February 1999. Dr. Torre-Bueno was also our Senior Applications Engineer from July 1998 to February 1999. Prior to joining Clarient, Dr. Torre-Bueno was engaged as a consultant to Tower Technologies in Encinitas, California. In 1982, he founded American Innovision; an image analysis company that configured complete application systems and designed and built software and hardware. He served as President and Vice President of Research and Development for American Innovision, a company in which he had a substantial ownership interest, until its sale to Oncor Instrument Systems in 1992. He remained with Oncor for three years after the sale as Senior Scientist and Research and Development Manager. Dr. Torre-Bueno has been an inventor on four issued patents and eight pending patents, all assigned to Clarient. Dr. Torre-Bueno is currently an Adjunct Professor in the Department of Mathematical Sciences at San Diego State University and a Clinical Professor of Pathology at the Keck School of Medicine, University of Southern California. Dr. Torre-Bueno earned a Bachelor of Science degree in Biology and Psychology from the State University of New York at Stony Brook and a Doctorate of Philosophy in Physiology, Behavior and Genetics from Rockefeller University.

PART II

Item 5.                        Market For Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock trades on the Nasdaq Capital Market under the symbol “CLRT”. Prior to March 16, 2005, we were traded under the symbol “CVSN”. The table below sets forth the high and low sales prices of the common stock:

	High	Low
2006
First Quarter	$1.32	$1.02
Second Quarter	1.23	0.77
Third Quarter	0.97	0.70
Fourth Quarter	1.82	0.80
2005
First Quarter	$2.18	$1.10
Second Quarter	1.95	1.10
Third Quarter	1.83	1.41
Fourth Quarter	1.77	1.00

As of March 21, 2007 we had outstanding 71,490,912 shares of common stock held by approximately 9,800 stockholders including beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries. Our shares of common stock are listed on the Nasdaq Capital Market.

We have not paid cash dividends and do not anticipate paying cash dividends in the foreseeable future. The declaration and payment of dividends is restricted by covenants in our credit agreements with GE Capital, Comerica Bank and Safeguard. We expect the restriction on dividends will remain during the term of these credit facilities. We expect to utilize any future earnings to finance our operations. The actual amount of any dividends that may be paid in the future will be subject to the discretion of our board of directors and will depend on our operations, financial and business requirements and other factors.

The following chart compares the yearly percentage change in the cumulative total stockholder return on Clarient common stock for the period from December 31, 2001 through December 31, 2006, with the cumulative total return on the Nasdaq Composite Index and the peer group indices for the same period. The peer groups consist of SIC Code 3826—Laboratory Analytical Instruments (Peer Group 1) and SIC Code 8071—Medical and Dental Laboratories (Peer Group 2). The comparison assumes that $100 was invested on December 31, 2001 in Clarient common stock at the then closing price of $4.49 per share and in each of the comparison indices and assumes reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Clarient, Inc., The NASDAQ Composite Index
And Two Peer Groups

Item 6.                        Selected Financial Data

The following table presents selected financial data for the last five years of the operation of our business. The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

	Years Ended December 31,
	2006	2005	2004	2003	2002
Consolidated Statement of Operations Data:
Revenue	$33,604	$20,149	$9,769	$11,928	$9,256
Cost of revenue	17,716	11,208	7,440	3,597	2,891
Selling, general and administrative expenses, including diagnostic services administration*	25,986	19,726	17,209	11,384	11,119
Research and development expenses	4,698	3,805	4,612	4,754	4,782
Net loss	(15,926)	(14,802)	(19,600)	(7,866)	(9,460)
Accretion of and dividends on redeemable, convertible preferred stock	—	—	—	—	(4,368)
Net loss attributable to common stock	(15,926)	(14,802)	(19,600)	(7,866)	(13,828)
Basic and diluted net loss per common share(1)	$(0.23)	$(0.27)	$(0.38)	$(0.21)	$(0.54)

*                 Amounts exclude diagnostic services administration costs for periods prior to the inception of the services group in 2004.

	As of December 31,
	2006	2005	2004	2003	2002
Consolidated Balance Sheet Data:
Cash and cash equivalents	$448	$9,333	$10,045	$1,699	$2,810
Total assets	27,030	25,249	20,157	11,051	10,853
Current liabilities	13,723	8,958	5,883	3,224	2,693
Long-term obligations	12,147	3,829	2,386	1,808	—
Accumulated deficit	(136,211)	(120,285)	(105,483)	(85,883)	(78,017)
Total stockholders’ equity	1,160	12,462	11,888	6,019	8,160

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

Overview and Outlook

We are an advanced oncology diagnostics services company. Our mission is to combine innovative technologies, meaningful test results and world-class expertise to improve outcomes of patients suffering from cancer. With the completion of the human genome project in the late 1990s, medical science has entered a new era of diagnostics that will move us closer than ever before to understanding the molecular causes for complex diseases, particularly cancer. As a result, the landscape of cancer management is undergoing significant change. There is now an escalating need for advanced oncology testing to provide physicians with necessary information on the cellular profile of a specific tumor, enabling them to select the most appropriate therapies.

In 2005, we completed the first stage of the transformation of our business from ChromaVision (positioned as a medical device provider with a single application) to Clarient (positioned as a technology and services company offering a full menu of advanced tests to assess and characterize cancer). We gathered an experienced group of professionals from the anatomic pathology laboratory and the in-vitro diagnostics businesses to carefully guide this transition. We achieved a year of rapid growth by commercializing a set of services to provide the community pathologist with the latest in cancer diagnostic technology, anchored by our own proprietary image analysis technology and augmented by other key technologies. In June 2005, we signed a distribution and development agreement with Dako A/S (“Dako”), a Danish company recognized as a worldwide leader in pathology diagnostics systems. This enabled us to strengthen our legacy position as the leader in cellular digital image analysis with the ACIS® Automated Image Analysis System (“ACIS”) and accelerate our market penetration worldwide.

In 2006, we focused on the execution of our plan to capitalize on the growth of the cancer diagnostics market. We worked toward completing our operational milestones for our services business and our commitment to co-develop the new ACIS III with Dako, which was launched in November 2006. We expanded on our base of immunohistochemistry (IHC) with the addition of flow cytometry and fluorescent in situ hybridization (FISH) molecular testing. These additions positioned Clarient to move beyond solid tumor testing into the important area of leukemia/lymphoma assessment. We also completed a consolidation of our business with the move into a state-of-the-art facility without disruption to our customers.

In March 2007, we entered the second stage of our business strategy by selling our Technology business (which developed, manufactured and marketed the ACIS) and related intellectual property assets (the “ACIS Sale”) to Carl Zeiss MicroImaging, Inc. (“Zeiss”), an international leader in the optical and opto-electronics industries. The ACIS Sale provides us the financial resources to focus our efforts on the most profitable and fastest growing opportunities within our services business. We believe our strength as a leading cancer diagnostics laboratory, our deep domain expertise and access to robust intellectual property can propel our continued growth through the development of additional tests, unique analytical capabilities and other service offerings.

Our focus is on identifying high-quality opportunities to increase our profitability and differentiate Clarient’s service offerings in our highly-competitive market. An important aspect of our strategy is to create near- and long-term, high margin revenue generating opportunities by connecting our medical expertise with our intellectual property to develop novel diagnostic tests and analytical capabilities. In addition, we are working to identify specific partners and technologies to assist in the commercialization of these novel markers. Novel markers, or biomarkers, are characteristics of an individual’s tumor or disease that, once identified and qualified, allow for more accurate prognosis, diagnosis and treatment. Broader discovery and use of novel markers is hoped to clarify and simplify decisions for healthcare providers and the biopharmaceutical industry. The growing demand for personalized medicine has generated a need for these novel diagnostics, creating a new market expected to reach $1 billion in three to five years based on our internal estimates.

In 2007, we will focus on four primary areas:

•       Financial discipline to achieve break-even in our cash flow from operations;

•       Operational discipline to achieve scaleable operations;

•       Commercial discipline to target the right customers; and

•       Strategic discipline to invest in high-value expansion opportunities to create shareholder value.

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

Selling, general and administrative (SG&A) expenses, including diagnostic services administration, for the year ended December 31, 2006 were 77% of total revenue, compared to 98% in the prior year ended December 31, 2005. We expect this improving trend will continue as our revenues increase.

We have also faced the challenge of effectively managing the transition from selling ACIS systems directly to selling them through our distributor, Dako, coupled with the introduction of a new version of ACIS developed to Dako specifications. We experienced a slower than expected implementation of our distribution arrangement as we transitioned to the new ACIS III. The delayed ramp-up primarily resulted in our Technology business experiencing a 35% decline in revenue from $8.7 million in 2005 to $5.7 million in 2006, and a corresponding decline in gross profit from $6.3 million to $3.5 million. In March 2007, we made the decision to sell our Technology business (including the ACIS systems business and the Trestle assets acquired in September 2006) to Zeiss. As a result, going forward, instrument systems sales will no longer be a key indicator of our operating performance.

Finally, we have been dependent on the use of both debt and equity financing to fund our operating losses and to sustain our growth in the future. Management believes that our existing cash resources, including the cash proceeds from the ACIS Sale, together with access to our financing sources described below, will be sufficient to satisfy the cash needs of our existing operations throughout 2007.

Our financing sources include our $5.0 million revolving line of credit with General Electric Capital Corporation (“GE Capital”) and a loan facility with Comerica Bank (the “Comerica Facility”) that provides a $9.0 million revolving line of credit and a $3.0 million stand-by letter of credit for our landlord. On March 7, 2007, we obtained a $6.0 million subordinated revolving credit line from a Safeguard affiliate. Additional information on these credit facilities is included under “Liquidity and Capital Resources.”

As a result of the ACIS Sale, beginning in our 10-Q for the quarter ending March 31, 2007, the Technology business will be reported in discontinued operations for all periods presented.

Characteristics of our revenue and expenses

Services Group Revenue.   Revenues for our services group are derived primarily from billing insurers, pathologists and patients for the diagnostic services that we provide.

Third party billing.   The majority of revenue currently generated by our services group is for patients covered by healthcare insurance, including Medicare or other third party insurance companies such as Blue Cross. In these situations, we bill an insurer that pays a percentage of the amount billed based on several factors including the type of coverage (for example, HMO or PPO), whether the charges are considered to be in network or out of network, and the amount of any co-payments or deductibles that the patient may have at that time. Our bills typically identify the service provided using billing codes known as Common Procedural Terminology (CPT) codes. The amounts that are paid to us are a function of the payers’ policies for paying claims of these types and whether we have specific agreements in place with the payers. We also have a Medicare supplier number that allows us to bill and collect from Medicare.

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

Technology Group Revenue.   Revenues for our technology group were derived from fee-per-use, ACIS sales and development revenue. We experienced a shift in this revenue model since 2004 as we completed various financing arrangements with third-parties and strategic alliances with key distributors such as Dako. Following the ACIS Sale, we will not generate any further technology group revenue.

Services Group Cost of Revenue and Gross Margin.   Cost of revenue includes laboratory personnel, laboratory-related depreciation expense, laboratory supplies and other direct costs such as shipping. Most of our cost of revenue structure is variable, except for staffing and related expenses which are semi-variable and depreciation which is mostly fixed.

Technology Group Cost of Revenue and Gross Margin.   The cost of revenue primarily consisted of cost for manufacturing the ACIS, including the cost for direct material, labor, manufacturing overhead, and direct customer support. For fee-per-use revenue, the cost of the ACIS is depreciated over three-years and for a system sale or sales-type lease the entire cost of the ACIS system is recognized at the time of sale. Most of our cost of revenue structure is fixed, except for variable costs of materials and overhead related to ACIS units sold following the ACIS Sale, we will not generate any further technology group costs.

Operating Expenses

Operating expenses include selling, general and administrative expenses, diagnostic services administration and research and development. Expenses within this category primarily consist of the salaries, benefits and costs attributable to the support of our operations, such as investments in information systems, expenses and office space costs for executive management, sales and marketing expenses, collection costs, financial accounting, purchasing, administrative and human resources personnel, recruiting fees, legal, auditing and other professional services.

The majority of our current sales resources are dedicated to the growing diagnostic services business. Targeting community pathology practices and hospitals, the sales process for this business group is designed to understand the customer’s needs and develop appropriate solutions from our range of laboratory service options.

Until the ACIS Sale, we also had a dedicated instrument systems sales organization, which had been recently focused on assisting the Dako sales team in targeting, selling and closing instrument placements in both the clinical and research markets as image analysis specialists.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingent assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods presented. Therefore, on an ongoing basis, we evaluate our estimates, including those related to provisions for bad debts, inventory reserves and other accrued liabilities.

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

Inventory, Long-Lived Assets and Accruals

For ACIS inventory and work in progress, the respective reserve is based upon the expected future use of the ACIS components and whether there are any lower of cost or market considerations. Laboratory services inventories represent primarily chemicals and supplies used in the testing process.

We review our long-lived assets, such as fixed assets and intangibles, for impairment whenever events or changes indicate the carrying value may not be recoverable or that the useful lives are no longer appropriate. If we determine that the carrying value of the long-lived assets may not be recoverable, the asset is then written down to its estimated fair value based on a discounted cash flow basis. Included in long-lived assets are ACIS units on lease to third parties under operating leases, which are recorded in property and equipment.

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

Goodwill

We test goodwill for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” We perform this test annually. Additionally, we may perform tests between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. See Note 2 in the accompanying Notes to Consolidated Financial Statements. An impairment, if any, would be recorded in loss from operations and could significantly adversely affect net loss and loss per share.

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

Revenue for “fee-per-use” agreements is obtained through the billing information via modem, which accesses the ACIS database. Revenue is recognized based on the greater of actual usage fees or the minimum monthly rental fee. Under this pricing model, we own or retain a substantial risk of ownership of most of the ACIS instruments that are engaged in service and accordingly, all related depreciation and maintenance and service costs are expensed as incurred.

Revenue for instruments that are sold, is recognized using the residual method pursuant to the requirements of Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition” (“SOP No. 97-2”), as amended by SOP No. 98-9, “Modification of SOP No. 97-2, Software Revenue Recognition with Respect to Certain Arrangements.” At the outset of the arrangement with the customer, we defer revenue for the fair value of its undelivered elements (e.g., maintenance) and recognize revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (e.g., software license and related instrument) when the basic criteria in SOP No. 97-2 have been met. Maintenance revenue is recognized ratably over the term of the maintenance contract, which typically is a period of twelve months. We do not recognize revenue on sales of assets subject to an operating lease where we retain a substantial risk of ownership.

Systems sold under a leasing arrangement are accounted for as sales-type leases pursuant to SFAS No. 13, “Accounting for Leases,” if applicable. We recognize the net effect of these transactions as a sale because of the bargain purchase option granted to the lessee.

We have entered into a distribution and development agreement with Dako, which includes multiple elements. Those elements include distribution rights, ACIS instruments, research and development services, training and maintenance. The agreement calls for an upfront payment and additional payments as instruments are delivered or milestones are achieved under the research and development component. We are accounting for this arrangement under the percentage-of-completion method using the zero profit margin approach. Under this approach, revenue is recognized in amounts equal to the costs incurred to provide the products and services. We further limit the amount of revenue recognized to the amount of fees that are fixed or determinable under the agreement. Because we do not have evidence of fair value for certain elements that span the term of the agreement, the profit earned will be recognized over the remaining term of the agreement once the research and development services are complete. As of December, 31, 2006 the research and development services were ongoing.

The following table presents our results of operations as percentages:

	Percentage of Revenues Year ended December 31,
	2006	2005	2004
Revenue:
Services group	83.1%	56.8%	22.9%
Technology group	16.9	43.2	77.1
Total revenue	100.0	100.0	100.0
Cost of revenue:
Services group	55.7	76.8	170.4
Technology group	37.9	27.8	48.2
Cost of revenue	52.7	55.6	76.2
Gross profit	47.3	44.4	23.8
Operating expenses:
Selling, general and administrative	50.7	66.6	140.3
Diagnostic service administration	26.6	31.3	35.8
Research and development	14.0	18.9	47.2
Total operating expenses	91.3	116.8	223.3
Loss from operations	(44.0)	(72.4)	(199.5)
Interest and other expense, net	3.3	1.1	1.1
Provision for income taxes	0.1	0.0	0.0
Net loss	(47.4)%	(73.5)%	(200.6)%

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

Revenue

Total revenue for the year ended December 31, 2006 was $33.6 million compared to $20.1 million for 2005, an increase of 67% or $13.5 million.

Services Group.   Revenue from our services group increased 144% or $16.5 million from $11.4 million for the year ended December 31, 2005 to $27.9 million for the year ended December 31, 2006. This increase resulted from the execution of our marketing and sales strategy to increase our sales to new customers and to enter into new managed care contracts. This increase was also driven in part by increasing the number of available tests being performed that include immunohistochemistry, flow cytometrys and FISH. We anticipate that diagnostic services revenues will continue to increase as a result of increased revenue from existing customers, additional penetration of new customers (including managed care providers) by our sales force, and our offering of a more comprehensive suite of advanced cancer diagnostic tests.

Technology Group.   Revenue from our technology group for the year ended December 31, 2006, including fee-per-use, instrument system sales and development revenue, was $5.7 million, compared to $8.7 million for the year ended December 31, 2005, a decrease of approximately $3.0 million or 35%. The change was primarily the result of a decline in fee-per-use revenue of $1.5 million from $4.0 million to $2.5 million in the comparable annual period. Revenue also decreased by $1.5 million in ACIS units as a result of entering into the Dako development and distribution agreement with a lower per-system sales price. As a result of the ACIS Sale, we will report technology group results in discontinued operations beginning with our 10-Q for the quarter ending March 31, 2007.

Cost of Revenue and Gross Margin

For the year ended December 31, 2006, our gross margin was 47% compared to 44% in 2005.

Services Group.   Cost of revenue for the year ended December 31, 2006 was $15.6 million compared to $8.8 million for the comparable period of 2005, an increase of 77%. These costs included laboratory personnel, lab-related depreciation expense, laboratory supplies and other direct costs such as shipping. Gross margin for our services group for 2006 was 44%, compared to 23% for 2005. The increase in gross margin in 2006 was attributable to achieving economies of scale in our diagnostics laboratory operations. We anticipate similar gross margin results for 2007.

Technology Group.   Cost of revenue was $2.2 million for the year ended December 31, 2006 compared to $2.4 million for the year ended December 31, 2005. The cost of revenue primarily consisted of the costs of manufacturing the ACIS, including the cost for direct material, labor, manufacturing overhead, and direct customer support. For fee-per-use revenue, the cost of the ACIS is depreciated over three-years and for a system sale or sales-type lease the entire cost of the ACIS system is recognized at the time of customer delivery. Gross margins for our technology group were 62% for the year ended December 31, 2006 and 72% for the year ended December 31, 2005. This decrease in gross margin was a result of lower than expected sales volume combined with the anticipated lower per system sales price as we moved to our distributor sales arrangement with Dako. Revenue from Dako is recognized assuming a zero profit margin, as we could not reasonably determine the fair value of an undelivered element in the contract at December 31, 2006. As a result of the ACIS Sale, we will report technology group results in discontinued operations beginning with our 10-Q for the quarter ending March 31, 2007.

Operating and Other Expenses

Selling, general and administrative expenses.   Expenses for the year ended December 31, 2006 increased approximately $3.6 million, or 27%, to $17.0 million compared to $13.4 million for 2005. As a percentage of revenues, these costs decreased from 67% for the year ended December 31, 2005 to 51% for the year ended December 31, 2006. The increase in expenses in 2006 was primarily due to increases in rent expense related to our new facility, increases in selling expenses to support the growing diagnostics services business, higher stock-based compensation expense due to the implementation of SFAS No. 123(R) and relocation and recruiting expenses. We anticipate sales expenses to support our growing diagnostics services business will continue to grow in 2007, and expect general and administrative expenses to decline as a percentage of revenues as our infrastructure costs stabilize.

Diagnostic services administration.   These costs totaled $9.0 million for the year ended December 31, 2006 compared to $6.3 million for the year ended December 31, 2005, which included the costs of senior medical staff, senior operations personnel, collection costs, consultants and legal resources to facilitate implementation and support the operations of the diagnostic services segment. The increase was primarily due to higher collection costs due to an increase in services group revenue, and the addition of medical and administrative staff to support this rapidly growing segment of our business. These costs are expected to continue to increase due to higher collection costs on an anticipated continued increase in services group revenue.

Research and development expenses.   Expenses for the year ended December 31, 2006 increased by approximately $0.9 million or 23%, over 2005 from $3.8 million to $4.7 million. This increase was primarily attributable to personnel and consultants supporting the development activity under our agreement with Dako and employees hired in conjunction with the acquisition of Trestle Holdings, Inc., and Trestle Acquisition Corp. (a wholly-owned subsidiary of Trestle Holdings, Inc.) (collectively, “Trestle”). While development expenses are higher, we earned development fees under the terms of our distribution and development agreement with Dako which are recognized in revenue. As a result of the ACIS Sale, we expect research and development expenses to decline substantially in 2007.

Interest expense and other income.   Interest expense and other income for the year ended December 31, 2006 totaled $1.1 million, compared to $0.2 million for 2005, and primarily consisted of approximately $1.2 million of net interest expense, offset by approximately $0.1 million of interest income. The increase in interest expense is due to the increased borrowings under our financing facilities and the debt-guarantee fee charged by Safeguard. We expect interest expense to continue to increase as our borrowings under our financing facilities increase.

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

Technology Group.   Revenue for this segment, which includes fee-per-use, system sale and distribution and development revenue, was $8.7 million for the year ended December 31, 2005, an increase of approximately $1.2 million or 16% over the year ended December 31, 2004. This was due primarily to an increase in instrument systems sale revenue, which increased $2.6 million from $1.8 million for the year ended December 31, 2004 to $4.4 million for the year ended December 31, 2005 due to the sale of 44 ACIS systems as compared to 12 ACIS systems in the comparable period in 2004. This improvement was offset by a decline in fee-per-use revenue caused by a reduction in the aggregate number of ACIS placements as a result of customers electing to purchase their equipment following the expiration of their lease and certain customers returning their ACIS equipment in order to utilize the services of our diagnostic services laboratory.

Cost of Revenue and Gross Margin

For the year ended December 31, 2005, our gross margin was 44% compared to 24% for the year ended December 31, 2004.

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

Technology group.   Cost of revenue was $2.4 million for the year ended December 31, 2005. This amount is $1.2 million or 33% less than the $3.6 million cost for the year ended December 31, 2004. The cost of revenue primarily consists of cost for manufacturing the ACIS, which includes the cost for direct material, labor costs, manufacturing overhead and direct customer support costs. For fee-per-use revenue, the cost of the ACIS is depreciated over a three-year time period and for a system sale or sales-type lease the entire cost of the ACIS system is expensed at the time of sale. Included in cost of revenue for the year ended December 31, 2004 was a charge of $0.2 million to fully depreciate all of our Access remote viewing stations because they were no longer required to facilitate the remote Access web-based program. Gross margins for our technology group were 72% in 2005 as compared to 51% in 2004. The improvement was due primarily to lower costs for systems sold, which in many cases were refurbished older systems. The increase in gross margins was also due to lower costs of field service.

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

Diagnostic services administration.   These costs totaled $6.3 million for the year ended December 31, 2005 and included the costs of senior medical staff, senior operations personnel, collection costs, consultants and legal resources to facilitate implementation of this new operation. This amount is $2.8 million, or 80% higher than $3.5 million for the year ended December 31, 2004. Collection costs are incurred from a third party billing and collection company. These costs are incurred as a percentage of amounts collected and increased as diagnostic services revenues increased.

Research and development expenses.   Expenses of $3.8 million for the year ended December 31, 2005 decreased by approximately $0.8 million, or 17%, from $4.6 million in 2004. This decrease is primarily attributable to the reduction in personnel that resulted from our fourth quarter 2004 workforce reduction.

Interest expense and other income.   Interest expense and other income for the year ended December 31, 2005 was $0.2 million, compared to $0.1 million for the year ended December 31, 2004 and consisted of approximately $0.3 million of interest expense offset by approximately $0.1 million of interest income. The interest expense is due primarily to the borrowings under our $3.0 million equipment financing agreement and other equipment financing lines, which commenced in 2003. The $0.1 million of interest income for the year ended December 31, 2005 compares to $0.2 million of interest income for the comparable period of 2004. The decrease in interest income is primarily the result of lower average cash balances in the year ended December 31, 2005 in comparison to the comparable period of 2004.

Liquidity and Capital Resources

At December 31, 2006, we had approximately $0.4 million of cash and cash equivalents. Cash used in operating activities was $12.4 million for the year ended December 31, 2006 due primarily to our net loss of $15.9 million and the net increase in our services group accounts receivable of $4.8 million, partially offset by increases in accrued expenses and other working capital changes. Cash used in investing activities of $9.2 million consisted of $6.1 million used to fund capital expenditures related primarily to purchases of new equipment for the diagnostic services laboratory and leasehold improvements at the new facility and $3.4 million used in the Trestle acquisition. Net cash provided by financing activities primarily consisted of

$8.0 million provided by our revolving lines of credit, $1.4 million provided by our long-term debt obligations and capital lease financing of assets previously purchased by the Company, combined with $3.3 million in issuance of common stock, including stock option exercises.

In June 2004, we entered into a master lease agreement with GE Capital for capital equipment financings of diagnostic services (laboratory) related equipment. We financed $2.6 million in 2004, $2.0 million in 2005 and $2.3 million through December 31, 2006 of capital equipment under this arrangement, which were recorded as capital lease obligations. Each lease financing has a term of 36 months. The 2004 financings provide us with an early purchase option after 30 months at 26.6% of the original cost of the equipment. The 2005 and 2006 financings provide us with an early purchase option after 24 months for an average purchase price equal to 44.8% and 45.9% of the original cost of the equipment, respectively. We believe that we have substantially all of the laboratory equipment that is required to support our current operating activities. A substantial increase in diagnostic service activity in excess of our annual revenue plan may result in a requirement to make additional capital expenditures.

In July 2005, we signed a ten-year lease for a new facility which began December 1, 2005 with two five-year renewal options. We relocated our laboratory operations to the new facility in January 2006 and relocated our corporate headquarters and manufacturing operation to the new facility in the second quarter of 2006. The landlord of the new facility agreed to fund approximately $3.5 million of tenant improvements, subject to the terms of the lease agreement. Our total projected spending for the build-out of the facility is approximately $8.4 million. As of December 31, 2006, we have spent approximately $7.5 million on tenant improvements and equipment purchases to build out the facility. We expect to spend approximately $0.6 million to complete the facility project. Of the $7.5 million spent through December 31, 2006, the landlord has funded approximately $2.9 million and we expect the landlord to fund the balance of approximately $0.6 million as we complete the remaining tenant improvements of the new facility. The lease for our former corporate headquarters and manufacturing facility expired in June 2006.

On March 1, 2006, we entered into a Master Purchase Agreement with Med One pursuant to which Med One purchased ACIS cost-per-test units that we previously leased to customers for a gross amount of $2.3 million. On August 31, 2006, Med One purchased additional units for a gross amount of $0.4 million. Under the agreement, 10% of each purchase price is held in escrow and may be recoverable by Med One to the extent that any units returned to Med One prior to the repayment of Med One’s net investment in the applicable equipment lease are not successfully remarketed. The proceeds from these financings were recorded as debt. Amounts invoiced to customers for tests performed or the minimum monthly rental fee related to the units sold to Med One are recorded as revenue. A portion of each fee is recorded as interest expense and the remainder reduces the amount recorded as debt. We continue to record depreciation expense on the units sold to Med One which is recorded to cost of revenues. In the ACIS Sale, the obligations under the Med One agreement have been assigned to Zeiss and as a result will no longer be recorded as debt in our consolidated financial statements in future periods.

On September 22, 2006, we completed our acquisition of substantially all of the assets of Trestle. As part of the agreement, we purchased certain assets of Trestle, including high speed scanning technology, virtual systems, related intellectual property, a current product line, inventory, and manufacturing capabilities, and assumed certain liabilities of Trestle. The purchase price for the assets was approximately $3.4 million in cash, including $0.6 million of acquisition costs, and $2.8 million of cash paid to Trestle and certain of its creditors. We financed this transaction primarily with the $3.0 million of net proceeds from the equity financing with Safeguard described below.

On September 22, 2006, we entered into a securities purchase agreement with Safeguard pursuant to which Safeguard purchased 4,162,042 shares of common stock, together with warrants to purchase an additional 624,306 shares of common stock at an exercise price of $0.98 per share, for an aggregate purchase price of $3.0 million. The purpose of this financing was to fund the purchase of Trestle, and is referred to as the “Trestle financing.” In exchange for Safeguard’s funding commitment, we also issued

Safeguard 50,000 warrants to purchase common stock at an exercise price of $0.87 per share (reflecting the trailing 10-day average closing price of our common stock prior to June 19, 2006.) The warrants issued in the Trestle financing are exercisable for a period of four years after the issued date of September 22, 2006. Following consummation of the Trestle financing, Safeguard beneficially owned approximately 59.6% of our outstanding common stock. In connection with this financing, we agreed to register the shares purchased by Safeguard upon request by Safeguard.

On September 29, 2006, we entered into a revolving credit facility with GE Capital. The financing arrangement consists of a senior secured revolving credit facility pursuant to which we may borrow up to $5.0 million, subject to adjustment. Borrowings under the credit agreement may not exceed 85% of our qualified accounts receivable after application of certain liquidity factors and deduction of certain specified reserves, and are repaid daily by a sweep of our cash-collections lockbox. The credit agreement includes an annual collateral monitoring fee of $12,000, and the following two financial covenants: one related to either a minimum fixed charge coverage ratio of 1.00 to 1.00, or a minimum liquidity requirement of three months cash burn (defined as balance sheet cash plus excess borrowing base available under the credit agreement), and one related to tangible net worth, which is required to be not less than $2.4 million through June 29, 2007 (which threshold is reduced for monthly periods to negative $1.1 million at December 31, 2007 and thereafter). The facility has a two-year term and is secured by the diagnostic services business accounts receivable, along with all of our other assets and the assets of our subsidiaries. The interest rate under this financing arrangement is based on the lower of the London Interbank Offered Rate (“LIBOR”), plus 3.25% or the Wall Street Journal published Prime Rate, plus 0.5%. The credit agreement provides for a prepayment fee of 2.0% of the commitment amount if terminated during the first year and 1.0% of the commitment amount if terminated any time thereafter prior to the maturity date. We incurred closing costs, underwriting deposit fees, and legal fees associated with the credit agreement of $261,000. At December 31, 2006, we had borrowed $2.5 million under this $5.0 million facility, and had no availability based on the amount of our qualified accounts receivable. In March 2007, a portion of the proceeds from the ACIS Sale reduced amounts outstanding to GE, and at March 21, 2007 we had no indebtedness outstanding and approximately $3.0 million available under this facility (based on our qualified accounts receivable).

We currently have a $12.0 million revolving credit agreement with Comerica, which was increased from $8.5 million in January 2007, and expires on February 27, 2008. The borrowings under the Comerica Facility totaling $5.5 million at December 31, 2006, are being used for working capital purposes and a $3.0 million stand-by letter of credit that was provided to the landlord of our leased facility and bears interest at the bank’s prime rate minus 0.5%. The Comerica Facility also includes an annual facility fee of $27,500, and one financial covenant related to tangible net worth, which is required to be not less than $2.4 million through June 29, 2007 (which threshold is reduced for monthly periods to negative $1.1 million at December 31, 2007 and thereafter). Borrowings under the Comerica Facility are guaranteed by Safeguard in exchange for an annual fee of 0.5% of the amount guaranteed and an amount equal to 4.5% per annum of the daily-weighted average principal balance outstanding. Additionally, we are required to pay Safeguard a quarterly usage fee of 0.875% of the amount by which the daily average principal balance exceeds $8.5 million. We also issued warrants to Safeguard as consideration for their guarantee as follows: (1) warrants to purchase 50,000 shares of common stock for an exercise price of $2.00 per share (for Safeguard’s guarantee of $8.5 million), (2) warrants to purchase 100,000 shares for an exercise price of $0.01 (as a commitment fee for Safeguard’s guarantee of the $3.5 million increase in the line), and (3) warrants to purchase 166,667 shares for an exercise price of $1.64 (as a maintenance fee for Safeguard’s guarantee of the $3.5 million increase in the line). The fair value of warrants issued, determined under the Black-Scholes model, is recognized as expense over the applicable period of the commitment.

On March 7, 2007, we obtained a subordinated revolving credit line (the “Mezzanine Facility”) from a Safeguard affiliate. The Mezzanine Facility, which expires December 8, 2008, provides us access to up to $6.0 million in working capital funding as we continue to grow our business. The Mezzanine Facility was originally $12.0 million, but was reduced by $6.0 million as a result of the ACIS Sale. Borrowings on the Mezzanine Facility will bear interest at an annual rate of 12%. In connection with the Mezzanine Facility, we issued (or are required to issue) to Safeguard: (1) warrants to purchase 125,000 shares of our common stock with an exercise price of $0.01 per share, expiring March 7, 2011; (2) warrants to purchase 62,500 shares of common stock with an exercise price of $1.39 per share (reflecting a 15% discount to the trailing 10-day average closing price of our common stock prior to March 7, 2007), expiring March 7, 2011; and (3) four-year warrants to purchase 31.25 additional shares of common stock for each $1,000 borrowed (with a minimum draw amount of $1 million). To date, no amounts have been drawn on the line.

We believe that our existing cash resources, including the cash proceeds from the ACIS Sale and anticipated revenues from our laboratory services business, together with access to the financing sources described above, will be sufficient to satisfy the cash needs of our existing operations throughout 2007. However, we have a history of operating losses and negative cash flows from operations, and future profitability is uncertain. If we are unable to achieve positive cash flow, we may fail to comply with one or more of our debt covenants, which may accelerate our outstanding indebtedness. Moreover, if we are unable to access one or more of these financing sources, or if we encounter other difficulties in executing our business plan, we may require additional financing. Additionally, if we reach a decision to acquire or license complementary technology or acquire complementary businesses, we would require additional debt or equity financing, or would be required to monetize other assets. There can be no assurance that we will be able to obtain additional debt or equity financing when needed or on terms that are favorable to us and our stockholders. Furthermore, if additional funds are raised through an equity or convertible debt financing, our stockholders may experience significant dilution.

The following table summarizes our contractual obligations and commercial commitments at December 31, 2006, including our operating facility lease and capital lease obligations. These commitments exclude any remaining amounts necessary to complete the build-out of our new facility and a $3.0 million standby letter of credit provided to the landlord under the lease agreement for our facility.

	Payment due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Revolving Lines of Credit	$7,968	$2,468	$5,500	$—	$—
Long-Term Debt Obligations	1,803	746	1,057	—	—
Capital Lease Obligations	4,089	2,150	1,939	—	—
Operating Leases	13,115	1,143	4,160	3,036	4,776
Total	$26,975	$6,507	$12,656	$3,036	$4,776

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that provide financing, liquidity, market or credit risk support or involve leasing, hedging or research and development services for our business or other similar arrangements that may expose us to liability that is not expressly reflected in the financial statements, except for facilities operating leases.

As of December 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

Several new accounting standards have been issued and adopted recently. None of these standards had a material impact on our financial position, results of operations or liquidity. See also Note 1 of Notes to the Consolidated Financial Statements.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year statement of operations, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our financial position, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This pronouncement is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 157 to have a material impact on our financial position, results of operations or cash flows.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

We invest excess cash in short-term debt securities that are intended to be held to maturity. These short-term investments typically have various maturity dates which do not exceed one year. We had no short-term investments as of December 31, 2006. As a result of the ACIS Sale, we expect to invest in short-term debt securities in 2007.

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

We have audited the accompanying consolidated balance sheets of Clarient, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the financial position of Clarient, Inc., and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in notes 2 and 9 to the consolidated financial statements, effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/ KPMG LLP
Costa Mesa, California
March 27, 2007

CLARIENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$448	$9,333
Accounts receivable, net of allowance for doubtful accounts of $790 and $740, respectively (services group)	8,377	3,928
Accounts receivable, net of allowance for doubtful accounts of $250 and $207, respectively (technology group)	474	858
Net investment in sales type leases	78	81
Inventories, net of reserve for obsolescence of $476 and $333, respectively	1,880	1,088
Prepaid expenses and other current assets	522	754
Total current assets	11,779	16,042
Property and equipment, net	10,608	8,007
Intangible assets, net	3,464	742
Restricted cash	232	—
Net investment in sales type leases	124	188
Goodwill	550	—
Other	273	270
Total assets	$27,030	$25,249
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving lines of credit	$2,468	$—
Accounts payable	4,055	3,122
Accrued payroll	1,420	1,109
Accrued expenses	2,303	1,341
Deferred revenue	581	1,233
Current maturities of long-term debt, including capital lease obligations	2,896	2,153
Total current liabilities	13,723	8,958
Long-term debt, including capital lease obligations	8,496	2,073
Deferred rent	3,651	1,756
Commitments and contingencies
Stockholders’ equity:
Common stock $0.01 par value, authorized 100,000,000 shares, issued and outstanding 71,487,642 and 66,912,762, respectively	715	669
Additional paid-in capital	136,670	132,388
Accumulated deficit	(136,211)	(120,285)
Deferred compensation	—	(268)
Accumulated other comprehensive loss	(14)	(42)
Total stockholders’ equity	1,160	12,462
Total liabilities and stockholders’ equity	$27,030	$25,249

See accompanying notes to consolidated financial statements.

CLARIENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2006	2005	2004
Revenue:
Services group	$27,932	$11,439	$2,238
Technology group	5,672	8,710	7,531
Total revenue	33,604	20,149	9,769
Cost of revenue:
Services group	15,565	8,789	3,813
Technology group	2,151	2,419	3,627
Total cost of revenue	17,716	11,208	7,440
Gross profit	15,888	8,941	2,329
Operating expenses:
Selling, general and administrative	17,036	13,414	13,710
Diagnostic services administration	8,950	6,312	3,499
Research and development	4,698	3,805	4,612
Total operating expenses	30,684	23,531	21,821
Loss from operations	(14,796)	(14,590)	(19,492)
Interest expense	1,169	313	270
Other income	(63)	(101)	(164)
Loss before income taxes	(15,902)	(14,802)	(19,598)
Income taxes	(24)	—	2
Net loss	$(15,926)	$(14,802)	$(19,600)
Basic and diluted net loss per common share	$(0.23)	$(0.27)	$(0.38)
Weighted average number of common shares outstanding	67,872,436	53,971,275	51,590,448

See accompanying notes to consolidated financial statements.

CLARIENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Deferred		Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Compensation	Total	Loss
Balances at December 31, 2003	38,582	$386	$92,445	$(85,883)	$(73)	$(876)	$6,019
Exercise of stock options	213	2	268	—	—	—	270
Sale of common stock, net of offering costs	12,795	128	24,292	—	—	—	24,420
Issuance of options	—	—	476	—	—	(273)	203
Restricted stock amortization	—	—	—	—	—	482	482
Stock option amortization	—	—	—	—	—	71	71
Comprehensive loss:
Net loss	—	—	—	(19,600)	—	—	(19,600)	$(19,600)
Foreign currency translation adjustment	—	—	—	—	23	—	23	23
Comprehensive loss								$(19,577)
Balances at December 31, 2004	51,590	$516	$117,481	$(105,483)	$(50)	$(576)	$11,888
Exercise of stock options	154	1	194	—	—	—	195
Sale of common stock, net of offering costs	15,000	150	14,508	—	—	—	14,658
Issuance of restricted stock	168	2	205	—	—	(207)	—
Restricted stock amortization	—	—	—	—	—	498	498
Stock option amortization	—	—	—	—	—	17	17
Comprehensive loss:
Net loss	—	—	—	(14,802)	—	—	(14,802)	$(14,802)
Foreign currency translation adjustment	—	—	—	—	8	—	8	8
Comprehensive loss								$(14,794)
Balances at December 31, 2005	66,912	$669	$132,388	$(120,285)	$(42)	$(268)	$12,462
Reclassification of unamortized deferred compensation	—	—	(268)	—	—	268	—
Exercise of stock options	319	3	396	—	—	—	399
Sale of common stock, net of offering costs	4,162	42	2,846	—	—	—	2,888
Issuance of restricted stock	212	2	(2)	—	—	—	—
Restricted stock cancelled	(117)	(1)	1	—	—	—	—
Stock-based compensation	—	—	1,309	—	—		1,309
Comprehensive loss:
Net loss	—	—	—	(15,926)	—	—	(15,926)	$(15,926)
Foreign currency translation adjustment	—	—	—	—	28	—	28	28
Comprehensive loss								$(15,898)
Balances at December 31, 2006	71,488	$715	$136,670	$(136,211)	$(14)	$—	$1,160

See accompanying notes to consolidated financial statements.

CLARIENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(15,926)	$(14,802)	$(19,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,700	2,904	3,434
Stock-based compensation	1,309	515	756
Provision for bad debts	548	1,217	221
Gain on sale of assets	(338)	(1,254)	—
Reserve for excess and obsolete inventory	143	—	191
Changes in operating assets and liabilities, excluding acquisitions:
Accounts receivable (services group)	(4,842)	(3,599)	(1,413)
Accounts receivable (technology group)	239	256	1,028
Net investment in sales type leases	67	(269)	—
Inventories	(835)	(348)	(191)
Prepaid expenses and other assets	229	(399)	315
Accounts payable	933	1,556	1,172
Accrued payroll	311	(39)	464
Accrued expenses	962	301	29
Deferred rent	1,895	1,756	—
Deferred revenue	(796)	1,135	(9)
Net cash used in operating activities	(12,401)	(11,070)	(13,603)
Cash flows from investing activities:
Additions to intangible assets	(152)	(137)	(248)
Purchases of property and equipment	(6,052)	(5,656)	(4,097)
Proceeds from sale of assets	415	1,481	—
Acquisition of business	(3,412)	—	—
Net cash used in investing activities	(9,201)	(4,312)	(4,345)
Cash flows from financing activities:
Proceeds from exercise of stock options	399	195	270
Borrowings on long-term debt, including capital lease obligations	4,851	1,975	2,796
Repayments on long-term debt, including capital lease obligations	(3,417)	(2,166)	(1,215)
Borrowings on revolving lines of credit	10,666	—	—
Repayments on revolving lines of credit	(2,698)	—	—
Issuance of common stock	2,995	15,000	26,000
Offering costs	(107)	(342)	(1,580)
Net cash provided by financing activities	12,689	14,662	26,271
Effect of exchange rate changes on cash and cash equivalents	28	8	23
Net increase (decrease) in cash and cash equivalents	(8,885)	(712)	8,346
Cash and cash equivalents at beginning of year	9,333	10,045	1,699
Cash and cash equivalents at end of year	$448	$9,333	$10,045
Supplemental disclosure of cash flow information:
Cash paid for interest	$767	$295	$—
Cash paid for income taxes	$24	$—	$1

See accompanying notes to consolidated financial statements.

CLARIENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Description of Business and Liquidity

Clarient, Inc. (the “Company”) combines innovative technologies, meaningful test results and world class expertise to improve patient outcomes. Clarient is a comprehensive cancer diagnostic company providing cellular assessment and cancer characterization to three major customer groups:

•       community pathologists;

•       academic researchers and university hospitals; and

•       bio pharmaceutical companies.

The Company began to offer diagnostic laboratory services in May 2004. Initially the Company offered scan and stain technical services that were expanded in November 2004 to a broad range of diagnostic services after receiving its California Department of Health license including specified diagnostic services provided by physicians. Because of the corporate practice of medicine laws in the states in which the Company operates, the Company does not own a medical practice but instead has entered into an exclusive long-term management services agreement with the professional corporation which operates the medical practice. The professional corporation provides all medical services while Clarient performs all non-medical management of the professional corporation. Consolidation of the financial statements for the professional corporation is required under Financial Accounting Standards Board (FASB) Interpretation No. 46, as revised, (FIN 46) “Consolidation of Variable Interest Entities.”

On March 8, 2007, the Company sold (the “ACIS Sale”) its Technology business, including its ACIS systems business and assets acquired from Trestle in September 2006, to Carl Zeiss MicroImaging, Inc. (“Zeiss”).

The financial statements have been prepared on a going concern basis which assumes that the Company will have sufficient resources to pay its obligations as they become due during 2007. In addition to revenues from the Company’s laboratory services business and cash proceeds from the ACIS Sale, at March 21, 2007, the Company had $9.0 million of aggregate availability under its credit facilities with GE Capital, Safeguard and Comerica, which may be used for working capital purposes (described in notes 5, 6 and 7). Management believes that its current cash resources and committed borrowings will enable the Company to maintain operations through December 31, 2007. However, the Company has a history of operating losses and negative cash flows from operations, and future profitability is uncertain. If the Company is unable to achieve positive cash flow, it may fail to comply with one or more of its debt covenants, which may accelerate outstanding indebtedness. Additionally, if the Company is unable to access one or more of these financing sources, or if it encounters other difficulties in executing its business plan, it may require additional financing. There can be no assurance that the Company will be able to obtain additional debt or equity financing when needed or on terms that are favorable to the Company and its stockholders.

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

Revenue for “fee-per-use” agreements is obtained through the billing information via modem, which accesses the ACIS database. Revenue is recognized based on the greater of actual usage fees or the minimum monthly rental fee. Under this pricing model, the Company owns most of the ACIS instruments that are engaged in service and accordingly, all related depreciation and maintenance and service costs are expensed as incurred.

Revenue for instruments that are sold is recognized and deferred using the residual method pursuant to the requirements of Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition” (SOP 97-2), as amended by Statement of Position No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Arrangements.” At the outset of the arrangement with the customer, the Company defers revenue for the fair value of its undelivered elements (e.g., maintenance) and recognizes revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (e.g., software license) when the basic criteria in SOP 97-2 have been met. Maintenance revenue is recognized ratably over the term of the maintenance contract, which typically is a period of twelve months.

Systems sold under a leasing arrangement are accounted for as sales-type leases pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases,” if applicable. The Company recognizes the net effect of these transactions as a sale because of the bargain purchase option granted to the lessee.

The Company has entered into a distribution and development agreement with Dako, which includes multiple elements. Those elements include distribution rights, ACIS instruments, research and development services, training and maintenance. The agreement calls for an upfront payment and additional payments as instruments are delivered or milestones are achieved under the research and development component. The Company is accounting for this arrangement under the percentage-of-completion method using the zero profit margin approach. Under this approach, revenue is recognized in amounts equal to the costs incurred to provide the products and services. The Company further limits the amount of revenue recognized to the amount of fees that are fixed or determinable under the agreement. Because the Company does not have evidence of fair value for certain elements that span the term of the agreement, the profit earned will be recognized over the remaining term of the agreement once the research and development services are complete. As of December, 31, 2006 the research and development services were ongoing.

(c)   Equity-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”). SFAS No. 123(R) revises SFAS No. 123, “Accounting for Stock Based Compensation.” SFAS No. 123(R) supersedes the Company’s previous accounting under Accounting Principals Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and its related interpretations for periods beginning in fiscal 2006. The Company adopted SFAS No. 123(R) using the modified prospective transition method, accordingly, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). See Note 9 for a discussion of equity-based compensation.

(d)   Use of Estimates

The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates. Significant estimates include receivables valuations and valuation of deferred income tax assets and inventories.

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

December 31,	Outstanding options and warrants to purchase shares of common stock	Weighted average strike price
2006	12,848,084	$2.86
2005	12,540,478	2.56
2004	9,249,225	2.48

(g)   Cash and Cash Equivalents

Cash and cash equivalents consist of amounts held as bank deposits and money market funds with a maturity of three months or less. The Company has not experienced any significant losses on cash equivalents and does not believe it is exposed to any significant credit risk on such cash equivalents.

(h)   Financial Instruments

The Company estimates the fair value of its monetary assets and liabilities based upon the existing interest rates related to such assets and liabilities compared to current market rates of interest for instruments with a similar nature and degree of risk. The Company estimates that the fair value of all of its monetary assets and liabilities approximates the recorded value as of December 31, 2006 and 2005.

(i)   Inventories

Inventories consist of raw materials, including laboratory supplies, and are stated at the lower of cost or market, with cost determined on the first-in, first-out method.

(j)   Depreciation

Property and equipment are depreciated on the straight-line basis over the following estimated useful lives:

Office, Computer and Laboratory Equipment	3 to 5 years
ACIS units	3 years
Furniture and Fixtures	5 years
Leasehold Improvements	Shorter of useful life or remaining life of lease

The following is a summary of property and equipment (in thousands):

	December 31,
	2006	2005
Office furniture, computer and laboratory equipment	$10,251	$8,854
ACIS units	6,538	10,982
Leasehold improvements	7,968	4,218
Total	24,757	24,054
Less: accumulated depreciation	(14,149)	(16,047)
Property and equipment, net	$10,608	$8,007

The ACIS units included in the above summary of property and equipment are offered under cancelable lease arrangements in which the customer is charged based on the number of tests performed subject to a minimum monthly payment.

Expenditures for maintenance, repairs and minor improvements are charged to expense as incurred. Major improvements and additions are capitalized. Depreciation on ACIS instruments begins upon placement into service. Depreciation related to ACIS instruments for research and development or placed for commercial use is expensed in research and development or cost of sales, respectively.

(k)   Impairment of Long-Lived Assets and Intangible Assets

The Company assesses the impairment of intangible and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

When the Company determines that the carrying value of intangible and other long-lived assets may not be recoverable by projected undiscounted cash flows, the Company measures any impairment based on a discounted projected cash flow method using a discount rate determined by its management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and projecting cash flows.

The Company’s intangible assets are comprised of acquired intangibles from the purchase of Trestle Holdings, Inc., and Trestle Acquisition Corp. (a wholly-owned subsidiary of Trestle Holdings, Inc.) (collectively, “Trestle”) and external legal costs and filing fees for internally-developed patents which protect the Company’s intellectual property for ACIS instruments. Amortization of intangible assets is provided using the straight-line method over the term of the remaining estimated useful live of seven to 15 years. See Note 4 for a discussion of intangible assets.

(l)   Goodwill

The Company accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires the Company to evaluate goodwill for impairment annually, or more frequently if an indication of impairment has occurred. During the year ended December 31, 2006, the Company recorded goodwill of $0.6 million, which represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired from Trestle. The purchase price allocation for this acquisition is preliminary and subject to revision as a more detailed analysis and additional information about the fair value of assets and liabilities becomes available. Any change in the fair value of the net assets acquired will change the amount of the purchase price allocable to goodwill. See Note 3 for a discussion of the Trestle acquisition.

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

The components of the net investment in sales-type leases (in thousands) are listed below:

	December 31,
	2006	2005
Total minimum lease payments to be received	$275	$367
Less: Amounts representing estimated maintenance costs including profit thereon, included in total minimum lease payments	(34)	(62)
Net minimum lease payments receivable	241	305
Less: Unearned maintenance income & interest	(39)	(36)
Net investment in sales-type leases	$202	$269

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

(o)   Restructuring Charges

Restructuring charges incurred for exit or disposal activities are recognized when incurred in accordance with the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

In November 2004, the Company recorded a charge of approximately $0.1 million related to a fourth quarter workforce reduction involving 10 employees, which is included in selling, general, and administrative expense. As of December 31, 2004, these charges had been fully paid.

(p)   Concentrations of Credit Risk

The Company’s customer base is comprised of two principal market segments, (1) the clinical market which consists of hospitals, pathology practice groups and reference laboratories and (2) the research and biotechnology market which consists of pharmaceutical companies, universities and research institutions. The Company’s customer base is geographically diverse, and historically the Company has not experienced significant losses related to receivables for its fee-per-use revenue. The credit profile of the Company’s pathology practice and hospital customer group does not often lend itself to formal credit evaluations. Where applicable, the Company will perform periodic credit evaluations, although these are infrequent. The Company does not require collateral. ACIS fee-per-use customers are billed monthly based on their volume of activity. Diagnostic services revenue is largely derived from third-party payers, such as Medicare, to whom the Company submits bills for services based upon established rates of reimbursement. The Company estimates an allowance for doubtful accounts based upon the actual payment history of each customer in addition to reserving for a portion of receivables that are delinquent.

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

(r)   Recent Accounting Pronouncements

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year statement of operations, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This pronouncement is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 to have a material impact on the Company’s financial position, results of operations or cash flows.

(s)   Reclassifications

Prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation. Reclassified amounts had no impact on the Company’s net losses.

(3)   Business Acquisition

On September 22, 2006, the Company completed its acquisition of substantially all of the assets of Trestle for a cash purchase price of $3.4 million, including $2.8 million paid to Trestle and certain of its creditors, and $0.6 million of acquisition costs. Trestle developed and sold digital tissue imaging and telemedicine applications linking dispersed users and data primarily in the healthcare and pharmaceutical markets. The purchase strategically positioned the Company as a leading provider in the anatomical pathology market; integrating image analysis, high speed scanning capabilities and virtual microscopy into one offering.

The Company financed the acquisition primarily with the net proceeds from a $3.0 million private placement of common stock (see Note 10).

The acquisition of Trestle was accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The cost to acquire Trestle was allocated to the respective assets and liabilities acquired based on their estimated fair values as of the closing date. The consolidated financial statements include the results of operations of Trestle subsequent to the closing of the acquisition.

At December 31, 2006, the allocation of the cost to acquire Trestle is as follows (in thousands):

Current assets	$110
Property, plant and equipment	76
Intangible assets	2,820
Goodwill	550
Total assets acquired	3,556
Total liabilities assumed	144
Net assets acquired	$3,412

Assets and liabilities acquired are included in the Company’s technology segment. Intangible assets acquired consist of patents and tradenames of approximately $1.5 million, with estimated useful lives of seven to 10 years, customer relationships of $0.9 million, with estimated useful lives of 15 years, and other intangible assets of approximately $0.4 million, with estimated useful lives of 10 years.

The following unaudited pro forma combined financial information for the years ended 2006 and 2005 assumes that the Trestle acquisition was completed as of the beginning of the periods presented (in thousands, except per share data):

	2006	2005
Net revenues	$35,191	$24,156
Net loss	(18,347)	(20,478)

Basic and diluted net loss per common share	$(0.27)	$(0.38)

(4)   Intangible Assets

Intangible assets are amortized over the shorter of their respective estimated useful lives or their respective remaining legal lives to their estimated residual values. The following tables provide a summary of the Company’s intangible assets with definite useful lives recorded as of December 31, 2006 and 2005 (in thousands):

	2006	2005
Patents and tradenames	$2,899	$1,314
Customer relationships	890	—
Service contracts	460	—
Gross carrying amount	4,249	1,314
Less: accumulated amortization	(785)	(572)
Net carrying amount	$3,464	$742

The following table summarizes the future estimated annual pretax amortization expense for these assets (in thousands):

Fiscal Year
2007	$447
2008	446
2009	431
2010	407
2011	393
2012 & thereafter	1,340
Total	$3,464

(5)   Lines of Credit

At December 31, 2006, the Company had an $8.5 million revolving credit agreement with Comerica Bank (“Comerica”), which was scheduled to expire on February 28, 2007 and bore interest at the bank’s prime rate minus 0.5%. The borrowings under the line of credit are being used for working capital purposes and to provide a $3.0 million stand-by letter of credit to the landlord of the Company’s headquarters facility. The credit agreement is guaranteed in its entirety by Safeguard Scientifics, Inc., (“Safeguard”). The Company paid Safeguard a commitment fee of $15,000 and issued to Safeguard a warrant to purchase 50,000 shares of common stock for an exercise price of $2.00 per share as additional consideration for Safeguard’s $3.0 million increase in the guarantee in August 2005. The Company is also obligated to pay Safeguard an amount equal to 0.5% of the amount guaranteed and 4.5% per annum of the daily-weighted average principal balance outstanding under the line of credit. The credit agreement also includes an annual facility fee of $27,500 and one financial covenant related to tangible net worth, which is required to be not less than $0. As of December 31, 2006, the Company was not in compliance with this financial covenant, however the Company obtained a waiver of this default from Comerica. At December 31, 2006, the Company had borrowings of $5.5 million outstanding, a stand-by letter of credit of $3.0 million outstanding and had no availability under the line of credit. See Note 13 for a discussion of amendments made to this agreement subsequent to December 31, 2006.

On September 29, 2006, the Company entered into a Loan and Security Agreement with General Electric Capital Corporation (“GE Capital”). The financing arrangement consists of a senior secured revolving credit facility pursuant to which the Company may borrow up to $5.0 million, subject to adjustment. Borrowings under the credit agreement may not exceed 85% of the Company’s qualified accounts receivable after application of certain liquidity factors and deduction of certain specified reserves, and are repaid daily by a sweep of the Company’s cash-collections lockbox. The credit agreement includes an annual collateral monitoring fee of $12,000, and the following two financial covenants: one related to either a minimum fixed charge coverage ratio of 1.00 to 1.00, or a minimum liquidity requirement of three months cash burn (defined as balance sheet cash plus excess borrowing base available under the credit agreement), and one related to tangible net worth, which was required to be not less than $0 as of December 31, 2006. The facility has a two-year term and is secured by the diagnostic services business accounts receivable, along with all of the other assets of the Company and its subsidiaries. The interest rate under this financing arrangement is based on the lower of the London Interbank Offered Rate (“LIBOR”), plus 3.25% or the Wall Street Journal published Prime Rate, plus 0.5%. The credit agreement provides for a prepayment fee of 2.0% of the commitment amount if terminated during the first year and 1.0% of the commitment amount if terminated any time thereafter prior to the maturity date. The Company incurred closing, underwriting deposit fees, and legal fees associated with the credit agreement of $0.3 million. At December 31, 2006, the Company had $2.5 million outstanding under this $5.0 million facility. Based on the amount of the Company’s qualified accounts receivable at December 31, 2006, the Company estimated it had no additional availability under the line of credit. As of December 31, 2006, the Company was not in compliance with the tangible net worth covenant of this agreement, and in October 2006, the Company had failed to comply with the covenant relating to minimum liquidity requirements; the Company subsequently obtained waivers of these defaults from GE Capital. See Note 13 for amendments made to this agreement subsequent to December 31, 2006.

(6)   Equipment Financing

In August 2003, the Company entered into an agreement for an equipment financing line from GE Capital. That equipment financing line provided for $3.0 million in immediate financing resources and an additional $2.0 million as the Company achieved certain system placement objectives. The loan principal amortized ratably over the 33 month term. In September 2003, the Company borrowed $3.0 million at an interest rate of 8.16% under the equipment financing agreement. These borrowings were used for working capital purposes and were secured by substantially all of the assets of the Company. The agreement also provided for various restrictive covenants, maintenance of certain financial ratios and a collateral monitoring fee of $5,000 per year. On March 1, 2006, the balance outstanding on the equipment financing was paid in its entirety.

In June 2004, the Company entered into a master lease agreement with GE Capital for capital equipment financings of diagnostic services (laboratory) related equipment. The Company financed $2.6 million in 2004, $2.0 million in 2005 and $2.3 million in 2006 of capital equipment under this arrangement, which were recorded as capital lease obligations. Each lease financing has a term of 36 months. The 2004 financings provide for an early purchase option by the Company after 30 months at 26.6% of the cost of the equipment. The 2005 and 2006 financings provide for an early purchase option by the Company after 24 months for an average purchase price equal to 44.8% and 45.9% of the cost of the equipment, respectively.

The capital lease obligations as of December 31, 2006 are as follows (in thousands):

Fiscal Year:
2007	$2,404
2008	1,394
2009	661
2010	16
Subtotal	4,475
Less: interest	(386)
Total	4,089
Less: current portion	(2,150)
Capital lease obligations, excluding current portion	$1,939

(7)   Borrowings on Equipment Subject to Operating Leases

On March 1, 2006, the Company entered into a Master Purchase Agreement with Med One Capital, Inc. (“Med One”), pursuant to which Med One purchased certain ACIS “cost-per-test” units for a gross amount of $2.3 million, and on August 31, 2006, Med One purchased additional units for a gross amount of $0.4 million. Each unit purchased by Med One was in use by a customer at the time of each transaction. Under the agreement, 10% of each purchase price is held in escrow and may be recoverable by Med One to the extent that any units returned to Med One prior to the expiration of the applicable equipment lease are not successfully remarketed. The escrow amount is classified as restricted cash. The proceeds from these financings were recorded as debt, as the transactions did not meet the criteria for recognition of revenue. Amounts invoiced to customers for tests performed or the minimum monthly rental fee related to the units sold to Med One are recorded as revenue, with a portion of these fees recorded as interest expense and the remaining portion recorded as a principal reduction of the related debt. As of December 31, 2006, approximately $0.7 million of the proceeds from the Med One transactions were classified as current maturities of long-term debt and approximately $1.1 million of the proceeds were classified as long-term debt. The Company continues to record depreciation expense on the units sold to Med One which is reflected in cost of revenues. In the ACIS Sale, the obligations under the Med One agreement have been assigned to Zeiss and as a result will no longer be recorded as debt in our consolidated financial statements in future periods.

(8)   Income Taxes

The following table summarizes the tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards which give rise to significant portions of the deferred tax assets and liability at December 31 (in thousands):

	2006	2005	2004
Deferred tax assets:
Current assets:
Accrued liabilities and other	$847	$764	$600
Non-current assets:
Net operating loss carryforward	46,477	40,219	35,550
Intangible asset, net of amortization	292	389	510
Depreciation and other	1,390	2,089	1,312
R&D and other tax credits	3,190	3,118	2,973
Non-current deferred tax assets	51,349	45,815	40,345
Total	52,196	46,579	40,945
Less valuation allowance for net deferred tax assets	(52,196)	(46,579)	(40,945)
Deferred tax assets, net	$—	$—	$—

Substantially all of the Company’s pre-tax losses are derived from the domestic entity. The valuation allowance increased by $5.6 million for the year ended December 31, 2006. In the event the valuation allowance is reversed in the future, tax benefits as of December 31, 2006 shall be allocated as follows:

Income tax benefit resulting from operations	$50,961
Additional paid-in capital	1,235
Total valuation allowance	$52,196

Actual income tax expense differs from amounts computed by applying the U.S. federal income tax rate of 34% to pretax loss as a result of the following for the year ended December 31 (in thousands):

	2006	2005	2004
Computed expected tax benefit	$(5,408)	$(5,033)	$(6,664)
State income taxes, net of federal benefit	(429)	(584)	(637)
Nondeductible expenses	244	25	(1)
Change in valuation allowance	5,617	5,634	7,333
Other	—	(42)	(29)
Actual tax expense	$24	$—	$2

As of December 31, 2006, the Company had net operating loss carry forwards for federal and state income tax purposes of approximately $119.2 million and $81.5 million, respectively, which will commence expiration in 2011.  As of December 31, 2006, the Company had tax credit carry forwards for federal and state income tax purposes of $2.1 million and $1.6 million, respectively, which will begin to expire in 2011.

Due to both historical and recent changes in the capitalization structure of the Company, the utilization of net operating losses may be limited pursuant to section 382 of the Internal Revenue Code.

(9)   Equity-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123(R), which requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award. SFAS No. 123(R) also requires measurement of the cost of employee services received in exchange for an award. SFAS No. 123(R) also amends SFAS No. 95, “Statement of Cash Flows,” to require the excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows. The Company adopted SFAS No. 123(R) using the modified prospective method. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Stock-based compensation related to stock options for which there was no comparable expense recorded in the prior years was $1.1 million, or less than $0.02 per share.

Stock-based compensation is recognized in the consolidated statements of operations as follows (in thousands):

	December 31,
	2006	2005	2004
Cost of revenue—services group	$17	$—	$—
Cost of revenue—technology group	13	—	—
Selling, general and administrative	971	361	664
Diagnostic services administration	238	79	40
Research and development	70	75	52
Total stock-based compensation expense	$1,309	$515	$756

Prior to adopting SFAS No. 123(R), the Company accounted for stock-based compensation in accordance with APB No. 25. Had compensation cost been recognized consistent with SFAS No. 123, the Company’s consolidated net loss and loss per share would have been as follows (in thousands, except per-share amounts):

	December 31,
	2005	2004
Net loss:
As reported	$(14,802)	$(19,600)
Add: Stock-based employee compensation expense included in net-loss	515	756
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(1,895)	(2,007)
Pro forma	$(16,182)	$(20,851)
Loss per share—Basic and Diluted:
As reported	$(0.27)	$(0.38)
Pro forma	$(0.30)	$(0.40)

The fair value of the Company’s stock-based awards to employees was estimated at the date of grant using the Black-Scholes option-pricing model. The risk-free rate is based on the U.S. Treasury yield curve in effect at the end of the quarter in which the grant occurred. The expected life of the Company’s stock options granted to employees was estimated using the historical exercise behavior of option holders. The expected life of the Company’s stock options granted to consultants was based on the contractual term.

Expected volatility was based on historical volatility for a period equal to the stock option’s expected life. The following assumptions were used to determine fair value:

	2006	2005	2004
Dividend yield	0.0%	0.0%	0.0%
Volatility	57 - 89%	101%	103%
Average expected option life	3.2 – 4.7 years	4 years	4 years
Risk-free interest rate	4.5 – 5.2%	3.9 – 4.5%	2.7 – 3.6%

The weighted-average grant date fair value of options issued by the Company during the years ended December 31, 2006, 2005 and 2004 was $0.78, $0.98 and $2.48, respectively.

The Company has a stock option plan (the Plan) pursuant to which its Board of Directors or a committee of the Board granted stock options and restricted stock awards to employees, directors and consultants. The Plan authorized grants of options to purchase up to 9,200,000 shares of authorized but unissued common stock. Stock options granted have terms of up to 10 years and become exercisable in increments over periods of up to five years. Unless otherwise provided in an option agreement, all options terminate three months after termination of the option holder’s employment or relationship with the Company as a director or consultant except in the case of death or disability, in which case the period is extended to one year. Upon exercise of awards, the Company plans on issuing new shares of common stock. The Plan expired in December of 2006.

Option activity is summarized as follows:

	2006		2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	6,874,919	$2.29	7,583,666	$2.48	5,550,765	$3.17
Options granted	2,010,495	1.08	507,000	1.39	3,161,500	1.39
Options exercised	(319,010)	1.16	(154,376)	1.26	(212,614)	1.28
Options cancelled	(1,996,270)	3.58	(1,061,371)	3.38	(865,985)	3.13
Outstanding at year-end	6,570,134	$1.58	6,874,919	$2.29	7,583,666	$2.48
Options exercisable at year-end	3,445,444		4,140,655		3,107,308
Shares available for future grant	—		2,164,854		1,778,241

The Company estimates forfeitures of stock options based on the historical turnover rate of its employees. For purposes of this estimate, the Company has identified two groups of employees, and estimates the forfeiture rates for these groups to be 8% and 35%. At December 31, 2006, the number of options that were vested and expected to vest for these two groups were 3,309,754 and 2,347,868, respectively, with weighted average remaining contractual terms of 4.28 and 6.13 years, respectively. At December 31, 2006, these options had an aggregate intrinsic value of $1.1 million and $1.5 million, respectively.

The total intrinsic value of options exercised in the years ended December 31, 2006, 2005 and 2004 was $77,000, $47,000 and $119,000, respectively. As of December 31, 2006, there was $1.6 million of unamortized compensation expense related to stock options. The Company expects to recognize this expense over a weighted-average period of 3.0 years.

Restricted stock awards activity for the Company is summarized as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2005	142,298	$1.24
Granted	212,220	$0.96
Vested	(93,556)	$1.13
Unvested at December 31, 2006	260,962	$1.05

The Company recorded $128,000, $309,000 and $469,000 of compensation expense related to restricted stock awards in 2006, 2005 and 2004, respectively. As of December 31, 2006, there was $273,000 of unamortized compensation expense related to restricted stock awards. The Company expects to recognize this expense over a weighted-average period of 1.4 years.

(10)   Stock Transactions

On February 10, 2004, the Company completed a private placement of 2,295,230 shares of common stock and a warrant to purchase shares of common stock to Safeguard for a purchase price of $5 million. The warrant issued to Safeguard is exercisable until March 1, 2008 and is currently exercisable to purchase 344,285 shares of common stock for an exercise price of $2.95 per share. The Company also entered into a registration rights agreement giving Safeguard certain rights to have the purchased shares registered under the Securities Act of 1933, as amended.

On March 25, 2004, the Company entered into a securities purchase agreement with a limited number of accredited investors pursuant to which the Company agreed to issue and the investors agreed to purchase 10,500,000 shares of common stock, together with warrants to purchase an additional 1,575,000 shares of common stock at an exercise price of $2.75 per share for an aggregate purchase price of $21 million (this financing is referred to as the “March 2004 financing”). The warrants issued in this transaction are exercisable for a period of four years after the date they were issued. This transaction was structured so that a portion of the common stock and warrants issued (4,200,000 shares of common stock and warrants to purchase 630,000 shares of common stock for aggregate gross proceeds of $8.4 million) were issued at an initial closing that occurred on March 31, 2004. The remaining shares and warrants were issued at a subsequent closing which occurred on April 27, 2004. Safeguard was one of the purchasers in the March 2004 financing and acquired 3,750,000 shares (of which 1,500,000 shares were acquired at the initial closing) of common stock and warrants to purchase 562,500 shares of common stock (of which 225,000 were acquired at the initial closing) for an aggregate investment of $7.5 million. In connection with the March 2004 financing, the Company entered into a registration rights agreement with the purchasers in that financing and the Company has registered the resale of shares issued in the March 2004 financing with the Securities and Exchange Commission.

As described in Note 5, on August 1, 2005, the Company amended its Loan Agreement with Comerica Bank to increase the revolving line of credit from $5.5 million to $8.5 million. In conjunction with this increase, the Company issued to Safeguard a warrant to purchase 50,000 shares of common stock for an exercise price of $2.00 per share as additional consideration for Safeguard’s guarantee of the increased amount. The Company recognized $50,000 of expense in 2005 related to these warrants, which is the fair value of the warrants, determined under the Black-Scholes model.

On November 8, 2005, the Company entered into a securities purchase agreement with a limited number of accredited investors pursuant to which the Company agreed to issue and the investors agreed to purchase 15,000,000 shares of common stock, together with warrants to purchase an additional 2,250,000 shares of common stock at an exercise price of $1.35 per share, for an aggregate purchase price of $15 million (this financing is referred to as the “2005 financing”). The warrants issued in this transaction are exercisable for a period of four years after the date they were issued. This transaction was structured so that a portion of the common stock and warrants issued (8,900,000 shares of common stock and warrants to purchase 1,335,000 shares of common stock for aggregate gross proceeds of $8.9 million) were issued at an initial closing that occurred on November 9, 2005. The remaining shares and warrants were issued at a subsequent closing on December 14, 2005. Safeguard was one of the purchasers in the 2005 financing and acquired 9,000,000 shares (of which 5,340,000 shares were acquired at the initial closing) of common stock and warrants to purchase 1,350,000 shares of common stock (of which 801,000 were acquired at the initial closing) for an aggregate investment of $9.0 million. In connection with this financing, the Company agreed to register the shares purchased by Safeguard upon request by Safeguard.

On September 22, 2006, the Company entered into a securities purchase agreement with Safeguard pursuant to which the Company agreed to issue and Safeguard agreed to purchase 4,162,042 shares of common stock, together with warrants to purchase an additional 624,306 shares of common stock at an exercise price of $0.98 per share, for an aggregate purchase price of $3.0 million. The purpose of this transaction was to fund the purchase of Trestle, and is referred to as the “Trestle financing.” In exchange for Safeguard’s funding commitment, we also issued Safeguard 50,000 warrants to purchase common stock at an exercise price of $0.87 per share (reflecting the trailing 10-day average closing price of our common stock prior to June 19, 2006.) The warrants issued in this transaction are exercisable for a period of four years after the issued date of September 22, 2006. Following consummation of the Trestle financing, Safeguard beneficially owned approximately 59.6% of the Company’s outstanding common stock. In connection with this financing, the Company agreed to register the shares purchased by Safeguard upon request by Safeguard.

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

See Note 13 for a discussion of warrants issued to Safeguard subsequent to December 31, 2006.

The Company has a stockholders’ rights plan providing for discounted purchase rights to its stockholders upon specified acquisitions of its common stock. The exercise of these rights is intended to inhibit specific changes in control of the Company.

(11)   Commitments and Contingencies

Voluntary Employee Retirement 401(k) Plan.   The Company has a voluntary employee retirement 401(k) plan available to all full time employees 21 years or older. The plan provides for a matching of the employee’s contribution to the plan for 33.3% of the first 6% of the employee’s annual compensation. The Company’s matching contributions were approximately $185,000, $158,000 and $122,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Operating Lease Commitment.   The Company utilizes various operating leases for office space and equipment. The Company entered into a lease agreement dated as of July 20, 2005 for a mixed-use building with approximately 78,000 square feet in Aliso Viejo, California. The lease commenced on December 1, 2005 with an initial term of 10 years and an option to extend the lease term for up to two additional five-year periods. The initial annual base rent was approximately $0.5 million. The annual base rent was increased to approximately $1.0 million on June 1, 2006 and as the Company occupies additional square footage, will increase to approximately $1.4 million on December 1, 2008. The base rent is increased 3% annually effective on December 1 of each year beginning in 2006. The Company is also responsible for payments of common area operating expenses for the premises. The landlord has agreed to fund approximately $3.5 million of tenant improvements toward design and construction costs associated with the build-out of the facility of which the landlord has reimbursed the Company $2.9 million through December 31, 2006. Such costs are capitalized as leasehold improvements and amortized over the shorter of their estimated useful lives or the remaining lease term, while the reimbursement is recorded to deferred rent and recovered ratably over the term of the lease.

At December 31, 2006, future minimum lease payments for all operating leases are as follows (in thousands):

Fiscal year:
2007	$1,143
2008	1,178
2009	1,479
2010	1,503
2011	1,498
Thereafter	6,314
$13,115

Rent expense was approximately $1.5 million, $1.2 million and $0.4 million for the years ended December 31, 2006, 2005 and 2004.

Distribution and Development Agreement with Dako.   On July 18, 2005, the Company entered into a distribution agreement with Dako A/S (Dako), a Danish company that provides system solutions for cancer diagnostics and cell analysis worldwide. Under the terms of the agreement, Dako distributes and markets the Company’s ACIS system and related software. The distribution arrangement is exclusive on a worldwide basis in research and clinical markets, and non-exclusive with respect to biotechnology and pharmaceutical companies (and their academic research partners). The agreement has a five-year initial term. Dako has agreed to order a minimum of 40 ACIS systems per contract year, commencing July 1, 2006, subject to certain adjustments.

Dako has agreed to invest research and development funds toward future ACIS devices and related software. The Company owns all intellectual property created under the agreement that is related to image analysis and execution thereof, and Dako owns all intellectual property created under the agreement that is related to Dako’s specific implementation of the products or integration of the products with a product supplied by Dako. Such intellectual property will be cross-licensed from one party to the other. In the event the Company fails to supply ACIS systems as set forth in the agreement, Dako will have the right and license to manufacture the ACIS systems for that purpose for a reduced fee.

See Note 13 for a discussion of the ACIS Sale, and its impact on the Company’s arrangements with Dako.

(12)   Business Segments

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

On March 8, 2007, the Company sold its Technology business in the ACIS Sale.

Revenue and gross profit for our operating segments are as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Net revenues:
Services group	$27,932	$11,439	$2,238
Technology group	5,672	8,710	7,531
Total net revenues	$33,604	$20,149	$9,769

Gross profit:
Services group	$12,367	$2,650	$(1,575)
Technology group	3,521	6,291	3,904
Total gross profit	$15,888	$8,941	$2,329

Identifiable assets:
Services group	$19,516	$21,806	$14,292
Technology group	7,514	3,443	5,865
Total identifiable assets	$27,030	$25,249	$20,157

The following table represents business segment information by geographic area (in thousands):

	Year Ended December 31,
	2006	2005	2004
Net revenues:
United States	$33,529	$19,789	$8,820
International(a)	75	360	949
Total net revenues	$33,604	$20,149	$9,769

Operating income (loss):
United States	$(14,476)	$(14,377)	$(19,854)
International(a)	(320)	(213)	362
Loss from operations	$(14,796)	$(14,590)	$(19,492)

(a)           International operations represent business activities conducted primarily in Canada, Germany, Great Britain, Japan and France.

(13)   Subsequent Events

Amendments to Comerica Line of Credit.   In January 2007, the Company entered into an amendment to its revolving credit agreement with Comerica to increase available borrowings from $8.5 million to $12.0 million (consisting of a $9.0 million revolving line of credit and a $3.0 million stand-by letter of credit that has been provided to the landlord of the Company’s headquarters and laboratory). In connection with the execution of this amendment, Safeguard agreed to increase the amount of its guaranty (the “Reimbursement Agreement”) by $3.5 million. As consideration for Safeguard’s increase in its guaranty, the Company issued Safeguard, as a commitment fee, a four year warrant to purchase 100,000 shares of the Company’s common stock for an exercise price of $0.01 per share (the “Commitment Fee Warrant”). In addition, the Company agreed to pay Safeguard a facility maintenance fee in the form of a four year warrant to purchase 166,667 shares of the Company’s common stock for an exercise price of $1.64 per share (the “Maintenance Fee Warrant”). The Commitment Fee Warrant and the Maintenance Fee Warrant were issued in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, and may not be resold absent registration or an exemption from the registration requirements of the Securities Act. Under the Reimbursement Agreement, the Company is also required to pay Safeguard a quarterly usage fee of .875% of the amount by which the daily average principal balance outstanding under the Comerica Loan Agreement exceeds $8.5 million (which usage fee is in addition to the existing quarterly usage fee paid to Safeguard of 1.125% of the daily weighted average principal balance outstanding under the Comerica line of credit). On February 28, 2007, the Company entered into an amendment to the Comerica loan agreement to extend the maturity date of the facility to February 27, 2008. As a result, the Company has classified the amount outstanding as of December 31, 2006 of $5.5 million as a noncurrent liability. The Company also obtained waivers from Comerica of the Company’s failure to comply with the minimum tangible net worth covenant for periods prior to March 2007. In March 2007, the financial covenant relating to tangible net worth in the Comerica loan agreement was amended to provide that the Company must maintain tangible net worth of not less than $2.4 million through June 29, 2007 (which threshold is reduced for monthly periods to negative $1.1 million at December 31, 2007 and thereafter).

Amendments to GE Capital Line of Credit.   In January, February and March 2007, the Company entered into amendments to its Loan and Security Agreement with GE Capital, pursuant to which GE Capital consented to the increase in available borrowings under the Comerica Loan Agreement, the execution of the Reimbursement Agreement with Safeguard, the execution and incurrence of indebtedness under the Safeguard Mezzanine Facility (described below), and the sale of the Company’s technology business to Zeiss. In addition, in February 2007, the Company obtained waivers from GE Capital of its failure to comply with the minimum tangible net worth and minimum liquidity covenants in the GE Capital Loan and Security Agreement. The March 2007 amendment modified the terms of the financial covenant requiring the Company to maintain a minimum level of tangible net worth, which is now required to be not less than $2.4 million through June 29, 2007 (which threshold is reduced for monthly periods to negative $1.1 million at December 31, 2007 and thereafter).

Safeguard Mezzanine Financing.   On March 7, 2007, the Company obtained a subordinated revolving credit line (the “Mezzanine Facility”) from a Safeguard affiliate. The Mezzanine Facility, which expires December 8, 2008, provides the Company access to up to $6.0 million in working capital funding as the Company continues to grow its business. Borrowings on the Mezzanine Facility will bear interest at an annual rate of 12%. The Mezzanine Facility was originally $12.0 million, but was reduced by $6.0 million as a result of the ACIS Sale. In connection with the Mezzanine Facility, the Company issued (or is required to issue) to Safeguard:  (1) warrants to purchase 125,000 shares of common stock with an exercise price of $0.01 per share, expiring March 7, 2011; (2) warrants to purchase 62,500 shares of common stock with an exercise price of $1.39 per share (reflecting a 15% discount to the trailing 10-day average closing price of our common stock prior to March 7, 2007), expiring March 7, 2011; and (3) four-year warrants to purchase

31.25 additional shares of common stock for each $1,000 borrowed (with a minimum draw amount of $1 million). To date, no amounts have been drawn on the line. The Mezzanine Facility is subordinated in right of payment only to the existing loan facilities with Comerica and GE Capital. Prepayment of all amounts owed under the Mezzanine Facility is mandatory in the event of a change of control or liquidation of the Company. In addition, all amounts owed under the Mezzanine Facility must be repaid within 90 days following full repayment of all debt under the GE Capital facility. The Company may elect to prepay the outstanding principal amount with five business day’s written notice to Safeguard. The Mezzanine Facility also provides Safeguard with right of first offer/refusal for any subsequent debt facility subordinate to the Senior Debt, which would be subordinate to the Loan.

Sale of Technology Business.   On March 8, 2007, the Company sold the technology group business and related intellectual property assets (which included the assets acquired from Trestle) to Zeiss in the ACIS Sale for an aggregate purchase price of $12.5 million, consisting of $11.0 million in cash (subject to adjustment based on certain cash expenditures and receipts after March 1, 2007) and up to an additional $1.5 million in contingent purchase price which is payable in whole or in part (if at all) subject to satisfaction of certain post-closing conditions relating to intellectual property. As part of the transaction, the Company entered into a license agreement with Zeiss pursuant to which Zeiss granted the Company a non-exclusive, perpetual and royalty-free license to certain of the transferred patents, copyrights and software code for use in connection with imaging applications (excluding sales of imaging instruments) and the Company’s laboratory services business. The acquisition agreement also contemplates that the Company and Zeiss will each invest up to $3 million in cash or other in-kind contributions to pursue strategic joint development arrangements to develop novel markers and new menu applications for the ACIS product line and that the parties will cooperate to enter into a definitive agreement with respect to such an arrangement within 120 days following the closing date. The Company has no obligation should the parties be unable to agree upon terms for such a definitive agreement.

The assets transferred to Zeiss in the transaction included tangible assets, inventory, intellectual property (including the Company’s patent portfolio and the ACIS and Chromavision trademarks), contracts (including the Company’s distribution agreement with Dako), certain accounts receivable and other assets primarily used in the operation of the Technology business. Zeiss also assumed certain liabilities in connection with the transaction, including liabilities under transferred contracts, certain accounts payable, certain product maintenance and service obligations and certain other obligations relating to the Company’s Technology business. The Company made customary representations and warranties to Zeiss in the definitive acquisition agreement and agreed to indemnify Zeiss with respect to any breaches thereof, subject to certain limitations. The Company also agreed to indemnify Zeiss with respect to liabilities not assumed by Zeiss, and Zeiss agreed to indemnify the Company with respect to liabilities assumed by it as well as liabilities arising out of the operation of the Technology business following the closing date.

The Company also agreed not to compete with Zeiss in connection with the development, production and sale of imaging instruments for a period of 42 months following the closing date. In addition, the Company agreed to provide certain customary transition services to Zeiss until September 2007 (subject to payment of customary transition services fees). The parties also entered into a sublease pursuant to which Zeiss will sublease the premises currently occupied by the Technology business for a period of three years following the closing date for a proportionate share of the rent payable to the landlord under the Company’s lease agreement.

Approximately 37 of the Company’s employees that were devoted primarily to its Technology business were terminated on March 8, 2007, and have been offered employment with Zeiss. The Company has agreed not to solicit those employees for employment without Zeiss’s consent for a period of 42 months following the closing date (unless such employees are first terminated by Zeiss). Zeiss did not hire any of the Company’s executive officers.

Supplemental Financial Information:

Quarterly Results of Operations (unaudited)

(in thousands except for per share information)

	Total Revenue	Gross Profit	Net Loss	Net Loss Per Share
Quarter Ended:
December 31, 2006	$10,237	$5,000	$(3,383)	$(0.05)
September 30, 2006	9,122	4,161	(3,950)	(0.06)
June 30, 2006	7,496	3,612	(4,175)	(0.06)
March 31, 2006	6,749	3,115	(4,418)	(0.07)

December 31, 2005	$6,027	$2,873	$(3,700)	$(0.06)
September 30, 2005	4,906	2,013	(4,297)	(0.08)
June 30, 2005	5,209	2,522	(2,931)	(0.06)
March 31, 2005	4,007	1,533	(3,874)	(0.08)

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. This review recognized that the Company filed certain reports with the SEC after the required due dates, and the Company made modifications to disclosure controls and procedures relating to its filings with the SEC by assigning staff responsibility, assuring appropriate prioritization of projects and implementing supervisory oversight controls on SEC filings. These modifications were designed to prevent untimely filings in the future. Except for the foregoing, there has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Item 9B.               Other Information

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

Directors

We incorporate by reference the information contained under the captions “ELECTION OF DIRECTORS,” “ELECTION OF DIRECTORS—ADDITIONAL INFORMATION” and “BOARD COMMITEES” in our definitive Proxy Statement for our 2007 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Executive Officers

The information with respect to executive officers required by this Item is set forth in Part I, Item 4A of this report.

Compliance with Section 16(a) of the Exchange Act

We incorporate by reference the information contained under the caption “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in our definitive Proxy Statement for our 2007 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Code of Ethics

We incorporate by reference the information contained under the caption “Corporate Governance Guidelines and Code of Ethics” in our definitive Proxy Statement for our 2007 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 11.                 Executive Compensation

We incorporate by reference the information contained under the captions “COMPENSATION DISCUSSION AND ANALYSIS,” “COMPENSATION COMMITTEE REPORT,” “EXECUTIVE COMPENSATION & OTHER ARRANGEMENTS,” and “ELECTION OF DIRECTORS—ADDITIONAL INFORMATION, Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement for our 2007 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate by reference the information contained under the caption “SECURITY OWNERSHIP OF DIRECTORS AND OFFICERS AND BENEFICIAL OWNERS OF MORE THAN 5% OF THE COMPANY’S ISSUED AND OUTSTANDING COMMON STOCK” in our definitive Proxy Statement for our 2007 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

The following table shows aggregated information as of December 31, 2006 with respect to all of our compensation plans, agreements and arrangements under which our equity securities were authorized for issuance. More detailed information with respect to our compensation plans is included in Note 9 of the Notes to Consolidated Financial Statements.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders:	4,870,134	$1.69	—
Equity compensation not approved by security holders(1):	1,700,000	1.25	—
Total:	6,570,134	$1.58	—

(1)          Represents inducement stock option grants to certain officers that were made upon commencement of employment by such officers with the Company that were outstanding as of December 31, 2006.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

We incorporate by reference the information contained under the caption “Relationships and Related Transactions with Management and Others” and “BOARD COMMITTEES’ in our definitive Proxy Statement for our 2007 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

Item 14.                 Principal Accountant Fees and Services

We incorporate by reference the information contained under the caption “INDEPENDENT PUBLIC ACCOUNTANTS—Audit and Non-audit Fees” in our definitive Proxy Statement for our 2007 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a)   Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.
Financial Statements (See Item 8)
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements
Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2006, 2005 and 2004
All other schedules are omitted, as required information is inapplicable or the information is presented in the consolidated financial statements or related notes

(b)   Exhibits

The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Report. For exhibits that previously have been filed, the Registrant incorporates those exhibits herein by reference. The exhibit table below includes the Form Type and Filing Date of the previous filing and the location of the exhibit in the previous filing which is being incorporated by reference herein. Documents which are incorporated by reference to filings by parties other than the Registrant are identified in footnotes to this table.

		Incorporated Filing Reference
Exhibit Number	Description	Form Type & Filing Date	Original Exhibit Number
3.1.1	Certificate of Incorporation of the Company (as amended)	Form S-1 4/30/97	3.1
3.1.2	Certificate of Designations of Series C Preferred Stock	Form 8-K 3/12/99	4.3
3.1.3	Certificate of Designations of the Powers and Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series D 5% Cumulative Convertible Preferred Stock	Form 8-K 7/12/01	4.2
3.1.4	Amendment to Certificate of Incorporation	Form 10-Q 11/9/04	3.5
3.1.5	Amended and Restated Rights Agreement between the Company and Mellon Investor Services LLC	Form 10-K 3/15/05	3.6
3.1.6	Certificate of Ownership and Merger dated March 15, 2005	Form 8-K 3/17/05	2.1
3.2	By-laws of the Company, as amended	Form S-1 4/30/97	3.2

10.1.1	Master Security Agreement dated July 15, 2003 between the Company and General Electric Capital Corporation	Form 10-Q 11/14/03	10.1
10.1.2	Amendment to Master Security Agreement dated July 31, 2003 between the Company and General Electric Capital Corporation	Form 10-Q 11/14/03	10.2
10.2.1	Loan agreement dated February 13, 2003 between the Company and Comerica Bank-California, Inc.	Form 10-K 3/31/03	10.10
10.2.2	First Amendment to Loan and Security Agreement dated October 21, 2003 between the Company and Comerica Bank	Form 10-Q 11/14/03	10.4
10.2.3	Second Amendment dated January 22, 2004 to Loan and Security Agreement between the Company and Comerica Bank	Form 10-K 3/15/05	10.6
10.2.4	Third Amendment dated January 31, 2005 to Loan and Security Agreement between the Company and Comerica Bank	Form 8-K 2/3/05	99.1
10.2.5	Fourth Amendment dated March 11, 2005 to Loan and Security Agreement between the Company and Comerica Bank	Form 10-K 3/15/05	10.8
10.2.6	Amended and Restated Unconditional Guaranty dated March 11, 2005 to Comerica provided by Safeguard Delaware, Inc. and Safeguard Scientifics, Inc. (Delaware)	Form 10-K 3/15/05	10.9
10.2.7	Waiver and Fifth Amendment to Loan Agreement dated August 1, 2005 by and between Comerica Bank and Clarient, Inc.	Form 8-K 8/4/05	99.1
10.2.8	Sixth Amendment dated February 28, 2006 to Loan and Security Agreement between the Company and Comerica Bank	Form 10-K 3/13/06	10.11
10.2.9	Second Amended and Restated Unconditional Guaranty dated August 1, 2005, to Comerica Bank provided by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 8-K 8/4/05	99.2
10.3	Loan and Security Agreement dated September 29, 2006 between the Company, Clarient Diagnostic Services, Inc., CLRT Acquisition, LLC and General Electric Capital Corporation	Form 8-K 10/5/06	99.2
10.4.1	Reimbursement and Indemnity Agreement dated March 11, 2005 between the Company and Safeguard Delaware, Inc. and Safeguard Scientifics, Inc. (Delaware)	Form 10-K 3/15/05	10.10
10.4.2	Reimbursement and Indemnity Agreement dated August 1, 2005, by Clarient, Inc. in favor of Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 8-K 8/4/05	99.3
10.5.1	Securities Purchase Agreement between the Company, Safeguard Delaware, Inc. and Safeguard Scientifics, Inc. dated June 13, 2002	Form 8-K 6/17/02	99.1
10.5.2	Registration Rights Agreement between the Company and Safeguard Delaware, Inc. dated June 13, 2002	Form 8-K 6/17/02	99.3
10.5.3	Warrant to Purchase Shares of Common Stock dated June 2002	Form 8-K 6/17/02	4.2
10.5.4	Form of Amended and Restated Stock Purchase Warrant dated June 13, 2002	Form 8-K 6/17/02	4.1
10.6.1	Securities Purchase Agreement dated February 26, 2003 between the Company and Safeguard Delaware, Inc.	Form 8-K 2/28/03	99.1
10.6.2	Registration Rights Agreement between the Company and Safeguard Delaware, Inc. dated February 26, 2003	Form 8-K 2/28/03	99.2

10.7.1	Securities Purchase Agreement dated February 10, 2004 between the Company and Safeguard Delaware, Inc.	Form 8-K 2/12/04	99.2
10.7.2	Registration Rights Agreement between the Company and Safeguard Delaware, Inc. dated February 10, 2004	Form 8-K 2/12/04	99.4
10.8.1	Securities Purchase Agreement dated March 25, 2004 among the Company and the purchasers’ signatories thereto	Form 8-K 4/1/04	99.1
10.8.2	Registration Rights Agreement dated March 25, 2004 among the Company and the investors’ signatories thereto	Form 8-K 4/1/04	99.2
10.8.3	Amended and Restated Common Stock Purchase Warrant issued to Safeguard Delaware, Inc. on March 25, 2004	Form 10-Q 5/10/04	10.3
10.8.4	Form of Warrant issued March 31, 2004 by the Company	Form 8-K 4/1/04	99.3
10.9	Warrant to Purchase 50,000 Shares of Common Stock dated August 1, 2005 issued to Safeguard Scientifics (Delaware), Inc.	Form 8-K 8/4/05	99.4
10.10.1	Securities Purchase Agreement dated November 8, 2005, by and among the Company and the investors named therein	Form 8-K 11/9/05	99.1
10.10.2	Registration Rights Agreement dated November 8, 2005, by and among the Company and the investors named therein	Form 8-K 11/9/05	99.2
10.10.3	Form of Common Stock Purchase Warrant issued pursuant to Securities Purchase Agreement dated November 8, 2005	Form 8-K 11/9/05	99.3
10.11.1	Securities Purchase Agreement, dated September 22, 2006, by and between the Company and Safeguard Delaware, Inc.	Form 8-K 9/25/06	10.1
10.11.2	Form of Common Stock Warrant to be issued pursuant to the Securities Purchase Agreement, dated September 22, 2006	Form 8-K 9/25/06	10.2
10.12*	1996 Equity Compensation Plan as amended	Form 10-Q 11/9/04	10.12
10.13*	Employment Agreement dated as of January 10, 2001 between the Company and Jose de la Torre-Bueno	Form 10-K 4/2/01	10.4
10.14*	Employment Agreement dated as of March 19, 2003 between the Company and Karen K. Garza	Form 10-K 3/15/05	10.30
10.15*	Employment Agreement dated as of December 5, 2003 between the Company and Heather Creran	Form 10-K 3/9/04	10.9
10.16*	Employment Agreement dated as of June 18, 2004 between the Company and Ronald A. Andrews	Form 10-Q 8/9/04	10.8
10.17*	Employment Agreement dated as of August 2, 2004 between the Company and Dr. Kenneth J. Bloom	Form 10-Q 11/9/04	10.11
10.18*	Employment Letter dated as of February 28, 2005 between the Company and David J. Daly	Form 10-K 3/15/05	10.32
10.19*	Employment Agreement between Clarient and James V. Agnello dated May 31, 2006	Form 8-K 6/1/06	99.2
10.20*†	Compensation Summary—Non-employee Directors	—	—
10.21*	Form of Option Award Certificate	Form 8-K 12/1/04	10.1
10.22*	Form of Stock Option Grant Certificate to be used in connection with 2006 option grants to certain management level employees	Form 8-K 3/2/06	99.2

10.23	Consulting Agreement dated as of April 8, 2005 between the Company and Dr. Richard J. Cote	Form 8-K 4/15/05	10.1
10.24	Distribution and Development Agreement dated July 18, 2005 between the Company and Dako A/S	Form 10-Q/A 1/31/06	10.1
10.25	Facility Lease between the Company and 31 Columbia, Inc. dated July 20, 2005	Form 10-Q 8/8/05	10.2
10.26.1	Assignment Agreement and Bill of Sale between the Company and Med One Capital, inc. dated March 1, 2006	Form 10-K 3/13/06	10.45
10.26.2	Assignment Agreement and Bill of Sale between the Company and Med One Capital, inc. dated August 31, 2006	Form 8-K 9/1/06	99.1
10.27.1	Asset Purchase Agreement, dated June 19, 2006, by and among Clarient, Inc., CLRT Acquisition, LLC, Trestle Holdings Inc. and Trestle Acquisition Corp.	Form 8-K 6/20/06	10.1
10.27.2	Second Loan Agreement, dated June 19, 2006 by and among Clarient, Inc. Trestle Holdings Inc. and Trestle Acquisition Corp.	Form 8-K 6/20/06	10.2
10.27.3	Commitment Letter from Safeguard Scientifics, Inc. dated as of June 19, 2006	Form 8-K 6/20/06	10.3
21†	Subsidiaries of the Registrant	—	—
23†	Consent of Independent Registered Public Accounting Firm—KPMG LLP	—	—
31.1†	Certification of Ronald A. Andrews pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—
31.2†	Certification of James V. Agnello pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—
32.1†	Certification of Ronald A. Andrews pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for	—	—
32.2†	Certification of James V. Agnello pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—

†                    Filed herewith

*                    These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or executive officers of the Registrant may participate.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in Aliso Viejo, California on March 27, 2007.

CLARIENT, INC.
By:	/s/ RONALD A. ANDREWS
Ronald A. Andrews
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 27, 2007.

Signatures	Title(s)
/s/ RONALD A. ANDREWS	President and Chief Executive Officer
Ronald A. Andrews	(Principal Executive Officer)
/s/ JAMES V. AGNELLO	Senior Vice President and Chief Financial Officer
James V. Agnello	(Principal Financial and Accounting Officer)
/s/ JAMES A. DATIN	Chairman of the Board of Directors
James A. Datin
/s/ PETER J. BONI	Director
Peter J. Boni
/s/ STEVEN J. FEDER	Director
Steven J. Feder
/s/ IRWIN SCHER, M.D.	Director
Irwin Scher, M.D.
/s/ FRANK P. SLATTERY, JR.	Director
Frank P. Slattery, Jr.
/s/ DENNIS M. SMITH, M.D.	Director
Dennis M. Smith, M.D.
/s/ GREGORY WALLER	Director
Gregory Waller
/s/ JON R. WAMPLER	Director
Jon R. Wampler

CLARIENT, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Allowance for Doubtful Receivables	Reserve for Excess and Obsolete Inventory
Balance at December 31, 2003	$252	$208
Charges to operations	221	191
Deductions	(198)	—
Balance at December 31, 2004	275	399
Charges to operations	1,217	—
Deductions	(545)	(66)
Balance at December 31, 2005	947	333
Charges to operations	548	143
Deductions	(455)	—
Balance at December 31, 2006	$1,040	$476