Form 10-K/A
period 2006-12-31
CLARIENT, INC
filed 2007-04-30
CIK 1038223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

Mark One
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2006
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission File Number 0-22677

CLARIENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2649072
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
31 Columbia
Alisa Viejo, CA	92656-1460
(Address of principal executive offices)	(Zip code)

(949) 425-5700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01	The Nasdaq Stock Market, LLC
Rights to Purchase Series C Preferred Stock

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).

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

The number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date,

Class	Outstanding at April 23, 2007
Common Stock, $.01 par value per share	71,690,567 shares

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

Clarient, Inc. (“Clarient,” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A to amend its Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2007 (the “Original 10-K”). The Company is hereby amending the Form 10-K to include Part III of the Original 10-K in its entirety (which includes an updated list of the Company’s executive officers that was initially included in Part I, Item 4A of the Original 10-K). In addition, on the cover page, (i) the reference in the Original 10-K to the incorporation by reference of the Company’s proxy statement for its 2007 annual stockholders’ meeting has been deleted and (ii) the information with respect to the number of outstanding shares of the Company’s common stock has been updated.

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

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

Directors

The names and ages of our directors, their principal occupations or employment during the past five years and other data regarding them, based on information they have provided to us, are set forth below.

RONALD A. ANDREWS                                                                                                                        Director since 2004

Age 47

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

PETER J. BONI                                                                                                                                        Director since 2005

Age 61

Mr. Boni has been President and Chief Executive Officer and a director of Safeguard Scientifics, Inc. since August 2005. Prior to joining Safeguard, Mr. Boni was an Operating Partner for Advent International, Inc., a global private equity firm with $10 billion under management, from April 2004 to August 2005; Chairman and Chief Executive Officer of Surebridge, Inc., an applications outsourcer serving the mid-market, from March 2002 to April 2004; Managing Principal of Vested Interest LLC, a management consulting firm, from January 2001 to March 2002; and President and Chief Executive Officer of Prime Response, Inc., an enterprise applications software provider, from February 1999 to January 2001. Mr. Boni is currently non-executive Chairman of Intralinks, Inc. Mr. Boni holds a B.A. from the University of Massachusetts at Amherst.

JAMES A. DATIN                                                                                                                                     Director since 2005

Age 44

Mr. Datin has been Executive Vice President and Managing Director, Life Sciences for Safeguard Scientifics, Inc. since September 2005. Mr. Datin served as Chief Executive Officer of Touchpoint Solutions, Inc., a provider of software that enables customers to develop and deploy applications, content and media on multi-user interactive devices, from December 2004 to June 2005; Group President in 2004 and Group President, International, from 2001 to 2003, of Dendrite International, Inc., a provider of sales, marketing, clinical and compliance solutions and services to global pharmaceutical and other life sciences companies; and Group Director, Corporate Business Strategy and Planning at GlaxoSmithKline, plc from 1999 to 2001, where he also was a member of the company’s Predictive Medicine Board of Directors that evaluated acquisitions and alliances. His prior experience also includes international assignments with and identifying strategic growth opportunities with E Merck and Baxter. Mr. Datin is also a director of Intralinks, Inc. Mr. Datin holds a Bachelor of Business Administration in Marketing from Marshall University and an MBA from The University of New Haven.

STEVEN J. FEDER                                                                                                                                 Director since 2005

Age 43

Mr. Feder has been Senior Vice President and General Counsel with Safeguard Scientifics, Inc. since November 2004. Mr. Feder was a partner with the law firm of Pepper Hamilton LLP in its Berwyn, Pennsylvania office from May 2000 to November 2004. He was partner from March 1998 to May 2000 at the law firm of White and Williams LLP in Philadelphia, Pennsylvania and a senior associate from July 1995 to 1998 at the law firm of Ballard Spahr Andrews and Ingersoll in Philadelphia, Pennsylvania. From 1990 to June 1995, Mr. Feder was corporate counsel for MEDIQ Incorporated, formerly an AMEX-listed diversified healthcare company. Mr. Feder is a graduate of the Temple University School of Law.

IRWIN SCHER, M.D.                                                                                                                             Director since 2003

Age 67

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

Age 69

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

DENNIS SMITH, JR., M.D.                                                                                                                  Director since 2006

Age 55

Dr. Smith provides consulting and management services to the healthcare industry and to venture capital firms. Dr. Smith has over 25 years of experience in healthcare management, outreach laboratory, pathology, laboratory medicine, and blood banking. He is a board-certified clinical and anatomic pathologist and transfusion medicine specialist. From 1997-2005, Dr. Smith served on the executive management team and Board of Directors of AmeriPath, Inc. While at AmeriPath Dr. Smith served as Senior Vice President and Medical Director from 1997-2001, Chief Medical Officer from 2001-2003 and Executive Director of AmeriPath’s Center for Advanced Diagnostics from 2003-2005. In addition, Dr. Smith served on AmeriPath Inc.’s Board of Directors from 2001-2003 and as the Executive Vice President of Genomic Strategies with AmeriPath from 2001-2005.

GREGORY WALLER                                                                                                                              Director since 2006

Age 57

Mr. Waller’s career spans more than 30 years of experience in the healthcare industry and encompasses a variety of financial and operational functions both in the U.S. and abroad. He was with Sybron Dental for more than 24 years in a variety of capacities, including more than a decade as Chief Financial Officer. Prior to being named CFO, he was Vice President of European operations for Kerr Corporation and Vice President and Controller of Ormco, each of which is a subsidiary of Sybron Dental. Mr. Waller also currently serves as a member on the Board of Directors as well as the chairman of the audit committee for Endologix, Inc., Alsius Corporation, SenoRx, Inc., and Vivometrics, Inc.. Mr. Waller has a BA in political science and an MBA in accounting from California State University at Fullerton.

JON R. WAMPLER                                                                                                                                  Director since 2000

Age 55

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

Audit Committee

The Audit Committee of the Board currently consists of Messrs. Waller (Chairman), Wampler and Slattery, each of whom is financially literate. The Board of Directors has determined that Messrs. Slattery, Wampler and Waller are “independent” under the criteria set forth in the Company’s Statement of Corporate Governance as well as under Rule 4350(d)(2) of the rules of the Nasdaq Stock Market, including with respect to the enhanced independence standards applicable to audit committees pursuant to Rule 10A-3(b)(i) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Board has determined that Mr. Slattery and Mr. Waller are “audit committee financial experts” as defined by applicable SEC rules.

Executive Officers

Name	Age	Position	Executive Officer Since
Ronald A. Andrews	47	President and Chief Executive Officer	2004
James V. Agnello	53	Senior Vice President and Chief Financial Officer	2006
Heather Creran	39	Executive Vice President and Chief Operating Officer of Diagnostic Services	2004
Karen K. Garza	49	Senior Vice President, Strategic Planning and Business Development	2003
Jose de la Torre-Bueno, Ph.D.	58	Vice President and Chief Technology Officer	2001

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

Heather Creran, 39, has been Executive Vice President and Chief Operating Officer of Diagnostic Services since January 2004. Prior to joining Clarient, she worked for Impath, Inc. for 14 years. Impath specializes in cancer pathology, using sophisticated technologies to provide patient-specific cancer diagnostic and prognostic information. Having joined Impath at its inception, she served in various positions and for the last five years, held the position of Vice President of Operations with responsibility for the operations at Impath’s three laboratory locations in New York, Los Angeles and Phoenix. Ms. Creran holds a Bachelor’s Degree in Economics and Political Science from Duke University. Ms. Creran’s employment is expected to terminate effective May 1, 2007. See “Potential Payments Upon Termination or Change of Control.”

Karen K. Garza, 49, joined Clarient as Vice President of National Account and Strategic Initiatives in May 2003, and currently is Senior Vice President, Strategic Planning and Business Development. Ms. Garza has more than 20 years of experience in healthcare sales and marketing, most recently with Valley Forge, Pennsylvania-based AmerisourceBergen (formerly Anaheim, California-based Bergen Brunswig Drug Company). In her two years at AmerisourceBergen, she held the titles of Vice President, Corporate Sales and Vice President, Strategic Accounts. In these roles, she was responsible for managing relationships with acute-care based national organizations, representing more than $4 billion in revenues. Prior to AmerisourceBergen, Ms. Garza held senior marketing positions at Louisville, Colorado-based RxMarketplace, Inc., where she was Vice President, Sales and Marketing for the internet-based pharmacy solutions company. Prior to that, Ms. Garza was with San Francisco-based McKessonHBOC, Inc., where she served for five years as both Vice President, West, Corporate Solutions Group and Corporate Vice President, Integrated Healthcare Systems. Ms. Garza also spent nine years in increasingly responsible marketing management roles at Deerfield, Illinois-based Baxter Healthcare Corporation, culminating in the position of Director, Corporate Sales and Marketing where she was responsible for marketing resources and services to the executive suite of major healthcare institutions. Ms. Garza graduated with a

Bachelor of Science, Medical Technology degree, from the College of Pharmacy & Allied Health Professions at Wayne State University, Detroit, Michigan.

Jose de la Torre-Bueno, Ph.D., 58, has been Chief Technology Officer since April 2001 and has been Vice President since February 1999. Dr. Torre-Bueno was also our Senior Applications Engineer from July 1998 to February 1999. Prior to joining Clarient, Dr. Torre-Bueno was engaged as a consultant to Tower Technologies in Encinitas, California. In 1982, he founded American Innovision, an image analysis company that configured complete application systems and designed and built software and hardware. He served as President and Vice President of Research and Development for American Innovision, a company in which he had a substantial ownership interest, until its sale to Oncor Instrument Systems in 1992. He remained with Oncor for three years after the sale as Senior Scientist and Research and Development Manager. Dr. Torre-Bueno has been an inventor on four issued patents and eight pending patents, all assigned to Clarient. Dr. Torre-Bueno is currently an Adjunct Professor in the Department of Mathematical Sciences at San Diego State University and a Clinical Professor of Pathology at the Keck School of Medicine, University of Southern California. Dr. Torre-Bueno earned a Bachelor of Science degree in Biology and Psychology from the State University of New York at Stony Brook and a Doctorate of Philosophy in Physiology, Behavior and Genetics from Rockefeller University.

Section 16(a) Beneficial Ownership Reporting Compliance

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

The rules of the SEC require that we disclose late filings of reports of stock ownership by our directors, executive officers and greater than 10% stockholders. Based solely on our review of such filings and written representations from these reporting persons, all requisite filings were timely made during 2006 except as follows: Messrs. Scher, Slattery and Dr. Smith were each late filing one Form 4 report for one stock option grant; Mr. Scher reported on a Form 5 report one stock purchase that had not previously been reported; Mr. Slattery was late filing one Form 5 report for 2005 for one stock purchase that had not previously been reported and filed amendments to two Form 4 reports to correct various inadvertent errors in previous Form 4 reports filed by him during 2004; and Mr. Wampler was late filing two Form 4 reports relating to two stock option grants and the cancellation of five stock option grants. The Company has implemented enhanced procedures to assist its officers and directors in timely filing of reports in the future.

Code of Ethics

Our Board has adopted a Statement on Corporate Governance and a Code of Ethics applicable to all directors, officers and employees. Both documents are available on the Company’s website (www.clarientinc.com) under “Investors—Corporate Governance.” The Company will provide a copy of these documents to any person, without charge, upon request by writing to the Company at Clarient, Inc., Office of Investor Relations, 31 Columbia, Aliso Viejo, CA 92656. We will post on our website information regarding any amendments to or waivers of our Code of Ethics that relate to our directors or executive officers. Our website is not part of this Form 10-K/A. All references to our website address are intended to be inactive textual references only.

Item 11.                 Executive Compensation

Compensation Discussion and Analysis

Introduction

The Compensation Committee is tasked with ensuring that our executive compensation program meets our corporate objectives. Each year objectives are set by the Compensation Committee and approved by the Board. Management is charged with administering the compensation program according to the policies developed by the Compensation Committee.

Objectives of the Program

The Compensation Committee’s primary objectives with respect to our executive compensation program include the following:

•       Providing a competitive total compensation package to attract and retain key personnel;

•       Closely aligning executive compensation to our financial performance and increases in shareholder value;

•       Providing short term compensation opportunities through the Company’s Management Incentive Program (“MIP”); and

•       Providing long-term compensation opportunities, primarily through equity awards that align executive compensation improvement in shareholder value.

The three principal elements of our executives’ compensation are:

•       Base salary;

•       Annual incentive compensation through the MIP; and

•       Long-term compensation.

The Compensation Committee has the flexibility to use these elements, along with certain other benefits and perquisites, to effectively achieve the objectives of our executive compensation program. For example, the Compensation Committee could put greater emphasis on the annual or long-term incentive compensation, or on certain elements within these programs, depending on the focus of the business, Compensation Committee, or Board objectives. Each element of our executive compensation program is discussed in more detail below.

Elements of Executive Compensation

General

As described above, the aggregate compensation paid to our executive officers in 2006 was comprised of three primary elements: base salary, annual incentive compensation and long-term compensation. These elements, which are described in more detail below, are designed to both attract and retain our executive officers and align their interests with those of our shareholders.

The Compensation Committee considers all aspects of compensation for our Chief Executive Officer, Chief Financial Officer and the other individuals included in the Summary Compensation Table (referred to as the “Named Executive Officers”) and our other executive officers. The Compensation Committee reviews each element of executive compensation with respect to its review of each executive’s compensation package and makes its determinations based on corporate and individual performance, as well as general market conditions affecting executive compensation.

From time to time in the course of recruiting for executive officers, the Company has engaged professional recruiting firms. The Company’s management obtains information from these recruiters concerning the competitive environment for high-quality candidates and the compensation package needed to attract and retain these candidates to the Company. The Company provides the Compensation Committee the information provided by these recruiters, and the Compensation Committee takes that information into consideration when determining the appropriate elements of compensation for new and existing executive officers.

Other important factors in determining executive compensation include the background of the individual Named Executive Officers and the other executive officers, their industry knowledge and their experiences in elements of the business that are or are expected to be strategic to the Company’s success.

Our Chief Executive Officer reviews the compensation of each of the other executive officers annually and makes recommendations to the Compensation Committee with respect to their compensation levels and any changes thereto that he considers appropriate.

When finalizing compensation decisions, the Compensation Committee takes all of these factors into consideration to determine the appropriate compensation package using a combination of base salary, annual incentive compensation, long-term incentives, and other benefits.

Base Salary

For 2006, the Compensation Committee considered whether to increase the base salaries of our Named Executive Officers. In its review, the Compensation Committee considered the executive’s position, experience, performance (with emphasis on 2005 performance), market information concerning compensation of comparable positions at other companies of similar size and stage of development as the Company (based on the general knowledge of the Company’s management and the members of the Compensation Committee, as well as information provided by professional recruiters, as described above) and retention concerns. The factors considered by the Compensation Committee in evaluating the annual performance of the Named Executive Officers included:

•       financial performance, including sales, operating results, and cash flow;

•       leadership, strategic vision and long-term strategic planning; and

•       working closely with the Board of Directors.

In its review, the Compensation Committee determined that the Company’s financial objectives for 2005, which included revenue and EBITDA (earnings before interest, taxes, depreciation, and amortization) targets, had not been met. As a result, the Named Executive Officers were given no increase in base salary for fiscal 2006. The Compensation Committee did, however, consider the performance of the Named Executive Officers on the non-financial objectives for 2005 and provided additional equity incentives to the Named Executive Officers, as described below.

“At risk” Compensation

The Compensation Committee believes it is important for a significant portion of our Named Executive Officers’ potential compensation to be tied to future short- and long-term performance of the Company so as to align compensation with increases in shareholder value. Accordingly, the target (and maximum) aggregate compensation opportunity available to our Named Executive Officers is heavily weighted towards annual incentives and long-term compensation, both of which are “at risk” if the Company does not achieve its short-term and long-term strategic objectives. This strategy allows the Company to “pay for performance,” which reflects the Compensation Committee’s philosophy. A discussion of each of the “at risk” compensation elements follows.

Management Incentive Program (“MIP”)

The MIP is a key component of the Compensation Committee’s “pay for performance” strategy. The Compensation Committee has used the MIP to directly tie a significant portion of potential annual cash incentive awards to predetermined target levels for revenues and EBITDA for the year. The Compensation Committee believes that achievement of these annual financial objectives, as well as other non-financial performance objectives (which we call leadership objectives) will, in the long term, lead to improved shareholder value. In the MIP, each Named Executive Officer has a specific percentage of their base salary eligible for an annual incentive payment.  These percentages range from 40% to 75% of base salary and are set forth in the employment agreements of the applicable Named Executive Officers.

For 2006, the Compensation Committee established a bonus matrix based on corporate performance objectives that they felt would demonstrate meaningful progress towards achieving the Company’s long-term strategic goals. The MIP for 2006 featured the following components and weightings for our Named Executive Officers and other officers:

•       75% based on achievement of the Company’s financial objectives;

•       15% based on the achievement of non-financial corporate objectives; and

•       10% based on the achievement of certain human resource and leadership objectives.

For 2006, the matrix allowed for potential payouts of between 0% and 200% of their MIP target amounts. There was no mandatory minimum award payable under the 2006 MIP. The Compensation Committee, in its discretion, could award bonuses even if the MIP’s objectives were not met.

Based upon discussions between the Company’s management and the Compensation Committee, as well as deliberations by the Compensation Committee, the corporate financial objectives were set as specified levels of improvement in revenues and EBITDA for 2006.

The corporate non-financial objectives were based on certain corporate and leadership objectives, including:

•       execution of the Company’s move into a new facility;

•       delivery of the ACIS III on schedule and under budget;

•       execution of certain customer and service differentiation initiatives; and

•       establishment of an expanded laboratory menu.

The human resource objectives were focused on service levels, product launch and new service offerings, while the leadership objectives focused on development of a performance culture implemented with 360 degree reviews of the Company’s executive team, timely performance appraisals, and completion of individual development plans.

At the time the corporate financial objectives were established, the Compensation Committee believed that they were attainable at the established target levels, but substantial uncertainty existed as to the actual attainment of the goals at the established levels.  After the year ended, the Compensation Committee reviewed the Company’s operating results, including the Company’s revenue and EBITDA for 2006 and concluded based on those operating results that the corporate financial objectives for 2006 had not been attained. As a result, the Compensation Committee did not authorize the payment of the 75% portion of the potential payout that was contingent on satisfaction of the corporate financial objectives.

The Compensation Committee also reviewed the Company’s achievement of the corporate non-financial objectives and the leadership objectives, focusing on:

•       the  successful move into the Company’s new facility with minimum service disruption and with 100% menu validation upon completion of the move, on schedule and under budget;

•       delivery of ACIS III, on schedule and within budget;

•       achievement of development milestones and associated payments under the Company’s distribution agreement with Dako, although the Compensation Committee noted that the launch of the ACIS III device in Europe had not yet been implemented;

•       implementation of key laboratory service initiatives to achieve service differentiation and solidify growth, including timing of the rollout of the PATHSITE suite of products and establishment and execution of a sales implementation plan;

•       expansion of the Company’s menu of laboratory service offerings, including two new assay applications and associated validations; and

•       successful creation of a strong leadership and performance culture, evidenced by timely performance appraisals and a 360 degree analysis of the executive team.

These non-financial performance and leadership objectives totaled 25% of the MIP eligible payout. In reviewing the non-financial performance objectives, the Compensation Committee determined that most, but not all, objectives were met. Certain objectives, such as the PATHSITE suite and the European launch of the ACIS III product, were not fully implemented and, as a result, the Compensation Committee determined that the non-financial performance and leadership objectives had been attained at the 90% level. This determination resulted in the Compensation Committee approving a payout of 90% of the 25% (consisting of the 15% and 10% weightings) available MIP payout for these objectives, which was paid in early 2007.

As part of his employment agreement with the Company, James V. Agnello, the Company’s Senior Vice President and Chief Financial Officer, was paid $30,000 as a guaranteed bonus for 2006. The Compensation Committee recognized that this amount exceeded the amount which Mr. Agnello would have been paid under the MIP for 2006, but considered the guarantee arrangement to be an appropriate compensation arrangement in order to recruit Mr. Agnello to join the Company.

The Company used a similar MIP in 2005 and has implemented a similar MIP for 2007, although the objectives and the payout matrix approved by the Compensation Committee vary from year to year.

Long-Term Compensation

Long-term compensation awards have been granted to our Named Executive Officers under our 1996 Equity Compensation Plan (the “1996 Plan”). Under this plan, the Board and the Compensation Committee have used equity incentive awards (which, for 2006 awards to Named Executive Officers, were all in the form of stock options) in an effort to closely align the interests of the Company’s executives with those of its shareholders.

Equity awards are typically proposed by the Company’s Chief Executive Officer, including the identification of employees to receive awards and the nature and size of the awards. The Chief Executive Officer’s recommendations during 2006 were based on the Named Executive Officers’ responsibilities and their achievements over the most recent year.  The Compensation Committee considered the recommendations made by the Chief Executive Officer with respect to the Named Executive Officers and other officers and discussed several proposed changes in the employees to receive awards, the terms of the awards and the size of the awards.

In considering the terms of the equity awards to be made to executive officers in 2006, the Compensation Committee considered that the Company’s equity awards had generally vested over a four-year period, with 25% vested after the first year, and monthly vesting thereafter, as long as the employee continued working for the Company. However, balancing the need to align the long-term interests of management and the Company’s shareholders with the desire to maintain management’s focus on also achieving the important short-term financial objectives specified in the 2006 MIP, the Compensation Committee decided that the equity awards to be made to Named Executive Officers (and certain other senior managers) would include performance vesting requirements. Under the terms of these option awards, 60% of the shares underlying the applicable option would vest only if the Company achieved the revenue and EBITDA performance targets for 2006 specified in the 2006 MIP (so long as the recipient remained employed with the Company through and including the date that the Company’s 2006 financial statements were published in the Company’s annual report on Form 10-K for the fiscal year ending December 31, 2006). The remaining 40% of the shares underlying the applicable option would vest pro rata on a monthly basis during the 36-month period beginning on the first anniversary of the date of the grant.  The Company did not achieve the financial targets set by the Compensation Committee and, as a result, the 60% of the shares underlying the options granted to Named Executive Officers (and certain other senior managers) in April 2006 with performance vesting requirements did not vest.

In determining the number of options to be granted to the Named Executive Officers, the Compensation Committee employed a methodology similar to that used for awarding increases in executive base salary described above, including the Compensation Committee’s subjective assessment of the Company’s operating performance, long-term vision, strategy, as well as general market factors affecting the Company’s ability to recruit and retain high-quality management. The Compensation Committee considered the achievements of the business over the period, including completion of the new facility, the Company’s sales growth and the completion of several key initiatives. The Compensation Committee also recognized that the Named Executive Officers had not received base salary increases in 2006 and did not receive MIP payouts under the 2005 MIP. In addition, the Compensation Committee considered that the Chief Executive Officer had not received any equity incentive awards in 2005. As a result, the awards recommended to the Board by the Compensation Committee were significantly larger for the Named Executive Officers than awards made in prior years, as well as a larger group of award recipients among the Company’s employees than in prior years. After reviewing the proposed awards and terms thereof with the Chief Executive Officer, the Compensation Committee recommended to the Board, the Board approved, equity incentive awards to all of the employees, including the Named Executive Officers. The awards were all made in the form of incentive stock options (containing the performance-based vesting requirements described above with respect to 60% of the options underlying the awards to the Named Executive Officers), with an exercise price of $1.12 per share (which was the fair market value of the Company’s common stock on a per share basis on the date of grant, based on the closing trading price on the Nasdaq Capital Market).

In addition to the equity incentive awards described above, in April 2006, the Compensation Committee recommended, and the Board approved, that Dr. Torre-Bueno, the Company’s Chief Technology Officer, in recognition of his many years of service to the Company, be given the opportunity to cancel and forfeit options to purchase 178,388 shares of the Company’s common stock that had been granted prior to March 2002 and which had exercise prices ranging from $3.32 to $23.19 per share, and, therefore, were not likely to provide meaningful long-term incentives to Dr. Torre-Bueno or retention benefit to the Company, and the Compensation Committee awarded Dr. Torre-Bueno new options to purchase 60,000 shares of our common stock with an exercise price of $1.12 per share (which was equal to the fair market value at the date of the grant based on the closing trading price on the Nasdaq Capital Market).

The 1996 Plan terminated in December 2006 and as a result the Company does not have additional shares available for future grants under the 1996 Plan. The Board of Directors of the Company has adopted a new stock option plan which provides an additional four million shares for future equity incentive awards. We expect the Board to submit the new plan to be voted upon by the Company’s shareholders at the upcoming annual meeting.

Perquisites

The Company provides its Named Executive Officers with certain perquisites, including automobile expense reimbursement, supplemental company-paid life insurance, and relocation expenses, where appropriate. The Compensation Committee believes these perquisites are reasonable and reflect the market for compensation for these positions. Details regarding these benefits are disclosed in the Summary Compensation Table elsewhere in this report.

Employment Agreements and Change-in-Control Severance Arrangements

Stephen T. D. Dixon served as Executive Vice President and Chief Financial Officer prior to resigning effective February 3, 2006. Mr. Dixon’s employment agreement provided for a base salary of $245,000 per year, eligibility for an annual performance-based bonus and eligibility to receive future grants of stock options. Mr. Dixon’s employment agreement also provided for additional perquisites, such as an automobile allowance and matching contributions under a voluntary savings plan. In February 2006, the Board of Directors approved, subject to Mr. Dixon’s agreement to cancel his initial stock option grant that he received in December 2002, the acceleration of the vesting of all of Mr. Dixon’s remaining options and the exercise period for those options was extended until December 31, 2006.

In February 2006, the Company hired Mr. John A. Roberts as its Senior Vice President and Acting Chief Financial Officer. Under the terms of the Company’s arrangement with Mr. Roberts, Mr. Roberts was paid $9,000 every two weeks, was provided with temporary housing and travel reimbursement, and was issued a fully vested option to purchase 25,000 shares of the Company’s common stock at the market price on the date of the grant. Mr. Roberts resigned as Senior Vice President and Acting Chief Financial Officer effective June 19, 2006, after the Company hired its new Senior Vice President and Chief Financial Officer, although he continued to provide services to the Company until September 2006.

On June 19, 2006, James V. Agnello commenced employment as the Company’s Senior Vice President and Chief Financial Officer. Under the terms of his employment agreement with the Company, Mr. Agnello received options to purchase 300,000 shares of common stock and an initial annual base salary of $265,000. The option vests over a period of five years and has an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The option was not granted under the Company’s 1996 Plan but is subject to the same terms and conditions as are set forth in the standard form stock option agreement currently in use under the 1996 Plan. Under the 1996 Plan, all unvested stock options will vest in the event of a change of control. In addition, Mr. Agnello is entitled to participate in the Company’s MIP, and for 2006 was entitled to be paid the greater of $30,000 or his prorated incentive bonus earned for 2006 of 50% of base salary, with a potential for 100% of base salary based on the achievement of Company and personal objectives. Mr. Agnello also is entitled to reimbursement of relocation expenses grossed up for federal and state income taxes, which were paid, in part, during 2006 and to other fringe benefits commensurate with his position. Subject to executing a general release of the Company, Mr. Agnello will be entitled to receive severance payments if he is terminated without “cause,” if he terminates his employment for “good reason” within 12 months following a change of control or in the event of a termination resulting from death or disability. Such severance payments will consist of up to 24 months’ base salary if the termination of employment occurs during the first year of Mr. Agnello’s employment (depending on the date of termination) or 12 months’ base salary if the termination of employment occurs thereafter, as well as continued coverage under the Company’s medical and health plans in accordance with COBRA Rules and Regulations, and all options that are vested as of his termination date will remain exercisable until the earlier of the first anniversary of his termination date or the expiration date of the options.

James D. Cureton served as Vice President—Instrument Systems Operations prior to resigning effective February 2, 2007. Mr. Cureton’s employment agreement provided for a base salary of $175,000 per year, eligibility for an annual performance-based bonus, and options to purchase 75,000 shares of Common Stock of the Company. Mr. Cureton’s employment agreement also provided for additional perquisites, such as matching contributions under a voluntary savings plan and other compensation as reported in the table captioned “Summary Compensation Table” below. Mr. Cureton’s employment agreement provided for the severance benefits described below under the caption “Potential Payments

Upon Termination or Change in Control.” Subsequent to execution of Mr. Cureton’s employment agreement, the Company issued him additional stock options as described in the table below under the caption “Outstanding Equity Awards at Fiscal Year End 2006.”

The Compensation Committee believes employment agreements are important to both our executives and to the Company in that the executive benefits from the clarity of the terms of his or her employment and is protected from terminations without cause, thereby enhancing the Company’s ability to retain the services of qualified executives. In addition, the Compensation Committee believes that the severance provisions described above that are contained in executives’ employment agreements, as well as the acceleration of vesting of stock options in the event of a change of control under the 1996 Plan, help provide reasonable assurances that our executive officers will remain with us during an acquisition or change of control event, should one occur, and that they will assist the Board in the assessment of a possible acquisition or change-of-control event.

Stock Ownership Policies

The Compensation Committee believes stock-based compensation is an important element of compensation and, as discussed above, stock-based compensation figures significantly in our mix of compensation. However, we do not currently have stock ownership requirements for our executive officers.

Other Material Tax and Accounting Implications of the Program

Internal Revenue Code section 162(m) generally disallows a tax deduction to public corporations for compensation over $1,000,000, exclusive of “performance-based” compensation, for any fiscal year paid to a Company’s Chief Executive Officer and four most highly compensated executive officers in service as of the end of any fiscal year. None of the named executives received compensation in excess of $1,000,000. For incentive compensation to qualify as “performance-based” compensation, the committee’s discretion to grant awards must be strictly limited. We believe the 1996 Equity Compensation Plan meets the performance-based exception under section 162(m). Though we do not expect to award compensation that would be subject to this limitation in the foreseeable future, the Company believes the benefit of retaining the ability to exercise discretion under its bonus plan outweighs the limited risk of loss of tax deductions under this section. Therefore, the committee does not currently intend to seek to qualify the MIP under section 162(m).

Compensation Committee Report

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 on Form 10-K/A to amend the Company’s Form 10-K for the year ended December 31, 2006.

Submitted by the Compensation Committee of the Board of Directors:

Jon R. Wampler
Dennis Smith
Irwin Scher

April 30, 2007

Summary Compensation Table

The following table sets forth information as to our Named Executive Officers for the fiscal year ended December 31, 2006.

2006 Summary Compensation Table

				Non-Equity
			Option	Incentive Plan	All Other
Name and		Salary	Awards	Compensation	Compensation	Total
Principal Position	Year	($)	($)(1)	($)(2)	($)(3)	($)
Ronald A. Andrews President and Chief Executive Officer	2006	315,000	240,840	50,000	229,531	835,371
James V. Agnello Senior Vice President and Chief Financial Officer(5)	2006	142,692	21,844	30,000 (4)	14,913	209,449
John A. Roberts Former Acting Chief Financial Officer(6)	2006	99,900	12,858	—	—	112,758
Stephen T.D. Dixon Former Executive Vice President and Chief Financial Officer(7)	2006	36,318	—	—	1,040	37,358
Jose de la Torre-Bueno, Ph.D Vice President and Chief Technology Officer	2006	181,501	50,809	16,335	3,856	252,501
Heather Creran Executive Vice President and Chief Operating Officer—Diagnostic Services(8)	2006	225,000	99,762	16,875	12,735	354,372
James D. Cureton Former Vice President—Instrument Systems Operations(9)	2006	175,000	17,351	15,750	44,908	253,009
Karen K. Garza Senior Vice President, Strategic Planning and Business Development	2006	175,000	54,711	15,750	11,672	257,133

(1)          This amount represents the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 for stock options awarded in and prior to 2006, in accordance with Statement of Financial Accounting Standards No. 123 (revised), which is referred to as “FAS 123-R,” excluding the effect of estimated forfeitures. FAS 123-R requires us to estimate forfeitures when stock options are granted and reduce estimated compensation expense accordingly. Except forfeitures that actually occurred during 2006, the amounts in this table assume that none of the stock options will be forfeited. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years indicated:

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

Expected volatility was based on historical volatility for a period equal to the stock option’s expected life. The following assumptions were used to determine fair value:

	2006	2005	2004	2003	2002
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%
Volatility	57 – 89%	101%	103%	99.26%	115.9%
Average expected option life	3.2 – 4.7 years	4 years	4 years	4 years	4 years
Risk-free interest rate	4.5 – 5.2%	3.9 – 4.5%	2.7 – 3.6%	2.1 – 2.8%	2.7 – 5.1%

For information regarding the grant date fair value of stock options granted in 2006, see the “2006 Grants of Plan-Based Awards Table” below.

The weighted-average grant date fair value of options issued by the Company during the years ended December 31, 2006, 2005 and 2004 was $0.78, $0.98 and $2.48, respectively. See Note 9 “Equity Compensation” of the Company’s 12/31/06 10-K Annual Report for further information regarding the Company’s stock option plan.

(2)          Represents amounts paid in 2007 under the 2006 Management Incentive Plan, which is described in detail under “Compensation Discussion and Analysis—Management Incentive Program (“MIP”).

(3)          These amounts are comprised of the compensation described in detail below in the table captioned “All Other Compensation.”

(4)          This amount represents the guaranteed payment under the MIP required to be paid for 2006 pursuant to Mr. Agnello’s employment agreement. Mr. Agnello’s incentive compensation payout under the MIP would have been approximately $16,000 based on the level of achievement approved by the Compensation Committee.

(5)   Mr. Agnello joined the Company in June 2006.

(6)          Mr. Roberts joined the Company in February 2006 and resigned as Interim Chief Financial Officer effective June 19, 2006. Mr. Roberts continued to provide consulting services through September 2006.

(7)          Mr. Dixon resigned as Chief Financial Officer effective February 3, 2006.

(8)          Ms. Creran’s employment is expected to terminate effective May 1, 2007. See “Potential Payments Upon Termination or Change of Control.”

(9)          Mr. Cureton resigned as Vice President—Instrument Systems Operations effective February 2, 2007.

All Other Compensation Table

					Company	Group Term	Total
		Relocation	Tax	Automobile	Match	Life Insurance	All Other
		Benefits	Reimbursements	Allowance	to 401(k) Plan	Premiums	Compensation
Name	Year	($)(1)	($)(1)	($)(2)	($)	($)(3)	($)
Ronald A. Andrews	2006	116,479	100,014	7,800	4,783	455	229,531
James V. Agnello	2006	5,184	2,701	4,200	2,701	127	14,913
John A. Roberts	2006	0	0	0	0	0	0
Stephen T.D. Dixon	2006	0	0	600	381	59	1,040
Jose de la Torre-Bueno, Ph.D	2006	0	0	0	3,594	262	3,856
Heather Creran	2006	0	0	7,800	4,610	325	12,735
James D. Cureton	2006	19,557	17,298	7,800	0	253	44,908
Karen K. Garza	2006	0	0	7,800	3,619	253	11,672

(1)          The amounts reported in 2006 for Messrs. Andrews, Agnello and Cureton include the reimbursement of relocation expenses and the related tax obligations in accordance with each of their respective employment agreements.

(2)          During 2006, Messrs. Andrews, Agnello, Dixon, and Cureton, Ms. Creran and Ms. Garza received automobile allowances of up to $7,800 per annum in accordance with each of their respective employment agreements.

(3)          These amounts represent the premium cost of the Company’s group life insurance program.

Employment Contracts with Named Executive Officers

Chief Executive Officer: Ronald A. Andrews

Ronald A. Andrews serves as President and Chief Executive Officer. Mr. Andrews’ employment agreement provides for a base salary of $315,000 per year, eligibility for an annual performance-based bonus and eligibility to receive future grants of stock options. Upon execution of his employment agreement, Mr. Andrews was granted options to purchase 750,000 shares of Common Stock of the Company, which options will vest 25% on the first anniversary of his employment date and in 36 equal monthly installments thereafter. The option was not granted under the Company’s 1996 Equity Compensation Plan (the “Option Plan”) but is subject to the same terms and conditions as are set forth in the standard form stock option agreement currently in use under the Option Plan (including such terms and conditions as are incorporated therein from the Option Plan itself). The employment agreement also provides for additional perquisites, such as an automobile allowance, relocation expenses, matching contributions under a voluntary savings plan and other compensation as reported in the table captioned “Summary Compensation Table” above. Mr. Andrews’ employment agreement provides for the severance benefits described below under the caption “Potential Payments Upon Termination or Change in Control.” Subsequent to execution of Mr. Andrews’ employment agreement, the Company issued him additional stock options as described in the table below under the caption “Outstanding Equity Awards at Fiscal Year End 2006.”

Senior Vice President and Chief Financial Officer: James V. Agnello

James V. Agnello serves as Senior Vice President and Chief Financial Officer. Mr. Agnello’s employment agreement provides for a base salary of $265,000 per year and eligibility for an annual performance-based bonus. Upon execution of his employment agreement, Mr. Agnello was granted options to purchase 300,000 shares of Common Stock of the Company, which options will vest over five years and have an exercise price equal to the fair market value of the Company’s Common Stock on the date of grant. The option was not granted under the Option Plan but is subject to the same terms and conditions as are set forth in the standard form stock option agreement currently in use under the Option Plan (including such terms and conditions as are incorporated therein from the Option Plan itself). The employment agreement also provides for additional perquisites, such as an automobile allowance, relocation expenses, matching contributions under a voluntary savings plan and other compensation as reported in the table captioned “Summary Compensation Table” above. Mr. Agnello’s employment agreement provides for the severance benefits described below under the caption “Potential Payments Upon Termination or Change in Control.”

Executive Vice President and Chief Operating Officer of Diagnostic Services: Heather Creran

Heather Creran serves as Executive Vice President and Chief Operating Officer of Diagnostic Services. Ms. Creran’s employment agreement provides for a base salary of $225,000 per year and eligibility for an annual performance-based bonus. Upon execution of her employment agreement, Ms. Creran was granted options to purchase 150,000 shares of Common Stock of the Company, which options will vest 25% on the first anniversary of her employment date and in 36 equal monthly installments thereafter. The option was not granted under the Option Plan but is subject to the same terms and conditions as are set forth in the standard form stock option agreement currently in use under the Option Plan (including such terms and conditions as are incorporated therein from the Option Plan itself). Ms. Creran’s employment agreement also provides for additional perquisites, such as an automobile allowance, relocation expenses, matching contributions under a voluntary savings plan and other compensation as reported in the table captioned “Summary Compensation Table” above. Ms. Creran’s employment agreement provides for the severance benefits described below under the caption “Potential Payments Upon Termination or Change in Control.” Subsequent to execution of Ms. Creran’s employment agreement, the Company issued her additional stock options as described in the table below under the caption “Outstanding Equity Awards at Fiscal Year End 2006.” Ms. Creran’s employment with the Company is expected to terminate effective May 1, 2007. For a description of Ms. Creran’s expected severance benefits, see “Potential Payments Upon Termination or Change of Control.”

Former Vice President—Instrument Systems Operations: James D. Cureton

James D. Cureton served as Vice President—Instrument Systems Operations prior to resigning on February 2, 2007. Mr. Cureton’s employment agreement provided for a base salary of $175,000 per year, eligibility for an annual performance-based bonus, and options to purchase 75,000 shares of Common Stock of the Company. Mr. Cureton’s employment agreement also provided for additional perquisites, such as matching contributions under a voluntary savings plan and other compensation as reported in the section entitled “Summary Compensation Table” above. Mr. Cureton’s employment agreement provided for the severance benefits described below under the caption “Potential Payments Upon Termination or Change in Control.” Subsequent to execution of Mr. Cureton’s employment agreement, the Company issued him additional stock options as described in the table below under the caption “Outstanding Equity Awards at Fiscal Year End 2006.”

Senior Vice President, Strategic Planning and Business Development: Karen K. Garza

Karen R. Garza serves as Senior Vice President, Strategic Planning and Business Development. Ms. Garza’s employment agreement provides for a base salary of $175,000 per year and eligibility for an annual performance-based bonus. Upon execution of her employment agreement, Ms. Garza was granted options to purchase 100,000 shares of Common Stock of the Company, which options will vest 25% on the first anniversary of her employment date and in 36 equal monthly installments thereafter. The option was not granted under the Option Plan but is subject to the same terms and conditions as are set forth in the standard form stock option agreement currently in use under the Option Plan (including such terms and conditions as are incorporated therein from the Option Plan itself). Ms. Garza’s employment agreement also provides for additional perquisites, such as an automobile allowance, matching contributions under a voluntary savings plan and other compensation as reported in the table captioned “Summary Compensation Table” above. Ms. Garza’s employment agreement provides for the severance benefits described below under the caption “Potential Payments Upon Termination or Change in Control.” Subsequent to execution of Ms. Garza’s employment agreement, the Company issued her additional stock options as described in the table below under the caption “Outstanding Equity Awards at Fiscal Year End 2006.”

Vice President and Chief Technology Officer: Jose de la Torre-Bueno, Ph.D.

Jose de la Torre-Bueno, Ph.D. serves as Vice President and Chief Technology Officer. Dr. Torre-Bueno’s employment agreement provides for a base salary of $181,500 per year, eligibility for an annual performance-based bonus and eligibility to receive grants of stock options. Dr. Torre-Bueno’s employment agreement also provides for additional perquisites, such as an automobile allowance, matching contributions under a voluntary savings plan and other compensation as reported in the table captioned “Summary Compensation Table” above. On April 11, 2006, the Board of Directors authorized a stock option grant to Dr. de la Torre-Bueno of 60,000 options with an exercise price equal to the fair value of the Company’s common stock on the date of grant, and Dr. Torre-Bueno agreed to the cancellation of 178,388 options (with exercise prices ranging from $3.32 to $23.19). Subsequent to execution of Dr. Torre-Bueno’s employment agreement, the Company issued him additional stock options as described in the table below under the caption “Outstanding Equity Awards at Fiscal Year End 2006.”

Grants of Plan-Based Awards

The following table sets forth summary information regarding all grants of plan-based awards made to our Named Executive Officers for the year ended December 31, 2006:

2006 Grants of Plan-Based Awards Table

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Possible Payouts Under Equity Incentive Plan Awards(2)			All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Approval Date	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Options (#)(3)	Awards ($ / Sh)	Awards ($)(4)
Ronald A. Andrews	04/03/06	04/03/06	0	236,250	472,500	0	120,000	120,000	80,000	1.12	64,824
James V. Agnello	05/05/06	06/19/06	0	71,770	143,542	0	0	0	300,000	0.90	218,610
Heather Creran	04/03/06	04/03/06	0	112,500	225,000	0	30,000	30,000	20,000	1.12	16,206
James D. Cureton	04/03/06	04/03/06	0	70,000	140,000	0	30,000	30,000	20,000	1.12	16,206
Stephen T.D. Dixon(5)			0	0	0	0	0	0	0	0	0
Karen K. Garza	04/03/06	04/03/06	0	70,000	140,000	0	30,000	30,000	20,000	1.12	16,206
John A. Roberts	07/18/06	07/18/06	0	0	0	0	0	0	25,000	0.87	12,858
Jose de la Torre-Bueno, Ph.D	04/03/06	04/03/06	0	72,600	145,200	0	30,000	30,000	20,000	1.12	16,206
	04/11/06	04/11/06	0	0	0	0	0	0	60,000	1.12	49,404

(1)          Non-Equity Incentive Plan Awards are made under the 2006 MIP. There is no mandatory minimum award payable; the maximum award payable is 200% of the target amount. The amounts in the table represent payouts that might have been achieved based on performance at target or maximum performance levels. The amounts actually earned under this plan for 2006 have been reported in the “Summary Compensation Table”  under the column captioned “Non-Equity Incentive Plan Compensation.”  Under the terms of Mr. Agnello’s employment agreement for 2006, he was entitled to receive the greater of his prorated target amount under the MIP or $30,000. Mr. Agnello’s possible targets are prorated from his start date of June 19, 2006 through the end of the year. Mr. Agnello’s guaranteed bonus is reported in the “Summary Compensation Table” under the column captioned “Non-Equity Incentive Plan Compensation.”

(2)          Under the terms of these stock option awards, the shares underlying the stock options would have vested only if the Company achieved the minimum revenue and EBITDA performance targets for the 2006 fiscal year established by the Company’s Board of Directors and the recipient remained employed with the Company through and including March 27, 2007. These performance targets were not achieved; therefore, these options will not vest and the Named Executive Officers will derive no benefit from these stock options. There were no mandatory minimum amounts of stock option awards.

(3)          The stock options awarded to Mr. Andrews, Ms. Creran, Mr. Cureton, Ms. Garza and Dr. Torre-Bueno vest pro rata on a monthly basis over the 36 month period beginning with the first anniversary of the date of grant, except that the option grant of 60,000 options to Dr. de la Torre-Bueno vests 25% on the first anniversary of the grant and monthly thereafter for the remaining 36 months of the vesting period. All of Mr. Roberts’ options were vested on the date of the grant. Mr. Agnello’s stock options were granted to him under his employment agreement approved by the Compensation Committee and vest as described in Note 3 to the table captioned “Outstanding Equity Awards at Fiscal Year End 2006.”

(4)          The amounts in this column represent the grant date fair value of the stock options computed in accordance with FAS 123-R. For a discussion of the valuation assumptions, see footnote 1 to the “Summary Compensation Table.”

(5)          Mr. Dixon resigned effective February 3, 2006 and therefore was not eligible for awards under the MIP.

Outstanding Equity Awards at Fiscal Year-end

The following table sets forth summary information regarding the outstanding equity awards held by each of our Named Executive Officers at December 31, 2006:

Outstanding Equity Awards at Fiscal Year End 2006

	Stock Options
				Equity
				Incentive
				Plan Awards:
		Number of	Number of	Number of
		Securities	Securities	Securities
		Underlying	Underlying	Underlying
	Option	Unexercised	Unexercised	Unexercised	Option	Option
	Grant	Options	Options	Unearned	Exercise	Expiration
Name	Date	Exercisable (#)	Unexercisable (#)(1)	Options (#)(2)	Price(6)	Date
Ronald A. Andrews	07/20/04	453,125	296,875		1.5800	07/20/14
	04/03/06	—	80,000	120,000	1.1200	04/03/13
	11/19/04	52,083	47,917		1.1500	11/19/11
James V. Agnello	06/19/06	—	300,000 (3)		0.9000	06/19/16
Heather Creran	01/29/04	112,500	37,500		1.1110	12/15/13
	04/03/06	—	20,000	30,000	1.1200	04/03/13
	11/19/04	15,625	14,375		1.1500	11/19/11
James D. Cureton	06/07/05	29,687	45,313		1.2900	06/07/12
	04/03/06	—	20,000	30,000	1.1200	04/03/13
Stephen T.D. Dixon	—	—	—		—	—
Karen K. Garza	04/28/03	91,666	8,334		0.9800	04/28/13
	10/21/03	106,250	—		1.2000	10/21/10
	11/19/04	36,458	33,542		1.1500	11/19/11
	04/03/06	—	20,000	30,000	1.1200	04/03/13
John A. Roberts	07/18/06	25,000 (4)	—		0.8700	07/18/09
Jose de la Torre-Bueno, Ph.D(5)	04/11/06	—	60,000		1.1200	04/11/13
	11/19/04	15,625	14,375		1.1500	11/19/11
	10/21/03	81,250	—		1.2000	10/21/10
	09/27/02	90,000	—		1.4500	09/27/09
	12/14/98	5,000	—		5.6200	07/22/08
	12/09/98	55,000	—		5.7500	12/09/08
	10/14/98	15,000	—		3.4375	10/14/08
	04/03/06	—	20,000	30,000	1.1200	04/03/13

(1)          Stock option awards generally vest over a four-year period, with 25% vested after the first year, and monthly thereafter for the remaining 36 months of the vesting period (except as noted in Notes 2, 3 and 4 for options with special vesting provisions).

(2)          Under the terms of the 2006 MIP, the Compensation Committee decided that equity awards granted in April 2006 to Named Executive Officers (and certain other senior managers) would include performance vesting requirements. Under the terms of these option awards, 60% of the shares underlying the applicable option would vest only if the Company achieved the revenue and EBITDA performance targets for 2006 specified in the 2006 MIP, assuming the recipient remained employed through the date that the Company’s 2006 financial statements were published in the Company’s 10-K for the year ended December 31, 2006. These options are listed under the column captioned “Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options”. The remaining 40% of the shares underlying the applicable option would vest pro-rata on a monthly basis during the 36 month period beginning on the first anniversary of the date of the grant and these awards are included under the column captioned “Number of Securities Underlying Unexercised

Options (#) Unexercisable”. The Company did not achieve the financial targets set by the Compensation Committee and, as a result, the 60% of the shares underlying the options granted to Named Executive Officer’s (and certain other senior managers) on April 3, 2006 with performance vesting requirements did not vest.

(3)          Under terms of his employment agreement, James V. Agnello was awarded 300,000 stock options with 150,000 options vesting at a rate of 25% after the first year and monthly thereafter for the remaining 36-months of the vesting period. The additional 150,000 options vest 25% after the second year, and monthly thereafter for the remaining 36-months of the vesting period.

(4)          All of Mr. Roberts’ options were vested on the date of grant.

(5)          In addition to equity incentive awards described above, in April 2006 the Compensation Committee recommended and the Board approved that Dr. Torre-Bueno be given the opportunity to cancel and forfeit stock options to purchase 178,388 shares of the Company’s common stock that had been granted prior to March 2002, and having exercise prices ranging from $3.32 to $23.19 per share, and that he receive new options to purchase 60,000 shares of common stock with an exercise price of $1.12 per share (which was equal to the fair market value at the date of the grant based on the closing trading price on the Nasdaq Capital Market). See “Compensation Discussion and Analysis—Long-Term Compensation” for further information.

(6)          Exercise price is the Company’s market closing price per share on the date of grant.

Option Exercises

The following table sets forth for our Named Executive Officers the options exercised during 2006. No stock awards were outstanding or vested during 2006.

2006 Option Exercises

Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Ronald A. Andrews	—	—
James V. Agnello	—	—
Heather Creran	—	—
James D. Cureton	—	—
Stephen T.D. Dixon	300,000	73,500
Karen K. Garza	—	—
John A. Roberts	—	—
Jose de la Torre-Bueno, Ph.D	—	—

Compensation of Directors

2006 Director Compensation

The following table provides information on compensation earned during 2006 by each director who served on the Company’s Board at any time during 2006.

	Fees Earned or	Option
	Paid in Cash	Awards	Total
Name	($)	($)(1)(2)	($)(4)
Peter J. Boni	—	—	—
Michael Cola(3)	14,500	14,595	29,095
James A. Datin	—	—	—
Steven J. Feder	—	—	—
G. Steve Hamm(3)	26,833	5,162	31,795
Irwin Scher, M.D.	27,000	5,490	32,490
Frank P. Slattery, Jr.	35,500	6,310	41,810
Dennis M. Smith, Jr., M.D.(3)	11,500	7,193	18,693
Gregory Waller(3)	2,167	5,673	7,840
Jon R. Wampler	34,000	19,270	53,270

(1)          The amounts in this column represent the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 for stock options awarded in and prior to 2006 in accordance with FAS 123-R, excluding the effect of estimated forfeitures. The fair value of the stock options is estimated at the date of grant using the Black-Scholes option pricing model. For a discussion of valuation assumptions, see Note 1 to the Summary Compensation Table, and Note 9 to the Notes to the Consolidated Financial Statements included in the Original 10-K under the heading “Equity-Based Compensation”. The grant date fair values of the stock options issued during 2006 were as follows: Mr. Cola $14,595, Dr. Scher $6,447, Mr. Slattery $9,671, Dr. Smith $23,787, Mr. Waller $25,530 and Mr. Wampler $30,978.

(2)          At December 31, 2006, each of the directors named below held the number of outstanding stock options to purchase the number of shares of the Company’s common stock shown next to his name:

Stock Options
Name	Outstanding (#)
Peter J. Boni	—
Michael Cola	30,000
James A. Datin	—
Steven J. Feder	—
G. Steve Hamm	35,000
Irwin Scher, M.D.	50,000
Frank P. Slattery, Jr.	65,000
Dennis M. Smith, Jr., M.D.	40,000
Gregory Waller	30,000
Jon R. Wampler	80,000

(3)          Mr. Cola did not stand for reelection in June 2006, and Mr. Hamm resigned from the Board effective December 31, 2006. Dr. Smith joined the Board in July 2006, and Mr. Waller joined the Board in December 2006.

(4)          Directors are also eligible for reimbursement of expenses incurred in connection with attendance at Board meetings. These amounts are not included in the table above.

Directors employed by Clarient or a wholly owned subsidiary receive no additional compensation, other than their normal salary, for serving on the Board or its Committees. Each director who is not an employee of the Company, its subsidiaries or Safeguard receives an annual cash retainer of $15,000. In addition, each director is paid a fee of $1,000 per meeting for attendance at Board meetings and each Committee meeting, except that if a director participates in a Board or Committee meeting via telephone, he is paid a fee of $500 for that meeting. An additional $5,000 annual fee is paid to each director who serves as a committee chairperson. All directors receive reimbursement of out-of-pocket expenses incurred in connection with attending meetings of the Board or Board Committees or with respect to other Company business.

Each director who is not an employee of the Company, its subsidiaries or Safeguard is eligible to receive stock option grants at the discretion of the Board. Directors’ initial option grants are generally to purchase 30,000 shares of Clarient common stock, have a seven-year term and are 20% vested on the grant date, with the remaining 80% vesting in 12 equal increments on the same day of each third month thereafter. Annual grants, generally to purchase 10,000 shares, vest 25% each three months following the grant date. Any director who served as a Committee chairman may also receive additional annual grants, generally to purchase 5,000 shares, which vest 25% each three months following the grant date. The exercise price of these options is equal to the closing price of a share of Clarient common stock as reported on the Nasdaq Capital Market on the grant date. Upon appointment to the Board, Dr. Smith received an initial option grant to purchase 30,000 shares on July 18, 2006 at an exercise price of $0.87 per share and Mr. Waller received an initial option grant to purchase 30,000 shares on December 1, 2006 at an exercise price of $1.32 per share. Annual grants to purchase the number of shares shown next to each director’s name also were awarded on October 17, 2006 at an exercise price of $1.00 per share as follows: Mr. Scher, 10,000 shares; Mr. Slattery, 15,000 shares; Dr. Smith, 10,000 shares; and Mr. Wampler, 15,000 shares.

Potential Payments Upon Termination or Change in Control

Mr. Andrews, Mr. Agnello, Ms. Creran, Mr. Cureton, Ms. Garza, and Dr. Torre-Bueno each have, and Stephen Dixon had, an agreement with the Company which provides certain benefits upon termination without cause, for good reason in connection with a change of control, or upon death or disability. Under these agreements, the following definitions apply:

Cause	à

violation of any of the Company’s written policies; appropriation of a business opportunity of the Company; misappropriation of any Company funds or property; or conviction of a felony or any other crime with respect to which imprisonment is a possible punishment

Good Reason	à

a material diminution, without executive’s consent, in the nature or status of the executive’s position, title, responsibilities, or duties; a reduction in base salary; or the relocation of the Company’s principal office by more than 30 miles

Change of Control	à

a change of control generally occurs when: (a) an entity, person, or group (other than Safeguard Scientifics, Inc.) becomes the beneficial owner of securities having 50% or more of the combined voting power of the Company’s securities; or (b) the Company is subject to any merger, consolidation, or sale of all or substantially all of the Company’s assets or a comparable transaction as a result of which all or substantially all of the Company’s assets are acquired by another entity (except Safeguard Scientifics, Inc. and/or any of its affiliates)

President and Chief Executive Officer: Ronald A. Andrews

Mr. Andrews’ employment agreement provides that in the event his employment is terminated (i) by the Company without cause, (ii) by him with good reason within 12 months of a Change of Control, or (iii) as a result of his death or disability, he will be entitled to:

•       payment of 12 months’ base salary;

•       exercise any options which have become exercisable on or before the termination date until the earlier of the first anniversary of the date of termination or the expiration date of the option; and

•       continued coverage under the Company’s medical and health plans in accordance with COBRA rules and regulations (which generally provide for an 18 month period upon termination of employment), provided that coverage will end if he obtains comparable coverage from a subsequent employer or otherwise ceases to be eligible for COBRA benefits.

These severance benefits are contingent upon the execution and delivery of a general release and Mr. Andrews’ observance of certain non-competition and non-solicitation covenants. However, these non-competition and non-solicitation provisions may not be enforceable. In the event of termination of Mr. Andrews’ employment for any reason, he will be entitled to receive all accrued, unpaid salary to the date of termination and a pro rata portion of his bonus for the year of termination.

Senior Vice President and Chief Financial Officer: James V. Agnello

Mr. Agnello’s employment agreement provides that in the event his employment is terminated (i) by the Company without cause, (ii) by him with good reason within 12 months of a Change of Control, or (iii) as a result of his death or disability, he will be entitled to:

•       payment of up to 24 months’ base salary depending on the date of termination if termination occurs within the first year of employment, or 12 months’ base salary thereafter (based on the base salary in effect at the time of termination);

•       exercise any options which have become exercisable on or before the termination date until the earlier of the first anniversary of the date of termination or the expiration date of the option; and

•       continued coverage under the Company’s medical and health plans in accordance with COBRA rules and regulations (which generally provide for an 18 month period upon termination of employment), provided that coverage will end if he obtains comparable coverage from a subsequent employer or otherwise ceases to be eligible for COBRA benefits.

These severance benefits are contingent upon the execution and delivery of a general release and Mr. Agnello’s observance of certain non-competition and non-solicitation covenants. However, these non-competition and non-solicitation provisions may not be enforceable. In the event of termination of Mr. Agnello’s employment for any reason, he will be entitled to receive all accrued, unpaid salary to the date of termination and a pro rata portion of his bonus for the year of termination.

Executive Vice President and Chief Operating Officer of Diagnostic Services: Heather Creran

Ms. Creran’s employment agreement provides that in the event her employment is terminated (i) by the Company without cause, (ii) by her with good reason within 12 months after a Change of Control (as defined in Ms. Creran’s employment agreement), (iii) as a result of her death or disability, or (iv) by her during a certain time frame on account of the Company not devoting sufficient capital to the lab services business, she will be entitled to:

•       payment of six months’ base salary in effect at the time of termination;

•       exercise any options which have become exercisable on or before the termination date until the earlier of the first anniversary of the date of termination or the expiration date of the option; and

•       continued coverage under the Company’s medical and health plans in accordance with COBRA rules and regulations (which generally provide for an 18 month period upon termination of employment), provided that coverage will end if she obtains comparable coverage from a subsequent employer or otherwise ceases to be eligible for COBRA benefits.

These severance benefits are contingent upon the execution and delivery of a general release and Ms. Creran’s observance of certain non-competition and non-solicitation covenants. However, these non-competition and non-solicitation provisions may not be enforceable. In the event of termination of Ms. Creran’s employment for any reason, she will be entitled to receive all accrued, unpaid salary to the date of termination and a pro rata portion of her bonus for the year of termination. Ms. Creran’s employment with the Company is expected to terminate effective May 1, 2007 and, subject to her execution of a general release, she is expected to receive the severance benefits described above that would result from a termination “without cause.”

Former Vice President—Instrument Systems Operations: James D. Cureton

Mr. Cureton’s employment agreement provided that in the event his employment is terminated by the Company without cause, he would be entitled to:

•       payment of 3 months’ base salary;

•       exercise any options which had become exercisable on or before the termination date until the earlier of the first anniversary of the date of termination or the expiration date of the option; and

•       continued coverage under the Company’s medical and health plans in accordance with COBRA rules and regulations (which generally provide for an 18 month period upon termination of employment)

Mr. Cureton resigned voluntarily in February 2007 and, as a result, did not receive these severance benefits. In accordance with Mr. Cureton’s employment agreement, Mr. Cureton was paid all accrued and unpaid salary to the date of termination.

Senior Vice President, Strategic Planning and Business Development: Karen K. Garza

Ms. Garza’s employment agreement provides that in the event her employment is terminated by the Company without cause, she will be entitled to:

•       payment of six months’ base salary in effect at the time of termination;

•       exercise any options which have become exercisable on or before the termination date until the earlier of six months from the date of termination or the expiration date of the option; and

•       continued coverage under the Company’s medical and health plans in accordance with COBRA rules and regulations (which generally provide for an 18 month period upon termination of employment , provided that coverage will end if she obtains comparable coverage from a subsequent employer or otherwise ceases to be eligible for COBRA benefits.

These severance benefits are contingent upon the execution and delivery of a general release and Ms. Garza’s observance of certain non-competition and non-solicitation covenants. However, these non-competition and non-solicitation provisions may not be enforceable. In the event of termination of Ms. Garza’s employment for any reason, she will be entitled to receive all accrued, unpaid salary to the date of termination and, when bonuses for the year of termination are paid generally to other employees of the Company, a pro rata portion of her bonus for the year of termination.

Vice President and Chief Technology Officer: Jose de la Torre-Bueno, Ph.D.

Dr. Torre-Bueno’s employment agreement provides that in the event his employment is terminated by the Company without cause or by him for good reason, he will be entitled to:

•       payment of one year of salary continuation, provided he observes certain non-compete covenants;

•       payment of a pro-rated portion of his bonus for the year of termination;

•       acceleration of the vesting of 50% of the stock options held by him; and

•       continued health insurance benefits for one year, subject to certain limitations.

In the event Dr. Torre-Bueno’s employment is terminated by the Company without cause or by him for good reason within 12 months after or in anticipation of a Change in Control, he will be entitled to:

•       the items listed above; and

•       acceleration of the vesting of all outstanding options held by him, subject to certain conditions.

Former Executive Vice President and Chief Financial Officer: Stephen T. D. Dixon

Mr. Dixon’s employment agreement provided that in the event his employment was terminated (i) by the Company without cause, (ii) by him with good reason within 12 months of a Change of Control, or (iii) as a result of his death or disability, he would be entitled to:

•       payment of 12 months’ base salary in effect at the time of termination;

•       exercise any options which have become exercisable on or before the termination date until the earlier of the first anniversary of the date of termination or the expiration date of the option; and

•       continued coverage under the Company’s medical and health plans in accordance with COBRA rules and regulations (which generally provide for an 18 month period upon termination of employment), provided that coverage will end if he obtains comparable coverage from a subsequent employer or otherwise ceases to be eligible for COBRA benefits.

These severance benefits were not applicable because Mr. Dixon resigned voluntarily. However, in connection with Mr. Dixon’s resignation in February 2006, the Board of Directors approved, subject to Mr. Dixon’s agreement to cancel his initial stock option grant that he received in December 2002, the acceleration of the vesting of all of Mr. Dixon’s remaining options and the extension until December 31, 2006 of the post-termination exercise period for those options.

The following table shows the potential incremental payments and benefits which the named executive officers would be entitled to receive upon termination of employment under their respective agreements. The amounts shown in the table are based on an assumed termination as of December 31, 2006, exclude payments and benefits that are provided on a non-discriminatory basis to our employees generally upon termination of employment, and represent estimates of the incremental amounts that would be paid to each executive upon his termination based on 2006 base salary, 2006 target incentive awards and our current premium costs for their medical and welfare benefits. The actual amounts to be paid would depend on the time and circumstances of an executive’s separation from the Company.

Potential Payments Upon Termination or Change of Control

		Medical and	Acceleration
	Salary and	Welfare	of Equity	Total
	Bonus	Benefits	Awards	Termination
	($)	($)	($)(1)	Benefits
Current Officers
Ronald A. Andrews
Termination without cause	551,250	—	—	551,250
Change of control	—	—	188,885	188,885
Change of control termination, without cause or for good reason	551,250	—	188,885	740,135
James V. Agnello(2)
Termination without cause	469,270	—	—	469,270
Change of control	—	—	246,000	246,000
Change of control termination, without cause or for good reason	469,270	—	246,000	715,270
Jose de la Torre-Bueno, Ph.D
Termination without cause	254,101	7,519	37,097	298,717
Change of control		7,519	74,194	81,713
Change of control termination, without cause or for good reason	254,101	7,519	74,194	335,814
Heather Creran(3)
Termination without cause	225,000	—	—	225,000
Change of control	—	—	61,069	61,069
Change of control termination, without cause or for good reason	225,000	—	61,069	286,069
James D. Cureton(4)
Termination without cause	43,750	—	—	43,750
Change of control	—	—	49,485	49,485
Change of control termination, without cause or for good reason	43,750	—	49,485	93,235
Karen K. Garza
Termination without cause	157,500	—	—	157,500
Change of control	—	—	55,186	55,186
Change of control termination, without cause or for good reason	157,500	—	55,186	212,686

(1)          The value in this column was calculated based on the number of shares underlying stock options for which vesting would have been accelerated as of December 31, 2006, multiplied by the difference between our year-end closing price of $1.72 per share, as reported on the Nasdaq Capital Market, and the exercise price of stock options for which vesting would have been accelerated.

(2)          Represents 18 months of Mr. Agnello’s base salary that would be paid to him under his employment agreement if his employment had been terminated on December 31, 2006 (since such a termination would have occurred during the first year of Mr. Agnello’s employment) and a pro-rated portion of Mr. Agnello’s target bonus to reflect the partial year of employment. Beginning on the first anniversary of Mr. Agnello’s employment start date (June 19, 2007), Mr. Agnello would be entitled to twelve months of his base salary upon a termination without cause or in the event of a termination without cause or for good reason following a change of control.

(3)          Ms. Creran’s employment with the Company is expected to terminate effective May 1, 2007 and, subject to her execution of a general release, she is expected to receive the severance benefits described above that would result from a termination “without cause” as of her expected date of termination, except that any bonus for 2007, once determined, would be pro-rated to reflect the date of termination.

(4)          Mr. Cureton resigned voluntarily in February 2007 and, as a result, did not receive these severance benefits. In accordance with Mr. Cureton’s employment agreement, Mr. Cureton was paid all accrued and unpaid salary to the date of termination.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of the Company’s common stock beneficially owned as of April 23, 2007, by the directors of the Company, the named executive officers reported below in the “Executive Compensation & Other Arrangements—Summary Compensation Table,” all directors and officers as a group and any other person or entity who is the beneficial owner of more than 5% of the Company’s issued and outstanding common stock. On April 23, 2007, there were 71,690,567 shares of the Company’s common stock outstanding.

Name	Outstanding Shares Beneficially Owned	Options/Warrants Exercisable Within 60 Days of Record Date	Total	Percent of Shares
Safeguard Scientifics, Inc.(2) 435 Devon Park Drive, Building 800 Wayne, PA 19087-1945	42,321,321	3,435,258	45,756,579	60.91%
Peter J. Boni(3)	—	—	—	—
James A. Datin(3)	—	—	—	—
Steven J. Feder(3)	—	—	—	—
Irwin Scher, M.D.	138,260	43,333	181,593	*
Frank P. Slattery, Jr.	275,500	55,000	330,500	*
Dennis M. Smith, Jr., M.D.	30,000	15,333	45,333	*
Jon R. Wampler	21,000	51,000	72,000	*
Gregory Waller	—	10,000	10,000	*
James V. Agnello	—	37,500	37,500	*
Ronald A. Andrews	48,000	618,125	666,125	*
Heather Creran	—	102,292	102,292	*
James D. Cureton	—	—	—	—
Stephen T.D. Dixon	—	—	—	—
Karen K. Garza	—	253,125	253,125	*
John A. Roberts	—	25,000	25,000	*
Jose de la Torre-Bueno, Ph.D(4)	27,435	284,789	312,224	*
Executive officers and directors as a group (17 persons)	540,195	1,539,351	2,079,546	2.84%

*                    Less than 1% of the total outstanding shares of our common stock

(1)          Each individual has the sole power to vote and to dispose of the shares (other than shares held jointly with spouse), except as noted.

(2)          Includes 38,882,600 shares and 3,435,238 warrants beneficially owned by Safeguard Delaware, Inc. (“SDI”) and 3,438,721 shares beneficially owned by Safeguard Scientifics (Delaware), Inc. (“SSDI”). SDI and SSDI are wholly owned subsidiaries of Safeguard Scientifics, Inc. (“Safeguard”). Safeguard and each of SDI and SSDI have reported that Safeguard together with each of SDI and SSDI, respectively, have both shared voting and dispositive power with respect to the shares beneficially owned by each of SDI and SSDI, respectively, because Safeguard is the sole stockholder of each of SDI and SSDI.

(3)          Excludes shares owned by Safeguard, of which Messrs. Boni, Datin and Feder disclaim beneficial ownership. Messrs. Boni, Datin and Feder collectively beneficially own approximately 2% of the shares of common stock outstanding of Safeguard.

(4)          Includes shares held by two family trusts and 2,101 shares held in a 401(k) plan.

The following table shows aggregated information as of December 31, 2006 with respect to all of our compensation plans, agreements and arrangements under which our equity securities were authorized for issuance. More detailed information with respect to our compensation plans is included in Note 9 of Notes to Consolidated Financial Statements included in the Original 10-K.

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

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

Related Transactions

The Company currently has a $12.0 million revolving credit agreement with Comerica Bank, which was increased from $8.5 million in January 2007, and expires on February 27, 2008 (the “Comerica Facility”). Borrowings under the Comerica Facility are guaranteed by affiliates of Safeguard Scientifics, Inc. (which we collectively refer to with Safeguard Scientifics, Inc. as “Safeguard”) in exchange for an annual fee of 0.5% of the amount guaranteed and an amount equal to 4.5% per annum of the daily-weighted average principal balance outstanding. The $12.3 guarantee provided by Safeguard also includes $0.3 to cover any interest, costs or fees that may be incurred by Comerica Bank. Additionally, the Company is required to pay Safeguard a quarterly usage fee of 0.875% of the amount by which the daily average principal balance exceeds $8.5 million. The Company also issued warrants to Safeguard as consideration for their guarantee as follows: (1) warrants to purchase 50,000 shares of common stock for an exercise price of $2.00 per share (for Safeguard’s guarantee of $8.5 million), (2) warrants to purchase 100,000 shares for an exercise price of $0.01 (as a commitment fee for Safeguard’s guarantee of the $3.5 million increase in the line), and (3) warrants to purchase 166,667 shares for an exercise price of $1.64 (as a maintenance fee for Safeguard’s guarantee of the $3.5 million increase in the line).

On September 22, 2006, the Company entered into a securities purchase agreement with Safeguard pursuant to which a Safeguard affiliate purchased 4,162,042 shares of common stock, together with warrants to purchase an additional 624,306 shares of common stock at an exercise price of $0.98 per share, for an aggregate purchase price of $3.0 million. The purpose of this financing was to fund the purchase of Trestle Holdings, Inc. and Trestle Acquisition Corp. (a wholly-owned subsidiary of Trestle Holdings, Inc.) (collectively, “Trestle”). In exchange for Safeguard’s funding commitment, the Company also issued Safeguard 50,000 warrants to purchase common stock at an exercise price of $0.87 per share (reflecting the trailing 10-day average closing price of our common stock prior to June 19, 2006.) The warrants issued to Safeguard in the Trestle financing are exercisable for a period of four years after the issue date. In connection with this financing, the Company agreed to register the shares purchased by Safeguard upon request by Safeguard.

On March 7, 2007, the Company obtained a subordinated revolving credit line (the “Mezzanine Facility”) from a Safeguard affiliate. The Mezzanine Facility, which expires December 8, 2008, provides the Company access to up to $6.0 million in working capital funding. The Mezzanine Facility was originally $12.0 million, but was reduced by $6.0 million as a result of the sale of the Company’s Technology business (which developed, manufactured and marketed the ACIS) and related intellectual property assets to Carl Zeiss MicroImaging, Inc. Borrowings on the Mezzanine Facility will bear interest at an annual rate of 12%. In connection with the Mezzanine Facility, the Company issued (or is required to issue) to Safeguard: (1) warrants to purchase 125,000 shares of common stock with an exercise price of $0.01 per share, expiring March 7, 2011; (2) warrants to purchase 62,500 shares of common stock with an exercise price of $1.3889 per share (reflecting a 15% discount to the trailing 10-day average closing price of its common stock prior to March 7, 2007), expiring March 7, 2011; and (3) four-year warrants to purchase 31.25 additional shares of common stock for each $1,000 borrowed (with a minimum draw amount of $1 million). To date, no amounts have been drawn on the line.

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

Policies and Procedures for Reviewing Related Party Transactions

We have a number of policies, procedures and practices that relate to the identification, review and approval of related party transactions.  In accordance with our Statement on Corporate Governance, our Board reviews on an annual basis the relationships that each director or member of such director’s immediate family has with the Company, either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company. Following such annual review, only those directors who the Board affirmatively determines have no material relationship with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company) will be considered independent directors, subject to additional qualifications prescribed under the listing standards of the Nasdaq Capital Market or under applicable law.

In addition, our Code of Conduct requires all employees to avoid situations that involve a conflict of interest between an employee’s personal interests and the interests of the Company, and it requires that each employee obtain prior express approval from the Company before serving as a consultant to, or a director, trustee, officer or employee of, a company or organization that competes or does business with the Company.

Our Board of Directors has also established a policy (which is not a written policy) that all transactions between the Company and Safeguard Scientifics or its affiliates must be approved by a special committee of the Board consisting solely of independent directors. Each of the transactions described above between the Company and Safeguard Scientifics and/or affiliates thereof was approved by a special committee of the Board consisting solely of independent directors.

Director Independence

On an annual  basis, each director and executive officer is obligated to complete a Director and Officer Questionnaire that requires disclosure of any transactions with the Company in which a director or executive officer, or any member of his or her immediate family, has a direct or indirect material interest. Following completion of these questionnaires, the Board, with the assistance of the Corporate Governance Committee, makes an annual determination as to the independence of each director using the current standards for “independence” established by the rules or the Nasdaq Capital Market, additional criteria set forth in our Statement of Corporate Governance and consideration of any other material relationship a director may have with the Company.

Under the standards set out in our Statement of Corporate Governance, a director does not qualify as an independent director if, within the previous five years: (i) the director was employed by the Company; (ii) someone in the director’s immediate family was employed by the Company as an officer; (iii) the director was employed by or affiliated with the Company’s present or former independent auditors; (iv) someone in the director’s immediate family was employed or affiliated with the Company’s present or former independent auditors as an officer, partner, principal or manager; or (v) the director or someone in his/her immediate family was employed as an executive with another entity that concurrently has or had as a member of its compensation (or equivalent) committee of the board of directors any of the Company’s executive officers.

In April 2007, the Board determined that Frank Slattery, Jon Wampler, Irwin Scher, Gregory Waller and Dennis Smith are independent under these standards.

Item 14.                 Principal Accountant Fees and Services

The Audit Committee has appointed the firm of KPMG LLP as the Company’s independent accountants for the current year. KPMG LLP has served as the Company’s auditor since the Company’s inception in 1996.

Representatives of KPMG LLP are expected to be present at the Company’s 2007 annual meeting of stockholders, will have an opportunity to make a statement if they desire to do so, and will be available to respond to appropriate questions.

Audit and Non-Audit Fees

The following table presents fees for professional services rendered by KPMG LLP for the audit of the Company’s annual financial statements for 2006 and 2005 respectively, and fees billed for other services rendered by KPMG LLP.

	2006	2005
Audit Fees(1)	$515,679	$474,000
Tax Fees(2)	51,450	52,000
Total	$567,129	$526,000

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

EXHIBIT INDEX

		Incorporated Filing Reference
Exhibit Number	Description	Form Type & Filing Date	Original Exhibit Number
3.1.1	Certificate of Incorporation of the Company (as amended)	Form S-1 4/30/97	3.1
3.1.2	Certificate of Designations of Series C Preferred Stock	Form 8-K 3/12/99	4.3
3.1.3	Certificate of Designations of the Powers and Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series D 5% Cumulative Convertible Preferred Stock	Form 8-K 7/12/01	4.2
3.1.4	Amendment to Certificate of Incorporation	Form 10-Q 11/9/04	3.5
3.1.5	Amended and Restated Rights Agreement between the Company and Mellon Investor Services LLC	Form 10-K 3/15/05	3.6
3.1.6	Certificate of Ownership and Merger dated March 15, 2005	Form 8-K 3/17/05	2.1
3.2	By-laws of the Company, as amended	Form S-1 4/30/97	3.2
10.1.1	Master Security Agreement dated July 15, 2003 between the Company and General Electric Capital Corporation	Form 10-Q 11/14/03	10.1
10.1.2	Amendment to Master Security Agreement dated July 31, 2003 between the Company and General Electric Capital Corporation	Form 10-Q 11/14/03	10.2
10.2.1	Loan agreement dated February 13, 2003 between the Company and Comerica Bank-California, Inc.	Form 10-K 3/31/03	10.10
10.2.2	First Amendment to Loan and Security Agreement dated October 21, 2003 between the Company and Comerica Bank	Form 10-Q 11/14/03	10.4
10.2.3	Second Amendment dated January 22, 2004 to Loan and Security Agreement between the Company and Comerica Bank	Form 10-K 3/15/05	10.6

10.2.4	Third Amendment dated January 31, 2005 to Loan and Security Agreement between the Company and Comerica Bank	Form 8-K 2/3/05	99.1
10.2.5	Fourth Amendment dated March 11, 2005 to Loan and Security Agreement between the Company and Comerica Bank	Form 10-K 3/15/05	10.8
10.2.6	Amended and Restated Unconditional Guaranty dated March 11, 2005 to Comerica provided by Safeguard Delaware, Inc. and Safeguard Scientifics, Inc. (Delaware)	Form 10-K 3/15/05	10.9
10.2.7	Waiver and Fifth Amendment to Loan Agreement dated August 1, 2005 by and between Comerica Bank and Clarient, Inc.	Form 8-K 8/4/05	99.1
10.2.8	Sixth Amendment dated February 28, 2006 to Loan and Security Agreement between the Company and Comerica Bank	Form 10-K 3/13/06	10.11
10.2.9	Second Amended and Restated Unconditional Guaranty dated August 1, 2005, to Comerica Bank provided by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 8-K 8/4/05	99.2
10.3	Loan and Security Agreement dated September 29, 2006 between the Company, Clarient Diagnostic Services, Inc., CLRT Acquisition, LLC and General Electric Capital Corporation	Form 8-K 10/5/06	99.2
10.4.1	Reimbursement and Indemnity Agreement dated March 11, 2005 between the Company and Safeguard Delaware, Inc. and Safeguard Scientifics, Inc. (Delaware)	Form 10-K 3/15/05	10.10
10.4.2	Reimbursement and Indemnity Agreement dated August 1, 2005, by Clarient, Inc. in favor of Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 8-K 8/4/05	99.3
10.5.1	Securities Purchase Agreement between the Company, Safeguard Delaware, Inc. and Safeguard Scientifics, Inc. dated June 13, 2002	Form 8-K 6/17/02	99.1
10.5.2	Registration Rights Agreement between the Company and Safeguard Delaware, Inc. dated June 13, 2002	Form 8-K 6/17/02	99.3
10.5.3	Warrant to Purchase Shares of Common Stock dated June 2002	Form 8-K 6/17/02	4.2
10.5.4	Form of Amended and Restated Stock Purchase Warrant dated June 13, 2002	Form 8-K 6/17/02	4.1
10.6.1	Securities Purchase Agreement dated February 26, 2003 between the Company and Safeguard Delaware, Inc.	Form 8-K 2/28/03	99.1
10.6.2	Registration Rights Agreement between the Company and Safeguard Delaware, Inc. dated February 26, 2003	Form 8-K 2/28/03	99.2
10.7.1	Securities Purchase Agreement dated February 10, 2004 between the Company and Safeguard Delaware, Inc.	Form 8-K 2/12/04	99.2

10.7.2	Registration Rights Agreement between the Company and Safeguard Delaware, Inc. dated February 10, 2004	Form 8-K 2/12/04	99.4
10.8.1	Securities Purchase Agreement dated March 25, 2004 among the Company and the purchasers’ signatories thereto	Form 8-K 4/1/04	99.1
10.8.2	Registration Rights Agreement dated March 25, 2004 among the Company and the investors’ signatories thereto	Form 8-K 4/1/04	99.2
10.8.3	Amended and Restated Common Stock Purchase Warrant issued to Safeguard Delaware, Inc. on March 25, 2004	Form 10-Q 5/10/04	10.3
10.8.4	Form of Warrant issued March 31, 2004 by the Company	Form 8-K 4/1/04	99.3
10.9	Warrant to Purchase 50,000 Shares of Common Stock dated August 1, 2005 issued to Safeguard Scientifics (Delaware), Inc.	Form 8-K 8/4/05	99.4
10.10.1	Securities Purchase Agreement dated November 8, 2005, by and among the Company and the investors named therein	Form 8-K 11/9/05	99.1
10.10.2	Registration Rights Agreement dated November 8, 2005, by and among the Company and the investors named therein	Form 8-K 11/9/05	99.2
10.10.3	Form of Common Stock Purchase Warrant issued pursuant to Securities Purchase Agreement dated November 8, 2005	Form 8-K 11/9/05	99.3
10.11.1	Securities Purchase Agreement, dated September 22, 2006, by and between the Company and Safeguard Delaware, Inc.	Form 8-K 9/25/06	10.1
10.11.2	Form of Common Stock Warrant to be issued pursuant to the Securities Purchase Agreement, dated September 22, 2006	Form 8-K 9/25/06	10.2
10.12*	1996 Equity Compensation Plan as amended	Form 10-Q 11/9/04	10.12
10.13*	Employment Agreement dated as of January 10, 2001 between the Company and Jose de la Torre-Bueno	Form 10-K 4/2/01	10.4
10.14*	Employment Agreement dated as of March 19, 2003 between the Company and Karen K. Garza	Form 10-K 3/15/05	10.30
10.15*	Employment Agreement dated as of December 5, 2003 between the Company and Heather Creran	Form 10-K 3/9/04	10.9
10.16*	Employment Agreement dated as of June 18, 2004 between the Company and Ronald A. Andrews	Form 10-Q 8/9/04	10.8
10.17*	Employment Agreement dated as of August 2, 2004 between the Company and Dr. Kenneth J. Bloom	Form 10-Q 11/9/04	10.11
10.18*	Employment Letter dated as of February 28, 2005 between the Company and David J. Daly	Form 10-K 3/15/05	10.32
10.19*	Employment Agreement between Clarient and James V. Agnello dated May 31, 2006	Form 8-K 6/1/06	99.2
10.20*	Compensation Summary—Non-employee Directors	Form 10-K 3/27/07	10.20
10.21*	Form of Option Award Certificate	Form 8-K 12/1/04	10.1

10.22*	Form of Stock Option Grant Certificate to be used in connection with 2006 option grants to certain management level employees	Form 8-K 3/2/06	99.2
10.23	Consulting Agreement dated as of April 8, 2005 between the Company and Dr. Richard J. Cote	Form 8-K 4/15/05	10.1
10.24	Distribution and Development Agreement dated July 18, 2005 between the Company and Dako A/S	Form 10-Q/A 1/31/06	10.1
10.25	Facility Lease between the Company and 31 Columbia, Inc. dated July 20, 2005	Form 10-Q 8/8/05	10.2
10.26.1	Assignment Agreement and Bill of Sale between the Company and Med One Capital, inc. dated March 1, 2006	Form 10-K 3/13/06	10.45
10.26.2	Assignment Agreement and Bill of Sale between the Company and Med One Capital, inc. dated August 31, 2006	Form 8-K 9/1/06	99.1
10.27.1	Asset Purchase Agreement, dated June 19, 2006, by and among Clarient, Inc., CLRT Acquisition, LLC, Trestle Holdings Inc. and Trestle Acquisition Corp.	Form 8-K 6/20/06	10.1
10.27.2	Second Loan Agreement, dated June 19, 2006 by and among Clarient, Inc. Trestle Holdings Inc. and Trestle Acquisition Corp.	Form 8-K 6/20/06	10.2
10.27.3	Commitment Letter from Safeguard Scientifics, Inc. dated as of June 19, 2006	Form 8-K 6/20/06	10.3
21	Subsidiaries of the Registrant	Form 10-K 3/27/07	21
23	Consent of KPMG LLP	Form 10-K 3/27/07	21
31.1†	Certification of Ronald A. Andrews pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—
31.2†	Certification of James V. Agnello pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—
32.1†	Certification of Ronald A. Andrews pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for	—	—
32.2†	Certification of James V. Agnello pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—

†                    Filed herewith

*                    These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or executive officers of the Registrant may participate.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10K on Form 10K/A to be signed on its behalf by the undersigned; thereunto duly authorized, in Aliso Viejo, California on April 30, 2007.

CLARIENT, INC.
By:	/s/ RONALD A. ANDREWS
Ronald A. Andrews
President and Chief Executive Officer