Form 10-Q
period 2007-03-31
CLARIENT, INC
filed 2007-05-09
CIK 1038223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2007

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

Yes  ☐    No  ☒

As of May 1, 2007, 71,698,773 shares of the Registrant’s common stock were outstanding.

CLARIENT, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1.

CLARIENT, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$4,843	$448
Accounts receivable, net of allowance for doubtful accounts of $985 and $1,040 at March 31, 2007 and December 31, 2006, respectively	9,664	8,851
Inventories	580	660
Prepaid expenses and other current assets	1,113	514
Current assets of discontinued operations	—	1,306
Total current assets	16,200	11,779
Property and equipment, net	9,929	10,138
Other assets	70	70
Non-current assets of discontinued operations	—	5,043
Total assets	$26,199	$27,030
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving lines of credit	$9,000	$2,468
Accounts payable	2,065	4,055
Accrued payroll	1,544	1,420
Accrued expenses	2,304	2,303
Current maturities of long-term debt, including capital lease obligations	1,999	2,150
Current liabilities of discontinued operations	—	1,327
Total current liabilities	16,912	13,723
Long-term debt, including capital lease obligations	1,659	7,439
Deferred rent and other non-current liabilities	3,809	3,651
Non-current liabilities of discontinued operations	—	1,057

Commitments and contingencies

Stockholders’ equity:
Common stock $0.01 par value, authorized 100,000,000 shares, issued and outstanding 71,630,419 and 71,487,642 at March 31, 2007 and December 31, 2006, respectively	716	715
Additional paid-in capital	138,012	136,670
Accumulated deficit	(134,894)	(136,211)
Accumulated other comprehensive loss	(15)	(14)
Total stockholders’ equity	3,819	1,160
Total liabilities and stockholders’ equity	$26,199	$27,030

See accompanying notes to condensed consolidated financial statements.

CLARIENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2007	2006

Revenue	$8,857	$5,515
Cost of revenue	5,076	3,265
Gross profit	3,781	2,250

Selling, general and administrative expenses	7,015	5,894
Loss from operations	(3,234)	(3,644)
Interest expense	395	71
Interest expense to related parties	493	160
Other income	(65)	(51)
Loss from continuing operations before income taxes	(4,057)	(3,824)
Income taxes	23	16
Loss from continuing operations	(4,080)	(3,840)
Income (loss) from discontinued operations, net of tax	5,397	(578)
Net income (loss)	$1,317	$(4,418)

Basic and diluted income (loss) per share:
Loss from continuing operations	$(0.06)	$(0.06)
Income (loss) from discontinued operations	0.08	(0.01)
Net income (loss)	$0.02	$(0.07)

Weighted average number of common shares outstanding	71,273,016	66,803,317

See accompanying notes to condensed consolidated financial statements.

CLARIENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2007	2006

Cash flows from operating activities:
Net income (loss)	$1,317	$(4,418)
(Income) loss from discontinued operations	(5,397)	578
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	803	594
Stock-based compensation	587	366
Gain on sale of assets	—	(301)
Provision for bad debts	161	(67)

Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivable, net	(974)	(870)
Inventories	80	—
Prepaid expenses and other assets	194	391
Accounts payable	(1,990)	(482)
Accrued payroll	124	65
Accrued expenses	(24)	94
Deferred rent and other non-current liabilities	158	1,245
Cash flows from operating activities of discontinued operations	(802)	(991)
Net cash used in operating activities	(5,763)	(3,796)

Cash flows from investing activities:
Additions to property and equipment	(594)	(2,731)
Proceeds from sale of discontinued operations, net of selling costs	10,350	310
Cash flows from investing activities of discontinued operations	(132)	(52)
Net cash provided by (used in) investing activities	9,624	(2,473)

Cash flows from financing activities:
Proceeds from exercise of stock options	164	18
Borrowings on revolving lines of credit	3,500	—
Repayments on revolving lines of credit	(2,468)	—
Borrowings on long-term debt, including capital lease obligation	—	618
Repayments on long-term debt, including capital lease obligation	(431)	(1,065)
Other financing activities	—	(65)
Cash flows from financing activities of discontinued operations	(230)	1,958
Net cash provided by financing activities	535	1,464

Effect of exchange rate changes on cash and cash equivalents	(1)	—

Net increase (decrease) in cash and cash equivalents	4,395	(4,805)

Cash and cash equivalents at beginning of period	448	9,333

Cash and cash equivalents at end of period	$4,843	$4,528

Supplemental disclosure of cash flow information:
Cash paid for interest	$525	$69
Cash paid for income taxes	$23	$16

See accompanying notes to condensed consolidated financial statements.

CLARIENT, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)  Basis of Presentation and Liquidity

These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission.

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

The Company reclassified certain prior year amounts in its Condensed Consolidated Statements of Cash Flows primarily associated with $231,000 of restricted cash held in escrow in accordance with the Company’s Master Purchase Agreement with Med One Capital, Inc.  This reclassification resulted in a $231,000 increase in cash used in investing activities and a corresponding decrease in cash provided by financing activities from the amounts previously reported for the three-month period ended March 31, 2006.  These changes did not impact the Company’s Condensed Consolidated Balance Sheets or Condensed Consolidated Statements of Operations.

The financial statements have been prepared on a going concern basis which assumes that the Company will have sufficient resources to pay its obligations as they become due during 2007. In addition to revenues from the Company’s laboratory services business and cash proceeds from the instrument systems business, at March 31, 2007, the Company had $9.3 million of aggregate availability under its credit facilities with GE Capital and Safeguard, which may be used for working capital purposes. Management believes that its current cash resources and committed borrowings will enable the Company to maintain operations through December 31, 2007. However, the Company has a history of operating losses and negative cash flows from operations, and future profitability is uncertain. If the Company is unable to achieve positive cash flow, it may fail to comply with one or more of its debt covenants, which may accelerate outstanding indebtedness. Additionally, if the Company is unable to access one or more of these financing sources, or if it encounters other difficulties in executing its business plan, it may require additional financing. There can be no assurance that the Company will be able to obtain additional debt or equity financing when needed or on terms that are favorable to the Company and its stockholders.

(2)   Discontinued Operations

On March 8, 2007, the Company sold its instrument systems business, consisting of certain tangible assets, inventory, intellectual property (including the Company’s patent portfolio and the ACIS and Chromavision trademarks), contracts and other assets used in the operations of the group (the “Technology business”) to Carl Zeiss MicroImaging, Inc. and one of its subsidiaries (collectively, “Zeiss”) for an aggregate purchase price of $12.5 million, consisting of $11.0 million in cash (subject to adjustment based on certain cash expenditures and receipts after March 1, 2007) and up to an additional $1.5 million in contingent purchase price which is payable in whole or in part (if at all) subject to satisfaction of certain post-closing conditions relating to intellectual property (the “ACIS Sale”).  As part of the transaction, the Company entered into a license agreement with Zeiss pursuant to which Zeiss granted the Company a non-exclusive, perpetual and royalty-free license to certain of the transferred patents, copyrights and software code for use in connection with imaging applications (excluding sales of imaging instruments) and the Company’s laboratory services business. The acquisition agreement also contemplates that the Company and Zeiss will each invest up to $3 million in cash or other in-kind contributions to pursue strategic joint development arrangements to develop novel markers and new menu applications for the ACIS product line and that the parties will cooperate to enter into a definitive agreement with respect to such an arrangement within 120 days following the closing date. The Company has no obligation to invest any cash or other in-kind contributions should the parties be unable to agree upon terms for such a definitive agreement.

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

The Technology business is reported in discontinued operations for all periods presented.  The Company recognized a gain on sale of $6.2 million in the three months ended March 31, 2007, which is calculated as follows (in thousands):

Proceeds from sale		$11,000
Less: Selling costs		(650)
Net proceeds from sale		10,350

Inventories	(1,480)
Property and equipment, net	(473)
Goodwill and intangibles, net	(4,042)
Other assets	(503)
Deferred revenue	692
Debt	1,616
Net assets sold		(4,190)
Gain on disposal		$6,160

Results of discontinued operations were as follows:

	Three Months ended March 31,
	(in thousands)
	2007	2006
Revenue	$804	$1,234
Cost of revenue	364	369
Operating expenses	1,171	1,422
Interest expense	32	21
Net loss from operations	(763)	(578)
Gain on disposal	6,160	—
Income (loss) from discontinued operations	$5,397	$(578)

The assets and liabilities of the discontinued operations were as follows:

December 31, 2006
(in thousands)

Inventories	$1,220
Other current assets	86
Total current assets	1,306
Property and equipment, net	470
Goodwill and intangibles, net	4,014
Other non current assets	559
Total assets	$6,349

Current portion of long term debt	746
Deferred revenue	581
Total current liabilities	1,327
Long-term debt	1,057
Total liabilities	$2,384

(3)  Equity-Based Compensation

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

Stock-based compensation was as follows (in thousands):

	Three Months Ended March 31,
	2007	2006

Cost of revenue	$12	$5
Selling, general and administrative	575	361

Total stock-based compensation expense	$587	$366

The Company’s 1996 Stock Option Plan expired on December 11, 2006, therefore no options were granted during the first quarter of 2007.

(4)  Net Income (Loss) Per Share

Basic and diluted income (loss) per common share is calculated by dividing net income (loss) by the weighted average common shares outstanding during the period. Stock options, restricted stock and warrants to purchase an aggregate of 12,696,596 and 12,512,796 shares of common stock were outstanding at March 31, 2007 and 2006, respectively. These stock options and warrants outstanding were not included in the computation of diluted earnings per share because the Company incurred a net loss from continuing operations in all periods presented and hence, the impact would be anti-dilutive.

(5)  Comprehensive Income (Loss)

The total comprehensive loss is summarized as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Net income (loss)	$1,317	$(4,418)
Foreign currency translation adjustment	(1)	—
Comprehensive loss	$1,316	$(4,418)

(6)  Business Segment

The Company operates primarily in one business segment engaged in the delivery of critical oncology testing services to community pathologists, biopharmaceutical companies and other researchers.

(7)  Recent Accounting Developments

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in SFAS No. 159, which allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. Management is currently evaluating the effect of this pronouncement on financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This pronouncement is effective for fiscal years beginning after December 15, 2006.  The Company adopted FIN 48, effective January 1, 2007.  The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operations or cash flows. See Note 12.

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

(8)  Stock Transactions

Due to its beneficial ownership of approximately 60% of the Company’s outstanding common stock, Safeguard Scientifics, Inc., (“Safeguard”) has the power to elect all of the directors of the Company, although Safeguard has contractually agreed with the Company that a majority of the board of directors will consist of individuals not specifically designated by Safeguard. The Company has given Safeguard contractual rights enabling it to exercise significant control over the Company.

(9)  Lines of Credit

Comerica Line of Credit. In January 2007, the Company entered into an amendment to its revolving credit agreement with Comerica to increase available borrowings from $8.5 million to $12.0 million (consisting of a $9.0 million revolving line of credit and a $3.0 million stand-by letter of credit that has been provided to the landlord of the Company’s headquarters and laboratory).  The Comerica line of credit bears interest at a rate of Comerica’s prime rate minus 0.5%.  In connection with the execution of the January 2007 amendment, Safeguard agreed to increase the amount of its guaranty (the “Reimbursement Agreement”) to $12.3 million, which includes $0.3 million to cover any interest costs or fees that may be payable to Comerica. As consideration for Safeguard’s increase in its guaranty, the Company issued Safeguard, as a commitment fee, a four year warrant to purchase 100,000 shares of the Company’s common stock for an exercise price of $0.01 per share (the “Commitment Fee Warrant”). In addition, the Company agreed to pay Safeguard a facility maintenance fee in the form of a four year warrant to purchase 166,667 shares of the Company’s common stock for an exercise price of $1.64 per share (the “Maintenance Fee Warrant”). The Company recorded $337,000 of interest expense related to these warrants which is the full fair value of the warrants determined under the Black-Scholes option pricing model. The full fair value of the warrants was expensed in the quarter ended March 31, 2007, since, at the time the warrants were issued, the line of credit was to expire within the same quarter. Under the Reimbursement Agreement, the Company is also required to pay Safeguard a quarterly usage fee of .875% of the amount by which the daily average principal balance outstanding under the Comerica Loan Agreement exceeds $8.5 million (which usage fee is in addition to the existing quarterly usage fee paid to Safeguard of 1.125% of the daily weighted average principal balance outstanding under the Comerica line of credit). The usage fee expensed for the quarter ended March 31, 2007 was $48,000 and is included under interest expense to related parties. On February 28, 2007, the Company entered into an amendment to the Comerica loan agreement to extend the maturity date of the facility to February 27, 2008.  The Company also obtained waivers from Comerica of the Company’s failure to comply with the minimum tangible net worth covenant for periods prior to March 2007. In March 2007, the financial covenant relating to tangible net worth in the Comerica loan agreement was amended to provide that the Company must maintain tangible net worth of not less than $2.4 million through June 29, 2007 (which threshold is reduced for future monthly periods to negative $1.1 million at December 31, 2007 and thereafter).  The Comerica line of credit also includes an annual facility fee of $27,500.  At March 31, 2007, the Company had borrowings of $9.0 million outstanding, a stand-by letter of credit of $3.0 million outstanding and had no availability under the line of credit.

GE Capital Line of Credit. On September 29, 2006, the Company entered into a Loan and Security Agreement with General Electric Capital Corporation (“GE Capital”). The financing arrangement consists of a senior secured revolving credit facility pursuant to which the Company may borrow up to $5.0 million, subject to adjustment. Borrowings under the credit agreement may not exceed 85% of the Company’s qualified accounts receivable after application of certain liquidity factors and deduction of certain specified reserves, and are repaid daily by a sweep of the Company’s cash-collections lockbox. The credit agreement includes an annual collateral monitoring fee of $12,000. The interest rate under this financing arrangement is based on the lower of the London Interbank Offered Rate (“LIBOR”), plus 3.25% or the Wall Street Journal published Prime Rate, plus 0.5%. The credit agreement provides for a prepayment fee of 2.0% of the commitment amount if terminated during the first year and 1.0% of the commitment amount if terminated any time thereafter prior to the maturity date. The facility has a two-year term and is secured by the diagnostic services business accounts receivable, along with all of the other assets of the Company and its subsidiaries.  In January, February and March 2007, the Company entered into amendments to its Loan and Security Agreement with General Electric Capital Corporation (“GE Capital”), pursuant to which GE Capital consented to the increase in available borrowings under the Comerica Loan Agreement, the execution of the Reimbursement Agreement with Safeguard, the execution and incurrence of indebtedness under the Safeguard Mezzanine Facility (described below), and the sale of the Company’s instrument systems business to Zeiss. In addition, in February 2007, the Company obtained waivers from GE Capital of its failure to comply with the minimum tangible net worth and minimum liquidity covenants in the GE Capital credit agreement. The March 2007 amendment modified the terms of the financial covenant requiring the Company to maintain a minimum level of tangible net worth, which is now required to be not less than $2.4 million through June 29, 2007 (which threshold is reduced for future monthly periods to negative $1.1 million at December 31, 2007 and thereafter).  The GE Capital credit agreement also includes a financial covenant requiring the Company to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00, or a minimum liquidity requirement of three months cash burn (defined as balance sheet cash plus excess borrowing base available under the credit agreement).  At March 31, 2007, the Company had no borrowings outstanding under this $5.0 million facility.  Based on the amount of the Company’s qualified accounts receivable at March 31, 2007, the Company estimated it had $3.3 million available under the line of credit.

Safeguard Mezzanine Financing. On March 7, 2007, the Company obtained a subordinated revolving credit line (the “Mezzanine Facility”) from a Safeguard affiliate. The Mezzanine Facility, which expires December 8, 2008, provides the Company access to up to $6.0 million in working capital funding as the Company continues to grow its business. Borrowings on the Mezzanine Facility will bear interest at an annual rate of 12%. The Mezzanine Facility was originally $12.0 million, but was reduced by $6.0 million as a result of the ACIS Sale. In connection with the Mezzanine Facility, the Company issued (or is required to issue) to Safeguard: (1) warrants to purchase 125,000 shares of common stock with an exercise price of $0.01 per share, expiring March 7, 2011; (2) warrants to purchase 62,500 shares of common stock with an exercise price of $1.39 per share (reflecting a 15% discount to the trailing 10-day average closing price of our common stock prior to March 7, 2007), expiring March 7, 2011; and (3) four-year warrants to purchase 31.25 additional shares of common stock for each $1,000 borrowed (with a minimum individual draw amount of $1 million).  The Company will recognize the $278,000 of interest expense ratably over the term of this agreement related to these warrants, which is the fair value of the warrants for 125,000 and 62,500 shares, determined under the Black-Scholes option pricing model. To date, no amounts have been drawn on the line. Therefore, no expense has been recognized for the warrants to be issued upon borrowings on the Mezzanine Facility. The Mezzanine Facility is subordinated in right of payment only to the existing loan facilities with Comerica and GE Capital. Prepayment of all amounts owed under the Mezzanine Facility is mandatory in the event of a change of control or liquidation of the Company. In addition, all amounts owed under the Mezzanine Facility must be repaid on the later of December 6, 2008 or 90 days following full repayment of all debt under the GE Capital facility. The Company may elect to prepay the outstanding principal amount with five business days written notice to Safeguard. The Mezzanine Facility also provides Safeguard with a right of first offer/refusal for any subsequent debt facility subordinate to the GE Capital facility and Comerica line of credit, which would be subordinate to the Mezzanine Facility.  As of March 31, 2007, the Company has $6.0 million available under the Mezzanine Facility.

(10)  Equipment Financing

In June 2004, the Company entered into a master lease agreement with GE Capital for capital equipment financings of diagnostic services (laboratory) related equipment.  The Company financed $2.6 million in 2004, $2.0 million in 2005 and $2.3 million in 2006 of diagnostic services equipment under this arrangement, which were recorded as capital lease obligations. Each lease financing has a term of 36 months. The 2004 financings provide for an early purchase option by the Company after 30 months at 26.6% of the cost of the equipment. The 2005 and 2006 financings provide for an early purchase option by the Company after 24 months for an average purchase price equal to 44.8% and 45.9% of the cost of the equipment, respectively.

The capital lease obligations as of March 31, 2007 are as follows (in thousands):

Fiscal Year:
Remainder of 2007	$1,862
2008	1,421
2009	731
Subtotal	4,014
Less: interest	(356)
Total	3,658
Less: current portion	(1,999)
Capital lease obligations, excluding current portion	$1,659

(11) Commitments and Contingencies

Operating Lease Commitment. The Company utilizes various operating leases for office space and equipment. The Company entered into a lease agreement dated as of July 20, 2005 for a mixed-use building with approximately 78,000 square feet in Aliso Viejo, California. The lease commenced on December 1, 2005 with an initial term of 10 years and an option to extend the lease term for up to two additional five-year periods. The initial annual base rent is approximately $500,000. As the Company occupies additional square footage, the annual base rent will be increased to approximately $1.0 million on June 1, 2006 and to approximately $1.4 million on December 1, 2008. The base rent is increased 3% annually effective on December 1 of each year beginning in 2006. The Company is also responsible for payments of common area operating expenses for the premises. The landlord has agreed to fund approximately $3.5 million of tenant improvements toward design and construction costs associated with the build-out of the facility of which the landlord has reimbursed the Company $3.0 million through March 31, 2007. Such costs are capitalized as leasehold improvements and amortized over their estimated useful life, while the reimbursement is recorded to deferred rent and recovered ratably over the term of the lease.  The Company has entered into sublease agreements with two tenants for approximately 33,000 square feet.  Amounts received under these leases are being recognized as lease income ratably over the term of each lease.

At March 31, 2007, future minimum lease payments for all operating leases are as follows (in thousands):

Fiscal year:
Remainder of 2007	$855
2008	1,176
2009	1,480
2010	1,503
2011	1,498
2012	1,538
Thereafter	4,776
$12,826

(12) Income Taxes

The Company's consolidated income tax expense for the three months ended March 31, 2007 and 2006 was $23,000 and $16,000, respectively. The consolidated income tax expense resulted from quarterly minimum estimated state tax payments. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years.  Accordingly, the net operating loss benefit that would have been recognized in 2007 was offset by a valuation allowance.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Adoption of FIN 48 had no impact on the Company’s consolidated results of operations and financial position.

Upon adoption of FIN 48, the Company identified uncertain tax positions that the Company currently does not believe meet the more likely than not recognition threshold under FIN 48 to be sustained upon examination. Since these uncertain tax positions have not been utilized and had a full valuation allowance established, the effect is to reduce the gross deferred tax asset and valuation allowance by $3.2 million. This amount relates to unrecognized tax benefits that would impact the effective tax rate if recognized absent the valuation allowance.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  Tax years 2003 and forward remain open for examination for federal tax purposes and tax years 2001 and forward remain open for examination for the Company’s more significant state tax jurisdictions.   To the extent utilized in future years’ tax returns, net operating loss and capital loss carryforwards at March 31, 2007 will remain subject to examination until the respective tax year is closed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industries in which we operate and other matters, as well as management’s beliefs and assumptions and other statements regarding matters that are not historical facts. These statements include, in particular, statements about our plans, strategies and prospects. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our forward-looking statements are subject to risks and uncertainties. Factors that might cause actual results to differ materially, include, but are not limited to, our ability to obtain additional financing on acceptable terms or at all, our ability to continue to develop and expand our services business, our ability to expand and maintain a successful sales and marketing organization, continuation of favorable third party payer reimbursement for tests performed by us, our ability to maintain compliance with financial and other covenants in our credit facilities, our ability to successfully complete a joint development agreement with Zeiss for the development of novel markers, whether the conditions to payment of all or any portion of the $1.5 million of contingent consideration from the sale of our Technology business to Zeiss are satisfied, unanticipated expenses or liabilities or other adverse events affecting cash flow, uncertainty of success in developing any new software applications, failure to obtain Food and Drug Administration clearance or approval for particular applications, our ability to compete with other technologies and with emerging competitors in cell imaging and dependence on third parties for collaboration in developing new tests, and those risks which are discussed in “Risk Factors” below. Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by this cautionary statement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not occur.

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

In March 2007, we entered the second stage of our business strategy by selling our instrument systems business (which developed, manufactured and marketed the ACIS) and related intellectual property assets (the “ACIS Sale”) to Carl Zeiss MicroImaging, Inc. (“Zeiss”), an international leader in the optical and opto-electronics industries. The ACIS Sale provides us the financial resources to focus our efforts on the most profitable and fastest growing opportunities within our services business. We believe our strength as a leading cancer diagnostics laboratory, our deep domain expertise and access to robust intellectual property can propel our continued growth through the development of additional tests, unique analytical capabilities and other service offerings.

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

In 2007, we are focusing on four primary areas:

•   Financial discipline to achieve break-even in our cash flow from operations;

•   Operational discipline to achieve scaleable operations;

•   Commercial discipline to target the right customers; and

•   Strategic discipline to invest in high-value expansion opportunities to create shareholder value.

Key indicators of our financial condition and operating performance

Our business is complex, and management is faced with several key challenges to reach profitability. We made the decision to provide in-house laboratory services in 2004 to give us an opportunity to capture a significant service-related revenue stream from the much broader and expanding cancer diagnostic testing marketplace. We have been experiencing revenue growth since the inception of this business line indicating excellent execution of our sales plan and solid market acceptance of our service offerings. Consequently, management must manage the growth of this business, particularly related to billings, collections and business processes. We have yet to reach optimal financial metrics related to cash flow and operating margins due to our limited financial history in providing lab services.

Selling, general and administrative (SG&A) expenses in the first quarter 2007 were 79% of total revenue, compared to 107% in the first quarter 2006.  We expect an improving trend will continue as our revenues increase, offsetting our initial investments in: 1) selling expenses related to the ramp-up of our sales force responsible for our diagnostics services; 2) administration expenses related to diagnostic services, particularly the costs of pathology services; 3) key business development initiatives focused on targeted cancer therapies in various stages of clinical study using our proprietary imaging technology; and 4) the build-out of our new state-of-the art laboratory facility in Aliso Viejo, California.

Finally, we are dependent on the use of both debt and equity financing to fund our operating losses in the near term and to sustain our growth in the future. Management believes that our existing cash resources, including the cash proceeds from the ACIS Sale and anticipated revenues from our laboratory services business, together with access to our existing financing sources described below, will be sufficient to satisfy the cash needs of our existing operations through the end of 2007.  However, we may require additional debt or equity financing if we are unable to access one or more of these financing sources, if we enter into acquisition or other transactions requiring cash expenditures or if we encounter difficulties in executing our business plan.

Characteristics of our revenue and expenses

Revenue and Billing. Revenues are derived primarily from billing insurers, pathologists and patients for the diagnostic services that we provide.

Third party billing. The majority of revenue currently generated is for patients that utilize insurance coverage from Medicare or other third party insurance companies. In these situations, we bill an insurer that pays a percentage of the amount billed based on several factors including the type of coverage (for example, HMO or PPO), whether the charges are considered to be in network or out of network, and the amount of any co-pays or deductibles that the patient may have at that time. The rates that are billed are typically a percentage of those amounts allowed by Medicare for the service provided as defined by Common Procedural Terminology (CPT) codes. The amounts that are paid to us are a function of the payers’ practice for paying claims of these types and whether we have specific agreements in place with the payers. We also have a Medicare provider number that allows us to bill and collect from Medicare.

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

A CPT code (88361) appropriate for computer-assisted image analysis went into effect on January 1, 2004. The interim rates established for this code in 2004 were subsequently amended on January 1, 2005. Under the new code, the total Medicare reimbursement for ACIS-based procedures performed in physician offices or independent laboratories reflects a technical component and a professional component. The technical component involves preparation of the patient sample and running the test on the ACIS, while the professional component involves the physician’s reading and evaluation of the test results.  For 2007, these rates were established at approximately $158 per test, which reflects approximately $98 for the technical component and $60 for the professional interpretation. In California, where our laboratory performs these tests for our diagnostic services operation, 2006 reimbursement was $195 per test, of which $122 was for the technical component and $73 was for professional interpretation. For 2007, these rates were adjusted to approximately $186 per test, which reflects approximately $120 for the technical component and $65 for the professional interpretation.

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

Cost of Revenue and Gross Margin. Cost of revenue includes laboratory personnel, depreciation of laboratory equipment, laboratory supplies and other direct costs such as shipping. Most of our cost of revenue structure is variable, except for staffing and related expenses which are semi-variable and depreciation which is mostly fixed.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses primarily consist of the salaries, benefits and costs attributable to the support of our operations, such as: investments in information systems, expenses and office space costs for executive management, financial accounting, purchasing, administrative and human resources personnel, recruiting fees, legal, auditing and other professional services.  Our current sales resources are targeting community pathology practices and hospitals, the sales process for this business group is designed to understand the customer’s needs and develop appropriate solutions from our range of laboratory service options.  In addition, we incur administration costs of senior medical staff, senior operations personnel, collection costs, consultants and legal resources to facilitate implementation and support of our operations.  Collection costs are incurred from a third party billing and collection company that we have engaged to perform these services because of the high degree of technical complexity and knowledge required to effectively perform these operations. These costs are incurred as a percentage of amounts collected.

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

Three Months Ended March 31, 2007 Compared with Three Months Ended March 31, 2006

The following table presents our results of operations (excluding discontinued operations) as percentages:

	Percentage of Revenues
	Three months ended March 31,
	2007	2006
Revenue	100.0	100.0
Cost of revenue	57.3	59.2
Gross margin	42.7	40.8
Selling, general and administrative	79.2	106.9
Loss from continuing operations	(36.5)	(66.1)
Interest expense	10.0	4.2
Other income	(0.7)	(0.9)
Provision for income taxes	0.3	0.3
Net loss from continuing operations	(46.1)	(69.7)

Revenue

Revenue increased 61% or $3.3 million from $5.5 million in the first quarter of 2006 to $8.9 million in the first quarter ended March 31, 2007.  This increase resulted from the execution of our marketing and sales strategy to increase our sales to new customers and to enter into new managed care contracts.  This increase was also driven in part by increasing the number of available tests being performed to include immunohistochemistry, flow cytometry and FISH.  We anticipate that revenues will continue to increase as a result of increased revenue from existing customers, additional penetration of new customers (including managed care providers) by our sales force, and our offering of a more comprehensive suite of advanced cancer diagnostic tests.

Cost of Revenue and Gross Margin

Cost of revenue for the quarter ended March 31, 2007 was $5.1 million compared to $3.3 million for the first quarter of 2006, an increase of 55%.  These costs included laboratory personnel, lab-related depreciation expense, laboratory supplies and other direct costs such as shipping. Gross margin in the first quarter of 2007 was 43%, compared to 41% in the comparable period in 2006. The increase in gross margin in the first quarter of 2007 was attributable to achieving economies of scale in our operations. We anticipate similar or improving gross margin results throughout 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter 2007 increased approximately $1.1 million, or 19%, to $7.0 million compared to $5.9 million for the comparable period in 2006.  As a percentage of revenues, these costs decreased from 107% for the quarter ended March 31, 2006 to 79% for the quarter ended March 31, 2007.  The increase in expenses in 2007 was primarily due to increases in variable costs to support revenue growth, including selling and marketing expenses, billing and collection costs and facility overhead to expand service capacity.  In addition, we have invested headcount and consulting resources in our information technology infrastructure to support future revenue growth throughout 2007 and incurred incremental stock-based compensation expense for non-employees with the increase in our stock price.  We anticipate sales expenses will continue to grow in 2007 to support our expected revenue growth, and expect general and administrative expenses to decline as a percentage of revenues as our infrastructure costs stabilize.

Interest Expense

Interest expense for the three months ended March 31, 2007 totaled $0.9 million, compared to $0.2 million for the comparable period in 2006.  The increase was due to higher outstanding borrowings under our financing facilities and warrants issued to affiliates of Safeguard Scientifics, Inc. (collectively with its affiliates “Safeguard”), our majority stockholder, in exchange for debt-guarantee fees related to our Comerica facility.  The fair value of $0.3 million related to these warrants was included in interest expense in the first quarter of 2007.

Discontinued Operations

In March 2007, we completed the sale of our instrument systems business and related intellectual property assets for net proceeds of $10.4 million.  As a result of the sale, we recorded a gain of $6.2 million in the first quarter of 2007, offset by operating losses of $0.8 million reported in discontinued operations.

Liquidity and Capital Resources

At March 31, 2007, we had approximately $4.8 million of cash and cash equivalents and $9.3 million available under our revolving lines of credit.  Cash used in operating activities was $5.8 million for the quarter ended March 31, 2007 due primarily to our net loss from continuing operations of $4.1 million, a decrease in accounts payable of $2.0 million, an increase in accounts receivable of $1.0 million, offset by $1.4 million of depreciation and stock-based compensation and other working capital changes.  Cash provided by investing activities of $9.6 million consisted of the proceeds, net of selling costs, of $10.4 million received from the sale of our technology group’s assets, offset by capital expenditures of $0.6 million related primarily to new laboratory equipment and information technology infrastructure enhancements.  Net cash provided by financing activities during the first quarter 2007 was $0.5 million which was primarily attributable to $3.5 million of borrowings on our Comerica revolving line of credit, offset by $2.9 million of repayments to our GE Capital revolving line of credit and equipment leases and $0.2 million proceeds received from stock option exercises.

In June 2004, we entered into a master lease agreement with General Electric Capital Corporation (“GE Capital”) for capital equipment financings of diagnostic services (laboratory) related equipment. We financed $2.6 million in 2004, $2.0 million in 2005 and $2.3 million through December 31, 2006 of capital equipment under this arrangement, which were recorded as capital lease obligations. Each lease financing has a term of 36 months. The 2004 financings provide us with an early purchase option after 30 months at 26.6% of the original cost of the equipment. The 2005 and 2006 financings provide us with an early purchase option after 24 months for an average purchase price equal to 44.8% and 45.9% of the original cost of the equipment, respectively.  The Company intends to purchase this equipment at the end of the lease term.  We believe that we have substantially all of the laboratory equipment that is required to support our current operating activities. A substantial increase in diagnostic service activity in excess of our annual revenue plan may result in a requirement to make additional capital expenditures.

In July 2005, we signed a ten-year lease for a new facility which began December 1, 2005 with two five-year renewal options. We relocated our laboratory operations to the new facility in January 2006 and relocated our corporate headquarters and manufacturing operation to the new facility in the second quarter of 2006. The landlord of the new facility agreed to fund approximately $3.5 million of tenant improvements, subject to the terms of the lease agreement. Our total projected spending for the build-out of the facility is approximately $8.4 million. As of March 31, 2007, we have spent approximately $7.6 million on tenant improvements and equipment purchases to build out the facility. We expect to spend approximately $0.8 million to complete the facility project. Of the $7.6 million spent through March 31, 2007, the landlord has funded approximately $3.0 million and we expect the landlord to fund the balance of approximately $0.5 million as we complete the remaining tenant improvements of the new facility.  We expect to pay rent of $0.8 million over the remainder of 2007.  During the first quarter of 2007, we entered into sublease agreements with two tenants who are expected to provide $0.3 million of lease payments through the remainder of 2007.

On September 22, 2006, we entered into a securities purchase agreement with Safeguard pursuant to which Safeguard purchased 4,162,042 shares of common stock, together with warrants to purchase an additional 624,306 shares of common stock at an exercise price of $0.98 per share, for an aggregate purchase price of $3.0 million. The purpose of this financing was to fund the purchase of Trestle Holdings, Inc., and Trestle Acquisition Corp. (a wholly-owned subsidiary of Trestle Holdings, Inc.) (collectively, “Trestle”), and is referred to as the “Trestle financing.” In exchange for Safeguard’s funding commitment, we also issued Safeguard 50,000 warrants to purchase common stock at an exercise price of $0.87 per share (reflecting the trailing 10-day average closing price of our common stock prior to June 19, 2006.) The warrants issued in the Trestle financing are exercisable for a period of four years after the issued date of September 22, 2006. Following consummation of the Trestle financing, Safeguard beneficially owned approximately 59.6% of our outstanding common stock. In connection with this financing, we agreed to register the shares purchased by Safeguard upon request by Safeguard.

On September 29, 2006, we entered into a revolving credit facility with GE Capital. The financing arrangement consists of a senior secured revolving credit facility pursuant to which we may borrow up to $5.0 million, subject to adjustment. Borrowings under the credit agreement may not exceed 85% of our qualified accounts receivable after application of certain liquidity factors and deduction of certain specified reserves, and are repaid daily by a sweep of our cash-collections lockboxes. The credit agreement includes an annual collateral monitoring fee of $12,000, and the following two financial covenants: one related to either a minimum fixed charge coverage ratio of 1.00 to 1.00, or a minimum liquidity requirement of three months cash burn (defined as balance sheet cash plus excess borrowing base available under the credit agreement), and one related to tangible net worth, which is required to be not less than $2.4 million through June 29, 2007 (which threshold is reduced for future monthly periods to negative $1.1 million at December 31, 2007 and thereafter). The facility has a two-year term and is secured by the diagnostic services business accounts receivable, along with all of our other assets and the assets of our subsidiaries. The interest rate under this financing arrangement is based on the lower of the London Interbank Offered Rate (“LIBOR”), plus 3.25% or the Wall Street Journal published Prime Rate, plus 0.5%. The credit agreement provides for a prepayment fee of 2.0% of the commitment amount if terminated during the first year and 1.0% of the commitment amount if terminated any time thereafter prior to the maturity date. In March 2007, a portion of the proceeds from the ACIS Sale reduced amounts outstanding to GE.  At March 31, 2007, we had no outstanding borrowings under this $5.0 million facility, and had $3.3 million of availability based on the amount of our qualified accounts receivable.

We currently have a $12.0 million revolving credit agreement with Comerica Bank (the “Comerica Facility”), which was increased from $8.5 million in January 2007, and expires on February 27, 2008. The borrowings under the Comerica Facility totaling $9.0 million at March 31, 2007, are being used for working capital purposes and a $3.0 million stand-by letter of credit that was provided to the landlord of our leased facility and bears interest at the bank’s prime rate minus 0.5%. The Comerica Facility also includes an annual facility fee of $27,500, and one financial covenant related to tangible net worth, which is required to be not less than $2.4 million through June 29, 2007 (which threshold is reduced for future monthly periods to negative $1.1 million at December 31, 2007 and thereafter). Borrowings under the Comerica Facility are guaranteed by Safeguard in exchange for an annual fee of 0.5% of the amount guaranteed and an amount equal to 4.5% per annum of the daily-weighted average principal balance outstanding. Additionally, we are required to pay Safeguard a quarterly usage fee of 0.875% of the amount by which the daily average principal balance exceeds $8.5 million. We also issued warrants to Safeguard as consideration for their guarantee as follows: (1) warrants to purchase 50,000 shares of common stock for an exercise price of $2.00 per share (for Safeguard’s guarantee of $8.5 million), (2) warrants to purchase 100,000 shares for an exercise price of $0.01 (as a commitment fee for Safeguard’s guarantee of the $3.5 million increase in the line), and (3) warrants to purchase 166,667 shares for an exercise price of $1.64 (as a maintenance fee for Safeguard’s guarantee of the $3.5 million increase in the line). The fair value of warrants issued, determined under the Black-Scholes model, is recognized as expense over the applicable period of the commitment.  At March 31, 2007, we had no availability under the Comerica Facility.

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

We believe that our existing cash resources, including the cash proceeds from the ACIS Sale and anticipated revenues, together with access to the financing sources described above, will be sufficient to satisfy the cash needs of our existing operations throughout 2007. However, we have a history of operating losses and negative cash flows from operations, and future profitability is uncertain. If we are unable to achieve positive cash flow, we may fail to comply with one or more of our debt covenants, which may accelerate our outstanding indebtedness. Moreover, if we are unable to access one or more of our financing sources, or if we encounter other difficulties in executing our business plan, we may require additional financing. Additionally, if we reach a decision to acquire or license complementary technology or acquire complementary businesses, we may require additional debt or equity financing. There can be no assurance that we will be able to obtain additional debt or equity financing when needed or on terms that are favorable to us and our stockholders. Furthermore, if additional funds are raised through an equity or convertible debt financing, our stockholders may experience significant dilution.

The following table summarizes our contractual obligations and commercial commitments at March 31, 2007, including our facility lease and borrowings on equipment subject to operating leases.  These commitments exclude any remaining amounts necessary to complete the build-out of our new facility and a $3.0 million standby letter of credit provided to the landlord under the lease agreement for our facility.

	Payment due by period
	(in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Capital Lease Obligations	$3,658	$1,999	$1,659	$—	$—
Operating Leases	12,826	1,143	3,871	3,036	4,776
Total	$16,484	$3,142	$5,530	$3,036	$4,776

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that provide financing, liquidity, market or credit risk support or involve leasing, hedging or research and development services for our business or other similar arrangements that may expose us to liability that is not expressly reflected in the financial statements, except for facilities operating leases.

As of March 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

We have a history of operating losses, and future profitability is uncertain. We have incurred operating losses in every year since inception, and our accumulated deficit as of March 31, 2007 was $134.9 million. Those operating losses are principally associated with the research and development of our ACIS technology (which we transferred to Zeiss in the ACIS Sale), the conducting of clinical trials, preparation of regulatory clearance filings, the development of Dako’s sales and marketing organization to commercialize the ACIS and the investments we have made relating to our diagnostic services business.

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

We have identified material weaknesses in our internal control over financial reporting.

We have identified a material weakness in our internal control over financial reporting as a result of insufficient compensating controls in our accounting for accounts receivable and bad debt allowances. Although we are undertaking steps to address this material weakness, the existence of a material weakness is an indication that there is more than a remote likelihood that a material misstatement of our financial statements will not be prevented or detected in the current or any future period. In addition, we may in the future identify further material weaknesses in our internal control over financial reporting that we have not discovered to date.

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

The ACIS Sale resulted in the transfer of our legacy business of developing, manufacturing and marketing the ACIS system, and, as a result, we will no longer derive revenues from that business, including revenues under our distribution agreement with Dako (which we assigned to Zeiss in connection with the transaction). We also transferred our patent portfolio and other intellectual property of the Technology business to Zeiss and while we have retained a license to certain patent rights, copyrights and software, our use of those intellectual property rights is limited to the field of use specified in the license agreement. We also agreed not to compete with Zeiss in connection with the development, production and sale of imaging instruments for a period of 42 months following the closing date and, as a result, our business will be restricted from engaging in those activities during that period.

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

The development, marketing, sale and performance of healthcare services expose us to the risk of litigation, including professional negligence. Damages assessed in connection with, and the costs of defending, any legal action could be substantial. We currently maintain numerous insurance policies, including a $5 million aggregate, $3 million per claim, professional liability insurance policy. This policy has a deductible of $25,000 and contains customary exclusions (including exclusions relating to asbestos and biological contaminants). However, we may be faced with litigation claims which exceed our insurance coverage or are not covered under any of our insurance policies. In addition, litigation could have a material adverse effect on our business if it impacts our existing and potential customer relationships, creates adverse public relations, diverts management resources from the operation of the business or hampers our ability to perform assays or otherwise conduct our business.

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

If we raise additional funds by issuing equity securities, further dilution to our stockholders could result, and new investors could have rights superior to those of holders of the shares of our common stock. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise additional funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock, and the terms of the debt securities issued could impose significant restrictions on our operations. If we raise additional funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our developed technologies or products, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we may have to delay or may be unable to continue to develop our products.

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

•  securities analysts may not continue or initiate coverage of Clarient; and

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We invest excess cash in short-term debt securities that are intended to be held to maturity. These short-term investments typically have various maturity dates which do not exceed one year. We had no short-term investments as of March 31, 2007. As a result of the ACIS Sale, we expect to invest in short-term debt securities in 2007.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  During the course of this evaluation, management concluded that we had a material weakness in our internal control over financial reporting as a result of insufficient review controls.  Management reached this conclusion as a result of the discovery of an error in our calculation of the estimated contractual discount percentage we provide to third party payors, which percentage directly impacts our calculation of revenue and accounts receivable, and indirectly the allowance for doubtful accounts,  The error, resulted from the use of incorrect data and insufficient management review. This error, if it had gone undetected, would have resulted in an overstatement of our revenues of and accounts receivable of approximately $400,000 as of and for the three months ended March 31, 2007.  The error was discovered during the independent review of, and prior to the completion of, the condensed consolidated financial statements included in this report, and an adjustment was made to our condensed consolidated financial statements included in this report to correct the error.   Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at reasonable assurance levels as of March 31, 2007.

To address the material weakness described above, management is putting in place compensating controls consisting of additional review procedures, additional testing prior to implementing refinements to processes in this, and other accounting areas, and more refined analytical procedures to detect errors that may occur in financial reporting for revenue. Management believes that these compensating controls will remediate this material weakness during the second quarter of 2007.  Management and our audit committee intend to closely monitor the implementation of our remediation plan and are prepared to take additional measures where necessary to address this material weakness.  Although we have undertaken the foregoing initiatives, the existence of a material weakness is an indication that there is more than a remote likelihood that a material misstatement of our financial statements will not be prevented or detected.

During the first quarter of 2007 we sold our instrument systems business, and our business is now focused on our diagnostic services business which continues to experience significant growth.  As a result, in the ordinary course, we have reviewed and continue to review our system of internal control over financial reporting for our laboratory operations, and we have implemented changes based on our ongoing review that are designed to improve and increase the efficiency of our internal controls while maintaining an effective control environment.  For example, during the first quarter of 2007, we continued evaluating the automation of various processes relating to our laboratory services to replace certain processes that are currently conducted manually.  Except for the changes mentioned above, there has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors

Except as set forth below, there have been no material changes in our risk factors from the information set forth in our Annual Report on Form 10-K for the year ended December 31, 2006.

We have identified material weaknesses in our internal control over financial reporting.

We have identified a material weakness in our internal control over financial reporting as a result of insufficient compensating controls in our accounting for accounts receivable and bad debt allowances. Although we are undertaking steps to address this material weakness, the existence of a material weakness is an indication that there is more than a remote likelihood that a material misstatement of our financial statements will not be prevented or detected in the current or any future period. In addition, we may in the future identify further material weaknesses in our internal control over financial reporting that we have not discovered to date.

Item 2. Unregistered Sales of Equity Securities

We issued the following warrants to Safeguard as consideration for Safeguard’s guarantee of our line of credit with Comerica: (1) warrants to purchase 50,000 shares of common stock for an exercise price of $2.00 per share (for Safeguard’s guarantee of $8.5 million), (2) warrants to purchase 100,000 shares for an exercise price of $0.01 (as a commitment fee for Safeguard’s guarantee of the $3.5 million increase in the line), and (3) warrants to purchase 166,667 shares for an exercise price of $1.64 (as a maintenance fee for Safeguard’s guarantee of the $3.5 million increase in the line).

In addition, we issued the following warrants to Safeguard in connection with obtaining the Mezzanine facility from Safeguard in March 2007:  (1) warrants to purchase 125,000 shares of our common stock with an exercise price of $0.01 per share, expiring March 7, 2011; (2) warrants to purchase 62,500 shares of common stock with an exercise price of $1.39 per share (reflecting a 15% discount to the trailing 10-day average closing price of our common stock prior to March 7, 2007), expiring March 7, 2011; and (3) four-year warrants to purchase 31.25 additional shares of common stock for each $1,000 borrowed (with a minimum draw amount of $1 million).

These warrants were issued in private placements exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) in reliance on Section 4(2) of the Securities Act and may not be resold absent registration or an exemption from the registration requirements of the Securities Act.

Item 6. Exhibits

The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Report.

Exhibit Number	Description
2.1 †	Asset Purchase Agreement dated March 8, 2007 between the Company, Carl Zeiss Mercury, Inc., and Carl Zeiss MicroImaging, Inc.
10.1 †	Seventh Amendment dated January 17, 2007 to Loan and Security Agreement between the Company and Comerica Bank
10.2 †	Third Amended and Restated Unconditional Guaranty dated January 17, 2007, to Comerica Bank provided by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.
10.3 †	Amended and Restated Reimbursement Agreement dated January 17, 2007 by Clarient, Inc. in favor of Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.
10.4 †	Eighth Amendment dated February 28, 2007 to Loan and Security Agreement between the Company and Comerica Bank
10.5 †	Amendment and Affirmation of Guaranty dated February 28, 2007, to Comerica Bank provided by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.
10.6 †

Consent and First Amendment dated January 17, 2007 to Loan and Security Agreement dated September 29, 2006 between the Company, Clarient Diagnostic Services, Inc., CLRT Acquisition, LLC and General Electric Capital Corporation

10.7 †	Common Stock Purchase Warrant for 100,000 shares issued to Safeguard Delaware, Inc. dated January 17, 2007
10.8 †	Common Stock Purchase Warrant for 250,000 shares issued to Safeguard Delaware, Inc. dated January 17, 2007 (superseded by Common Stock Purchase Warrant in Exhibit 10.15)
10.9 †	Senior Subordinated Revolving Credit Agreement dated March 7, 2007 between the Company and Safeguard Delaware, Inc.
10.10 †	Common Stock Purchase Warrant for 125,000 shares issued to Safeguard Delaware, Inc. dated March 7, 2007
10.11 †	Common Stock Purchase Warrant for 62,500 shares issued to Safeguard Delaware, Inc. dated March 7, 2007
10.12 †

Form of Common Stock Purchase Warrant to be issued to Safeguard Delaware, Inc. (for that number of shares to be determined in connection with usage by the Company under the Senior Subordinated Revolving Credit Agreement)

10.13 †

Consent and Second Amendment dated March 6, 2007 to Loan and Security Agreement dated September 29, 2006 between the Company, Clarient Diagnostic Services, Inc., CLRT Acquisition, LLC and General Electric Capital Corporation.

10.14†

Third Amendment dated March 14, 2007 to Loan and Security Agreement dated September 29, 2006 between the Company, Clarient Diagnostic Services, Inc., CLRT Acquisition, LLC and General Electric Capital Corporation.

10.15 †	Common Stock Purchase Warrant for 166,667 shares issued to Safeguard Delaware, Inc. dated April 18, 2007
10.16 †	Ninth Amendment dated March 15, 2007 to Loan and Security Agreement between the Company and Comerica Bank
10.17 †	Affirmation of Guaranty dated March 15, 2007, to Comerica Bank provided by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.
31.1 †	Certification of Ronald A. Andrews pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934
31.2 †	Certification of James V. Agnello pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934
32.1 †	Certification of Ronald A. Andrews pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for
32.2 †	Certification of James V. Agnello pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†                  Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLARIENT, INC.

DATE: MAY 8, 2007	BY:	/s/ Ronald A. Andrews
Ronald A. Andrews
President and Chief Executive Officer

DATE: MAY 8, 2007	BY:	/s/ James V. Agnello
James V. Agnello
Senior Vice President and Chief Financial Officer