Form 10-Q
period 2007-06-30
CLARIENT, INC
filed 2007-08-03
CIK 1038223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2007

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

Yes  ☐   No  ☒

As of July 31, 2007, 71,719,814 shares of the Registrant’s common stock were outstanding.

CLARIENT, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1.

CLARIENT, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

 (in thousands, except share and per share amounts)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,643	$448
Accounts receivable, net of allowance for doubtful accounts of $1,343 and $1,040 at June 30, 2007 and December 31, 2006, respectively	9,768	8,851
Inventories	458	660
Prepaid expenses and other current assets	990	514
Current assets of discontinued operations	—	1,306
Total current assets	13,859	11,779
Property and equipment, net	10,374	10,138
Other assets	209	70
Non-current assets of discontinued operations	—	5,043
Total assets	$24,442	$27,030
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving lines of credit	$10,338	$2,468
Accounts payable	1,978	4,055
Accrued payroll	1,406	1,420
Accrued expenses	2,209	2,303
Current maturities of long-term debt, including capital lease obligations	1,791	2,150
Current liabilities of discontinued operations	—	1,327
Total current liabilities	17,722	13,723
Long-term debt, including capital lease obligations	1,316	7,439
Deferred rent and other non-current liabilities	4,108	3,651
Non-current liabilities of discontinued operations	—	1,057

Commitments and contingencies

Stockholders’ equity:
Common stock $0.01 par value, authorized 100,000,000 shares, issued and outstanding 71,719,814 and 71,487,642 at June 30, 2007 and December 31, 2006, respectively	717	715
Additional paid-in capital	138,349	136,670
Accumulated deficit	(137,695)	(136,211)
Accumulated other comprehensive loss	(75)	(14)
Total stockholders’ equity	1,296	1,160
Total liabilities and stockholders’ equity	$24,442	$27,030

See accompanying notes to condensed consolidated financial statements.

CLARIENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue	$10,336	$6,366	$19,193	$11,881
Cost of revenue	5,496	3,434	10,572	6,699
Gross profit	4,840	2,932	8,621	5,182

Selling, general and administrative expenses	7,120	6,071	14,135	11,965
Loss from operations	(2,280)	(3,139)	(5,514)	(6,783)
Interest expense	264	95	659	166
Interest expense to related parties	204	43	697	203
Other income (expense), net	(17)	17	48	68
Loss from continuing operations before income taxes	(2,765)	(3,260)	(6,822)	(7,084)
Income taxes	—	—	23	16
Loss from continuing operations	(2,765)	(3,260)	(6,845)	(7,100)
Income (loss) from discontinued operations	(36)	(915)	5,361	(1,493)
Net loss	$(2,801)	$(4,175)	$(1,484)	$(8,593)

Basic and diluted income (loss) per common share:
Loss from continuing operations	$(0.04)	$(0.05)	$(0.10)	$(0.11)
Income (loss) from discontinued operations	(0.00)	(0.01)	0.08	(0.02)
Net loss	$(0.04)	$(0.06)	$(0.02)	$(0.13)

Weighted average number of common shares outstanding	71,553,237	66,877,487	71,414,683	66,840,457

See accompanying notes to condensed consolidated financial statements.

CLARIENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,484)	$(8,593)
(Income) loss from discontinued operations	(5,361)	1,493
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,669	1,252
Gain on sale of property and equipment	1	(396)
Provision for bad debts	949	9
Stock-based compensation	818	609
Changes in operating assets and liabilities:
Accounts receivable, net	(1,866)	(2,216)
Inventories	202	—
Prepaid expenses and other assets	165	65
Accounts payable	(2,259)	(748)
Accrued payroll	(14)	362
Accrued expenses	(119)	109
Deferred rent and other non-current liabilities	457	1,865
Cash flows from operating activities of discontinued operations	(802)	(1,956)
Net cash used in operating activities	(7,644)	(8,145)

Cash flows from investing activities:
Additions to property and equipment	(1,724)	(4,903)
Proceeds from sale of property and equipment	—	415
Proceeds from sale of discontinued operations, net of selling costs	10,329	—
Cash flows from investing activities of discontinued operations	(132)	(568)
Net cash provided by (used in) investing activities	8,473	(5,056)

Cash flows from financing activities:
Proceeds from exercise of stock options	269	18
Borrowings on long-term debt, including capital lease obligations	—	1,337
Repayments on long-term debt, including capital lease obligations	(982)	(1,457)
Borrowings on revolving lines of credit	5,500	4,500
Repayments on revolving lines of credit	(3,130)	—
Issuance of common stock	—	(65)
Cash flows from financing activities of discontinued operations	(230)	1,596
Net cash provided by financing activities	1,427	5,929

Effect of exchange rate changes on cash and cash equivalents	(61)	39

Net increase (decrease) in cash and cash equivalents	2,195	(7,233)

Cash and cash equivalents at beginning of period	448	9,333

Cash and cash equivalents at end of period	$2,643	$2,100

Supplemental disclosure of cash flow information:
Cash paid for interest	$992	$223
Cash paid for income taxes	$23	$16

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

The financial statements have been prepared on a going concern basis which assumes that the Company will have sufficient resources to pay its obligations as they become due during at least the next 12 months. In addition to revenues from the Company’s laboratory services business and cash proceeds from the sale of its instrument systems business, at June 30, 2007, the Company had $8.2 million of aggregate availability under its credit facilities with GE Capital and Safeguard, which may be used for working capital purposes. Management believes that its current cash resources and commitments under its credit facilities will enable the Company to maintain operations through at least the next 12 months. However, the Company has a history of operating losses and negative cash flows from operations, and future profitability is uncertain. If the Company is unable to achieve positive cash flow, it may fail to comply with one or more of its debt covenants, which, if not waived, may accelerate outstanding indebtedness. Additionally, if the Company is unable to access one or more of these financing sources, or if it encounters other difficulties in executing its business plan, it may require additional financing. There can be no assurance that the Company will be able to obtain additional debt or equity financing when needed or on terms that are favorable to the Company and its stockholders.

(2)         Discontinued Operations

On March 8, 2007, the Company sold its instrument systems business, consisting of certain tangible assets, inventory, intellectual property (including the Company’s patent portfolio and the ACIS and Chromavision trademarks), contracts and other assets used in the operations of the instrument systems business (the “Technology business”) to Carl Zeiss MicroImaging, Inc. and one of its subsidiaries (collectively, “Zeiss”) for an aggregate purchase price of $12.5 million, consisting of $11.0 million in cash and up to an additional $1.5 million in contingent purchase price which is payable in whole or in part (if at all) subject to satisfaction of certain post-closing conditions relating to intellectual property (the “ACIS Sale”). As part of the transaction, the Company entered into a license agreement with Zeiss pursuant to which Zeiss granted the Company a non-exclusive, perpetual and royalty-free license to certain of the transferred patents, copyrights and software code for use in connection with imaging applications (excluding sales of imaging instruments) and the Company’s laboratory services business. The acquisition agreement also contemplates that the Company and Zeiss will each invest up to $3 million in cash or other in-kind contributions to pursue a joint development arrangement with respect to rare event detection. The acquisition agreement contemplated that the parties would cooperate to enter into a definitive agreement with respect to such an arrangement within 120 days following the closing date. The parties are currently engaged in discussions and have agreed to extend such target completion date to October 31, 2007. The Company has no obligation to invest any cash or other in-kind contributions should the parties be unable to agree upon terms for such a definitive agreement.

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

The Company also agreed not to compete with Zeiss in connection with the development, production and sale of imaging instruments for a period of 42 months following the closing date. In addition, the Company agreed to provide certain customary transition services to Zeiss until September 2007 (subject to payment of customary transition services fees). The parties also entered into a sublease pursuant to which Zeiss will sublease the premises currently occupied by the Technology business for a period of three years following the closing date for a proportionate share of the rent payable to the landlord under the Company’s lease agreement. Approximately 37 of the Company’s employees that were devoted primarily to its Technology business were terminated on March 8, 2007 and were offered employment with Zeiss. The Company has agreed not to solicit those employees for employment without Zeiss’s consent for a period of 42 months following the closing date (unless such employees are first terminated by Zeiss). Zeiss did not hire any of the Company’s executive officers.

The Technology business is reported in discontinued operations for all periods presented. The Company recognized a gain on sale which is calculated as follows (in thousands):

Proceeds from sale		$11,000
Less: Selling costs		(671)
Net proceeds from sale		10,329

Inventories	(1,480)
Property and equipment, net	(473)
Goodwill and intangibles, net	(4,042)
Other assets	(518)
Deferred revenue	692
Debt	1,616
Net assets sold		(4,205)
Gain on disposal		$6,124

Results of discontinued operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue	$—	$1,131	$804	$2,365
Cost of revenue	—	451	364	820
Operating expenses	—	1,538	1,171	2,960
Interest expense	—	57	32	78
Net loss from operations	—	(915)	(763)	(1,493)
Gain (loss) on disposal	(36)	—	6,124	—
Income (loss) from discontinued operations	$(36)	$(915)	$5,361	$(1,493)

The assets and liabilities of the discontinued operations were as follows (in thousands):

December 31, 2006
Inventories	$1,220
Other current assets	86
Total current assets	1,306
Property and equipment, net	470
Goodwill and intangibles, net	4,014
Other non current assets	559
Total assets	$6,349

Current portion of long term debt	746
Deferred revenue	581
Total current liabilities	1,327
Long-term debt	1,057
Total liabilities	$2,384

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

Stock-based compensation related to continuing operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of revenue	$6	$3	$18	$8
Selling, general and administrative expense	225	240	800	601

Total stock-based compensation expense	$231	$243	$818	$609

The Company’s 1996 Stock Option Plan expired on December 11, 2006. No options were granted during the six months ended June 30, 2007. At the Company’s annual meeting on June 27, 2007, the stockholders voted in favor to approve the Company’s 2007 Incentive Award Plan (the 2007 Plan). The 2007 Plan provides for the grant of incentive stock options and nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, performance bonus awards and performance-based awards. The maximum numbers of shares of common stock of the Company available for issuance under the 2007 Plan is the sum of 4,000,000 shares plus any shares which are subject to issuance under the Company’s 1996 Stock Option Plan.

(4)   Net Income (Loss) Per Share

Basic and diluted income (loss) per common share is calculated by dividing net income (loss) by the weighted average common shares outstanding during the period. Stock options, restricted stock and warrants to purchase an aggregate of 12,430,423 and 13,381,257 shares of common stock were outstanding at June 30, 2007 and 2006, respectively. Common stock equivalents were not included in the computation of diluted earnings per share for either the three months or six months ended June 30, 2007 and 2006, respectively, because the Company incurred a net loss from continuing operations in all periods presented and hence, the impact would be anti-dilutive.

(5)   Comprehensive Income (Loss)

The total comprehensive loss is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net loss	$(2,801)	$(4,175)	$(1,484)	$(8,593)
Foreign currency translation adjustment	(60)	39	(61)	39
Comprehensive loss	$(2,861)	$(4,136)	$(1,545)	$(8,554)

(6)   Business Segment

The Company operates primarily in one business segment engaged in the delivery of critical oncology testing services to community pathologists, biopharmaceutical companies and other researchers.

(7)   Recent Accounting Developments,

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial position, results of operations or cash flows.

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

(9)   Lines of Credit

Comerica Line of Credit. In January 2007, the Company entered into an amendment to its revolving credit agreement with Comerica to increase available borrowings from $8.5 million to $12.0 million (consisting of a $9.0 million revolving line of credit and a $3.0 million stand-by letter of credit that has been provided to the landlord of the Company’s headquarters and laboratory). The Comerica line of credit bears interest at a rate of Comerica’s prime rate minus 0.5%. In connection with the execution of the January 2007 amendment, the Company and Safeguard signed an Amended and Restated Reimbursement and Indemnity Agreement (the “Reimbursement Agreement”) under which Safeguard agreed to increase the amount of its guaranty to $12.3 million, which includes $0.3 million to cover any interest costs or fees that may be payable to Comerica. As consideration for Safeguard’s increase in its guaranty, the Company issued Safeguard, as a commitment fee, a four year warrant to purchase 100,000 shares of the Company’s common stock for an exercise price of $0.01 per share (the “Commitment Fee Warrant”). In addition, the Company agreed to pay Safeguard a facility maintenance fee in the form of a four year warrant to purchase 166,667 shares of the Company’s common stock for an exercise price of $1.64 per share (the “Maintenance Fee Warrant”). The Company recorded $337,000 of interest expense related to these warrants which is the full fair value of the warrants determined under the Black-Scholes option pricing model. The full fair value of the warrants was expensed in the quarter ended March 31, 2007, since, at the time the warrants were issued, the line of credit was to expire within the same quarter. Under the Reimbursement Agreement, the Company is required to pay Safeguard a quarterly usage fee of 1.125% of the daily weighted average principal balance ($9.0 million at June 30, 2007) outstanding under the Comerica revolving line of credit, plus .875% of the amount by which the daily average principal balance outstanding under the Comerica revolving line of credit exceeds $5.5 million. The usage fees expensed for the three months and six months ended June 30, 2007 were $133,000 and $243,000, respectively, and are included under interest expense to related parties. On February 28, 2007, the Company entered into an amendment to the Comerica loan agreement to extend the maturity date of the facility to February 27, 2008. The Company also obtained waivers from Comerica of the Company’s failure to comply with the minimum tangible net worth covenant for periods prior to March 2007. In March 2007, the financial covenant relating to tangible net worth in the Comerica loan agreement was amended to provide that the Company must maintain tangible net worth of not less than $0.6 million through September 29, 2007 (with further reductions to negative $500,000 through December 30, 2007 and to negative $1.1 million at December 31, 2007 and for monthly periods thereafter). The Company obtained a waiver from Comerica of the Company’s failure to comply with the revised tangible net worth covenant as of May 31, 2007, and the Company was in compliance with all financial covenants as of June 30, 2007. The Comerica line of credit includes an annual facility fee of $27,500. At June 30, 2007, the Company had borrowings of $9.0 million outstanding, a stand-by letter of credit of $3.0 million outstanding and had no availability under the line of credit.

GE Capital Line of Credit. On September 29, 2006, the Company entered into a Loan and Security Agreement with General Electric Capital Corporation (“GE Capital”). The financing arrangement consists of a senior secured revolving credit facility pursuant to which the Company may borrow up to $5.0 million, subject to adjustment. Borrowings under the credit agreement may not exceed 85% of the Company’s qualified accounts receivable after application of certain liquidity factors and deduction of certain specified reserves, and are repaid daily by a sweep of the Company’s cash-collections lockbox. The credit agreement includes an annual collateral monitoring fee of $12,000. The interest rate under this financing arrangement is based on the lower of the London Interbank Offered Rate (“LIBOR”), plus 3.25% or the Wall Street Journal published Prime Rate, plus 0.5%. The credit agreement provides for a prepayment fee of 2.0% of the commitment amount if terminated during the first year and 1.0% of the commitment amount if terminated any time thereafter prior to the maturity date. The facility has a two-year term and is secured by the diagnostic services business accounts receivable, along with all of the other assets of the Company and its subsidiaries. In January, February and March 2007, the Company entered into amendments to its Loan and Security Agreement with GE Capital, pursuant to which GE Capital consented to the increase in available borrowings under the Comerica Loan Agreement, the execution of the Reimbursement Agreement with Safeguard, the execution and incurrence of indebtedness under the Safeguard Mezzanine Facility (described below), and the sale of the Company’s instrument systems business to Zeiss. In addition, in February 2007, the Company obtained waivers from GE Capital of its failure to comply with the minimum tangible net worth and minimum liquidity covenants in the GE Capital credit agreement. The March 2007 amendment modified the terms of the financial covenant requiring the Company to maintain a minimum level of tangible net worth, which is required to be not less than $0.6 million through September 29, 2007 (with further reductions to negative $500,000 through December 30, 2007 and to negative $1.1 million at December 31, 2007 and for monthly periods thereafter). The Company obtained a waiver from GE Capital of the Company’s failure to comply with the revised tangible net worth covenant as of May 31, 2007, and the Company was in compliance with all financial covenants as of June 30, 2007. The GE Capital credit agreement also includes a financial covenant requiring the Company to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00, or a minimum liquidity requirement of three months cash burn (defined as balance sheet cash plus excess borrowing base available under the credit agreement). At June 30, 2007, the Company had $1.3 million outstanding under this $5.0 million facility. Based on the amount of the Company’s qualified accounts receivable at June 30, 2007, the Company estimated it had $2.2 million available under the line of credit.

Safeguard Mezzanine Financing. On March 7, 2007, the Company obtained a subordinated revolving credit line (the “Mezzanine Facility”) from a Safeguard affiliate. The Mezzanine Facility, which expires December 8, 2008, provides the Company access to up to $6.0 million in working capital funding as the Company continues to grow its business. Borrowings on the Mezzanine Facility will bear interest at an annual rate of 12%. The Mezzanine Facility was originally $12.0 million, but was reduced by $6.0 million as a result of the ACIS Sale. In connection with the Mezzanine Facility, the Company issued (or is required to issue) to Safeguard: (1) warrants to purchase 125,000 shares of common stock with an exercise price of $0.01 per share, expiring March 7, 2011; (2) warrants to purchase 62,500 shares of common stock with an exercise price of $1.39 per share (reflecting a 15% discount to the trailing 10-day average closing price of our common stock prior to March 7, 2007), expiring March 7, 2011; and (3) four-year warrants to purchase 31.25 additional shares of common stock for each $1,000 borrowed (with a minimum individual draw amount of $1 million). The Company will recognize $278,000 of interest expense ratably over the term of this agreement related to these warrants, which is the fair value of the warrants for 125,000 and 62,500 shares, determined under the Black-Scholes option pricing model. The Company expensed $37,000 and $50,000 related to these warrants during the three months and six months ended June 30, 2007, respectively. To date, no amounts have been drawn on the line. Therefore, no expense has been recognized for the warrants to be issued upon borrowings on the Mezzanine Facility. The Mezzanine Facility is subordinated in right of payment only to the existing loan facilities with Comerica and GE Capital. Prepayment of all amounts owed under the Mezzanine Facility is mandatory in the event of a change of control or liquidation of the Company. In addition, all amounts owed under the Mezzanine Facility must be repaid on the later of December 6, 2008 or 90 days following full repayment of all debt under the GE Capital facility. The Company may elect to prepay the outstanding principal amount with five business days written notice to Safeguard. The Mezzanine Facility also provides Safeguard with a right of first offer/refusal for any subsequent debt facility subordinate to the GE Capital facility and Comerica line of credit. As of June 30, 2007, the Company had $6.0 million available under the Mezzanine Facility.

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

The capital lease obligations as of June 30, 2007 are as follows (in thousands):

Fiscal Year:
Remainder of 2007	$1,231
2008	1,421
2009	731
Subtotal	3,383
Less: interest	(276)
Total	3,107
Less: current portion	(1,791)
Capital lease obligations, excluding current portion	$1,316

(11) Commitments and Contingencies

Operating Lease Commitment. The Company utilizes various operating leases for office space and equipment. The Company entered into a lease agreement dated July 20, 2005 for a mixed-use building with approximately 78,000 square feet in Aliso Viejo, California. The lease commenced on December 1, 2005 with an initial term of 10 years and an option to extend the lease term for up to two additional five-year periods. The initial annual base rent was approximately $500,000. As the Company occupied additional square footage, the annual base rent was increased to approximately $1.0 million on June 1, 2006 and will be increased to approximately $1.4 million on December 1, 2008. The base rent is increased 3% annually effective on December 1 of each year beginning in 2006. The Company is also responsible for payments of common area operating expenses for the premises. The landlord has agreed to fund approximately $3.5 million of tenant improvements toward design and construction costs associated with the build-out of the facility of which the landlord has reimbursed the Company $3.3 million through June 30, 2007. Such costs are capitalized as leasehold improvements and amortized over their estimated useful life, while the reimbursement is recorded to deferred rent and recovered ratably over the term of the lease.

The Company has entered into sublease agreements with two tenants for approximately 33,000 square feet. Amounts received under these leases are recognized as a reduction to rent expense over the term of each lease.

At June 30, 2007, future minimum lease payments for all operating leases, excluding scheduled sublease receipts, are as follows (in thousands):

Fiscal year:
Remainder of 2007	$565
2008	1,177
2009	1,480
2010	1,503
2011	1,499
2012	1,538
Thereafter	4,776
$12,538

The Company subleases portions of its facility. Expected future minimum sublease receipts to the Company as of June 30, 2007 are as follows (in thousands):

Fiscal year:
Remainder of 2007	$142
2008	502
2009	585
2010	327
2011	282
2012	292
Thereafter	98
$2,228

(12) Income Taxes

The Company’s consolidated income tax expense for the three and six months ended June 30, 2007 was $-0- and $23,000, respectively, versus $-0- and $16,000 for the three and six months ended June 30, 2006, respectively. The consolidated income tax expense resulted from quarterly minimum estimated state tax payments. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the net operating loss benefit that would have been recognized in 2007 was offset by a valuation allowance.

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

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax years 2003 and forward remain open for examination for federal tax purposes and tax years 2002 and forward remain open for examination for the Company’s more significant state tax jurisdictions. To the extent utilized in future years’ tax returns, net operating loss and capital loss carryforwards at June 30, 2007 will remain subject to examination until the respective tax year is closed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industries in which we operate and other matters, as well as management’s beliefs and assumptions and other statements regarding matters that are not historical facts. These statements include, in particular, statements about our plans, strategies and prospects. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our forward-looking statements are subject to risks and uncertainties. Factors that might cause actual results to differ materially, include, but are not limited to, our ability to obtain additional financing on acceptable terms or at all, our ability to continue to develop and expand our services business, our ability to expand and maintain a successful sales and marketing organization, continuation of favorable third party payer reimbursement for tests performed by us, our ability to maintain compliance with financial and other covenants in our credit facilities, our ability to successfully complete a joint development agreement with Zeiss for the development of novel molecular tests, whether the conditions to payment of all or any portion of the $1.5 million of contingent consideration from the sale of our Technology business to Zeiss are satisfied, unanticipated expenses or liabilities or other adverse events affecting cash flow, uncertainty of success in developing any new software applications, failure to obtain Food and Drug Administration clearance or approval for particular applications, our ability to compete with other technologies and with emerging competitors in cell imaging and dependence on third parties for collaboration in developing new tests, and those risks which are discussed in “Risk Factors” below. Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by this cautionary statement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not occur.

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

Our focus is on identifying high-quality opportunities to increase our profitability and differentiate Clarient’s service offerings in our highly-competitive market. An important aspect of our strategy is to create near- and long-term, high margin revenue generating opportunities by connecting our medical expertise with our intellectual property to develop novel diagnostic tests (sometimes also referred to as “novel markers” or “biomarkers”) and analytical capabilities. Novel diagnostic tests are characteristics of an individual’s tumor or disease that, once identified and qualified, allow for more accurate prognosis, diagnosis and treatment. In addition, we are working to identify specific partners and technologies to assist in the commercialization of these novel diagnostic tests.  Broader discovery and use of novel diagnostic tests is hoped to clarify and simplify decisions for healthcare providers and the biopharmaceutical industry. The growing demand for personalized medicine has generated a need for these novel diagnostic tests, creating a new market expected to reach $1 billion in three to five years based on our internal estimates.

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

Key indicators of our financial condition and operating performance

Our business is complex, and management is faced with several key challenges to reach profitability. We made the decision to provide in-house laboratory services in 2004 to give us an opportunity to capture a significant service-related revenue stream from the much broader and expanding cancer diagnostic testing marketplace. We have been experiencing revenue growth since the inception of this business line indicating excellent execution of our sales plan and solid market acceptance of our service offerings.  Management must manage the growth of this business, particularly related to billings, collections and business processes. We have yet to reach optimal financial metrics related to cash flow and operating margins due to our limited history in providing lab services.

Selling, general and administrative (SG&A) expenses for the three months ended June 30, 2007 were 69% of revenue, compared to 95% in the comparable period of 2006.  We expect an improving trend to continue as our revenues increase, offsetting our initial investments in: 1) selling expenses related to the ramp-up of our sales force responsible for our diagnostics services; 2) administration expenses related to diagnostic services, particularly the costs of pathology services; 3) key business development initiatives focused on targeted cancer therapies in various stages of clinical study; and 4) the build-out of our new state-of-the art laboratory facility in Aliso Viejo, California.

Finally, we are dependent on the use of both debt and equity financing to fund our operating losses in the near term and to sustain our future growth. Management believes that our existing cash resources, including the cash proceeds from the ACIS Sale and anticipated revenues from our laboratory services business, together with access to our existing financing sources described below, will be sufficient to satisfy the cash needs of our existing operations through at least the next 12 months.  However, we may require additional debt or equity financing if we are either unable to access one or more of these financing sources, if we enter into an acquisition or other transaction requiring cash resources, or if we encounter difficulties in executing our business plan.

Characteristics of our revenue and expenses

Revenue and Billing. Revenues are derived primarily from billing insurers, pathologists and patients for the diagnostic services that we provide.

Third party billing. The majority of our revenue is currently generated from patients who utilize insurance coverage from Medicare or other third party insurance companies. In these situations, we bill an insurer that pays a portion of the amount billed based on several factors including the type of coverage (for example, HMO or PPO), whether the charges are considered to be in network or out of network, and the amount of any co-pays or deductibles that the patient may have at that time. The rates that are billed are typically a percentage of those amounts allowed by Medicare for the service provided as defined by Common Procedural Terminology (CPT) codes. The amounts that are paid to us are a function of the payers’ practice for paying claims of these types and whether we have specific agreements in place with the payers. We also have a Medicare provider number that allows us to bill and collect from Medicare.

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

Selling, General and Administrative Expenses.  Selling, general and administrative expenses primarily consist of the salaries, benefits and costs attributable to the support of our operations, such as: information systems, executive management, financial accounting, purchasing, administrative and human resources personnel, as well as office space and recruiting, legal, auditing and other professional services.  Our current sales resources are targeting community pathology practices and hospitals, the sales process for this business group is designed to understand the customer’s needs and develop appropriate solutions from our range of laboratory service options.  In addition, we incur administration costs of senior medical staff, senior operations personnel, collection costs, consultants and legal resources to facilitate implementation and support of our operations.  Collection costs are incurred from a third party billing and collection company that we have engaged to perform these services because of the high degree of technical complexity and knowledge required to effectively perform these operations. These costs are incurred as a percentage of amounts collected.

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

Bad Debt

For estimated bad debts, we review the age of receivables in various financial classes and estimate the uncollectible portion based on the type of payer and age of the receivables.  However, we have outsourced the direct billing and collection of laboratory related receivables, and we work closely with our outsourced billing partner to review the details of each laboratory related account.

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

Three Months Ended June 30, 2007 Compared with Three Months Ended June 30, 2006

The following table presents our results of operations (excluding discontinued operations) as percentages:

	Percentage of Revenue
	Three months ended June 30,
	2007	2006
Revenue	100.0	100.0
Cost of revenue	53.2	53.9
Gross profit	46.8	46.1
Selling, general and administrative expenses	68.9	95.4
Loss from operations	(22.1)	(49.3)
Interest expense	4.5	2.2
Other income (expense), net	(0.2)	0.3
Loss from continuing operations	(26.8)	(51.2)

Revenue

Revenue increased 62% or $3.9 million from, $6.4 million in the second quarter of 2006 to $10.3 million in the second quarter of 2007.  This increase resulted from the execution of our marketing and sales strategy to increase our sales to new and existing customers and to enter into new managed care contracts.  This increase was also driven in part by expanding our test offerings performed to include immunohistochemistry, flow cytometry and FISH.  We anticipate revenues will continue to increase as a result of increased revenue from existing customers, additions of new customers (including managed care providers) by our sales force, and our offering of a more comprehensive suite of advanced cancer diagnostic tests.

Cost of Revenue and Gross Margin

Cost of revenue for the quarter ended June 30, 2007 was $5.5 million compared to $3.4 million for the second quarter of 2006, an increase of 60%.  These costs included laboratory personnel, lab-related depreciation expense, laboratory supplies and other direct costs such as shipping. Gross margin in the second quarter of 2007 was 47%, compared to 46% in the comparable period in 2006. The increase in gross margin in the second quarter of 2007 was attributable to achieving economies of scale in our operations. We anticipate similar or improving gross margins throughout 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the second quarter 2007 increased $1.0 million, or 17% to $7.1 million from $6.1 million for the comparable period in 2006.  As a percentage of revenue, these expenses decreased from 95% for the quarter ended June 30, 2006 to 69% for the quarter ended June 30, 2007.  The increase in expenses in 2007 was due primarily to expenses to generate and support revenue growth and to improve infrastructure, including selling and marketing expenses, billing and collection costs, and facility overhead to expand service capacity.  In addition, we have increased headcount and consulting resources in information technology to support future revenue growth throughout 2007, and we have incurred incremental stock-based compensation expense for non-employees with the increase in our stock price.  We anticipate sales expenses will continue to grow in 2007 to support our expected revenue growth, and we expect general and administrative expenses to decline as a percentage of revenues as our infrastructure costs stabilize.

Interest Expense

Interest expense for the three months ended June 30, 2007 totaled $0.5 million, compared to $0.1 million for the comparable period in 2006.  The increase was due to higher outstanding borrowings under our financing facilities.

Six Months Ended June 30, 2007 Compared with Six Months Ended June 30, 2006

The following table presents our results of operations (excluding discontinued operations) as percentages:

	Percentage of Revenue
	Six months ended June 30,
	2007	2006
Revenue	100.0	100.0
Cost of revenue	55.1	56.4
Gross profit	44.9	43.6
Selling, general and administrative expenses	73.6	100.7
Loss from operations	(28.7)	(57.1)
Interest expense	7.1	3.1
Other income (expense), net	0.2	0.6
Income taxes	0.1	0.2
Loss from continuing operations	(35.7)	(59.8)

Revenue

Revenue for the six months ended June 30, 2007 was $19.2 million compared to $11.9 million for the same period of 2006, an increase of 62% or $7.3 million.  This increase resulted from the execution of our marketing and sales strategy to increase our sales to new and existing customers and to enter into new managed care contracts.  This increase was also driven in part by expanding our test offerings to include immunohistochemistry, flow cytometry and FISH.  We anticipate revenues will continue to increase as a result of increased revenue from existing customers, additions of new customers (including managed care providers) by our sales force, and our offering of a more comprehensive suite of advanced cancer diagnostic tests.

Cost of Revenue and Gross Margin

Cost of revenue for the six months ended June 30, 2007 was $10.6 million, compared to $6.7 million for the comparable period of 2006, an increase of 58%.  These costs include laboratory personnel, lab-related depreciation expense, laboratory supplies and other direct costs such as shipping. Gross margin for the six months ended June 30, 2007 was 45%, compared to 44% in the comparable period of 2006. The increase in gross margin in 2007 was attributable to achieving economies of scale in our operations. We anticipate similar or improving gross margin results throughout 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2007 increased $2.2 million, or 18%, to $14.1 million compared to $12.0 million for the comparable period in 2006.  As a percentage of revenue, these expenses decreased from 101% for the six months ended June 30, 2006 to 74% for the six months ended June 30, 2007.  The increase in expenses in 2007 was due primarily to expenses to generate and support revenue growth and to improve infrastructure, including selling and marketing expenses, billing and collection costs, and facility overhead to expand service capacity.  In addition, we have increased headcount and consulting resources in information technology to support future revenue growth throughout 2007, and we have incurred incremental stock-based compensation expense for non-employees with the increase in our stock price.  We anticipate sales expenses will continue to grow in 2007 to support our expected revenue growth, and we expect general and administrative expenses to decline as a percentage of revenues as our infrastructure costs stabilize.

Interest Expense

Interest expense for the six months ended June 30, 2007 was $1.4 million, compared to $0.4 million for the comparable period of 2006.  The increase was due to higher outstanding borrowings under our financing facilities and warrants issued to affiliates of Safeguard Scientifics, Inc. (collectively with its affiliates “Safeguard”), our majority stockholder, in exchange for debt-guarantee fees related to our Comerica facility.  The fair value of $0.3 million related to these warrants was included in interest expense in the six months ended June 30, 2007.

Discontinued Operations

In March 2007, we completed the sale of our instrument systems business and related intellectual property assets (the “Technology business”) for net proceeds of $10.3 million (the “ACIS Sale”).  As a result of the sale, we recorded a gain of $6.2 million in the first quarter of 2007, which was partially offset by operating losses of $0.8 million during the first quarter of 2007 and $36,000 of adjustments to the gain during the second quarter of 2007.

Liquidity and Capital Resources

At June 30, 2007, we had approximately $2.6 million of cash and cash equivalents and $8.2 million available under our revolving lines of credit and Mezzanine Facility.  Cash used in operating activities was $7.6 million for the six months ended June 30, 2007 and was due primarily to our loss from continuing operations of $6.8 million, a decrease in accounts payable of $2.3 million, an increase in accounts receivable of $1.9 million, and cash used in operating activities of discontinued operations of $0.8 million, partially offset by non-cash costs and expenses of $3.4 million for depreciation, stock-based compensation and bad debt.  Cash provided by investing activities of $8.5 million consisted of the proceeds, net of selling costs, of $10.3 million received from the sale of the Technology business, partially offset by capital expenditures of $1.7 million related primarily to new laboratory equipment and information technology infrastructure enhancements.  Net cash provided by financing activities during the first six months of 2007 was $1.4 million and was attributable primarily to net borrowings of $2.4 million under our revolving lines of credit, partially offset by principal payments of $1.0 million on capital leases.

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

In July 2005, we signed a ten-year lease for a new facility which began December 1, 2005 with two five-year renewal options. We relocated our laboratory operations to the new facility in January 2006 and relocated our corporate headquarters and manufacturing operation to the new facility in the second quarter of 2006. The landlord of the new facility agreed to fund approximately $3.5 million of tenant improvements, subject to the terms of the lease agreement. Our total projected spending for the build-out of the facility is approximately $8.2 million. As of June 30, 2007, we have spent approximately $7.9 million on tenant improvements and equipment purchases to build out the facility. We expect to spend approximately $0.3 million to complete the facility project. Of the $7.9 million spent through June 30, 2007, the landlord has funded $3.3 million and we expect the landlord to fund the balance of $0.2 million of lessor concession as we complete the remaining tenant improvements of the new facility.  We have scheduled rent payments of $0.5 million over the remainder of 2007.  During the first quarter of 2007, we entered into sublease agreements with two tenants who are expected to make lease and common area expense payments of $0.3 million through the remainder of 2007.

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

On September 29, 2006, we entered into a revolving credit facility with GE Capital. The financing arrangement consists of a senior secured revolving credit facility pursuant to which we may borrow up to $5.0 million, subject to adjustment. Borrowings under the credit agreement may not exceed 85% of our qualified accounts receivable after application of certain liquidity factors and deduction of certain specified reserves, and are repaid daily by a sweep of our cash-collections lockboxes. The credit agreement includes an annual collateral monitoring fee of $12,000, and the following two financial covenants: one related to either a minimum fixed charge coverage ratio of 1.00 to 1.00, or a minimum liquidity requirement of three months cash burn (defined as balance sheet cash plus excess borrowing base available under the credit agreement), and one related to tangible net worth, which is required to be not less than $0.6 million through September 29, 2007 (with further reductions to negative $500,000 through December 30, 2007 and to negative $1.1 million at December 31, 2007 and for monthly periods thereafter).  The Company obtained a waiver from Comerica of the Company’s failure to comply with the revised tangible net worth covenant as of May 31, 2007, and the Company was in compliance with all financial covenants as of June 30, 2007. The Company believes it will remain compliant with its financial covenants for at least the next 12 months.  The facility has a two-year term and is secured by accounts receivable, along with all of our other assets and the assets of our subsidiaries. The interest rate under this financing arrangement is based on the lower of the London Interbank Offered Rate (“LIBOR”), plus 3.25% or the Wall Street Journal published Prime Rate, plus 0.5%. The credit agreement provides for a prepayment fee of 2.0% of the commitment amount if terminated during the first year and 1.0% of the commitment amount if terminated any time thereafter prior to the maturity date. In March 2007, a portion of the proceeds from the ACIS Sale reduced amounts outstanding to GE.  At June 30, 2007, we had $1.3 million of borrowings outstanding under this $5.0 million facility, and had $2.2 million of availability based on the amount of our qualified accounts receivable.

We currently have a $12.0 million revolving credit agreement with Comerica Bank (the “Comerica Facility”), which was increased from $8.5 million in January 2007, and expires on February 27, 2008.  Borrowings under the Comerica Facility totaling $9.0 million at June 30, 2007 are being used for working capital purposes, and a $3.0 million stand-by letter of credit was provided to the landlord of our leased facility and bears interest at the bank’s prime rate minus 0.5%. The Comerica Facility also includes an annual facility fee of $27,500 and one financial covenant related to tangible net worth, which is required to be not less than $0.6 million through September 29, 2007 (with further reductions to negative $500,000 through December 30, 2007 and to $1.1 million at December 31, 2007 and for monthly periods thereafter).  Borrowings under the Comerica Facility are guaranteed by Safeguard in exchange for an annual fee of 0.5% of the amount guaranteed and an amount equal to 4.5% per annum of the daily-weighted average principal balance outstanding. Additionally, we are required to pay Safeguard a quarterly usage fee of 0.875% of the amount by which the daily average principal balance outstanding under the Comerica line of credit exceeds $5.5 million. We also issued warrants to Safeguard as consideration for their guarantee as follows: (1) warrants to purchase 50,000 shares of common stock for an exercise price of $2.00 per share (for Safeguard’s guarantee of $8.5 million), (2) warrants to purchase 100,000 shares for an exercise price of $0.01 (as a commitment fee for Safeguard’s guarantee of the $3.5 million increase in the line), and (3) warrants to purchase 166,667 shares for an exercise price of $1.64 (as a maintenance fee for Safeguard’s guarantee of the $3.5 million increase in the line). The fair value of warrants issued, determined under the Black-Scholes model, is recognized as expense over the applicable period of the commitment.  At June 30, 2007, we had no availability under the Comerica Facility. The Company obtained a waiver from Comerica of the Company’s failure to comply with the revised tangible net worth covenant as of May 31, 2007, and the Company was in compliance with all financial covenants as of June 30, 2007. The Company believes it will remain compliant with its financial covenants for at least the next 12 months.

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

We believe that our existing cash resources, including the cash proceeds from the ACIS Sale and anticipated revenues, together with access to the financing sources described above, will be sufficient to satisfy the cash needs of our existing operations for at least the next 12 months. However, we have a history of operating losses and negative cash flows from operations, and future profitability is uncertain. If we are unable to achieve positive cash flow, we may fail to comply with one or more of our debt covenants, which may, if not waived, accelerate our outstanding indebtedness. Moreover, if we are unable to access one or more of our financing sources, or if we encounter other difficulties in executing our business plan, we may require additional financing. Additionally, if we reach a decision to acquire or license complementary technology or acquire complementary businesses, we may require additional debt or equity financing. There can be no assurance that we will be able to obtain additional debt or equity financing when needed or on terms that are favorable to us and our stockholders. Furthermore, if additional funds are raised through an equity or convertible debt financing, our stockholders may experience significant dilution.

The following table summarizes our contractual obligations and commercial commitments at June 30, 2007, including our facility lease and borrowings on equipment subject to operating leases.  These commitments exclude scheduled sublease receipts, any remaining amounts necessary to complete the build-out of our new facility, and a $3.0 million standby letter of credit provided to the landlord under the lease agreement for our facility.

	Payments due by period
	(in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Capital Lease Obligations	$3,107	$1,791	$1,316	$—	$—
Operating Leases	12,538	1,142	2,836	3,012	5,548
Total	$15,645	$2,933	$4,152	$3,012	$5,548

The Company subleases portions of its facility.  Future minimum sublease receipts as of June 30, 2007 are as follows:

	Receipts due by period
	(in thousands)
Sublease Receipts	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating Leases	$2,228	$363	$1,054	$565	$246

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that provide financing, liquidity, market or credit risk support or involve leasing, hedging or research and development services for our business or other similar arrangements that may expose us to liability that is not expressly reflected in the financial statements, except for facilities operating leases.

As of June 30, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

New Accounting Standards

Several new accounting standards have been issued and adopted. None of these standards had a material impact on our financial position, results of operations, or liquidity. See Note 7 of the Notes to Condensed Consolidated Financial Statements.

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

We have a history of operating losses, and future profitability is uncertain. We have incurred operating losses in every year since inception, and our accumulated deficit as of June 30, 2007 was $137.7 million. Those operating losses are principally associated with the research and development of our ACIS technology (which we transferred to Zeiss in the ACIS Sale), the conducting of clinical trials, preparation of regulatory clearance filings, the development of Dako’s sales and marketing organization to commercialize the ACIS and the investments we have made relating to our diagnostic services business.

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

Although we believe the cash proceeds from the ACIS Sale, as well as our available credit lines, will be sufficient to fund our business operations, we may require additional financing for, among other things, expansion of our laboratory operations, development of novel molecular tests, capital expenditures and other costs, and it is uncertain whether such financing will be available on favorable terms, if at all.

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

Our present and future funding requirements will also depend on certain other external factors, including, among other things:

•                  the level of development investment required to maintain and improve our service offerings; including the development of novel molecular tests;

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

We are required to maintain compliance with financial and other restrictive covenants in our debt financing agreements which can restrict out ability to operate our business, and if we fail to comply with those covenants, our outstanding indebtedness may be accelerated.

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

•       merge or consolidate or otherwise combine with another company; and

•       transfer or sell our assets.

These covenants could adversely affect our ability to finance our future operations or capital needs and pursue available business opportunities, including acquisitions. A breach of any of these covenants could result in a default in respect of the related indebtedness. During 2006 and 2007, we were unable to comply with certain of the financial covenants (including the requirement that we maintain a minimum tangible net worth) under our credit agreements with GE Capital and Comerica Bank. While our lenders have waived those defaults and we have agreed to new financial covenants with respect to future periods, if a default occurs in the future, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness.

We have identified material weaknesses in our internal control over financial reporting.

We identified a material weakness in our internal control over financial reporting as of March 31, 2007 as a result of insufficient compensating controls in our accounting for accounts receivable and contractual allowances. Although we believe we have remediated this weakness during the second quarter of 2007, we may in the future identify further material weaknesses in our internal control over financial reporting that we have not discovered to date.

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

The diagnostic laboratory market is characterized by rapid technological change, frequent new product introductions and evolving industry standards, and we may encounter difficulties keeping pace with changes in this market.

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

The laboratory business is intensely competitive both in terms of price and service. This industry is dominated by several national independent laboratories, but includes many smaller niche and regional independent laboratories as well. Large commercial enterprises, including Quest and LabCorp, have substantially greater financial resources and may have larger research and development programs and more sales and marketing channels than we do, enabling them to potentially develop and market competing products and services. These enterprises may also be able to achieve greater economies of scale or establish contracts with payer groups on more favorable terms. Smaller niche laboratories compete with us based on their reputation for offering a narrow test menu. Academic and regional medical institutions generally lack the advantages of the larger commercial laboratories but still compete with us on a limited basis. Pricing of laboratory testing services is one of the significant factors often used by health care providers in selecting a laboratory. As a result of the laboratory industry undergoing significant consolidation, larger clinical laboratory providers are able to increase cost efficiencies afforded by large-scale automated testing. This consolidation results in greater price competition. We may be unable to increase cost efficiencies sufficiently, if at all, and as a result, our operating results, cash flows and our financial position could be negatively impacted by such price competition.

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

Furthermore, we believe some of our current competitors, as well as other currently non-competitive companies, are actively engaged in research in areas where we are also performing product development. The resulting products from these companies may directly compete with our potential products or may address other areas of diagnostic evaluation. The competitive markets for our potential products may be dependent on timing of entries into the markets. Early entry may provide a company with an advantage in gaining product acceptance contributing to the product’s eventual success in the market. Therefore, speed in development and in achieving clinical study and regulatory success may provide an advantage.

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

Our success will depend, in part, on the continued and uninterrupted performance of our information technology systems. Information systems are used extensively in virtually all aspects of our business, including laboratory testing, billing, customer service, logistics, management of medical data and dissemination of test results. Our success depends, in part, on the continued and uninterrupted performance of our information technology systems.

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

Our facility may be affected by catastrophes such as fires, earthquakes or sustained interruptions in electrical service. Earthquakes are of particular significance to us because our laboratory facility is located in southern California, an earthquake-prone area. In the event our existing facility or equipment are affected by man-made or natural disasters, we may be unable to process our customers’ samples in a timely manner and unable to operate our business in a commercially competitive manner.

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

•         Ken Bloom, M.D., our Chief Medical Director;

•         Karen Garza, our Senior Vice President, Strategic Planning and Business Development;

•         Jose de la Torre-Bueno, Ph.D., our Vice President and Chief Technology Officer; and

•         David J. Daly, our Senior Vice President of Commercial Operations.

As previously reported, in June 2007 James Agnello, our Senior Vice President and Chief Financial Officer, took a short term medical leave of absence.  Mr. Agnello has since returned from his medical leave and is expected to make a full recovery.

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

Managed care providers typically contract with a limited number of diagnostic laboratories and then designate the laboratory or laboratories to be used for tests ordered by participating physicians. The majority of managed care testing is negotiated on a fee-for-service basis at a discount. Such discounts have historically resulted in price erosion and we expect that they could negatively impact our operating margins as we continue to offer laboratory services to managed care organizations.

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

We incur significant additional costs as a result of our participation in the Medicare and Medicaid programs, as billing and reimbursement for laboratory testing are subject to considerable and complex federal and state regulations. The additional costs we expect to incur include those related to:  (1) complexity added to our billing processes; (2) training and education of our employees and customers; (3) implementing compliance procedures and oversight; (4) collections and legal costs; and (5) costs associated with, among other factors, challenging coverage and payment denials and providing patients with information regarding claims processing and services, such as advanced beneficiary notices.

We are dependent on others for the development of products. The failure of our collaborations to successfully develop products could harm our business.

Our business strategy includes entering into agreements with clinical and commercial collaborators and other third parties for the development, clinical evaluation and marketing of new products, including novel molecular tests. Research performed under a collaboration for which we receive or provide funding may not lead to the development of products in the timeframe expected, or at all. If these agreements are terminated earlier than expected, or if third parties do not perform their obligations to us properly and on a timely basis, we may not be able to successfully develop new products as planned, or at all.

We may acquire other businesses, products or technologies in order to remain competitive in our market and our business could be adversely affected as a result of any of these future acquisitions.

We may make acquisitions of complementary businesses, products or technologies. If we identify any additional appropriate acquisition candidates, we may not be successful in negotiating acceptable terms of the acquisition, financing the acquisition, or integrating the acquired business, products or technologies into our existing business and operations. Further, completing an acquisition and integrating an acquired business will significantly divert management time and resources. The diversion of management attention and any difficulties encountered in the transition and integration process could harm our business. If we consummate any significant acquisitions using stock or other securities as consideration, our shareholders’ equity could be significantly diluted. If we make any significant acquisitions using cash consideration, we may be required to use a substantial portion of our available cash. Acquisition financing may not be available on favorable terms, if at all. In addition, we may be required to amortize significant amounts of other intangible assets in connection with future acquisitions, which would harm our operating results and financial condition.

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

Any breakdown in the protection of our licensed proprietary technology, or any determination that our licensed proprietary technology infringes on the rights of others, could materially affect our business.

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

The healthcare industry has been the subject of extensive litigation regarding patents and other proprietary rights and if we are unable to protect our licensed patents and proprietary rights, through litigation or otherwise, our reputation and competitiveness in the marketplace could be materially damaged.

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

The use and disclosure of patient medical information is subject to substantial regulation by federal, state, and foreign governments. For example, the Health Insurance Portability and Accountability Act of 1996, known as HIPAA, was enacted among other things, to establish uniform standards governing the conduct of certain electronic health care transactions and to protect the security and privacy of individually identifiable health information maintained or transmitted by health care providers, health plans and health care clearinghouses. We are currently required to comply with three standards under HIPAA. We must comply with the Standards for Electronic Transactions, which establish standards for common health care transactions, such as claims information, plan eligibility, payment information and the use of electronic signatures; unique identifiers for providers, employers, health plans and individuals; security; privacy; and enforcement. We were required to comply with these Standards by October 16, 2003. We also must comply with the Standards for Privacy of Individually Identifiable Information, which restrict our use and disclosure of certain individually identifiable health information. We were required to comply with the Privacy Standards by April 14, 2003. The Security Standards required us to implement certain security measures to safeguard certain electronic health information by April 20, 2005. In addition, CMS has published a final rule, which required us to adopt a Unique Health Identifier for use in filing and processing health care claims and other transactions beginning May 23, 2007. While the government intended this legislation to reduce administrative expenses and burdens for the health care industry, our compliance with this law may entail significant and costly changes for us. If we fail to comply with these standards, we could be subject to criminal penalties and civil sanctions.

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

Under such laws, we are prohibited from practicing medicine or exercising control over the provision of medical services and may only do so through a professional corporation designed for this purpose. In order to comply with such laws, all medical services are provided by or under the supervision of Clarient Pathology Associates, Inc. (the “P.C.”). We refer to the P.C. and us collectively throughout this report as “we”, “us”, and “our”, except in this paragraph and the related description of our business under the heading “Governmental Regulatory Status” in Item 1 of our Annual Report on Form 10-K. The P.C. is organized so that all physician services are offered by the physicians who are employed by the P.C. Clarient does not employ practicing physicians as practitioners, exert control over their decisions regarding medical care, or represent to the public that Clarient offers medical services. Clarient has entered into an Administrative Services Agreement with the P.C. pursuant to which Clarient performs all non-medical management of the P.C. and has exclusive authority over all aspects of the business of the P.C. (other than those directly related to the provision of patient medical services or as otherwise prohibited by state law). The non-medical management provided by Clarient includes, among other functions, treasury and capital planning, financial reporting and accounting, pricing decisions, patient acceptance policies, setting office hours, contracting with third party payers, and all administrative services. Clarient provides all of the resources (systems, procedures, and staffing) or contracts with third party billing services to bill third party payers or patients. Clarient also provides or procures all of the resources for cash collection and management of accounts receivables, including custody of the lockbox where cash receipts are deposited. Compensation guidelines for the licensed medical professionals at the P.C. are set by Clarient, and Clarient has established guidelines for selecting, hiring, and terminating the licensed medical professionals. Where applicable, Clarient also negotiates and executes substantially all of the provider contracts with third party payers. Clarient will not loan or otherwise advance funds to the P.C. for any purpose.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We invest excess cash in short-term debt securities that are intended to be held to maturity. These short-term investments typically have various maturity dates which do not exceed one year. We had no short-term investments as of June 30, 2007.

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

As reported in Item 4 of our Quarterly Report on Form 10-Q (for the quarter ended March 31, 2007) filed with the Securities and Exchange Commission on May 9, 2007, management identified a material weakness in our internal control over financial reporting as of March 31, 2007 as a result of insufficient review controls.  Management reached this conclusion as a result of the discovery of an error in our calculation of the estimated contractual discount percentage we provide to third party payers, which percentage directly impacts our calculation of revenue and accounts receivable, and indirectly the allowance for doubtful accounts.  The error resulted from the use of incorrect data and insufficient management review. This error, if it had gone undetected, would have resulted in an overstatement of our revenues and accounts receivable of approximately $400,000 as of and for the three months ended March 31, 2007.  The error was discovered during the independent review of, and prior to the completion of, the condensed consolidated financial statements as of and for the quarter ended March 31, 2007, and an adjustment was made to those condensed consolidated financial statements included in that report to correct the error.   During the quarter ended June 30, 2007, the company implemented additional review procedures which management believes have remediated this material weakness.  Except for this change, there have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in our risk factors from the information set forth in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4.  Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on June 27, 2007.  At the meeting, the stockholders voted in favor of electing as directors the 8 nominees named in the Proxy Statement dated May 25, 2007.

The number of votes were as follows:

NAME	FOR	WITHHELD
Ronald A. Andrews	67,898,165	1,404,535

Peter J. Boni	67,887,366	1,415,334

James A Datin	67,876,937	1,425,763

Michael J. Pellini, M.D.	67,900,212	1,402,488

Frank P. Slattery, Jr.	68,756,629	546,071

Dennis Smith, Jr., M.D.	68,821,783	480,917

Gregory Waller	68,757,787	544,913

Jon R. Wampler	68,819,043	483,657

Also at the annual meeting, the stockholders voted in favor to approve the Company’s 2007 Incentive Award Plan.

The number of votes were as follows:

For	49,544,724

Against	702,330

Abstain	88,066

Broker Non-Vote	18,957,580

Also at the annual meeting, the stockholders voted in favor to ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007.  The number of votes were as follows:

For	68,866,570

Against	174,995

Abstain	251,136

Item 6. Exhibits

The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Report.

Exhibit Number	Description
10.1	2007 Incentive Awards Plan (a)

10.2	Form of Stock Option Agreement (b)

31.1 †	Certification of Ronald A. Andrews pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934
31.2 †	Certification of James V. Agnello pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934
32.1 †	Certification of Ronald A. Andrews pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for
32.2 †	Certification of James V. Agnello pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)          Filed on June 29, 2007 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.

(b)         Filed on July 16, 2007 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.

†                  Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLARIENT, INC.

DATE: AUGUST 2, 2007	BY:	/s/ Ronald A. Andrews
Ronald A. Andrews
President and Chief Executive Officer

DATE: AUGUST 2, 2007	BY:	/s/ James V. Agnello
James V. Agnello
Senior Vice President and Chief Financial Officer