Form 10-Q
period 2007-09-30
CLARIENT, INC
filed 2007-11-05
CIK 1038223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2007

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

Yes  ☐   No  ☒

As of October 30, 2007, 71,886,915 shares of the Registrant’s common stock were outstanding.

CLARIENT, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1.

CLARIENT, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
 (in thousands, except share and per share amounts)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,994	$448
Accounts receivable, net of allowance for doubtful accounts of $1,780 and $1,040 at September 30, 2007 and December 31, 2006, respectively	11,604	8,851
Inventories	872	660
Prepaid expenses and other current assets	995	514
Current assets of discontinued operations	—	1,306
Total current assets	15,465	11,779
Property and equipment, net	10,909	10,138
Other assets	297	70
Non-current assets of discontinued operations	—	5,043
Total assets	$26,671	$27,030
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Revolving lines of credit	$13,086	$2,468
Accounts payable	2,804	4,055
Accrued payroll	2,364	1,420
Accrued expenses	2,721	2,303
Current maturities of capital lease obligations	1,588	2,150
Current liabilities of discontinued operations	—	1,327
Total current liabilities	22,563	13,723
Long-term debt, including capital lease obligations	1,082	7,439
Deferred rent and other non-current liabilities	4,023	3,651
Non-current liabilities of discontinued operations	—	1,057

Commitments and contingencies

Stockholders’ (deficit) equity:
Common stock $0.01 par value, authorized 100,000,000 shares, issued and outstanding 71,800,759 and 71,487,642 at September 30, 2007 and December 31, 2006, respectively	718	715
Additional paid-in capital	138,817	136,670
Accumulated deficit	(140,456)	(136,211)
Accumulated other comprehensive loss	(76)	(14)
Total stockholders’ (deficit) equity	(997)	1,160
Total liabilities and stockholders’ (deficit) equity	$26,671	$27,030

See accompanying notes to condensed consolidated financial statements.

CLARIENT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue	$12,058	$7,936	$31,251	$19,817
Cost of revenue	5,739	4,398	16,311	11,097
Gross profit	6,319	3,538	14,940	8,720

Selling, general and administrative expenses	8,741	6,369	22,876	18,334
Loss from operations	(2,422)	(2,831)	(7,936)	(9,614)
Interest expense	286	173	945	339
Interest expense to related parties	206	96	903	299
Other income (expense), net	—	(9)	48	59
Loss from continuing operations before income taxes	(2,914)	(3,109)	(9,736)	(10,193)
Income taxes	—	3	23	19
Loss from continuing operations	(2,914)	(3,112)	(9,759)	(10,212)
Income (loss) from discontinued operations	153	(838)	5,514	(2,331)
Net loss	$(2,761)	$(3,950)	$(4,245)	$(12,543)

Basic and diluted income (loss) per common share:
Loss from continuing operations	$(0.04)	$(0.05)	$(0.14)	$(0.15)
Income (loss) from discontinued operations	—	(0.01)	0.08	(0.04)
Net loss	$(0.04)	$(0.06)	$(0.06)	$(0.19)

Weighted average number of common shares outstanding	71,613,956	67,339,694	71,482,084	67,007,971

See accompanying notes to condensed consolidated financial statements.

CLARIENT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(4,245)	$(12,543)
(Income) loss from discontinued operations	(5,514)	2,331
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,500	1,989
(Gain) loss on sale of property and equipment	1	(401)
Provision for bad debts	1,765	(114)
Stock-based compensation	1,195	917
Changes in operating assets and liabilities:
Accounts receivable, net	(4,517)	(3,834)
Inventories	(212)	(120)
Prepaid expenses and other assets	71	347
Accounts payable	(1,671)	990
Accrued payroll	944	735
Accrued expenses	335	52
Deferred rent and other non-current liabilities	372	1,869
Cash flows from operating activities of discontinued operations	(649)	(1,764)
Net cash used in operating activities	(9,625)	(9,318)

Cash flows from investing activities:
Additions to property and equipment	(2,650)	(5,423)
Proceeds from sale of property and equipment	—	415
Proceeds from sale of discontinued operations, net of selling costs	10,329	—
Cash flows from investing activities of discontinued operations	(132)	(3,915)
Net cash provided by (used in) investing activities	7,547	(8,923)

Cash flows from financing activities:
Proceeds from exercise of stock options	361	18
Borrowings on long-term debt, including capital lease obligations	—	1,859
Repayments on long-term debt, including capital lease obligations	(1,563)	(1,947)
Borrowings on revolving lines of credit	17,697	6,500
Repayments on revolving lines of credit	(12,579)	—
Issuance of common stock	—	3,000
Offering costs	—	(64)
Cash flows from financing activities of discontinued operations	(230)	1,849
Net cash provided by financing activities	3,686	11,215

Effect of exchange rate changes on cash and cash equivalents	(62)	38

Net increase (decrease) in cash and cash equivalents	1,546	(6,988)

Cash and cash equivalents at beginning of period	448	9,333

Cash and cash equivalents at end of period	$1,994	$2,345

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,238	$424
Cash paid for income taxes	$23	$19

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

The financial statements have been prepared on a going concern basis, which assumes that the Company will have sufficient resources to pay its obligations as they become due during at least the next 12 months. In addition to revenues from the Company’s laboratory services business, at September 30, 2007, the Company had $6.0 million of availability under its credit facility with Safeguard Scientifics, Inc. (“Safeguard”), which may be used for working capital purposes. In addition, the Company has borrowed $4.1 million under the Company’s $5.0 million line of credit with General Electric Capital Corporation (“GE Capital”). The Company expects to be able to access the remaining $0.9 million available under that facility as eligible accounts receivable continue to grow. During the next twelve months, the Company’s two currently utilized debt agreements will expire, at which time the Company will need to extend, renew or refinance this debt and possibly secure additional debt or equity financing in order to fund anticipated working capital needs and capital expenditures, and to execute its strategy of developing and commercializing novel markers. Management believes that its current cash resources and commitments under its credit facilities together with proceeds from the additional equity or debt financing, refinancing, renewals or recapitalizations of existing indebtedness noted above, will enable the Company to maintain current operations through at least the next 12 months and fund anticipated capital expenditures and implementation of its novel marker strategy. However, the Company has a history of operating losses and negative cash flows from operations, and future profitability is uncertain. If the Company is unable to achieve positive cash flow, it may fail to comply with one or more of its debt covenants, which, if not waived, may accelerate outstanding indebtedness. Additionally, there can be no assurance that the Company will be able to fully access existing financing sources or obtain additional debt or equity financing when needed or on terms that are favorable to the Company and its stockholders.

(2)         Discontinued Operations

On March 8, 2007, the Company sold its instrument systems business, consisting of certain tangible assets, inventory, intellectual property (including the Company’s patent portfolio and the ACIS and ChromaVision trademarks), contracts and other assets used in the operations of the instrument systems business (the “Technology business”) to Carl Zeiss MicroImaging, Inc. and one of its subsidiaries (collectively, “Zeiss”) for an aggregate purchase price of $12.5 million, consisting of $11.0 million in cash and up to an additional $1.5 million in contingent purchase price, subject to satisfaction of certain post-closing conditions relating to intellectual property (the “ACIS Sale”). As part of the transaction, the Company entered into a license agreement with Zeiss pursuant to which Zeiss granted the Company a non-exclusive, perpetual and royalty-free license to certain of the transferred patents, copyrights and software code for use in connection with imaging applications (excluding sales of imaging instruments) and the Company’s laboratory services business. The acquisition agreement also contemplates that the Company and Zeiss will each invest up to $3 million in cash or other in-kind contributions to pursue a joint development arrangement with respect to rare event detection. The acquisition agreement contemplated that the parties would cooperate to enter into a definitive agreement with respect to such an arrangement within 120 days following the closing date, which was extended to October 31, 2007. As of the filing date of this report, the parties remain engaged in discussions regarding possible future business opportunities. The Company has no obligation to invest any cash or other in-kind contributions should the parties be unable to agree upon terms for such a definitive agreement.

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

The Company also agreed not to compete with Zeiss in connection with the development, production and sale of imaging instruments for a period of 42 months following the closing date. In addition, the Company agreed to provide certain customary transition services to Zeiss until September 30, 2007 (subject to payment of customary transition services fees). The parties also entered into a sublease pursuant to which Zeiss will sublease the premises currently occupied by the Technology business for a period of three years following the closing date for a proportionate share of the rent payable to the landlord under the Company’s lease agreement. Approximately 37 of the Company’s employees that were devoted primarily to its Technology business were terminated on March 8, 2007 and most were offered employment with Zeiss. The Company has agreed not to solicit those employees for employment without Zeiss’s consent for a period of 42 months following the closing date (unless such employees are first terminated by Zeiss). Zeiss did not hire any of the Company’s executive officers.

The Technology business is reported in discontinued operations for all periods presented. The Company recognized a gain on sale which is calculated as follows (in thousands):

Proceeds from sale		$11,000
Less: Selling costs		(671)
Net proceeds from sale		10,329

Inventories	(1,480)
Property and equipment, net	(473)
Goodwill and intangibles, net	(4,042)
Other assets	(518)
Deferred revenue	692
Debt	1,616
Net assets sold		(4,205)
Gain on sale		$6,124

Results of discontinued operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue	$60	$1,186	$864	$3,551
Cost of revenue	—	563	364	1,383
Operating expenses	(93)	1,408	1,078	4,368
Interest expense	—	53	32	131
Net income (loss) from discontinued operations	153	(838)	(610)	(2,331)
Gain on sale	—	—	6,124	—
Income (loss) from discontinued operations	$153	$(838)	$5,514	$(2,331)

The assets and liabilities of the discontinued operations were as follows (in thousands):

December 31, 2006
Inventories	$1,220
Other current assets	86
Total current assets	1,306
Property and equipment, net	470
Goodwill and intangibles, net	4,014
Other non current assets	559
Total assets	$6,349

Current portion of long term debt	746
Deferred revenue	581
Total current liabilities	1,327
Long-term debt	1,057
Total liabilities	$2,384

(3)         Equity-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”). SFAS 123(R) requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award. SFAS 123(R) also requires fair value measurement of the cost of employee services received in exchange for an award.

Stock-based compensation related to continuing operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of revenue	$8	$4	$26	$12
Selling, general and administrative expense	369	304	1,169	905

Total stock-based compensation expense	$377	$308	$1,195	$917

The Company’s 1996 Stock Option Plan expired on December 11, 2006.  At the Company’s annual meeting on June 27, 2007, the stockholders voted in favor to approve the Company’s 2007 Incentive Award Plan (the 2007 Plan).  The 2007 Plan provides for the grant of incentive stock options and nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, performance bonus awards and performance-based awards. The maximum numbers of shares of common stock of the Company available for issuance under the 2007 Plan is the sum of 4,000,000 shares plus any shares which are subject to awards under the Company’s 1996 Stock Option Plan as of the effective date of the 2007 Plan that terminate, expire or lapse for any reason.

During the three months ended September 30, 2007, the Company granted 326,825 options under the 2007 Plan.  The options have vesting terms ranging from one to four years, and contractual lives ranging from seven to ten years.  The fair value of $0.4 million for these stock-based awards was estimated at the date of grant using the Black-Scholes option-pricing model. Using a risk-free rate range of 4.1% to 4.3% based on the U.S. Treasury yield curve in effect at the end of the quarter in which the grant occurred, expected life of 3.5 years to 6.1 years was estimated using the historical exercise behavior of option holders and expected volatility of 86.8% was based on historical volatility for a period equal to the stock option’s expected life.

(4)         Net Income (Loss) Per Share

Basic and diluted income (loss) per common share is calculated by dividing net income (loss) by the weighted average common shares outstanding during the period. Stock options, restricted stock and warrants to purchase an aggregate of 12,519,656 and 13,774,084 shares of common stock were outstanding at September 30, 2007 and 2006, respectively. These common stock equivalents were not included in the computation of diluted earnings per share for either the three months or nine months ended September 30, 2007 and 2006, respectively, because the Company incurred a net loss from continuing operations in all periods presented and hence, the impact would be anti-dilutive.

(5)         Comprehensive Income (Loss)

The total comprehensive loss is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net loss	$(2,761)	$(3,950)	$(4,245)	$(12,543)
Foreign currency translation adjustment	(1)	(1)	(62)	38
Comprehensive loss	$(2,762)	$(3,951)	$(4,307)	$(12,505)

(6)         Business Segment

The Company operates primarily in one business segment engaged in the delivery of critical oncology testing services to community pathologists, biopharmaceutical companies and other researchers.

(7)         Recent Accounting Developments

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”). SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in SFAS No. 159, which allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. Management is currently evaluating the effect of this pronouncement on its financial statements.

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

(8)         Stock Transactions

Due to its beneficial ownership of approximately 60% of the Company’s outstanding common stock, Safeguard has the power to elect all of the directors of the Company, although Safeguard has contractually agreed with the Company that a majority of the board of directors will consist of individuals not specifically designated by Safeguard. The Company has given Safeguard contractual rights enabling it to exercise significant control over the Company.

(9)         Lines of Credit

Comerica Line of Credit. In January 2007, the Company entered into an amendment to its revolving credit agreement with Comerica (the “Comerica Facility”) to increase available borrowings from $8.5 million to $12.0 million (consisting of a $9.0 million revolving line of credit and a $3.0 million stand-by letter of credit that has been provided to the landlord of the Company’s headquarters and laboratory). The Comerica line of credit bears interest at a rate of Comerica’s prime rate minus 0.5%. In connection with the execution of the January 2007 amendment, the Company and Safeguard signed an Amended and Restated Reimbursement and Indemnity Agreement (the “Reimbursement Agreement”) under which Safeguard agreed to increase the amount of its guaranty to $12.3 million, which includes $0.3 million to cover any interest costs or fees that may be payable to Comerica. As consideration for Safeguard’s increase in its guaranty, the Company issued Safeguard, as a commitment fee, a four year warrant to purchase 100,000 shares of the Company’s common stock for an exercise price of $0.01 per share (the “Commitment Fee Warrant”). In addition, the Company agreed to pay Safeguard a facility maintenance fee in the form of a four year warrant to purchase 166,667 shares of the Company’s common stock for an exercise price of $1.64 per share (the “Maintenance Fee Warrant”). The Company recorded $337,000 of interest expense related to these warrants which is the full fair value of the warrants determined under the Black-Scholes option pricing model. The full fair value of the warrants was expensed in the quarter ended March 31, 2007, since, at the time the warrants were issued, the line of credit was to expire within the same quarter. Under the Reimbursement Agreement, the Company is required to pay Safeguard a quarterly usage fee of 1.125% of the daily weighted average principal balance ($9.0 million for the quarter ended September 30, 2007) outstanding under the Comerica revolving line of credit, plus .875% of the amount by which the daily average principal balance outstanding under the Comerica revolving line of credit exceeds $5.5 million. The usage fees expensed for the three months and nine months ended September 30, 2007 were $134,000 and $377,000, respectively, and are included under interest expense to related parties. On February 28, 2007, the Company entered into an amendment to the Comerica loan agreement to extend the maturity date of the facility to February 27, 2008. The Company also obtained waivers from Comerica of the Company’s failure to comply with the minimum tangible net worth covenant for periods prior to March 2007.  In March 2007, the Company entered into an amendment to the Comerica loan agreement pursuant to which the financial covenant relating to tangible net worth was revised, and the Company subsequently obtained a waiver from Comerica of the Company’s failure to comply with the revised tangible net worth covenant as of May 31, 2007. On November 1, 2007, the Company entered into an amendment to the Comerica loan agreement pursuant to which the minimum tangible net worth levels the Company is required to maintain were further amended to equal negative $2.8 million from October 30, 2007 through December 31, 2007, negative $5.3 million from January 1, 2008 through March 31, 2008, negative $6.7 million from April 1, 2008 through June 30, 2008 and negative $7.5 million from and after July 1, 2008. The Company also obtained waivers from Comerica for the Company’s failure to comply with tangible net worth covenant with respect to the period from August 1, 2007 through October 30, 2007.  The Comerica line of credit includes an annual facility fee of $27,500. At September 30, 2007, the Company had borrowings of $9.0 million outstanding, a stand-by letter of credit of $3.0 million outstanding and had no availability under the line of credit.

GE Capital Line of Credit. On September 29, 2006, the Company entered into a Loan and Security Agreement with GE Capital. The financing arrangement consists of a senior secured revolving credit facility pursuant to which the Company may borrow up to $5.0 million, subject to adjustment. Borrowings under the credit agreement may not exceed 85% of the Company’s qualified accounts receivable after application of certain liquidity factors and deduction of certain specified reserves, and are repaid daily by a sweep of the Company’s cash-collections lockbox. The credit agreement includes an annual collateral monitoring fee of $12,000. The interest rate under this financing arrangement is based on the lower of the London Interbank Offered Rate (“LIBOR”), plus 3.25% or the Wall Street Journal published Prime Rate, plus 0.5%. The credit agreement provides for a prepayment fee of 2.0% of the commitment amount if terminated during the first year and 1.0% of the commitment amount if terminated any time thereafter prior to the maturity date. The facility has a two-year term and is secured by the diagnostic services business accounts receivable, along with all of the other assets of the Company and its subsidiaries.  The facility contains two financial covenants with which the Company is required to comply: one which requires the Company to maintain either a minimum fixed charge coverage ratio of 1.00 to 1.00 (once the Company achieves positive cash flow, as defined in the credit agreement) or minimum liquidity of three months cash burn, defined as balance sheet cash plus excess borrowing base available under the credit agreement (during periods until the Company achieves positive cash flow), and one related to tangible net worth. In January, February and March 2007, the Company entered into amendments to its Loan and Security Agreement with GE Capital, pursuant to which GE Capital consented to the increase in available borrowings under the Comerica Loan Agreement, the execution of the Reimbursement Agreement with Safeguard, the execution and incurrence of indebtedness under the Safeguard Mezzanine Facility (described below), and the sale of the Company’s instrument systems business to Zeiss. In addition, in February 2007, the Company obtained waivers from GE Capital of its failure to comply with the minimum tangible net worth and minimum liquidity covenants in the GE Capital credit agreement. The March 2007 amendment modified the terms of the financial covenant requiring the Company to maintain a minimum level of tangible net worth, and the Company subsequently obtained a waiver from GE Capital of the Company’s failure to comply with the revised tangible net worth covenant as of May 31, 2007 and for the Company’s failure to comply with the minimum liquidity requirement in July 2007. On October 30, 2007, the Company entered into an amendment to the GE Capital loan agreement pursuant to which the minimum liquidity requirement was modified to include availability under the Safeguard mezzanine financing described below as part of the calculation of whether the minimum liquidity requirements have been satisfied. In addition, the amendment further modified the minimum tangible net worth levels the Company is required to maintain to equal negative $2.8 million from October 30, 2007 through December 31, 2007, negative $5.3 million from January 1, 2008 through March 31, 2008, negative $6.7 million from April 1, 2008 through June 30, 2008 and negative $7.5 million from and after July 1, 2008. The Company also obtained waivers from GE Capital for the Company’s failure to comply with minimum liquidity requirement as of July 31, 2007 and September 30, 2007 and with the tangible net worth covenant with respect to the period from August 1, 2007 through the date of the amendment. At September 30, 2007, the Company had $4.1 million outstanding under this $5.0 million facility. Based on the amount of the Company’s qualified accounts receivable at September 30, 2007, the Company had no availability under the line of credit as of September 30, 2007.

Safeguard Mezzanine Financing. On March 7, 2007, the Company obtained a subordinated revolving credit line (the “Mezzanine Facility”) from a Safeguard affiliate. The Mezzanine Facility, which expires December 8, 2008, provides the Company access to up to $6.0 million in working capital funding as the Company continues to grow its business. Borrowings on the Mezzanine Facility will bear interest at an annual rate of 12%. The Mezzanine Facility was originally $12.0 million, but was reduced by $6.0 million as a result of the ACIS Sale. In connection with the Mezzanine Facility, the Company issued (or is required to issue) to Safeguard: (1) warrants to purchase 125,000 shares of common stock with an exercise price of $0.01 per share, expiring March 7, 2011; (2) warrants to purchase 62,500 shares of common stock with an exercise price of $1.39 per share (reflecting a 15% discount to the trailing 10-day average closing price of our common stock prior to March 7, 2007), expiring March 7, 2011; and (3) four-year warrants to purchase 31.25 additional shares of common stock for each $1,000 borrowed (with a minimum individual draw amount of $1 million). The Company will recognize $273,000 of interest expense ratably over the term of this agreement related to these warrants, which is the fair value of the warrants for 125,000 and 62,500 shares, determined under the Black-Scholes option pricing model. The Company expensed $37,000 and $87,000 related to these warrants during the three months and nine months ended September 30, 2007, respectively. To date, no amounts have been drawn on the line. Therefore, no expense has been recognized for the warrants to be issued upon borrowings on the Mezzanine Facility. The Mezzanine Facility is subordinated in right of payment only to the existing loan facilities with Comerica and GE Capital. Prepayment of all amounts owed under the Mezzanine Facility is mandatory in the event of a change of control or liquidation of the Company. In addition, all amounts owed under the Mezzanine Facility must be repaid on the later of December 6, 2008 or 90 days following full repayment of all debt under the GE Capital facility. The Company may elect to prepay the outstanding principal amount with five business day’s written notice to Safeguard. The Mezzanine Facility also provides Safeguard with a right of first offer/refusal for any subsequent debt facility subordinate to the GE Capital facility and Comerica line of credit. As of September 30, 2007, the Company had $6.0 million available under the Mezzanine Facility.

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

The capital lease obligations as of September 30, 2007 are as follows (in thousands):

Fiscal year:
Remainder of 2007	$596
2008	1,500
2009	796
Subtotal	2,892
Less: interest	(222)
Total	2,670
Less: current portion	(1,588)
Capital lease obligations, excluding current portion	$1,082

(11) Commitments and Contingencies

Operating Lease Commitment. The Company utilizes various operating leases for office space and equipment. The Company entered into a lease agreement dated July 20, 2005 for a mixed-use building with approximately 78,000 square feet in Aliso Viejo, California. The lease commenced on December 1, 2005 with an initial term of 10 years and an option to extend the lease term for up to two additional five-year periods. The initial annual base rent was approximately $500,000. As the Company occupied additional square footage, the annual base rent was increased to approximately $1.0 million on June 1, 2006 and will be increased to approximately $1.4 million on December 1, 2008. The base rent is increased 3% annually effective on December 1 of each year beginning in 2006. The Company is also responsible for payments of common area operating expenses for the premises. The landlord has agreed to fund approximately $3.5 million of tenant improvements toward design and construction costs associated with the build-out of the facility of which the landlord has reimbursed the Company $3.3 million through September 30, 2007. Such costs are capitalized as leasehold improvements and amortized over the shorter of the estimated useful life or remaining life of the lease, while the reimbursement is recorded to deferred rent and recovered ratably over the term of the lease.

The Company has entered into sublease agreements with two tenants for approximately 33,000 square feet. Amounts received under these leases are recognized as a reduction to rent expense over the term of each lease.

At September 30, 2007, future minimum lease payments for all operating leases, excluding scheduled sublease receipts, are as follows (in thousands):

Fiscal year:
Remainder of 2007	$306
2008	1,223
2009	1,480
2010	1,503
2011	1,498
2012	1,538
Thereafter	4,776
$12,324

The Company subleases portions of its facility. Expected future minimum sublease receipts to the Company as of September 30, 2007 are as follows (in thousands):

Fiscal year:
Remainder of 2007	$(71)
2008	(502)
2009	(585)
2010	(327)
2011	(282)
2012	(292)
Thereafter	(98)
$(2,157)

(12)  Income Taxes

The Company’s consolidated income tax expense for the three and nine months ended September 30, 2007 was $-0- and $23,000, respectively, versus $3,000 and $19,000 for the three and nine months ended September 30, 2006, respectively. The consolidated income tax expense resulted from quarterly minimum estimated state tax payments. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the net operating loss benefit that would have been recognized in 2007 was offset by a valuation allowance.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Adoption of FIN 48 had no impact on the Company’s consolidated results of operations and financial position.

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

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax years 2004 and forward remain open for examination for federal tax purposes and tax years 2002 and forward remain open for examination for the Company’s more significant state tax jurisdictions. To the extent utilized in future years’ tax returns, net operating loss and capital loss carryforwards at September 30, 2007 will remain subject to examination until the respective tax year of utilization is closed.

 (13) Legal Proceedings

The Company is involved in various legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industries in which we operate and other matters, as well as management’s beliefs and assumptions and other statements regarding matters that are not historical facts. These statements include, in particular, statements about our plans, strategies and prospects. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our forward-looking statements are subject to risks and uncertainties. Factors that might cause actual results to differ materially, include, but are not limited to, our ability to obtain additional financing on acceptable terms or at all, our ability to continue to develop and expand our services business, our ability to expand and maintain a successful sales and marketing organization, continuation of favorable third party payer reimbursement for tests performed by us, our ability to maintain compliance with financial and other covenants in our credit facilities, whether the conditions to payment of all or any portion of the $1.5 million of contingent consideration from the sale of our Technology business to Zeiss are satisfied, unanticipated expenses or liabilities or other adverse events affecting cash flow, our ability to successfully develop novel markers, uncertainty of success in developing any new software applications, failure to obtain Food and Drug Administration clearance or approval for particular applications, our ability to compete with other technologies and with emerging competitors in cell imaging and dependence on third parties for collaboration in developing new tests, and those risks which are discussed in “Risk Factors” below. Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by this cautionary statement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not occur.

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

In March 2007, we entered the second stage of our business strategy by selling our instrument systems business (which developed, manufactured and marketed the ACIS) and related intellectual property assets (the “ACIS Sale”) to Carl Zeiss MicroImaging, Inc. (“Zeiss”), an international leader in the optical and opto-electronics industries. The ACIS Sale provided us with additional financial resources to focus our efforts on the most profitable and fastest growing opportunities within our services business. We believe our strength as a leading cancer diagnostics laboratory, our deep domain expertise and access to robust intellectual property can propel our continued growth through the development of additional tests, unique analytical capabilities and other service offerings.

Our focus is on identifying high-quality opportunities to increase our profitability and differentiate Clarient’s service offerings in our highly-competitive market. An important aspect of our strategy is to create near- and long-term, high margin revenue generating opportunities by connecting our medical expertise with our intellectual property to develop novel diagnostic tests (sometimes also referred to as “novel markers” or “biomarkers”) and analytical capabilities. Novel diagnostic tests detect characteristics of an individual’s tumor or disease that, once identified and qualified, allow for more accurate prognosis, diagnosis and treatment. In addition, we are working to identify specific partners and technologies to assist in the commercialization of these novel diagnostic tests.  Broader discovery and use of novel diagnostic tests is hoped to clarify and simplify decisions for healthcare providers and the biopharmaceutical industry. The growing demand for personalized medicine has generated a need for these novel diagnostic tests, creating a new market expected to reach $1 billion in three to five years based on our internal estimates.

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

Selling, general and administrative (SG&A) expenses for the three months ended September 30, 2007 were 72% of revenue, compared to 80% in the comparable period of 2006.  We expect an improving trend to continue as our revenues increase, offsetting our initial investments in: 1) selling expenses related to the ramp-up of our sales force responsible for our diagnostics services; 2) administration expenses related to diagnostic services, particularly the costs of pathology services and billing and; 3) key business development initiatives focused on targeted cancer therapies in various stages of clinical study.

The financial statements have been prepared on a going concern basis, which assumes that the Company will have sufficient resources to pay its obligations as they become due during at least the next 12 months. In addition to revenues from the Company’s laboratory services business, at September 30, 2007, the Company had $6.0 million of availability under its credit facility with Safeguard Scientifics, Inc. (“Safeguard”), which may be used for working capital purposes. In addition, the Company has borrowed $4.1 million under the Company’s $5.0 million line of credit with General Electric Capital Corporation (“GE Capital”). The Company expects to be able to access the remaining $0.9 million available under that facility as eligible accounts receivable continue to grow. During the next twelve months, the Company’s two currently utilized debt agreements will expire, at which time the Company will need to extend, renew or refinance this debt and possibly secure additional debt or equity financing in order to fund anticipated working capital needs and capital expenditures, and to execute its strategy of developing and commercializing novel markers. Management believes that its current cash resources and commitments under its credit facilities together with proceeds from the additional equity or debt financing, refinancing, renewals or recapitalizations of existing indebtedness noted above, will enable the Company to maintain current operations through at least the next 12 months and fund anticipated capital expenditures and implementation of its novel marker strategy. However, the Company has a history of operating losses and negative cash flows from operations, and future profitability is uncertain. If the Company is unable to achieve positive cash flow, it may fail to comply with one or more of its debt covenants, which, if not waived, may accelerate outstanding indebtedness. Additionally, there can be no assurance that the Company will be able to fully access existing financing sources or obtain additional debt or equity financing when needed or on terms that are favorable to the Company and its stockholders.

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

A CPT code (88361) appropriate for computer-assisted image analysis went into effect on January 1, 2004. The interim rates established for this code in 2004 were subsequently amended on January 1, 2005. Under the new code, the total net Medicare reimbursement for ACIS-based procedures performed in physician offices or independent laboratories reflects a technical component and a professional component. The technical component involves preparation of the patient sample and running the test on the ACIS, while the professional component involves the physician’s reading and evaluation of the test results.  For 2007, these rates were established at approximately $158 per test, which reflects approximately $98 for the technical component and $60 for the professional interpretation. In California, where our laboratory performs these tests for our diagnostic services operation, 2006 reimbursement was $195 per test, of which $122 was for the technical component and $73 was for professional interpretation. For 2007, these rates were adjusted to approximately $186 per test, which reflects approximately $120 for the technical component and $65 for the professional interpretation.

Client (pathologist) billing. In some situations, we establish direct billing arrangements with our clients where we bill them for an agreed amount per test for the services provided and the client will then handle all billing directly with the private payers. The amounts that may be charged to our clients is determined in accordance with applicable state and federal laws and regulations.

Patient billing. Less than 24% of our billings are billed directly to patients. These billings can result from co-payment obligations, patient deductibles, circumstances where certain tests are not covered by insurance companies, and patients without any health insurance.

Cost of Revenue and Gross Margin. Cost of revenue includes laboratory personnel, depreciation of laboratory equipment, laboratory supplies and other direct costs such as shipping. Most of our cost of revenue structure is variable, except for staffing and related expenses which are semi-variable and depreciation which is mostly fixed.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses primarily consist of the salaries, benefits and costs attributable to the support of our operations, such as: information systems, executive management, financial accounting, purchasing, administrative and human resources personnel, as well as office space and recruiting, legal, auditing and other professional services.  Our current sales resources are targeting community pathology practices and hospitals, the sales process for this business group is designed to understand the customer’s needs and develop appropriate solutions from our range of laboratory service options.  In addition, we incur administration costs of senior medical staff, senior operations personnel, billing and collection costs, consultants and legal resources to facilitate implementation and support of our operations.  Collection costs are incurred from a combination of in-house and a third party billing and collection company that we have engaged to perform these services because of the high degree of technical complexity and knowledge required to effectively perform these operations. These costs are generally incurred as a percentage of amounts collected.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingent assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods presented. Therefore, on an ongoing basis, we evaluate our estimates, including those provisions for bad debts.

Bad Debt

For estimated bad debts, we review the age of receivables in various financial classes and estimate the uncollectible portion based on the type of payer and age of the receivables.  However, we have outsourced the direct billing and collection of laboratory related receivables, and work closely with our outsourced billing partner to review the details of each laboratory related account. As the Company continues to grow its laboratory service operations, bad debt expense is expected to increase primarily as a result of increased patient co-payment obligations, increased patient deductibles,  tests not covered by insurance companies and an increase in the number of patients without any health insurance.

Revenue Recognition

Revenue for our diagnostic services is recognized at the time of completion of services at amounts equal to the contractual rates allowed from third parties, including Medicare, insurance companies, and to a small degree, private patients. These expected amounts are based both on Medicare allowable rates and our collection experience with other third party payers. Because of the requirements and nuances of billing for laboratory services, we generally invoice amounts that are greater than those allowable for payment. These differences are described as contractual discounts. As noted, however, it is only the expected payment from these parties, which is net of these contractual discounts, that is recorded as revenue.

Three Months Ended September 30, 2007 Compared with Three Months Ended September 30, 2006

The following table presents our results of operations (excluding discontinued operations) as percentages of revenues:

	Percentage of Revenue Three months ended September 30,
	2007	2006
Revenue	100.0	100.0
Cost of revenue	48	55
Gross profit	52	45
Selling, general and administrative expenses	72	80
Loss from operations	(20)	(35)
Interest expense	4	4
Loss from continuing operations	(24)	(39)

Revenue

Revenue increased 52% or $ 4.1 million from $7.9 million in the third quarter of 2006 to $12.1 million in the third quarter of 2007.  This increase resulted from the execution of our marketing and sales strategy to increase our sales to new and existing customers. The Company added 53 new customers in the third quarter of 2007 and has increased its penetration to existing customers in the quarter.  This increase was also driven in part by expanding our test offerings within the disciplines of immunohistochemistry, flow cytometry and flow in-situ hybridization or FISH.  We anticipate revenues will continue to increase as a result of increased revenue from existing customers, additions of new customers (including managed care providers) by our sales force, and our offering of a more comprehensive suite of advanced cancer diagnostic tests.

Cost of Revenue and Gross Margin

Cost of revenue for the quarter ended September 30, 2007 was $5.7 million compared to $4.4 million for the third quarter of 2006, an increase of 30%.  These costs included laboratory personnel, lab-related depreciation expense, laboratory reagents and supplies and other direct costs such as shipping. Gross margin in the third quarter of 2007 was 52%, compared to 45% in the comparable period in 2006. The increase in gross margin in the third quarter of 2007 was attributable to achieving further economies of scale in our operations and shift to more profitable tests. We anticipate similar gross margins throughout the remainder of 2007 and into 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the third quarter 2007 increased $2.4 million, or 37% to $8.7 million from $6.4 million for the comparable period in 2006.  As a percentage of revenue, these expenses decreased from 80% for the quarter ended September 30, 2006 to 72% for the quarter ended September 30, 2007.  The increase in expenses in 2007 was due primarily to expenses to generate and support revenue growth and to improve infrastructure, including selling and marketing expenses and billing and collection costs.  In addition, we have increased headcount and consulting resources in information technology to support future revenue growth and have incurred incremental stock-based compensation expense for employees due to stock options issued in the quarter.  In addition, during the third quarter we incurred severance costs of $0.4 million due to the termination of two senior executives and higher professional fees. We anticipate sales expenses will continue to grow to support our expected revenue growth, and we expect general and administrative expenses to decline as a percentage of revenues as our infrastructure costs stabilize and due to the nature of certain costs incurred in the quarter.

Interest Expense

Interest expense for the three months ended September 30, 2007 totaled $0.5 million, compared to $0.3 million for the comparable period in 2006.  The increase was due to higher outstanding borrowings under our financing facilities.

Nine Months Ended September 30, 2007 Compared with Nine Months Ended September 30, 2006

The following table presents our results of operations (excluding discontinued operations) as percentages of revenues:

	Percentage of Revenue Nine months ended September 30,
	2007	2006
Revenue	100.0	100.0
Cost of revenue	52	56
Gross profit	48	44
Selling, general and administrative expenses	73	93
Loss from operations	(25)	(49)
Interest expense	6	2
Loss from continuing operations	(31)	(51)

Revenue

Revenue for the nine months ended September 30, 2007 was $31.3 million compared to $19.8 million for the same period of 2006, an increase of 58% or $11.4 million.  This increase resulted from the execution of our marketing and sales strategy to increase our sales to new and existing customers, and to enter into new managed care contracts. The Company added 153 new customers in 2007 and has increased its penetration to existing customers in the quarter.  This increase was also driven in part by expanding our test offerings to include immunohistochemistry, flow cytometry and FISH.  We anticipate revenues will continue to increase as a result of increased revenue from existing customers, additions of new customers (including managed care providers) and our offering of a more comprehensive suite of advanced cancer diagnostic tests.

Cost of Revenue and Gross Margin

Cost of revenue for the nine months ended September 30, 2007 was $16.3 million, compared to $11.1 million for the comparable period of 2006, an increase of 47%.  These costs include laboratory personnel, lab-related depreciation expense, laboratory reagents and supplies and other direct costs such as shipping. Gross margin for the nine months ended September 30, 2007 was 48%, compared to 44% in the comparable period of 2006. The increase in gross margin in 2007 was attributable to achieving economies of scale in our operations and shift to more profitable tests. We anticipate similar gross margins throughout the remainder of 2007 and into 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2007 increased $4.5 million, or 25%, to $22.9 million compared to $18.3 million for the comparable period in 2006.  As a percentage of revenue, these expenses decreased from 93% for the nine months ended September 30, 2006 to 73% for the nine months ended September 30, 2007.  The increase in expenses in 2007 was due primarily to expenses to generate and support revenue growth and to improve infrastructure, including selling and marketing expenses, billing and collection costs, and facility overhead to expand service capacity.  In addition, we have increased headcount and consulting resources in information technology to support future revenue growth throughout 2007.  In 2007 we also incurred incremental stock-based compensation expense for options issued in 2007, higher professional fees and severance costs of $0.5 million due to the termination of senior executives.  We anticipate sales expenses will continue to grow to support our expected revenue growth, and we expect general and administrative expenses to decline as a percentage of revenues as our infrastructure costs stabilize.

Interest Expense

Interest expense for the nine months ended September 30, 2007 was $1.8 million, compared to $0.6 million for the comparable period of 2006.  The increase was due to higher outstanding borrowings under our financing facilities and warrants issued to affiliates of Safeguard, our majority stockholder, in partial consideration for Safeguard’s guarantee of our Comerica facility.  The fair value of $0.4 million related to these warrants was included in interest expense in the nine months ended September 30, 2007.

Discontinued Operations

In March 2007, we completed the sale of our instrument systems business and related intellectual property assets (the “Technology business”) for net proceeds of $10.4 million (the “ACIS Sale”).  As a result of the sale, we recorded a gain of $6.2 million in the first quarter of 2007, which was partially offset by operating losses of $0.8 million during the first quarter of 2007 and $0.04 million of adjustments to the gain during the second quarter of 2007, and $0.2 million during the third quarter of 2007.

Liquidity and Capital Resources

At September 30, 2007, we had approximately $2.0 million of cash and cash equivalents and $6.0 million available under our Mezzanine Facility.  Cash used in operating activities was $9.6 million for the nine months ended September 30, 2007 and was due primarily to our loss from continuing operations of $9.8 million, a decrease in accounts payable of $1.7 million, a decrease in accounts receivable of $4.5 million, and cash used in operating activities of discontinued operations of $0.6 million, partially offset by non-cash costs and expenses of $5.5 million for depreciation, stock-based compensation and bad debt.  Cash provided by investing activities of $7.5 million consisted of the proceeds, net of selling costs, of $10.3 million received from the sale of the Technology business, partially offset by capital expenditures of $2.7 million related primarily to new laboratory equipment and information technology infrastructure enhancements.  Net cash provided by financing activities during the first nine months of 2007 was $3.7 million and was attributable primarily to net borrowings of $5.1 million under our revolving lines of credit, partially offset by principal payments of $1.6 million on capital leases.

In June 2004, we entered into a master lease agreement with General Electric Capital Corporation (“GE Capital”) for capital equipment financings of diagnostic services (laboratory) related equipment. We financed $2.6 million in 2004, $2.0 million in 2005 and $2.3 million through December 31, 2006 of capital equipment under this arrangement, which were recorded as capital lease obligations. Each lease financing has a term of 36 months. The 2004 financings provide us with an early purchase option after 30 months at 26.6% of the original cost of the equipment. The 2005 and 2006 financings provide us with an early purchase option after 24 months for an average purchase price equal to 44.8% and 45.9% of the original cost of the equipment, respectively.  The Company intends to either refinance or purchase this equipment at the end of each lease term for an amount equal to the estimated fair value of the equipment on the lease maturity date.  We believe that we have substantially all of the laboratory equipment that is required to support our current operating activities. A substantial increase in diagnostic service activity in excess of our annual revenue plan may result in a requirement to make additional capital expenditures.

In July 2005, we signed a ten-year lease for a new facility, which began December 1, 2005 with two five-year renewal options. We relocated our laboratory operations to the new facility in January 2006 and relocated our corporate headquarters and manufacturing operation to the new facility in the second quarter of 2006. The landlord of the new facility agreed to fund approximately $3.5 million of tenant improvements, subject to the terms of the lease agreement. Our total projected spending for the build-out of the facility is approximately $8.2 million. As of September 30, 2007, we have spent approximately $8.0 million on tenant improvements and equipment purchases to build out the facility. We expect to spend approximately $0.2 million to complete the facility project. Of the $8.0 million spent through September 30, 2007, the landlord has funded $3.3 million and we expect the landlord to fund the balance of $0.2 million of lessor concession no later than December 31, 2008.  We have scheduled rent payments of $0.4 million over the remainder of 2007.  During the first quarter of 2007, we entered into sublease agreements with two tenants who are expected to make lease and common area expense payments of $0.1 million through the remainder of 2007.

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

On September 29, 2006, we entered into a revolving credit facility with GE Capital. The financing arrangement consists of a senior secured revolving credit facility pursuant to which we may borrow up to $5.0 million, subject to adjustment. Borrowings under the credit agreement may not exceed 85% of our qualified accounts receivable after application of certain liquidity factors and deduction of certain specified reserves, and are repaid daily by a sweep of our cash-collections lockboxes. The credit agreement includes an annual collateral monitoring fee of $12,000, and the following two financial covenants: one which requires the Company to maintain either a minimum fixed charge coverage ratio of 1.00 to 1.00 (during periods after the Company achieves positive cash flow, as defined in the credit agreement) or minimum liquidity of three months cash burn, which is defined as balance sheet cash plus excess borrowing base available under the credit agreement (during periods before the Company achieves positive cash flow), and one which requires the Company to maintain specified levels of tangible net worth. On October 30, 2007, the Company entered into an amendment to the GE Capital loan agreement pursuant to which the minimum liquidity requirement was modified to include availability under the Safeguard mezzanine financing as part of the calculation of whether the minimum liquidity requirement has been satisfied. In addition, the amendment modified the minimum tangible net worth levels the Company is required to maintain to equal negative $2.8 million from October 30, 2007 through December 31, 2007, negative $5.3 million from January 1, 2008 through March 31, 2008, negative $6.7 million from April 1, 2008 through June 30, 2008 and negative $7.5 million from and after July 1, 2008. The Company also obtained waivers from GE Capital for the Company’s failure to comply with the operating cash covenant as of July 31, 2007 and September 30, 2007 and the tangible net worth covenant with respect to the period from August 1, 2007 through the date of the amendment. The facility has a two-year term and is secured by accounts receivable, along with all of our other assets and the assets of our subsidiaries. The interest rate under this financing arrangement is based on the lower of the London Interbank Offered Rate (“LIBOR”), plus 3.25% or the Wall Street Journal published Prime Rate, plus 0.5%. The credit agreement provides for a prepayment fee of 2.0% of the commitment amount if terminated during the first year and 1.0% of the commitment amount if terminated any time thereafter prior to the maturity date. At September 30, 2007, we had $4.1 million of borrowings outstanding under this $5.0 million facility, and had no availability based on the amount of our qualified accounts receivable as of September 30, 2007.

We currently have a $12.0 million revolving credit agreement with Comerica Bank (the “Comerica Facility”), which was increased from $8.5 million in January 2007, and expires on February 27, 2008.  Borrowings under the Comerica Facility totaling $9.0 million at September 30, 2007 are being used for working capital purposes, and a $3.0 million stand-by letter of credit was provided to the landlord of our leased facility and bears interest at the bank’s prime rate minus 0.5%. The Comerica Facility also includes an annual facility fee of $27,500 and one financial covenant related to tangible net worth, which is required to be not less than negative $0.5 million through December 30, 2007 (with a further reduction to negative $1.1 million at December 31, 2007 and for monthly periods thereafter).  Borrowings under the Comerica Facility are guaranteed by Safeguard in exchange for an annual fee of 0.5% of the amount guaranteed and an amount equal to 4.5% per annum of the daily-weighted average principal balance outstanding ($9.0 million for the quarter ended September 30, 2007). Additionally, we are required to pay Safeguard a quarterly usage fee of 0.875% of the amount by which the daily average principal balance outstanding under the Comerica line of credit exceeds $5.5 million. We also issued warrants to Safeguard as consideration for their guarantee as follows: (1) warrants to purchase 50,000 shares of common stock for an exercise price of $2.00 per share (for Safeguard’s guarantee of $8.5 million), (2) warrants to purchase 100,000 shares for an exercise price of $0.01 (as a commitment fee for Safeguard’s guarantee of the $3.5 million increase in the line), and (3) warrants to purchase 166,667 shares for an exercise price of $1.64 (as a maintenance fee for Safeguard’s guarantee of the $3.5 million increase in the line). The fair value of warrants issued, determined under the Black-Scholes model, is recognized as expense over the applicable period of the commitment.  The Company obtained a waiver from Comerica of the Company’s failure to comply with the revised tangible net worth covenant as of May 31, 2007. On November 1, 2007, the Company entered into an amendment to the Comerica loan agreement pursuant to which the minimum tangible net worth levels the Company is required to maintain were modified to equal negative $2.8 million from October 30, 2007 through December 31, 2007, negative $5.3 million from January 1, 2008 through March 31, 2008, negative $6.7 million from April 1, 2008 through June 30, 2008 and negative $7.5 million from and after July 1, 2008. The Company also obtained waivers from Comerica for the Company’s failure to comply with the revised tangible net worth covenant with respect to the period from August 1, 2007 through October 30, 2007. At September 30, 2007, we had no availability under the Comerica Facility.

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

During the next twelve months, the Company’s two currently utilized debt agreements will expire, at which time the Company will need to extend, renew or refinance this debt and possibly secure additional debt or equity financing in order to fund anticipated working capital needs and capital expenditures, and to execute its strategy of developing and commercializing novel markers. Management believes that its current cash resources and commitments under its credit facilities together with proceeds from the additional equity or debt financing, refinancing, renewals or recapitalizations of existing indebtedness noted above, will enable the Company to maintain current operations through at least the next 12 months and fund anticipated capital expenditures and implementation of its novel marker strategy. However, the Company has a history of operating losses and negative cash flows from operations, and future profitability is uncertain. If the Company is unable to achieve positive cash flow, it may fail to comply with one or more of its debt covenants, which, if not waived, may accelerate outstanding indebtedness. Additionally, there can be no assurance that the Company will be able to fully access existing financing sources or obtain additional debt or equity financing when needed or on terms that are favorable to the Company and its stockholders.

The following table summarizes our contractual obligations and commercial commitments at September 30, 2007, including our facility lease and borrowings on equipment subject to capital leases.  These commitments exclude scheduled sublease receipts, any remaining amounts necessary to complete the build-out of our new facility, and a $3.0 million standby letter of credit provided to the landlord under the lease agreement for our facility.

	Payments due by period
	(in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Capital Lease Obligations	$2,670	$1,588	$1,082	$—	$—
Operating Leases	12,324	1,215	4,418	3,106	3,585
Total	$14,994	$2,803	$5,500	$3,106	$3,585

The Company subleases portions of its facility.  Future minimum sublease receipts as of September 30, 2007 are as follows:

	Receipts due by period
	(in thousands)
Sublease Receipts	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating Leases	$(2,157)	$(432)	$(983)	$(570)	$(172)

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that provide financing, liquidity, market or credit risk support or involve leasing, hedging or research and development services for our business or other similar arrangements that may expose us to liability that is not expressly reflected in the financial statements, except for facilities operating leases.

As of September 30, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

We have a history of operating losses, and future profitability is uncertain. We have incurred operating losses in every year since inception, and our accumulated deficit as of September 30, 2007 was $140.5 million. Those operating losses are principally associated with the research and development of our ACIS technology (which we transferred to Zeiss in the ACIS Sale), the conducting of clinical trials, preparation of regulatory clearance filings, the development of Dako’s sales and marketing organization to commercialize the ACIS and the investments we have made relating to our diagnostic services business.

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

•          merge or consolidate or otherwise combine with another company; and

•          transfer or sell our assets.

These covenants could adversely affect our ability to finance our future operations or capital needs and pursue available business opportunities, including acquisitions. A breach of any of these covenants could result in a default in respect of the related indebtedness. During 2006 and 2007, we were unable to comply with certain of the financial covenants (including the requirement that we maintain a minimum tangible net worth and operating cash) under our credit agreements with GE Capital and Comerica Bank. While our lenders have waived those defaults and we have agreed to new financial covenants with respect to future periods, if a default occurs in the future, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness.

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

Our success will depend upon the expansion of our operations and the effective management of our growth. We expect to experience growth in the scope of our operations and services and the number of our employees. If we grow significantly, such growth will place a significant strain on management and on administrative, operational and financial resources. To manage significant growth, we may need to expand our facilities, augment our operational, financial and management systems, internal controls and infrastructure and hire and train additional qualified personnel. Our future success is heavily dependent upon growth and acceptance of our future products and services. If we are unable to scale our business appropriately or otherwise adapt to anticipated growth and new product introduction, our business, operating results, cash flows and financial condition may be harmed.

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

Our facility may be affected by catastrophes such as fires, earthquakes or sustained interruptions in electrical service. Earthquakes and fires are of particular significance to us because our laboratory facility is located in southern California, an earthquake and fire prone area. In the event our existing facility or equipment are affected by man-made or natural disasters, we may be unable to process our customers’ samples in a timely manner and unable to operate our business in a commercially competitive manner.

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

We believe that our continued success depends to a significant extent upon the efforts and abilities of our executive officers and our scientific and technical personnel, including the following individuals:

•         Ronald A. Andrews, our President and Chief Executive Officer;

•         James V. Agnello, our Senior Vice President and Chief Financial Officer;

•         Ken Bloom, M.D., our Chief Medical Director;

•         Michael J. Pellini, M.D., our Chief Operating Officer;

•         David J. Daly, our Senior Vice President of Commercial Operations.

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

The Company currently outsources responsibility for billing and collections for its laboratory services to a third party. However, in order to maintain necessary controls and reduce processing costs, the Company has decided to bring the billing and collection process in-house, and that transition is expected to be complete by the second quarter of 2008. The Company does not have previous experience in billing its customers and insurance companies directly for its services or in collections activities and, as a result, the Company may encounter difficulties in transitioning responsibility for such functions to its in-house operations.

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

The development, marketing, sale and performance of healthcare services expose us to the risk of litigation, including professional negligence. Damages assessed in connection with, and the costs of defending, any legal action could be substantial. We currently maintain numerous insurance policies, including a $5 million aggregate, $3 million per claim, medical professional liability insurance policy, with a deductible of $25,000.  This policy contains customary exclusions (including exclusions relating to asbestos and biological contaminants). However, we may be faced with litigation claims which exceed our insurance coverage or are not covered under any of our insurance policies. In addition, litigation could have a material adverse effect on our business if it impacts our existing and potential customer relationships, creates adverse public relations, diverts management resources from the operation of the business or hampers our ability to perform assays or otherwise conduct our business.

If we use biological and hazardous materials in a manner that causes injury, we could be liable for damages.

Our development and clinical pathology activities sometimes involve the controlled use of potentially harmful biological materials, hazardous materials, chemicals and various radioactive compounds. We cannot completely eliminate the risk of accidental contamination or injury to third parties from the use, storage, handling or disposal of these materials. We currently maintain numerous casualty policies, including a $1million per occurrence, $2 million aggregate general liability policy, a $10 million umbrella liability policy and a $5 million technology errors and omissions policy.  We also have a property special risk policy to cover our contents, equipment and business interruption as well as a $10 million policy for the perils of earthquake and flood. These policies have deductible ranges from $5,000 to $50,000 and contain customary exclusions. However, in the event of contamination or injury, we could be held liable for any resulting damages, and any liability could exceed our resources or any applicable insurance coverage we may have. Additionally, we are subject on an ongoing basis to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. The cost of compliance with these laws and regulations is significant and could negatively affect our operations, cash flows and financial condition if these costs increase substantially.

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

Laboratory-developed tests, or LDTs, are developed and validated by a laboratory for use in test procedures the laboratory performs itself. Such LDTs are commonly referred to as “home brew” tests. The FDA maintains that it has the authority to regulate “home brews”, such as our in house diagnostic laboratory services, under the federal Food, Drug, and Cosmetic Act, or FFDCA, as medical devices, but, as a matter of enforcement discretion, has decided not to exercise its authority. We cannot predict the extent of future FDA regulation and there can be no assurance that the FDA will not require our in-house diagnostic laboratory testing to receive premarketing clearance, or premarket approval prior to marketing or compliance with other requirements applicable to medical devices. For example, the FDA recently issued draft guidance on certain LDTs that are dependent on an interpretation algorithm. The agency has termed these LDTs “In Vitro Diagnostic Multivariate Index Assays” or IVDMIAs. According to the draft guidance, IVDMIAs do not fall within the scope of LDTs over which FDA has exercised enforcement discretion because such tests incorporate complex and unique interpretation functions which require clinical validation. We do not believe that any of our current diagnostic laboratory services meet the definition of IVDMIA in the draft guidance. However, FDA may consider products that we develop in the future to be medical devices. If the draft guidance or other regulatory interpretations or requirements are finalized, one or more of our current or future tests may become subject to FDA regulation of medical devices. Medical devices are subject to extensive regulation by FDA under the FFDCA and its implementing regulations, and other federal, state and local authorities. These regulations govern, among other things, the design, development, testing, manufacture, premarket clearance and approval, labeling, sale, promotion and distribution of medical device products.  Achieving and maintaining compliance with FDA requirements is costly and burdensome, and failure to comply with applicable regulations could result in fines, suspension or shutdown of operations, recalls or seizure of products, and other civil or criminal penalties. Additional FDA regulatory controls over our in-house diagnostic laboratory services could also add additional costs to our operations, and may delay or prevent our ability to commercially distribute our services in the U.S.

If we are not able to obtain all of the regulatory approvals and clearances required to commercialize our services and underlying diagnostic applications, our business would be significantly harmed.

If the FDA regulates our current or future diagnostic tests as medical devices, our development and commercialization in the U.S. may require either pre-market notification, or 510(k) clearance, or pre-market approval (PMA) from the FDA prior to marketing. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. The 510(k) clearance pathway usually takes from two to 12 months from submission, but can take longer. The PMA approval pathway is much more costly, lengthy, uncertain and generally takes from one to two years (but possibly longer) from submission. The PMA approval pathway requires an applicant to demonstrate the safety and effectiveness of the device, in part, on data obtained in clinical trials. Both of these process can be expensive and lengthy and entail significant user fees, unless exempt. There is no assurance that FDA will clear or approve a 510(k) notification or PMA application. In addition, FDA may reject a 510(k) submission and require a more expensive and burdensome PMA instead. We do not know whether we will be able to obtain the clearances or approvals required to commercialize these products.

The FDA has made, and may continue to make, changes in its approval requirements and processes. We cannot predict what these changes will be, how or when they will occur or what effect they will have on the regulation of our products. Any new requirements may impose additional costs or lengthen review times of our products. Delays in receipt of or failure to receive United States regulatory approvals or clearances for our new products would have a material adverse effect on our business, financial condition and results of operations.

In addition, once clearance or approval is obtained, ongoing compliance with FDA regulations, including among others, those related to operations recordkeeping and marketing and promotion would increase the cost, time and complexity of conducting our business. Applications submitted for FDA clearance or approval will be subject to substantial restrictions, including, among other things, restrictions on the indications for which we may market these products, which could result in lower revenues. The marketing claims we will be permitted to make in labeling or advertising regarding our cancer diagnostic products, if cleared or approved by the FDA, will be limited to those specified in any clearance or approval. In addition, we are subject to inspection and marketing surveillance by the FDA to determine our compliance with regulatory requirements. Specifically, manufacturers of medical devices must comply with various and stringent requirements of the FFDCA and its implementing regulations, including the quality system regulation, or QSR, which sets forth good manufacturing practices for medical devices, regulations governing labeling, medical device reporting, or MDR, regulations, and post-market surveillance regulations, which include restrictions on marketing and promotion. If the FDA finds that we have failed to comply with these requirements, it can institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions, including:

•  fines, injunctions and civil penalties;

•  recall or seizure of our products;

•  operating restrictions, partial suspension or total shutdown of production;

•  restrictions on labeling and promotion;

•  warning letters;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We invest excess cash in short-term debt securities that are intended to be held to maturity. These short-term investments typically have various maturity dates which do not exceed one year. We had no short-term investments as of September 30, 2007.

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

PART II — OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in our risk factors from the information set forth in our Annual Report on Form 10-K for the year ended December 31, 2006, except that we have updated the following risk factors to reflect certain recent regulatory developments:

We cannot predict the extent of future FDA regulation of our in-house diagnostic laboratory services.

Laboratory-developed tests, or LDTs, are developed and validated by a laboratory for use in test procedures the laboratory performs itself. Such LDTs are commonly referred to as “home brew” tests. The FDA maintains that it has the authority to regulate “home brews”, such as our in house diagnostic laboratory services, under the federal Food, Drug, and Cosmetic Act, or FFDCA, as medical devices, but, as a matter of enforcement discretion, has decided not to exercise its authority. We cannot predict the extent of future FDA regulation and there can be no assurance that the FDA will not require our in-house diagnostic laboratory testing to receive premarketing clearance, or premarket approval prior to marketing or compliance with other requirements applicable to medical devices. For example, the FDA recently issued draft guidance on certain LDTs that are dependent on an interpretation algorithm. The agency has termed these LDTs “In Vitro Diagnostic Multivariate Index Assays” or IVDMIAs. According to the draft guidance, IVDMIAs do not fall within the scope of LDTs over which FDA has exercised enforcement discretion because such tests incorporate complex and unique interpretation functions which require clinical validation. We do not believe that any of our current diagnostic laboratory services meet the definition of IVDMIA in the draft guidance. However, FDA may consider products that we develop in the future to be medical devices. If the draft guidance or other regulatory interpretations or requirements are finalized, one or more of our current or future tests may become subject to FDA regulation of medical devices. Medical devices are subject to extensive regulation by FDA under the FFDCA and its implementing regulations, and other federal, state and local authorities. These regulations govern, among other things, the design, development, testing, manufacture, premarket clearance and approval, labeling, sale, promotion and distribution of medical device products.  Achieving and maintaining compliance with FDA requirements is costly and burdensome, and failure to comply with applicable regulations could result in fines, suspension or shutdown of operations, recalls or seizure of products, and other civil or criminal penalties. Additional FDA regulatory controls over our in-house diagnostic laboratory services could also add additional costs to our operations, and may delay or prevent our ability to commercially distribute our services in the U.S.

If we are not able to obtain all of the regulatory approvals and clearances required to commercialize our services and underlying diagnostic applications, our business would be significantly harmed.

If the FDA regulates our current or future diagnostic tests as medical devices, our development and commercialization in the U.S. may require either pre-market notification, or 510(k) clearance, or pre-market approval (PMA) from the FDA prior to marketing. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. The 510(k) clearance pathway usually takes from two to 12 months from submission, but can take longer. The PMA approval pathway is much more costly, lengthy, uncertain and generally takes from one to two years (but possibly longer) from submission. The PMA approval pathway requires an applicant to demonstrate the safety and effectiveness of the device, in part, on data obtained in clinical trials. Both of these process can be expensive and lengthy and entail significant user fees, unless exempt. There is no assurance that FDA will clear or approve a 510(k) notification or PMA application. In addition, FDA may reject a 510(k) submission and require a more expensive and burdensome PMA instead. We do not know whether we will be able to obtain the clearances or approvals required to commercialize these products.

The FDA has made, and may continue to make, changes in its approval requirements and processes. We cannot predict what these changes will be, how or when they will occur or what effect they will have on the regulation of our products. Any new requirements may impose additional costs or lengthen review times of our products. Delays in receipt of or failure to receive United States regulatory approvals or clearances for our new products would have a material adverse effect on our business, financial condition and results of operations.

In addition, once clearance or approval is obtained, ongoing compliance with FDA regulations, including among others, those related to operations recordkeeping and marketing and promotion would increase the cost, time and complexity of conducting our business. Applications submitted for FDA clearance or approval will be subject to substantial restrictions, including, among other things, restrictions on the indications for which we may market these products, which could result in lower revenues. The marketing claims we will be permitted to make in labeling or advertising regarding our cancer diagnostic products, if cleared or approved by the FDA, will be limited to those specified in any clearance or approval. In addition, we are subject to inspection and marketing surveillance by the FDA to determine our compliance with regulatory requirements. Specifically, manufacturers of medical devices must comply with various and stringent requirements of the FFDCA and its implementing regulations, including the quality system regulation, or QSR, which sets forth good manufacturing practices for medical devices, regulations governing labeling, medical device reporting, or MDR, regulations, and post-market surveillance regulations, which include restrictions on marketing and promotion. If the FDA finds that we have failed to comply with these requirements, it can institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions, including:

•  fines, injunctions and civil penalties;

•  recall or seizure of our products;

•  operating restrictions, partial suspension or total shutdown of production;

•  restrictions on labeling and promotion;

•  warning letters;

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

Item 6. Exhibits

The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Report.

Exhibit Number	Description
3.1 †	Bylaws of Clarient Inc. (as amended through October 15, 2007)

10.1	Form of Stock Option Agreement (a)

31.1 †	Certification of Ronald A. Andrews pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934

31.2 †	Certification of James V. Agnello pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934

32.1 †	Certification of Ronald A. Andrews pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for

32.2 †	Certification of James V. Agnello pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1 †	Pro-forma unaudited Condensed Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004

(a)          Filed on July 16, 2007 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.

†                  Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLARIENT, INC.

DATE: November 5 , 2007	BY:	/s/ Ronald A. Andrews
Ronald A. Andrews
President and Chief Executive Officer

DATE: November 5 , 2007	BY:	/s/ James V. Agnello
James V. Agnello
Senior Vice President and Chief Financial Officer