Form 10-K
period 2007-12-31
CLARIENT, INC
filed 2008-04-01
CIK 1038223

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

Commission File Number 0-22677

CLARIENT, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2649072 (IRS Employer Identification Number)
31 Columbia Aliso Viejo, CA (Address of principal executive offices)	92656-1460 (Zip code)

(949) 425-5700
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 Rights to Purchase Series C Preferred Stock	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:
 NONE

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

         As of June 30, 2007, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $58,762,528 based on the closing price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

         The number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date,

Class	Outstanding at March 14, 2008
Common Stock, $0.01 par value per share	72,362,375 shares

DOCUMENTS INCORPORATED BY REFERENCE

        The following documents (or parts thereof) are incorporated into the following parts of this Form 10-K: definitive proxy statement for 2008 Annual Meeting of Stockholders—Part III, Items 10, 11, 12, 13 and 14.

Cautionary Note Concerning Forward-Looking Statements

        This Annual Report on Form 10-K contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industries in which we operate and other matters, as well as management's beliefs and assumptions and other statements regarding matters that are not historical facts. These statements include, in particular, statements about our plans, strategies and prospects. For example, when we use words such as "projects," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "should," "would," "could," "will," "opportunity," "potential" or "may," variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our forward-looking statements are subject to risks and uncertainties. Factors that might cause actual results to differ materially, include, but are not limited to, our ability to obtain additional financing on acceptable terms or at all, our ability to continue to develop and expand our services business, our ability to expand and maintain a successful sales and marketing organization, continuation of favorable third-party payor coverage and reimbursement for tests performed by us, our ability to maintain compliance with financial and other covenants in our credit facilities, the reaction of third parties to our "going concern" audit opinion and the impact it may have on our operations, whether the conditions to payment of all or any portion of the $1.5 million of contingent consideration from the sale of our technology business to Carl Zeiss MicroImaging, Inc. are satisfied, unanticipated expenses or liabilities or other adverse events affecting cash flow, our ability to successfully develop and market novel markers, including the recently announced Clarient Insight™ Dx Breast Cancer Profile, uncertainty of success in developing any new software applications, failure to obtain Food and Drug Administration clearance or approval for particular applications, our ability to compete with other technologies and with emerging competitors in cell imaging and dependence on third parties for collaboration in developing new tests, and those risks which are discussed in "Risk Factors" below. Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by this cautionary statement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not occur.

PART I

Item 1.    Business

General

        Clarient, Inc., a Delaware corporation ("Clarient", the "Company", "we", "us" or "our"), was founded and organized in 1993 and is headquartered in Aliso Viejo, California. Our vision is to improve the lives of those affected by cancer by bringing clarity to a complex disease. Our mission is to be the leader in cancer diagnostics by dedicating ourselves to collaborative relationships with the health care community as we translate cancer discovery and information into better patient care.

        With the completion of the human genome project in the late 1990s, medical science has entered a new era of diagnostics that will move us closer than ever before to understanding the molecular causes for complex diseases, particularly cancer. As a result, the landscape of cancer management is undergoing significant change. There is now an escalating need for advanced oncology testing to provide physicians with necessary information on the cellular profile of a specific tumor, enabling them to select the most appropriate therapies. Significant business opportunities exist for companies, like Clarient, that execute strategies to extract value from this new environment. For this reason, we began performing under a new business plan in the third quarter of 2004 by launching a new business initiative—building a laboratory facility providing comprehensive services focused on cancer testing for both the clinical and research markets—to capitalize on the growth that is anticipated over the next five to ten years in the cancer diagnostics market.

        In 2005, we changed our corporate name and completed the first stage of the transformation of our business from ChromaVision Medical Systems, Inc. (positioned as a medical device provider with a single application) to Clarient (positioned as a technology and services company offering a full menu of advanced tests to assess and characterize cancer). We gathered an experienced group of professionals from the anatomic pathology laboratory and the in-vitro diagnostics businesses to carefully guide this transition. We have achieved rapid growth by commercializing a set of services to provide the community pathologist with the latest in cancer diagnostic technology, anchored by our own proprietary image analysis technology and augmented by other key technologies. In June 2005 we kicked off the second stage of our business strategy when we signed a distribution and development agreement with Dako A/S ("Dako"), a Danish company recognized as a worldwide leader in pathology diagnostics systems. This enabled us to strengthen our legacy position as the leader in cellular digital image analysis with the ACIS® Automated Image Analysis System ("ACIS") and accelerate our market penetration worldwide.

        In 2006, we focused on the execution of our plan to capitalize on the growth of the cancer diagnostics market. We expanded on our base of immunohistochemistry ("IHC") with the addition of flow cytometry and fluorescent in situ hybridization ("FISH") molecular testing. These additions positioned Clarient to move beyond solid tumor testing into the important area of leukemia/lymphoma assessment. We also completed a consolidation of our business by moving into a state-of-the-art facility without disruption to our customers.

        In March 2007, we entered the third stage of our business strategy by selling our instrument systems business, consisting of certain tangible assets, inventory, intellectual property (including the Company's patent portfolio and the ACIS and ChromaVision trademarks), contracts and other assets used in the operations of the instrument systems business (the "Technology business") to Carl Zeiss MicroImaging, Inc. ("Zeiss"), an international leader in the optical and opto-electronics industries (the "ACIS Sale"). The ACIS Sale provided us with additional financial resources to focus our efforts on the most profitable and fastest growing opportunities within our services business. We believe our strength as a leading cancer diagnostics laboratory, our strong commercial reach with cancer-focused pathologists, our unique PATHSiTE™ suite of services, our deep domain expertise and access to robust intellectual property can propel our continued growth through the development of additional tests, unique analytical capabilities and other service offerings.

        Our focus is on identifying high-quality opportunities to increase our profitability and differentiate Clarient's service offerings in this highly-competitive market. An important aspect of our strategy is to create near- and long-term, high margin revenue generating opportunities by connecting our medical expertise and our intellectual property with our strong commercial team to commercialize novel diagnostic tests (sometimes also referred to as "novel markers" or "biomarkers"), such as the Clarient Insight™ Dx Breast Cancer Profile which was announced in January 2008. Novel diagnostic tests detect characteristics of an individual's tumor or disease that, once identified and qualified, allow for more accurate prognosis, diagnosis and treatment. In addition, we are working to identify specific partners and technologies where we can assist in the commercialization of third-party novel diagnostic tests. We believe that broader discovery and use of novel diagnostic tests will clarify and simplify decisions for healthcare providers and the biopharmaceutical industry. The growing demand for personalized medicine has generated a need for these novel diagnostic tests, creating a new market expected to reach $1 billion in three to five years based on our internal estimates.

        In 2008, we are focusing on four primary areas:

  •
  Financial discipline to bring us closer to profitability;

  •
  Leverage our commercial capability to launch new tests and maintain our revenue growth trajectory;

  •
  Expand commercial reach to new customers, as well as capitalize on our expanded menu of additional testing for existing customers; and

  •
  Strategic discipline to invest in high-value expansion opportunities to increase shareholder value.

        Safeguard Scientifics, Inc. and certain of its subsidiaries own a majority of our outstanding capital stock. We refer to Safeguard Scientifics, Inc and/or its subsidiaries collectively herein as "Safeguard."

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

        Pharmaceutical companies are investing billions of dollars in the development of high-potential targeted therapies, one of the fastest growing segments of oncology drug development. Every day of a delay to market has a substantial and quantifiable cost for these pharmaceutical companies. Further, many of these therapies will require a specific test (referred to as a "theranostic" or "companion diagnostic") to assist physicians in selecting the right drug for the right patient. Beginning early in the process, the same theranostic is likely to accelerate the process for drug approval and market introduction by guiding selection of the most appropriate patients for the clinical trials. The Food and Drug Administration (FDA) Critical Path Initiative specifies this approach.

        Based on data from industry consultants, we estimate that there are over 600 active drug projects in clinical trials focused on an estimated 45 cancer indications. Of these, over 80 therapies are in Phase III clinical trials and more than 300 compounds are in Phase II clinical trials. Over 65% of these compounds are directed at specific molecular targets. Of the compounds directed at specific targets, we believe over 50% are directed at the top four solid tumor cancers (lung, breast, colon and prostate) and over 40% are directed at the areas of leukemia/lymphoma. We have focused our core capabilities on these types of cancer. As the compounds that represent targeted therapies are released to the market, the way that cancer is managed will change dramatically. The result will be a clinical need for quantitative or semi-quantitative measurement of the relevant targeted proteins within a cancer cell. An example of a targeted therapy that uses a companion diagnostic test is Genentech's Herceptin, used to target breast tumor cells that have a significant amount of Her2/neu protein on the cell membrane. The National Comprehensive Cancer Network (NCCN) now mandates that all new breast tumors be tested for Her2/neu status levels.

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

        We estimate that the market for advanced cancer diagnostic testing will increase from an estimated $2.0 billion today to over $3.0 billion by 2012. Many factors will contribute to this expected increase, including increasing incidences of cancer in an aging population, new therapies and expanded testing panels. Recent trends indicate treatment decisions are likely to involve the assessment of a complex panel of protein and gene based testing rather than a single test. Therefore, diagnostic and predictive testing for these therapies will likely become increasingly complex and there will be increased demand for sophisticated services to either interpret test results or assist pathologists in such interpretations. Our goal is to position ourselves to participate in a substantially greater portion of the cancer diagnostics market by serving the needs of the market from drug discovery through clinical practice through a technology-empowered laboratory, deploying the best available testing platforms and leveraging the Internet to deliver this information to community pathologists, oncologists and pharmaceutical researchers.

Business Segments

        In the past, we operated primarily in two business segments: a services group delivering critical oncology testing services to community pathologists, biopharmaceutical companies and other researchers; and a technology group developing, manufacturing and marketing the ACIS. On March 8, 2007, we sold our Technology business to Zeiss in the ACIS Sale (see Note 3 "Discontinued Operations" of the Notes to the Consolidated Financial Statements). Financial information about the Company's segments and geographic areas for the fiscal year ended December 31, 2007 is incorporated by reference from Note 10 "Business Segments," of the Notes to the Consolidated Financial Statements.

Services Group

        We provide a wide variety of cancer diagnostics and consultative services, ranging from technical laboratory services to professional interpretation. By combining our core competencies in image analysis and data quantification with our knowledge of virtual environments, we believe we have created a unique service offering to community pathologists in the United States. We believe that the growing need for precise diagnosis combined with the ability to put comprehensive information into a single, coherent computer-accessible platform for clinicians presents development opportunities for new directed diagnostic services using the image analysis platform. We offer a broad menu of specialized technologies such as image analysis, FISH, flow cytometry, cytogenetics and molecular diagnostics. Our focus in anatomic pathology is on the top four solid tumors (breast, prostate, lung and colon) representing over 60% of all new cases. In addition, we provide a solid menu of hematopathology testing for leukemia and lymphoma. The laboratory continues to expand our service offerings as new assays emerge. We also offer our PATHSiTE Remote Pathology program, which allows community pathologists to take advantage of our service offerings despite having limited in-house capability or a low volume of samples that would not justify having a full immunohisto chemistry system.

        In addition, we provide a complete complement of commercial services to biopharmaceutical companies and other research organizations to assist their efforts, ranging from drug discovery to the development of directed diagnostics through clinical trials. Through these services, we seek to apply intellectual property and proprietary software that we license to the ongoing development of custom applications with FDA-cleared reagents using available image analysis platforms. We believe that this gives us the ability to continue to develop a larger menu of applications and to drive higher demand for our diagnostic services. In 2005, we signed agreements with Pfizer and Eli Lilly that formally launched our service offering in the biopharmaceutical research segment. In 2006, establishing a complete offering for the clinical marketplace was our priority. We will continue to pursue opportunities as they are available and begin to build a scaleable infrastructure for a more complete research offering as we have the capital to invest.

Billing

        Revenues for our services group are derived primarily from billing insurers, pathologists and patients for the diagnostic services that we provide.

        Third-party billing.    The majority of our revenue is currently generated from patients who utilize insurance coverage from Medicare or third-party insurance companies. In these situations, we bill an insurer that pays a portion of the amount billed based on several factors including the type of coverage (for example, health maintenance organization or preferred provider organization), whether the charges are considered to be in network or out of network, and the amount of any co-pays or deductibles that the patient may have at that time. The rates that are billed are typically a percentage of those amounts allowed by Medicare for the service provided as defined by Common Procedural Terminology codes. The amounts that are paid to us are a function of the payors' practice for paying claims of these types and whether we have specific agreements in place with the payors. We also have a Medicare provider number that allows us to bill and collect from Medicare.

        Client (pathologist) billing.    In some situations, we establish direct billing arrangements with our clients where we bill them for an agreed amount per test for the services provided and the client will then handle all billing directly with the private payors. The amount that may be charged to our clients in these arrangements are determined in accordance with applicable state and federal laws and regulations.

        Patient billing.    These billings can result from co-payment obligations, patient deductibles, circumstances where certain tests are not covered by insurance companies, and patients without any health insurance.

Sales

        The process of selling diagnostic services requires a skilled diagnostic sales force that can help pathologists understand the complexity of cancer and the value proposition we offer. We currently have 31 people dedicated to sales and marketing. We are organized into three regions, with a sales director for each region and sales managers who support certain training activities as well as hold direct territory responsibility. Within a region, each sales representative has a dedicated territory selected based on revenue potential and geographic reach. We intend to continue to expand our sales force as appropriate. Our sales approach focuses on expanding organic sales in our current customer base as well as new customer acquisition targets. The sales effort is targeted to community pathology practices and hospitals, and is designed to understand the customer's needs and develop appropriate solutions from our range of laboratory service options. These options continue to expand as we add new cancer diagnostic capabilities. The Company does not have any customers that if lost would have a material adverse effect on the Company's business.

Marketing & Strategic Initiatives

        In 2007, our marketing efforts were focused on establishing a strong and distinctive brand identity for diagnostic services within our targeted segment of community pathologists. We use Clarient's CONTiNUUM™ national and regional seminar and webinar programs designed to provide a one-on-one collaborative environment for our advisory board and medical staff to interact directly with potential customers. We also use a web-based sales system to create a focal point for customer and territory management data. We expanded this program in 2007 to allow automated tracking of CONTiNUUM events, tradeshows and other marketing initiatives. Our marketing efforts in 2007 reinforced our branding around collaboration with the community pathologist, and focused on creating customer advocates for our diagnostic service business.

Seasonality

        Our business is subject to the impact of seasonality, primarily during holiday periods when our business sometimes slows as surgeries are not as frequently scheduled as in other periods. Our experience has been that this impact from seasonality is the most significant during the fourth quarter as a result of the holiday season. Consequently, the pace of our revenue growth has slowed during that period.

Market Segmentation

  Clinical Market

        We approach the clinical market as three distinct target segments of potential customers. Our data indicate that there are approximately 4,000 hospitals or networks in the United States that require cancer diagnostic or prognostic services. Clarient has a specific offering designed for each target segment.

        Larger community hospitals and pathology groups:    While many pathologists have the expertise to perform and evaluate testing, the costs of acquiring the necessary equipment and staff are often prohibitive. These high costs make them the primary targets for our PATHSiTE suite of virtual services. For these customers, we typically perform the technical aspects at our facility, and then allow the pathologist to access the information at his convenience via the Internet to perform the professional evaluation. Since community hospitals and pathology groups typically choose to outsource most specialized tests, they are primary targets for our comprehensive diagnostic services offerings.

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

  Research Market

        We estimate that there are over 1,000 biopharmaceutical/biotechnology organizations world-wide that could benefit from our laboratory expertise and our image analysis capabilities in the development of targeted therapeutics and companion diagnostics. Currently this market remains relatively untapped by Clarient as our primary commercial focus has been in the clinical market.

Patents and Proprietary Technology

        Our patent strategy focuses on broadening the scope of our intellectual property portfolio for laboratory services methodologies, using automated cellular instrumentation, rare event identification, and our proteomic mathematic capabilities. As part of the ACIS Sale, we transferred our patent portfolio and other intellectual property relating to our Technology business to Zeiss and we entered into a license agreement with Zeiss pursuant to which Zeiss granted us a non-exclusive, perpetual and royalty-free license to certain of the transferred patents, copyrights and software code for use in connection with imaging applications (excluding sales of imaging instruments) and the Company's laboratory services business. We believe this license will be useful in our development of new tests, applications, unique analytical capabilities and other service offerings, including novel markers.

        We also rely on trade secrets and proprietary know-how, which we seek to protect in part through confidentiality agreements with our employees, consultants, customers, business partners, and other third parties. As a condition of employment, we require that all full-time and part-time employees enter into an inventions assignment and non-disclosure agreement. If we are unable to protect our intellectual property and other proprietary rights, our reputation and competitiveness in the marketplace could be materially damaged. Litigation may therefore be necessary in order to enforce any such intellectual property and other proprietary rights that we now hold.

Competition

        Competition in the pharmaceutical, biotechnology, and diagnostic services segments is intense and has increased with the rapid pace of technological development. The oncology testing marketplace has been consolidating. The esoteric clinical laboratory business, including flow cytometry, molecular diagnostics, analysis of tumors of unknown origin, expanded services for immunohistochemistry and cytogenetics is competitive and due to the recent acquisitions of anatomic pathology businesses, is led by two national laboratories—Laboratory Corporation of America Holdings (LabCorp) and Quest Diagnostics. Both companies offer a wide test and product menu with significant financial, sales and logistical resources. In addition, they have an extensive portfolio of contracts with payor groups. Other primary competitors include Genzyme, Genpath, Genoptix, and Genomic Health which have strong presences in oncology diagnostics. We anticipate that other new entities will have a large impact on our market in 2008, including groups like Cytometry Specialists Inc. and Lakewood Pathology. Our secondary competitors are laboratories affiliated with large medical centers or universities, such as Mayo Medical Laboratories and Associated Regional University Pathologists (ARUP).

        We believe that healthcare providers consider a number of factors when selecting a laboratory, including:

  •
  service capability and quality;

  •
  accuracy, timeliness and consistency in reporting test results;

  •
  number and type of tests performed by the laboratory;

  •
  reputation in the medical community; and

  •
  pricing.

        We believe that we are an effective competitor in each of these areas.

        Companies within the diagnostic testing industry are also responding to new technologies, products and services. We believe some of our current competitors, as well as other companies that we do not currently consider to be our competitors, are actively conducting research in areas where we are also conducting development activities. The products and services these companies develop may directly compete with our current or potential services, or may address other areas of diagnostic evaluation, making those companies compete more effectively against us. Furthermore, because the diagnostic testing market is sensitive to the timing of product and service availability, a company that can quickly develop and achieve clinical study and regulatory success may have a competitive advantage over its competitors that cannot do so.

Collaborations and Partnerships

        As we move into the next phase of our business strategy, our goal is to develop novel diagnostic tools that simplify and clarify health care decisions. This requires the implementation of two interdependent strategies:

  •
  Creating a series of high-value capabilities that assist diagnostic / biotechnology companies in commercializing novel tests; and

  •
  Developing differentiating applications and capabilities for commercialization through our services that expand the additional testing opportunities for each patient sample, drive market share, expand our offering or extend our market reach.

        We focus on these opportunities by dedicating resources to our business development function. In November 2006, we announced collaboration agreements with Natural Selection, Inc. to use their genomic mathematic capability to supplement our proteomic mathematic capability to help develop novel cancer markers. In January 2007 we announced a collaboration with Prediction Sciences, Inc. to commercialize a novel breast cancer test, the first molecular test available that is applicable to all stages of operable breast cancer, including lymph node-positive patients. The new offering, called Clarient Insight™ Dx Breast Cancer Profile, will be sold by Clarient through an exclusive license agreement with Prediction Sciences. As part of the ACIS Sale, we continue to work with Zeiss to use our rare event detection capability and Zeiss's expertise in microscopy and laser micro-dissection, to develop a recurring monetizing program. We anticipate that Zeiss and we would likely each commit cash, services and/or technologies to this collaboration should we identify a market need for developing this capability further. Although we have developed a high-level project plan in connection with these efforts, we have not commenced any projects or entered into definitive agreements in connection with such plan, and there can be no assurance that we will launch projects with Zeiss in the future.

Reimbursement

        Laboratory services provided for patients with the assistance of automated image analysis technology are eligible for third -party reimbursement under well-established medical billing codes. These billing codes are known as Healthcare Common Procedure Coding Systems (HCPCS) codes and incorporate a coding system know as Common Procedural Terminology (CPT®) codes. The billing codes are the means by which Medicare and private insurers identify certain medical services that are provided to patients in the United States. CPT codes are established by the American Medical Association (AMA). The amounts reimbursed by Medicare for the CPT codes are established by the Centers for Medicare & Medicaid Services (CMS) using a relative value system, with recommendations from the AMA's Relative Value Update Committee and professional societies representing the various medical specialties.

        A CPT code (88361) specific to computer-assisted image analysis went into effect in 2004. The test involves both a technical and professional component. The technical component involves preparation of the patient sample and scanning the image, while the professional component involves the physician's reading and evaluation of the test results. We receive payment for the technical component. The actual payment varies based upon a geographic factor index for each state and may be higher or lower than the Medicare national amounts in particular cases based on geographic location.

        We work with relevant medical societies and other appropriate constituents to obtain appropriate reimbursement amounts by all payors for providers of image analysis-based services. The objective of these efforts was for the amount paid by Medicare and other payors for image analysis-based services to accurately reflect the technology costs, the benefit that image analysis brings to patients, and its positive impact on healthcare economics.

        For 2006, the standard rates for Medicare services billed under code 88361 were approximately $168 per test, of which $100 was for the technical component of reimbursement and $68 was for professional interpretation. For 2007, these rates were established at approximately $158 per test, which reflects approximately $98 for the technical component and $60 for the professional interpretation. For 2007 and for the first six months of 2008, these Medicare rates were established at approximately $158 and $157 per test, respectively, which reflects approximately $98 and $99 for the technical component and $60 and $58 for the professional interpretation, respectively. In California, where our laboratory performs these tests for our diagnostic services operation, 2006 Medicare reimbursement was $195 per test, of which $122 was for the technical component and $73 was for professional interpretation. For 2007 and the first six months of 2008, the California Medicare rates were adjusted to approximately $186 per test, which reflects approximately $120 and $123, respectively, for the technical component and $65 and $62, respectively, for the professional interpretation.

        Beginning in 2007, CMS revised the methodology for calculating payment rates for services billed under the Medicare Physician Fee Schedule, which includes image analysis under CPT code 88361. Such revisions will affect the calculation of the technical component for which we bill, and are scheduled to be transitioned over a four-year period and may result in decreased payments each year. In addition, with respect to Medicare payments, Section 101 of the Medicare, Medicaid and SCHIP Extension Act of 2007, delayed implementation of the conversion factor, or annual update factor used to calculate payments. Instead of implementing a decrease in Medicare Physician Fee Schedule payments by 10.1%, beginning January 1, 2008, the legislation increased the fee schedule payments by 0.5% for the first six months of 2008. The 10.1% decrease is now scheduled to go into effect July 1, 2008, unless Congress acts again to avoid implementation.

        Beyond image analysis, we perform other tests that are subject to different billing codes and amounts of reimbursement from Medicare, third -party insurance payors, and, in a limited number of cases, from patients. For this reason, our average reimbursement per test will change based on the mix of these tests. Additionally, billing for these services is complicated. We must bill various payors, such as patients, insurance companies, Medicare and other third parties, all of which have different billing requirements. Compliance with applicable laws and regulations as well as internal compliance procedures adds complexity to this process. Other items such as pricing differences and payor disputes also complicate billing.

Research & Development

        Historically, our research and development activities have involved identifying and developing new applications for automated image analysis technology platforms and the scientific elements of assay design for the use of advanced imaging as applied to the detection and quantification of reagent-stained cellular material. Currently, our research and development activities are focused primarily on developing new assays and working with partners and affiliates to develop novel cancer markers to commercialize for our laboratory services business. Quality and regulatory staff assure that every developed test and application meets stringent regulatory guidelines.

Governmental Regulatory Status

        Our business is subject to extensive regulations as described below.

        Existing federal laws governing Medicare and Medicaid and other similar state laws impose a variety of broadly described restrictions on financial relationships among healthcare providers, including clinical laboratories. These laws include the federal anti-kickback law which prohibits individuals or entities, including clinical laboratories, from, among other things, making any payments or furnishing other benefits intended to induce or influence the referral of patients for tests billed to Medicare, Medicaid or certain other federally funded programs. Several courts have interpreted the statute's intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute is violated. Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs. In addition, some kickback allegations have been claimed to violate the federal False Claims Act (discussed below). In addition, many states have adopted laws similar to the federal anti-kickback law. Some of these state prohibitions apply to referral of patients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs. Many of the federal and state anti-fraud statutes and regulations, including their application to joint ventures and collaborative agreements, are vague or ambiguous and have not yet been interpreted by the courts.

        In addition, these laws include self-referral prohibitions which prevent us from accepting referrals from physicians who have an ownership or compensation relationships with us that does not meet an exception specified under the law. The federal law prohibiting physician self-referrals, commonly known as the "Stark" Law, prohibits, with certain exceptions, Medicare payments for laboratory tests referred by physicians who have, personally or through a family member, an investment interest in, or a compensation arrangement with, the testing laboratory. A person who engages in a scheme to circumvent the Stark Law's prohibitions may be fined up to $100,000 for each such arrangement or scheme. In addition, anyone who presents or causes to be presented a claim to the Medicare program in violation of the Stark Law is subject to monetary penalties of up to $15,000 per claim submitted, an assessment of several times the amount claimed, and possible exclusion from participation in federal healthcare programs. In addition, claims submitted in violation of the Stark Law may be alleged to be subject to liability under the federal False Claims Act (discussed below) and its whistleblower provisions.

        Several states in which we operate have enacted legislation that prohibits physician self-referral arrangements and/or requires physicians to disclose any financial interest they may have with a healthcare provider to their patients when referring patients to that provider. Some of these statutes cover all patients and are not limited to beneficiaries of Medicare, Medicaid and other federal healthcare programs. Possible sanctions for violating state physician self-referral laws vary, but may include loss of license and civil and criminal sanctions. State laws vary from jurisdiction to jurisdiction and, in a few states, are more restrictive than the federal Stark Law. Some states have indicated they will interpret their own self-referral statutes the same way that CMS interprets the Stark Law, but it is possible that states will interpret their own laws differently in the future.

        There are other rules governing billing markups and direct billing rules that may apply to our relationships with our customers. Of particular importance to our operations are federal and state laws prohibiting fraudulent billing and providing for the recovery of non-fraudulent overpayments, as a large number of laboratories have been forced by the federal and state governments, as well as by private payors, to enter into substantial settlements under these laws. In particular, if an entity is determined to have violated the federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of between $5,500 to $11,000 for each separate false claim. While there are many potential bases for liability under the federal False Claims Act, liability primarily arises when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. Submitting a claim with reckless disregard or deliberate ignorance of its truth or falsity could result in substantial civil liability. A trend affecting the healthcare industry is the increased use of the federal False Claims Act and, in particular, actions under the False Claims Act's "whistleblower" or "qui tam" provisions to challenge providers and suppliers. Those provisions allow a private individual to bring actions on behalf of the government alleging that the defendant has submitted a fraudulent claim for payment to the federal government. The government must decide whether to intervene in the lawsuit and to become the primary prosecutor. If it declines to do so, the individual may choose to pursue the case alone, although the government must be kept apprised of the progress of the lawsuit. Whether or not the federal government intervenes in the case, it will receive the majority of any recovery. In addition, various states have enacted laws modeled after the federal False Claims Act.

        The Health Insurance Portability and Accountability Act of 1996, or HIPAA, created two new federal crimes: healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines or imprisonment.

        The use and disclosure of patient medical information is subject to substantial regulation by federal, state, and foreign governments. For example, HIPAA was enacted among other things, to establish uniform standards governing the conduct of certain electronic health care transactions and to protect the security and privacy of individually identifiable health information maintained or transmitted by health care providers, health plans and health care clearinghouses. We are currently required to comply with three standards under HIPAA. We must comply with the Standards for Electronic Transactions, which establish standards for common health care transactions, such as claims information, plan eligibility, payment information and the use of electronic signatures, unique identifiers for providers, employers, health plans and individuals, security, privacy, and enforcement. We were required to comply with these Standards for Electronic Transactions by October 16, 2003. We also must comply with the Standards for Privacy of Individually Identifiable Information, which restrict our use and disclosure of certain individually identifiable health information. We were required to comply with the Privacy Standards by April 14, 2003. We must also comply with Security Standards, which require us to implement certain security measures to safeguard certain electronic health information. We were required to comply with the Security Standards by April 20, 2005. The HIPAA privacy and security regulations establish a uniform federal "floor" and do not supersede state laws that are more stringent or provide individuals with greater rights with respect to the privacy or security of, and access to, their records containing PHI. As a result, we are required to comply with both HIPAA privacy regulations and varying state privacy and security laws. These laws contain significant fines and other penalties for wrongful use or disclosure of PHI. We have implemented practices and procedures to meet the requirements of the HIPAA privacy regulations and state privacy laws. In addition, CMS has published a final rule, which required us to adopt a national provider identifier for use in filing and processing health care claims and other transactions beginning May 23, 2007. While the government intended this legislation to reduce administrative expenses and burdens for the health care industry, our compliance with this law may entail significant and costly changes for us in the future. If we fail to comply with these standards, we could be subject to criminal penalties and civil sanctions.

        Because our diagnostic services business operates a clinical laboratory, many aspects of our business are subject to complex federal, state and local regulations applicable to laboratory operations. In 1988, Congress passed the Clinical Laboratory Improvement Amendments (CLIA) establishing quality standards for all laboratory testing to ensure the accuracy, reliability and timeliness of patient test results regardless of where the test was performed. Under CLIA, a laboratory is defined as any facility which performs laboratory testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease, or the impairment of, or assessment of health. CLIA is user fee funded; therefore, all costs of administering the program must be covered by the regulated facilities, including certificate and survey costs.

        The final CLIA regulations were published on February 28, 1992 and updated on January 24, 2003. CLIA specifies quality standards for proficiency testing, patient test management, quality control, personnel qualifications and quality assurance for laboratories performing non-waived tests. Non-waived laboratories must enroll in CLIA, pay the applicable fee and follow manufacturers' instructions. Our laboratory service offerings now include tests in the non-waived category.

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

        To enroll in the CLIA program, laboratories must first register by completing an application, paying fees, being surveyed, if applicable, and becoming certified in the state in which they operate. We received our California state licensure with CLIA certification in the fourth quarter of 2004.

        The State of California Department of Health and Human Services—Laboratory Field Services enforces the state's requirements to apply for and maintain licensure, CLIA certification, and proficiency testing. CLIA accreditation is maintained through regular inspections by the College of American pathologists (CAP). Our facilities have been inspected by these authorities and have been issued licenses to manufacture medical devices and provide laboratory diagnostic services in California. These licenses must be renewed every year. The State of California could prohibit our provision of laboratory services if we failed to maintain these licenses. We must also satisfy various other state application and provisional requirements.

        The FDA has stated that clinical laboratories which develop tests in-house are considered to be manufacturers of medical devices and are subject to the FDA's jurisdiction under the federal Food, Drug, and Cosmetic Act (FD&C Act). We develop assays and intend to validate new markers as they become available to us. Many of these assays and new markers will be considered ASRs or "home brews." With respect to the ASRs, the FDA announced in November 1997 that it will exercise enforcement discretion over laboratory-developed ASRs, as well as laboratory-developed tests using commercially available and laboratory-developed ASRs. ASRs are reagents composed of chemicals or antibodies which are considered to be the active ingredients of tests used to identify one specific disease or condition. In addition, the FDA announced (in draft guidance in July 2007) that IVDMIAs do not fall within the scope of laboratory-developed tests over which the FDA has generally exercised enforcement discretion. The guidance document defines IVDMIAs as devices that combine the multiple variables using an interpretation function to yield a single, patient specific result, that is intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment or prevention of disease, and provides a result whose derivation is non-transparent and cannot be independently derived or verified by the end user. In the draft guidance, the FDA said that IVDMIAs must meet pre- and post-market device requirements under the FD&C Act and FDA regulations, including premarket review of class II and III devices. We may develop IVDMIA's in-house that would be subject to these regulations should the FDA adopt these draft provisions. In that case, we would be required to obtain pre-market notification clearance, often referred to as a "510(k)" clearance, or premarket approval, or "PMA" approval, of the test from the FDA. To market a device subject to the 510(k) clearance process, the FDA must determine that the proposed device is "substantially equivalent" to a device legally on the market, known as a "predicate" device. Clinical and non-clinical data may be required to demonstrate substantial equivalence. The 510(k) clearance process usually takes from three to twelve months from the time of submission to the time that a company can begin to market and distribute a product in the United States, but the process can take significantly longer, and there can be no assurance that the FDA will issue such clearance. The PMA approval pathway requires an applicant to demonstrate that the device is safe and effective based, in part, on data obtained in clinical trials. The PMA approval process is much more costly, lengthy and uncertain and generally takes between one and three years from submission to PMA approval, but may take significantly longer and such approval may never be obtained. Further, once clearance or approval is obtained, ongoing compliance with FDA regulations, including, among others, those related to manufacturing operations, recordkeeping, reporting, marketing and promotion, would increase the cost, time and complexity of conducting our business.

        Laws and regulations pertaining to the products and/or services we provide are subject to change and depend heavily on administrative interpretations by federal and state government agencies, including the FDA.

        Federal law and the laws of many states generally specify who may practice medicine and limit the scope of relationships between medical practitioners and other parties. Under such laws, we are prohibited from practicing medicine or exercising control over the provision of medical services and may only do so through a professional corporation designed for this purpose. In order to comply with such laws, all medical services are provided by, or under the supervision of Clarient Pathology Associates, Inc. (the "P.C."). We refer to the P.C. and us collectively throughout this report as "we", "us", and "our", except in this paragraph and the related risk factor in Item 1A. The P.C. is organized so that all physician services are offered by the physicians who are employed by the P.C. Clarient does not employ practicing physicians as practitioners, exert control over their decisions regarding medical care, or represent to the public that Clarient offers medical services. Clarient has entered into an Administrative Services Agreement with the P.C. pursuant to which Clarient performs all non-medical management of the P.C. and has exclusive authority over all aspects of the business of the P.C. (other than those directly related to the provision of patient medical services or as otherwise prohibited by state law). The non-medical management provided by Clarient includes, among other functions, treasury and capital planning, financial reporting and accounting, pricing decisions, patient acceptance policies, setting office hours, contracting with third party payers, and all administrative services. Clarient provides all of the resources (systems, procedures, and staffing) or contracts with third party billing services to bill third party payors or patients. Clarient also provides or outsources all of the resources for cash collection and management of accounts receivables, including custody of a lockbox where cash receipts are deposited. From the cash receipts, Clarient pays all physician salaries and operating costs of the P.C. Compensation guidelines for the licensed medical professionals at the P.C. are set by Clarient, and Clarient has established guidelines for selecting, hiring, and terminating the licensed medical professionals. Where applicable, Clarient also negotiates and executes substantially all of the provider contracts with third party payers. Clarient will not loan or otherwise advance funds to the P.C. for any purpose.

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

Employees

        As of December 31, 2007, we had 208 employees: 2 in product development, 128 in laboratory diagnostics positions; 48 in finance, executive and administrative positions; and 30 in sales and marketing positions. We are not subject to any collective bargaining agreements, and we believe that our relationship with our employees is good. In addition to full-time employees, we utilize the services of various independent contractors, primarily for certain product development and foreign sales, marketing and administrative activities.

Available Information

        All periodic and current reports, registration statements, and other filings that we are required to file with the Securities and Exchange Commission ("SEC"), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, are available free of charge from the SEC's website (http://www.sec.gov) or public reference room at 101 F Street NE., Washington, DC 20549, or through Clarient's internet website at http://www.clarientinc.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. Information on the operation of the SEC's public reference room is available by calling the SEC at 1-800-SEC-0300. Copies of these reports (excluding exhibits) may also be obtained free of charge, upon written request to: Investor Relations, Clarient, Inc., 31 Columbia, Aliso Viejo, CA 92656-1460.

        Our internet website address is included in this report solely for identification purposes. Our internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

        The following corporate governance documents are available free of charge on our website: the charters of our Audit, Compensation and Corporate Governance Committees, our Statement on Corporate Governance and our Code of Conduct. Copies of these corporate governance documents also may be obtained by any shareholder, free of charge, upon written request to: Corporate Secretary, Clarient, Inc., 31 Columbia, Aliso Viejo, CA 92656-1460. We also will post on our website any amendments to, or waivers of, our Code of Conduct that relate to our directors and executive officers.

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

        We have incurred operating losses in every year since inception, and our accumulated deficit and stockholders' deficit as of December 31, 2007 were $145.2 million and $4.8 million, respectively. Those operating losses are principally associated with the research and development of our ACIS technology (which we transferred to Zeiss in the ACIS Sale), conducting clinical trials, preparing regulatory clearance filings, developing Dako's sales and marketing organization to commercialize the ACIS prior to the ACIS Sale, and investments we have made and expenses we have incurred relating to our diagnostic services business.

        Although we have reduced our operating losses, we expect to continue to incur losses as a result of expansion of our laboratory services. We are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and then maintain profitability, the market value of our common stock will likely decline. These matters raise substantial doubt about our ability to continue as a going concern.

        We may require additional financing for, among other things, expansion of our laboratory operations, development of novel molecular tests, capital expenditures and other costs, and it is uncertain whether such financing will be available on favorable terms, if at all.

        We will continue to expend funds for development of novel markers, clinical trials and to expand our service offerings. We will also need additional capital if our new business initiatives are not successful or we fail to achieve the level of revenues and gross profit from our services contemplated by our business plan in the time frame contemplated by our business plan.

        Our present and future funding requirements will also depend on certain other external factors, including, among other things:

  •
  the level of development investment required to maintain and improve our service offerings, including the development of novel molecular tests;

  •
  our need or decision to acquire or license complementary technologies or acquire complementary businesses;

  •
  competing technological and market developments; and

  •
  changes in regulatory policies or laws that affect our operations.

        We do not know whether additional financing will be available to us as needed on commercially acceptable terms. If adequate funds are not available or are not available on commercially acceptable terms, we might be required to delay, scale back or eliminate some or all of our development activities or new business initiatives, or to license to third parties the right to commercialize products or technologies that we would otherwise seek to commercialize ourselves. If additional funds are raised through an equity or convertible debt financing, our stockholders may experience significant dilution.

        We are required to maintain compliance with financial and other restrictive covenants in our debt financing agreements which can restrict our ability to operate our business, and if we fail to comply with those covenants, our outstanding indebtedness may be accelerated.

        Our existing credit facility with Comerica Bank contains a financial covenant requiring us to maintain specified levels of tangible net worth. In addition, our credit facilities with Safeguard and Comerica contain covenants restricting our ability to:

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

  •
  transfer or sell our assets.

        These covenants could adversely affect our ability to finance our future operations or capital needs and pursue available business opportunities, including acquisitions. A breach of any of these covenants could result in a default in respect of the related indebtedness (and a breach of our credit facility with Comerica or Safeguard would constitute a cross-default under the other facility). During 2006 and 2007, we were unable to comply with certain financial covenants (including the requirement that we maintain a minimum tangible net worth and operating cash) under our credit agreements with General Electric Capital Corporation (which we repaid in full on March 17, 2007) and Comerica. While our lenders waived those defaults and we have agreed to new financial covenants with respect to future periods with Comerica, if a default occurs in the future under either of our credit facilities, Comerica and Safeguard could elect to declare the indebtedness under the applicable facility, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness. We entered into the amended credit facility with the expectation that we could meet the financial covenant. However, in order to do so, our results of operations in 2008 will have to significantly improve from our historical results of operations. In addition, we have previously not been able to maintain compliance with prior financial covenants in our credit facilities with respect to certain periods. Therefore, there can be no assurance that we will be able to maintain compliance with our credit facilities. This, coupled with our history of operating losses, negative cash flows, accumulated deficit, and stockholders' deficit raise substantial doubt about our ability to continue as a going concern.

        We have identified material weaknesses in our internal control over financial reporting.

        We have identified material weaknesses in our internal control over financial reporting. In particular, we concluded that the accounting and financial organization of the Company lacks policies and procedures that are effective at ensuring that reporting risks, including changes therein, within its accounting processes, are identified timely and corresponding control activities implemented. In addition, we determined that the Company did not design and maintain controls that were effective at ensuring that the appropriate accounting treatment was applied to information provided by a third party service provider utilized in the billing function. This material weakness resulted in an overstatement of revenue and an understatement of current liabilities for refunds to customers. This misstatement was corrected prior to the issuance of our 2007 Consolidated Financial Statements. We also determined that the Company did not design and maintain controls adequate to ensure that changes in historical collection experience resulted in modifications to the process for determining the estimate of the allowance for doubtful accounts. This material weakness resulted in a misstatement of the allowance for doubtful accounts. This misstatement was corrected prior to the issuance of our 2007 Consolidated Financial Statements. Although we are undertaking steps to address these material weaknesses, the existence of a material weakness is an indication that there is more than a remote likelihood that a material misstatement of our financial statements will not be prevented or detected in the current or any future period. In addition, we may in the future identify further material weaknesses in our internal control over financial reporting that we have not discovered to date.

        We sold our Technology business to Zeiss and we may experience negative consequences as a result of such transaction, including disruptions to our operations, potential indemnification obligations and restrictions on our business operations going forward.

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

        The ACIS Sale resulted in the transfer of our business of developing, manufacturing and marketing the ACIS system, and, as a result, we will no longer derive revenues from that business, including revenues under our distribution agreement with Dako (which we assigned to Zeiss in connection with the ACIS Sale). We also transferred our patent portfolio and other intellectual property of the Technology business to Zeiss and while we have retained a license to certain patent rights, copyrights and software, our use of those intellectual property rights is limited to the field of use specified in the license agreement. We also agreed not to compete with Zeiss in connection with the development, production and sale of imaging instruments for a period of 42 months following the closing date of the ACIS Sale and, as a result, our business will be restricted from engaging in those activities during that period.

        In connection with the ACIS Sale, we also made customary representations and warranties to Zeiss and we retained certain pre-closing liabilities relating to the Technology business. As a result, we may have future indemnification obligations to Zeiss upon a breach of such representations and warranties, and in connection with third party claims relating thereto or relating to the liabilities that we retained.

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

        The introduction of diagnostic tests embodying new technologies and the emergence of new industry standards can render existing tests obsolete and unmarketable in short periods of time. We expect competitors to introduce new products and services and enhancements to existing products and services. Our future success will depend upon our ability to enhance our current tests, and to develop new tests, in a manner that keeps pace with emerging industry standards and achieves market acceptance. Our inability to accomplish any of these endeavors will likely have a material adverse effect on our business, operating results, cash flows and financial condition.

  We face substantial existing competition and potential new competition.

        The laboratory business is intensely competitive both in terms of price and service. This industry is dominated by several national independent laboratories, but includes many smaller niche and regional independent laboratories as well. Large commercial enterprises, including Quest Diagnostics and Laboratory Corporation of America Holdings (LabCorp), have substantially greater financial resources and may have larger research and development programs and more sales and marketing channels than we do, enabling them to potentially develop and market competing products and services. These enterprises may also be able to achieve greater economies of scale or establish contracts with payor groups on more favorable terms. Academic and regional medical institutions generally lack the advantages of the larger commercial laboratories but still compete with us on a limited basis. Smaller niche laboratories compete with us based on their reputation for offering a narrow test menu. Pricing of laboratory testing services is one of the significant factors often used by health care providers in selecting a laboratory. As a result of the laboratory industry undergoing significant consolidation, larger clinical laboratory providers are able to increase cost efficiencies afforded by large-scale automated testing. This consolidation results in greater price competition. We may be unable to increase cost efficiencies sufficiently, if at all, and as a result, our operating results, cash flows and our financial position could be negatively impacted by such price competition.

        Competition in the pharmaceutical and biotechnology industries generally, and the medical devices and diagnostic products segments in particular, is intense and has increased with the rapid pace of technological development. Our competitors in this area include large diagnostics and life sciences companies. Most of these entities have substantially greater research and development capabilities and financial, scientific, manufacturing, marketing, sales and service resources than we do. Some of these entities also have more experience than we do in research and development, clinical trials, regulatory matters, manufacturing, marketing and sales.

        Furthermore, we believe some of our current competitors, as well as other companies that we do not currently consider to be our competitors, are actively conducting research in areas where we are also conducting development activities. The products and services these companies develop may directly compete with our current or potential services, or may address other areas of diagnostic evaluation, making those companies compete more effectively against us. Furthermore, because the diagnostic testing market is sensitive to the timing of product and service availability, a company that can quickly develop and achieve clinical study and regulatory success may have a competitive advantage over its competitors that can not do so.

        Because of their experience and greater research and development capabilities, our competitors might succeed in developing and commercializing technologies or products earlier and obtaining regulatory approvals and clearances from the FDA more rapidly than we are able to. In addition, our competitors also might develop more effective technologies or products that may render our technologies or products obsolete or non-competitive.

        We have limited experience in providing laboratory and other services, which may cause us to experience difficulties that could delay or prevent the development, introduction and marketing of these services.

        We began providing the technical component of reference laboratory services in-house beginning in April 2004, and we began to provide additional oncology-focused laboratory services that complement our image analysis and reference laboratory services in December 2004. The success and viability of these initiatives is dependent on a number of factors including:

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

        Our computer systems are vulnerable to damage from a variety of sources, including telecommunications failures, malicious human acts and natural disasters. Moreover, despite reasonable security measures we have implemented, some of our information technology systems are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems, in part because we conduct business on the Internet and because some of these systems are located at third-party web hosting providers and we cannot control the maintenance and operation of the data centers by such third-parties. Despite the precautions we have taken, unanticipated problems affecting our systems could cause interruptions in our information technology systems, leading to lost revenue, deterioration of customer confidence, and significant business disruption. Our business, financial condition, results of operations, or cash flows could be materially and adversely affected by any problem that interrupts or delays our operations.

        If a catastrophe were to strike our facility, we would be unable to operate our business competitively.

        Our facility may be affected by catastrophes such as fires, earthquakes or sustained interruptions in electrical service. Earthquakes and fires are of particular significance to us because our laboratory facility is located in southern California, an earthquake and fire prone area. In the event our existing facility or equipment is affected by man-made or natural disasters, we may be unable to process our customers' samples in a timely manner and unable to operate our business in a commercially competitive manner.

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

  •
  Michael J. Pellini, M.D., our Chief Operating Officer; and

  •
  David J. Daly, our Senior Vice President of Commercial Operations.

        The loss of any of our executive officers, senior managers or key scientific or technical personnel could have a material adverse effect on our business, operating results, cash flows and financial condition. We do not maintain key-person life insurance on any of our officers, managers, scientific and technical personnel or other employees. Furthermore, our anticipated growth and expansion will require the addition of highly skilled technical, management, financial, sales and marketing personnel. Competition for personnel is intense, and our failure to hire and retain talented personnel or the loss of one or more key employees could have a material adverse effect on our business. In particular, we may encounter difficulties in attracting a sufficient number of qualified California licensed laboratory scientists. In addition, our personnel may not be able to fulfill their responsibilities adequately and may not remain with us.

        Our net revenue will be diminished if payors do not adequately cover or reimburse our services.

        There has been, and will likely continue to be, significant efforts by both federal and state agencies to reduce costs in government healthcare programs and otherwise implement government control of healthcare costs. In addition, increasing emphasis on managed care in the United States may continue to put pressure on the pricing of healthcare services. Uncertainty exists as to the coverage and reimbursement status of new applications or services, as third-party payors, including governmental payors such as Medicare and private payors, are scrutinizing new medical products and services and may not cover or may limit coverage and the level of reimbursement for our services. Additionally, third-party insurance coverage may not be available to patients for any of our existing assays or assays we discover and develop. A substantial portion of the testing for which we bill our hospital and laboratory clients is ultimately paid by third-party payors and any pricing pressure exerted by these third-party payors on our customers may, in turn, be exerted by our customers on us. If government and other third-party payors do not provide adequate coverage and reimbursement for our assays, our operating results, cash flows or financial condition may decline.

        A majority of managed care organizations are using capitated payment contracts in an attempt to shift payment risks which may negatively impact our operating margins.

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

        Third-party billing is extremely complicated and will result in significant additional costs to us.

        Billing for laboratory services is extremely complicated. The customer is the party that refers the tests and the payor is the party that pays for the tests, and the two are not always the same. Depending on the billing arrangement and applicable law, we need to bill various payors, such as patients, insurance companies, Medicare, Medicaid, doctors and employer groups, all of which have different billing requirements. Additionally, our billing relationships require us to undertake internal audits to evaluate compliance with applicable laws and regulations as well as internal compliance policies and procedures. Insurance companies also impose routine external audits to evaluate payments made. This adds further complexity and costs to the billing process.

        Additional factors complicating billing are:

  •
  pricing differences between our fee schedules and the reimbursement rates of the payors;

  •
  disputes with payors as to which party is responsible for payment; and

  •
  disparity in coverage and information requirements among various carriers.

        We incur significant additional costs as a result of our participation in the Medicare and Medicaid programs, as billing and reimbursement for laboratory testing are subject to considerable and complex federal and state regulations. The additional costs we expect to incur as a result of our participation in the Medicare & Medicaid programs include costs related to, among other factors: (1) complexity added to our billing processes; (2) training and education of our employees and customers; (3) implementing compliance procedures and oversight; (4) collections and legal costs; (5) challenging coverage and payment denials; and (6) providing patients with information regarding claims processing and services, such as advanced beneficiary notices.

        We currently outsource responsibility for billing and collections for our laboratory services to a third-party. However, in order to maintain necessary controls and reduce processing costs, we have decided to bring the billing and collection process in-house. We anticipate this transition to be complete by the second quarter of 2008. We do not have previous experience in billing our customers and insurance companies directly for our services or in collections activities and, as a result, we may encounter difficulties in transitioning and maintaining responsibility for such functions in-house.

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

        We may make acquisitions of complementary businesses, products or technologies. If we identify any appropriate acquisition candidates, we may not be successful in negotiating acceptable terms of the acquisition, financing the acquisition, or integrating the acquired business, products or technologies into our existing business and operations. Further, completing an acquisition and integrating an acquired business will significantly divert management time and resources. The diversion of management attention and any difficulties encountered in the transition and integration process could harm our business. If we consummate any significant acquisitions using stock or other securities as consideration, our shareholders' equity could be significantly diluted. If we make any significant acquisitions using cash consideration, we may be required to use a substantial portion of our available cash. Acquisition financing may not be available on favorable terms, if at all. In addition, we may be required to amortize significant amounts of other intangible assets in connection with future acquisitions, which would harm our operating results and financial condition.

        Clinicians or patients using our services may sue us and our insurance may not sufficiently cover all claims brought against us, which will increase our expenses.

        The development, marketing, sale and performance of healthcare services expose us to the risk of litigation, including professional negligence. Damages assessed in connection with, and the costs of defending, any legal action could be substantial. We currently maintain numerous insurance policies, including a $5 million aggregate, $3 million per claim, medical professional liability insurance policy, with a deductible of $25,000. This policy contains customary exclusions, including exclusions relating to asbestos and biological contaminants. However, we may be faced with litigation claims which exceed our insurance coverage or are not covered under any of our insurance policies. In addition, litigation could have a material adverse effect on our business if it impacts our existing and potential customer relationships, creates adverse public relations, diverts management resources from the operation of the business or hampers our ability to perform assays or otherwise conduct our business.

        If we use biological and hazardous materials in a manner that causes injury, we could be liable for damages.

        Our development and clinical pathology activities sometimes involve the controlled use of potentially harmful biological materials, hazardous materials, chemicals and various radioactive compounds. We cannot completely eliminate the risk of accidental contamination or injury to third parties from the use, storage, handling or disposal of these materials. We currently maintain numerous casualty policies, including a $1 million per occurrence, $2 million aggregate general liability policy, a $10 million umbrella liability policy and a $5 million technology errors and omissions policy. We also have a property special risk policy to cover our contents, equipment and business interruption as well as a $10 million policy for the perils of earthquake and flood. These policies have deductible ranges from $5,000 to $50,000 and contain customary exclusions. However, in the event of contamination or injury, we could be held liable for any resulting damages, and any liability could exceed our resources or any applicable insurance coverage we may have. Additionally, we are subject on an ongoing basis to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. The cost of compliance with these laws and regulations is significant and could negatively affect our operations, cash flows and financial condition if these costs increase substantially.

        Any breakdown in the protection of our licensed proprietary technology, or any determination that our licensed proprietary technology infringes on the rights of others, could materially affect our business.

        Our commercial success will depend in part on our ability to protect and maintain our proprietary technology. We rely primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. However, obtaining, defending and enforcing patents and other intellectual property rights involve complex legal and factual questions. We cannot assure you that we will be able to obtain, defend or enforce patents we may obtain in the future covering our technologies in the United States or in foreign countries, or be able to effectively maintain our technologies as unpatented trade secrets or otherwise obtain meaningful protection for our proprietary technology. Moreover, we cannot assure you that third-parties will not infringe, design around, or improve upon our proprietary technology or rights.

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

        Our competitors and other third parties may have or acquire patent rights that they could enforce against us. If they do so, we may be required to alter our technologies, pay licensing fees or cease activities. Additionally, if our technologies conflict with patent rights of others, third parties could bring legal action against us or our licensees, suppliers, customers or collaborators, claiming damages and seeking to enjoin manufacturing and marketing of the affected products. If these legal actions are successful, in addition to any potential liability for damages, we might have to obtain a royalty or licensing arrangement in order to continue to manufacture or market the affected products. A required license or royalty under the related patent or other intellectual property may not be available on acceptable terms, if at all.

        We may be unaware of issued patents that our technologies infringe. Because patent applications can take many years to issue, there may be currently pending applications, unknown to us, that may later result in issued patents upon which our technologies may infringe. There could also be existing patents of which we are unaware upon which our technologies may infringe. In addition, if third parties file patent applications or obtain patents claiming technology also claimed by us in pending applications, we may have to participate in interference proceedings in the United States Patent and Trademark Office to determine priority of invention. If third parties file oppositions in foreign countries, we may also have to participate in opposition proceedings in foreign tribunals to defend filed foreign patent applications. Additionally, we may have to participate in interference proceedings involving our issued patents or our pending applications.

        If a third party claims that we infringe upon its proprietary rights, any of the following may occur:

  •
  we may become involved in time-consuming and expensive litigation, even if a claim is without merit;

  •
  we may become liable for substantial damages for past infringement, including possible treble damages for allegations of willful infringement, if a court decides that our technologies infringe upon a competitor's patent;

  •
  a court may prohibit us from using a technology or providing a service without a license from the patent holder, which may not be available on commercially acceptable terms, if at all, or which may require us to pay substantial royalties or grant cross-licenses to our intellectual property; and

  •
  we may have to redesign our services so that they do not infringe upon others' patent rights, which may not be possible or could require substantial funds or time.

        If any of these events occurs, our business, results of operation, cash flows and financial condition will likely suffer and the market price of our common stock will likely decline.

Risks Related to Regulation of Our Industry

  We cannot predict the extent of future FDA regulation of our in-house diagnostic laboratory services.

        Laboratory-developed tests, or LDTs, are developed and validated by a laboratory for use in test procedures the laboratory performs itself. Such LDTs are commonly referred to as "home brew" tests. The FDA maintains that it has the authority to regulate "home brews", such as our in house diagnostic laboratory services, under the Federal Food, Drug, and Cosmetic Act, or FFDCA, as medical devices, but, as a matter of enforcement discretion, has decided not to exercise its authority. We cannot predict the extent of future FDA regulation and there can be no assurance that the FDA will not require our in-house diagnostic laboratory testing to receive premarketing clearance, or premarket approval prior to marketing or compliance with other requirements applicable to medical devices. For example, the FDA recently issued draft guidance on certain LDTs that are dependent on an interpretation algorithm. The agency has termed these LDTs "In Vitro Diagnostic Multivariate Index Assays" or IVDMIAs. According to the draft guidance, IVDMIAs do not fall within the scope of LDTs over which the FDA has exercised enforcement discretion because such tests incorporate complex and unique interpretation functions which require clinical validation. We do not believe that any of our current diagnostic laboratory services meet the definition of IVDMIA in the draft guidance. However, the FDA may consider products that we develop in the future to be medical devices. If the draft guidance or other regulatory interpretations or requirements are finalized, one or more of our current or future tests may become subject to FDA regulation of medical devices. If the draft guidance if finalized, FDA intends to enforce regulatory requirements for IVDMIAs that do not receive clearance or approval within 18 months thereafter. If any or our current or future tests become subject to FDA regulation and we fail to obtain FDA clearance or approval within 18 months after the draft guidance is finalized, we might have to stop marketing our in-house diagnostic laboratory tests until premarket review and clearance or approval is obtained, and the time and expense needed to obtain clearance or approval of our tests under development could increase significantly. Medical devices are subject to extensive regulation by the FDA under the FFDCA and its implementing regulations, and other federal, state and local authorities. These regulations govern, among other things, the design, development, testing, manufacture, premarket clearance and approval, labeling, sale, promotion and distribution of medical device products. Achieving and maintaining compliance with FDA requirements is costly and burdensome, and failure to comply with applicable regulations could result in fines, suspension or shutdown of operations, recalls or seizure of products, and other civil or criminal penalties. Additional FDA regulatory controls over our in-house diagnostic laboratory services could also add additional costs to our operations, and may delay or prevent our ability to commercially distribute our services in the United States.

        If we are not able to obtain all of the regulatory approvals and clearances required to commercialize our services and underlying diagnostic applications, our business would be significantly harmed.

        If the FDA regulates our current or future diagnostic tests as medical devices, our development and commercialization in the United States may require either pre-market notification, or 510(k) clearance, or pre-market approval (PMA) from the FDA prior to marketing. In the 510(k) clearance process, the FDA must determine that a proposed device is "substantially equivalent" to a device legally on the market, known as a "predicate" device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. The 510(k) clearance pathway usually takes from two to twelve months from submission, but can take longer. The PMA approval pathway is much more costly, lengthy, uncertain and generally takes from one to two years (but possibly longer) from submission. The PMA approval pathway requires an applicant to demonstrate the safety and effectiveness of the device, in part, on data obtained in clinical trials. Both of these processes can be expensive and lengthy and entail significant user fees, unless exempt. There is no assurance that the FDA will clear or approve a 510(k) notification or PMA application. In addition, the FDA may reject a 510(k) submission and require a more expensive and burdensome PMA instead. We do not know whether we will be able to obtain the clearances or approvals required to commercialize these products.

        The FDA has made, and may continue to make, changes in its approval requirements and processes. We cannot predict what these changes will be, how or when they will occur, or what effect they will have on the regulation of our products. Any new requirements may impose additional costs or lengthen review times of our products. Delays in receipt of, or failure to receive, United States regulatory approvals or clearances for our new products would likely have a material adverse effect on our business, financial condition and results of operations.

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

  •
  criminal prosecution.

        Any of these enforcement actions could affect our ability to commercially distribute our products in the United States and may also harm our ability to conduct the clinical trials necessary to support the marketing, clearance or approval of additional applications.

        If we were required to conduct additional clinical trials prior to marketing our test(s), those trials could lead to delays or a failure to obtain necessary regulatory approvals and harm our ability to become profitable.

        If the FDA decides to regulate our test(s) as medical devices, it could require extensive premarket clinical testing prior to submitting a regulatory application for commercial sales. Conducting clinical trials generally entails a long, expensive and uncertain process that is subject to delays and failure at any stage. If we are required to conduct premarket clinical trials, delays in the commencement or completion of clinical testing could significantly increase our development costs and delay test commercialization. Many of the factors that may cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to delay or denial of regulatory clearance or approval. The commencement of clinical trials may be delayed due to insufficient tissue samples or insufficient data regarding the associated clinical outcomes. We may find it necessary to engage contract research organizations to perform data collection and analysis and other aspects of our clinical trials, which might increase the cost and complexity of our trials. If these parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality, completeness or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, applicable regulatory requirements, or for other reasons, our clinical trials may have to be extended, delayed or terminated. Many of these factors would be beyond our control. If there are delays in testing or approvals as a result of the failure to perform by third parties, our research and development costs would increase, and we may not be able to obtain regulatory clearance or approval for our tests. In addition, we may not be able to establish or maintain relationships with these parties on favorable terms, if at all. Each of these outcomes would harm our ability to market our test(s), or to become profitable.

        Our operations are subject to strict laws prohibiting fraudulent billing and other abuse, and our failure to comply with such laws could result in substantial penalties.

        Of particular importance to our operations are federal and state laws prohibiting fraudulent billing and providing for the recovery of non-fraudulent overpayments, as a large number of laboratories have been forced by the federal and state governments, as well as by private payors, to enter into substantial settlements under these laws. In particular, if an entity is determined to have violated the federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of between $5,500 to $11,000 for each separate false claim. While there are many potential bases for liability under the federal False Claims Act, liability primarily arises when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. Submitting a claim with reckless disregard or deliberate ignorance of its truth or falsity could result in substantial civil liability. A trend affecting the healthcare industry is the increased use of the federal False Claims Act and, in particular, actions under the False Claims Act's "whistleblower" or "qui tam" provisions to challenge providers and suppliers. Those provisions allow a private individual to bring actions on behalf of the government alleging that the defendant has submitted a fraudulent claim for payment to the federal government. The government must decide whether to intervene in the lawsuit and to become the primary prosecutor. If it declines to do so, the individual may choose to pursue the case alone, although the government must be kept apprised of the progress of the lawsuit. Whether or not the federal government intervenes in the case, it will receive the majority of any recovery. In addition, various states have enacted laws modeled after the federal False Claims Act.

        Government investigations of clinical laboratories have been ongoing for a number of years and are expected to continue in the future. Written "corporate compliance" programs to actively monitor compliance with fraud laws and other regulatory requirements are recommended by the Department of Health and Human Services' Office of the Inspector General, and we have a program following the guidelines in place.

        Our laboratory services are subject to extensive federal and state regulation, and our failure to comply with such regulations could result in penalties or suspension of Medicare payments and/or loss of our licenses, certificates or accreditation.

        The clinical laboratory testing industry is subject to extensive statutory and other regulation, and many of these statutes and other regulations have not been interpreted by the courts. The CLIA and implementing regulations established quality standards for all laboratory testing to ensure the accuracy, reliability and timeliness of patient test results regardless of where the test was performed. Laboratories covered under CLIA are those which perform laboratory testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention, treatment of disease and other factors. The Centers for Medicare & Medicaid Services is charged with the implementation of CLIA, including registration, surveys, enforcement and approvals of the use of private accreditation agencies. For certification under CLIA, laboratories such as ours must meet various requirements, including requirements relating to quality assurance, quality control and personnel standards. Since we perform patient testing from all states, our laboratory is also subject to strict regulation by California, New York and various other states. State laws require that laboratory personnel meet certain qualifications, specify certain quality controls or require maintenance of certain records, and are required to possess state regulatory licenses to offer the professional and technical components of laboratory services. If we are unable to maintain our existing state regulatory licenses in a timely manner or if we are unable to secure new state regulatory licenses for new locations, our ability to provide laboratory services could be compromised. Our failure to comply with CLIA, state or other applicable requirements could result in various penalties, including restrictions on tests which the laboratory may perform, substantial civil monetary penalties, imposition of specific corrective action plans, suspension of Medicare payments and/or loss of licensure, certification or accreditation. Such penalties could result in our being unable to continue performing laboratory testing. Compliance with such standards is verified by periodic inspections and requires participation in proficiency testing programs.

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

        We are subject to federal and state laws governing the financial relationship among healthcare providers, including Medicare & Medicaid laws, and our failure to comply with these laws could result in significant penalties and other adverse consequences.

        Existing federal laws governing Medicare & Medicaid and other similar state laws impose a variety of broad restrictions on financial relationships among healthcare providers, including clinical laboratories. These laws include the federal anti-kickback law which prohibits individuals or entities, including clinical laboratories, from, among other things, making any payments or furnishing other benefits intended to induce or influence the referral of patients for tests billed to Medicare, Medicaid or certain other federally funded programs. Several courts have interpreted the statute's intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute is violated. Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs. In addition, some kickback allegations have been claimed to violate the federal False Claims Act (discussed above). In addition, many states have adopted laws similar to the federal anti-kickback law. Some of these state prohibitions apply to referral of patients for healthcare items or services reimbursed by any source, not only the Medicare & Medicaid programs. Many of the federal and state anti-fraud statutes and regulations, including their application to joint ventures and collaborative agreements, are vague or ambiguous and have not yet been interpreted by the courts.

        In addition, these laws include self-referral prohibitions which prevent us from accepting referrals from physicians who have an ownership or compensation relationships with us that does not meet an exception specified under the law. The federal law prohibiting physician self-referrals, commonly known as the "Stark" Law, prohibits, with certain exceptions, Medicare payments for laboratory tests referred by physicians who have, personally or through a family member, an investment interest in, or a compensation arrangement with, the testing laboratory. A person who engages in a scheme to circumvent the Stark Law's prohibitions may be fined up to $100,000 for each such arrangement or scheme. In addition, anyone who presents or causes to be presented a claim to the Medicare program in violation of the Stark Law is subject to monetary penalties of up to $15,000 per claim submitted, an assessment of several times the amount claimed, and possible exclusion from participation in federal healthcare programs. In addition, claims submitted in violation of the Stark Law may be alleged to be subject to liability under the federal False Claims Act and its whistleblower provisions.

        Several states in which we operate have enacted legislation that prohibits physician self-referral arrangements and/or requires physicians to disclose any financial interest they may have with a healthcare provider to their patients when referring patients to that provider. Some of these statutes cover all patients and are not limited to beneficiaries of Medicare, Medicaid and other federal healthcare programs. Possible sanctions for violating state physician self-referral laws vary, but may include loss of license and civil and criminal sanctions. State laws vary from jurisdiction to jurisdiction and, in a few states, are more restrictive than the federal Stark Law. Some states have indicated they will interpret their own self-referral statutes the same way that the United States Centers for Medicare & Medicaid Services (CMS) interprets the Stark Law, but it is possible that states will interpret their own laws differently in the future.

        The laws of many states also prohibit physicians from sharing professional fees with non-physicians and prohibit non-physician entities, such as us, from practicing medicine and from employing physicians to practice medicine.

        If we do not comply with existing or additional regulations, or if we incur penalties, it could increase our expenses, reduce or prevent us from increasing net revenue, and/or hinder our ability to conduct our business. In addition, changes in existing regulations or new regulations may delay or prevent us from marketing our products or cause us to reduce our pricing.

        Our business is subject to stringent laws and regulations governing the privacy, security and transmission of medical information, and our failure to comply could subject us to criminal penalties and civil sanctions.

        The use and disclosure of patient medical information is subject to substantial regulation by federal, state, and foreign governments. For example, the Health Insurance Portability and Accountability Act of 1996, known as HIPAA, was enacted among other things, to establish uniform standards governing the conduct of certain electronic health care transactions and to protect the security and privacy of individually identifiable health information maintained or transmitted by health care providers, health plans and health care clearinghouses. We are currently required to comply with three standards under HIPAA. We must comply with the Standards for Electronic Transactions, which establish standards for common health care transactions, such as claims information, plan eligibility, payment information and the use of electronic signatures, unique identifiers for providers, employers, health plans and individuals, security, privacy, and enforcement. We were required to comply with these Standards for Electronic Transactions by October 16, 2003. We also must comply with the Standards for Privacy of Individually Identifiable Information, which restrict our use and disclosure of certain individually identifiable health information. We were required to comply with the Privacy Standards by April 14, 2003. We must also comply with Security Standards, which require us to implement certain security measures to safeguard certain electronic health information. We were required to comply with the Security Standards by April 20, 2005. The HIPAA privacy and security regulations establish a uniform federal "floor" and do not supersede state laws that are more stringent or provide individuals with greater rights with respect to the privacy or security of, and access to, their records containing PHI. As a result, we are required to comply with both HIPAA privacy regulations and varying state privacy and security laws. These laws contain significant fines and other penalties for wrongful use or disclosure of PHI. We have implemented practices and procedures to meet the requirements of the HIPAA privacy regulations and state privacy laws. In addition, CMS has published a final rule, which required us to adopt a national provider identifier for use in filing and processing health care claims and other transactions beginning May 23, 2007. While the government intended this legislation to reduce administrative expenses and burdens for the health care industry, our compliance with this law may entail significant and costly changes for us in the future. If we fail to comply with these standards, we could be subject to criminal penalties and civil sanctions.

        The Standards for Privacy of Individually Identifiable Information establish a "floor" and do not supersede state laws that are more stringent. Therefore, we are required to comply with both federal privacy regulations and varying state privacy laws. In addition, for health care data transfers from other countries relating to citizens of those countries, we must comply with the laws of those other countries.

        Federal law and the laws of many states generally specify who may practice medicine and limit the scope of relationships between medical practitioners and other parties.

        Under certain federal and state laws specifying who may practice medicine and limiting the scope of relationships between medical practitioners and other parties, we are prohibited from practicing medicine or exercising control over the provision of medical services and may only do so through a professional corporation designed for this purpose. In order to comply with such laws, all medical services are provided by or under the supervision of Clarient Pathology Associates, Inc. (the "P.C."). We refer to the P.C. and us collectively throughout this report as "we", "us", and "our", except in this paragraph and the related description of our business under the heading "Governmental Regulatory Status" in Item 1. The P.C. is organized so that all physician services are offered by the physicians who are employed by the P.C. Clarient does not employ practicing physicians as practitioners, exert control over their decisions regarding medical care, or represent to the public that Clarient offers medical services. Clarient has entered into an Administrative Services Agreement with the P.C. pursuant to which Clarient performs all non-medical management of the P.C. and has exclusive authority over all aspects of the business of the P.C. (other than those directly related to the provision of patient medical services or as otherwise prohibited by state law). The non-medical management provided by Clarient includes, among other functions, treasury and capital planning, financial reporting and accounting, pricing decisions, patient acceptance policies, setting office hours, contracting with third-party payors, and all administrative services. Clarient provides all of the resources (systems, procedures, and staffing) or contracts with third-party billing services to bill third-party payors or patients. Clarient also provides or procures all of the resources for cash collection and management of accounts receivables, including custody of a lockbox where cash receipts are deposited. Compensation guidelines for the licensed medical professionals at the P.C. are set by Clarient, and Clarient has established guidelines for selecting, hiring, and terminating the licensed medical professionals. Where applicable, Clarient also negotiates and executes substantially all of the provider contracts with third-party payors. Clarient will not loan or otherwise advance funds to the P.C. for any purpose.

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

        If we raise additional funds by issuing equity securities, further dilution to our stockholders could result, and new investors could have rights superior to those of holders of our common stock. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise additional funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock, and the terms of the debt securities issued could impose significant restrictions on our operations. If we raise additional funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our developed technologies or products, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we may have to delay or may be unable to continue to develop our products.

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

  •
  changes in coverage and reimbursement policies concerning our products or competitors' products;

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

        Securities class action litigation is often brought against a company after a period of volatility in the market price of its stock. This type of litigation could be brought against us in the future, which could result in substantial expense and damage awards and divert management's attention from running our business.

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

        Future sales of shares by existing stockholders could result in a decline in the market price of our stock.

        Some of our current stockholders hold a substantial number of shares which they are currently able to sell in the public market, or which they will be able to sell under registration statements that may be declared effective by the Securities and Exchange Commission, and our employees hold options to purchase a significant number of shares and/or have been issued shares of restricted stock that are covered by registration statements on Form S-8. If our common stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock could fall. Safeguard owns a majority of our outstanding common stock and has rights, subject to some conditions, to require us to file registration statements covering shares owned by it and to include its shares in registration statements that we may file for ourselves or other stockholders. Furthermore, if we file a registration statement and include shares held by Safeguard pursuant to the exercise of its registrations rights, the sale of those shares could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.

        We are controlled by a single existing stockholder, whose interests may differ from other stockholders' interests and may adversely affect the trading price of our common stock.

        Safeguard beneficially owns a majority of the outstanding shares of our common stock. As a result, Safeguard will have significant influence in determining the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets. In addition, Safeguard has the ability to elect all of our directors (although Safeguard has agreed that our board of directors will have a majority of directors not specifically designated by Safeguard) and Safeguard could dictate the management of our business and affairs. The interests of Safeguard may differ from other stockholders' interests. In addition, this concentration of ownership may delay, prevent, or deter a change in control and could deprive other stockholders of an opportunity to receive a premium for their common stock as part of a sale of our business. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

        We have adopted a stockholder rights plan and other arrangements which could inhibit a change in control and prevent a stockholder from receiving a favorable price for his or her shares.

        Our board of directors has adopted a stockholders' rights plan providing for discounted purchase rights to its stockholders upon specified acquisitions of our common stock. The exercise of these rights is intended to inhibit specific changes of control of our company.

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

        In addition, we are required to satisfy various listing maintenance standards for our common stock to be quoted on the NASDAQ Capital Market. If we fail to meet such standards, our common stock would likely be delisted from the NASDAQ Capital Market and trade on the over-the-counter bulletin board, commonly referred to as the "pink sheets." This alternative is generally considered to be a less efficient market and would seriously impair the liquidity of our common stock and limit our potential to raise future capital through the sale of our common stock, which could materially harm our business, results of operations, cash flows and financial position.

        Recently enacted and proposed changes in securities laws and regulations will increase our costs.

        The Sarbanes-Oxley Act of 2002, along with other recent and proposed rules from the Securities and Exchange Commission and NASDAQ, required changes in our corporate governance, public disclosure and compliance practices. Many of these new requirements have increased our legal and financial compliance costs, and make some corporate actions more difficult, such as proposing new or amendments to stock option plans, which now require shareholder approval. These developments could make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments also could make it more difficult for us to attract and retain qualified executive officers and qualified members of our board of directors, particularly to serve on our audit committee.

Item 2.    Properties

        Our headquarters is located in Aliso Viejo, California, in approximately 78,000 square feet of leased space. This facility adequately accommodates our executive offices, and our diagnostic services laboratory. We sublease an aggregate of 34,000 square feet to two subtenants. The initial ten-year term of our lease commenced on December 1, 2005, and we have an option to extend the lease term for up to two additional five-year periods. The annual base rent is currently $1.0 million and will be increased to $1.4 million on December 1, 2008. Thereafter, the base rent will be increased 3% annually effective on December 1 of each year. We are also responsible for payments of common area operating expenses for the premises. We expect sublease rent to cover, but not exceed, our out of pocket expenses for the subleased space.

Item 3.    Legal Proceedings

        We are not a party to any material pending legal proceedings, the adverse outcome of which, individually or in the aggregate, management believes would have a material adverse effect on our business, financial condition or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

        Not applicable.

Item 4A.    Executive Officers of the Registrant

Name	Age	Position	Executive Officer Since
Ronald A. Andrews	48	President and Chief Executive Officer	2004
James V. Agnello	54	Senior Vice President and Chief Financial Officer	2006
Michael J. Pellini, M.D.	42	Chief Operating Officer	2007
David J. Daly	46	Senior Vice President of Commercial Operations	2005

        Ronald A. Andrews, 48, has been President and Chief Executive Officer since July 2004. Mr. Andrews was Senior Vice President of Global Marketing and Commercial Business Development at Pleasanton, California-based Roche Molecular Diagnostics from 2002 to 2004. In that role, he developed and led the strategic execution for all diagnostic commercial operations. This included the oversight of five Business Sector Vice Presidents responsible for all aspects of global marketing and business development in the areas of blood screening, virology, women's health, microbiology and automation/emerging diagnostics. Mr. Andrews was also responsible for executive direction of all marketing functions, directed the development of the 10-year Strategic Plan for the organization and completed the reorganization of commercial operations during that period. From 2000 to 2002, Mr. Andrews held two senior executive positions with Indianapolis-based Roche Diagnostics Corporation. As Vice President, U.S. Commercial Operations, Molecular Diagnostics, he directed sales, marketing, technical field support and product development activities and was responsible for United States commercial strategy development for the clinical laboratory market. Prior to that, as Vice

President, Marketing, U.S. Commercial Operations, he was responsible for planning and directing all aspects of the Roche U.S. Laboratory Systems Commercial Operations Marketing which included the clinical chemistry, immunochemistry, hematology, near patient testing and molecular markets. From 1995 to 2000, Mr. Andrews was Vice President of Atlanta-based Immucor, Inc. where he helped lead the transition of that company from a reagent manufacturer to an instrument systems company. Prior to Immucor, he spent almost 10 years in management positions of increasing responsibility at Chicago-based Abbott Diagnostics, culminating in the position of Senior Marketing Manager, Business Unit Operations. Mr. Andrews earned a Bachelor's degree in Biology and Chemistry from Spartanburg, South Carolina-based Wofford College in 1981 and participated extensively in the executive development programs at both Roche and Abbott Labs.

        James V. Agnello, 54, has been Senior Vice President and Chief Financial Officer since June 2006. Mr. Agnello brings over 15 years of service in laboratory services businesses to his new responsibilities. From 2004 to June 2006, Mr. Agnello served as Controller and Chief Accounting Officer and Division Chief Financial Officer at Teleflex, Inc., a $2.5 billion global manufacturing and engineering conglomerate. From 2002 to 2003 Mr. Agnello was Senior Vice President and Chief Financial Officer for Impath, Inc., a science-based health care services company, responsible for all areas of finance and administration, including SEC reporting. From 2000 to 2002, Mr. Agnello was Vice President and Chief Financial Officer of WorldGate Communications. From 1982 to 2000 Mr. Agnello held a variety of senior financial positions at SmithKline Beecham, including ten years as the Vice President and Controller of its $1.5 billion clinical laboratory division prior to its sale to Quest Diagnostics. Mr. Agnello earned a Bachelor's degree in Business Administration from Rutgers, the State University of New Jersey, and a Master's degree in Accounting from the Wharton School of Business at the University of Pennsylvania.

        Michael J. Pellini, M.D., 42, has been Chief Operating Officer since September 2007, while he continues to serve as a senior member of Safeguard Scientifics, Inc.'s Life Sciences Group, and a member of Clarient's Board of Directors. Prior to joining Safeguard, Dr. Pellini was Chief Operating Officer at Lakewood Pathology Associates, Inc., a national anatomical pathology company that provides comprehensive molecular and pathology services tailored toward the outpatient needs of surgical sub-specialists. Prior to that, Dr. Pellini was an Entrepreneur in Residence at BioAdvance, where he was responsible for reviewing and evaluating seed stage investment proposals. From 1999 to 2004, Dr. Pellini served as President and Chief Executive Officer of Genomics Collaborative, Inc., a Boston-based biotech firm that was acquired by SeraCare Life Sciences, Inc. in 2004. Dr. Pellini is a native of the greater Philadelphia region. He trained as a primary care physician in the Thomas Jefferson University Health System. Before attending medical school, he worked in the investment banking industry in both Philadelphia and Sydney, Australia. Dr. Pellini earned a Medical Degree from Jefferson Medical College of Thomas Jefferson University in Philadelphia, a Masters in Business Administration Degree from Drexel University in Philadelphia and a Bachelor's Degree in Economics from Boston College in Massachusetts.

        David J. Daly, 46, Senior Vice President of Commercial Operations, joined Clarient at the end of February 2005. Prior to joining Clarient, Mr. Daly served as Area Marketing Manager for Roche Diagnostics, where he was responsible for the establishment of Molecular Centers of Excellence throughout the western region. Prior to Roche, Mr. Daly spent 10 years in marketing positions of increasing responsibility at Abbott Laboratories, culminating in the position of Director of U.S. Sales, Animal Health division, where he was responsible for a $50 million annual sales plan and managed a 35 member sales organization. Mr. Daly earned a Master's Degree in Economics from the University of California, Santa Barbara and graduated cum laude with a Bachelor's Degree in Economics from the University of California, Irvine.

PART II

Item 5.    Market For Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

        Our common stock trades on the NASDAQ Capital Market under the symbol "CLRT". Prior to March 16, 2005, our common stock was traded under the symbol "CVSN". The table below sets forth the high and low sales prices of our common stock:

	High	Low
Fiscal Year 2007
First Quarter	$2.21	$1.30
Second Quarter	2.51	1.95
Third Quarter	2.18	1.76
Fourth Quarter	2.35	1.91
Fiscal Year 2006
First Quarter	$1.32	$1.02
Second Quarter	1.23	0.77
Third Quarter	0.97	0.70
Fourth Quarter	1.82	0.80

        As of March 14, 2008 we had outstanding 72,362,375 shares of common stock held by approximately 9,300 stockholders including beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries. Our shares of common stock are listed on the NASDAQ Capital Market.

        We have not paid cash dividends during the two most recent fiscal years and do not intend on paying cash dividends in the foreseeable future. The declaration and payment of dividends is restricted by covenants in our credit agreements with General Electric Capital Corporation ("GE Capital"), Comerica Bank and Safeguard. We expect the restriction on dividends will remain during the term of these credit facilities. We expect to utilize any future earnings to finance our operations. The actual amount of any dividends that may be paid in the future will be subject to the discretion of our board of directors and will depend on our operations, financial and business requirements and other factors.

        Please see Item 12 for information as of December 31, 2007 with respect to all of our compensation plans, agreements and arrangements under which our equity securities were authorized for issuance. Additionally, more detailed information with respect to our compensation plans is included in Note 7 of the Notes to Consolidated Financial Statements.

        The following chart compares the yearly percentage change in the cumulative total stockholder return on Clarient common stock for the period from December 31, 2002 through December 31, 2007, with the cumulative total return on the Nasdaq Composite Index and the peer group indices for the same period. The peer groups consist of SIC Code 3826—Laboratory Analytical Instruments (Peer Group 1) and SIC Code 8071—Medical and Dental Laboratories (Peer Group 2). Following the sale of our Technology business in March 2007, we concluded that the Peer Group 1 used in last year's annual report would no longer be presented in future filings after December 31, 2007. The comparison assumes that $100 was invested on December 31, 2002 in Clarient common stock at the then closing price of $1.33 per share and in each of the comparison indices and assumes reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Clarient Inc, The NASDAQ Composite Index
And Two Peer Groups

*$100 invested on 12/31/02 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.

Item 6.   Selected Financial Data

        The following table presents selected financial data for the last five years of the operation of our business and has been adjusted for the effects of discontinued operations and other adjustments as discussed in Note 3 and Note 11 of the Notes to the Consolidated Financials Statements. The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.

	Years Ended December 31,
	2007	2006	2005	2004	2003
Consolidated Statement of Operations Data:
Revenue	$42,995	$27,723	$11,439	$2,238	$—
Cost of revenue	22,304	15,566	8,789	3,813	—
Selling, general and administrative expenses	32,488	24,774	18,277	15,191	4,618
Other expense	2,349	920	212	108	58

Loss from continuing operations before income taxes	(14,146)	(13,537)	(15,839)	(16,874)	(4,676)
Income taxes	(23)	(24)	—	(2)	(1)
Income (loss) from discontinued operations	5,412	(2,574)	1,037	(2,724)	(3,189)

Net loss	(8,757)	(16,135)	(14,802)	(19,600)	(7,866)

Basic and diluted net income (loss) per common share:
Loss from continuing operations	$(0.20)	$(0.20)	$(0.29)	$(0.33)	$(0.13)
Income (loss) from discontinued operations, net of tax	$0.08	$(0.04)	$0.02	$(0.05)	$(0.08)
Net loss	$(0.12)	$(0.24)	$(0.27)	$(0.38)	$(0.21)

	As of December 31,
	2007	2006	2005	2004	2003
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,516	$448	$9,333	$10,045	$1,699
Accounts receivable, net	12,020	9,165	4,786	2,660	2,496
Assets of discontinued operations	—	6,349	2,443	1,772	1,943
Total assets	26,881	27,344	25,249	20,157	11,051
Current liabilities of discontinued operations	—	1,327	1,223	—	—
Total current liabilities	26,665	14,246	8,958	5,883	3,224
Long-term debt, including capital lease obligations	906	7,439	2,073	2,386	1,808
Deferred rent and other-non current liabilities	4,099	3651	1,756	—	—
Non-current liabilities of discontinued operations	—	1,057	—	—	—
Accumulated deficit	(145,177)	(136,420)	(120,285)	(105,483)	(85,883)
Total stockholders' (deficit) equity	(4,789)	951	12,462	11,888	6,019

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following management's discussion and analysis of financial condition and results of operations contains forward-looking statements within the meaning of the private securities litigation reform act of 1995. Such forward-looking statements involve risks and uncertainties, including those set forth in Item 1A of this report under the caption "Risks Relating to Our Business," and other reports we file with the Securities and Exchange Commission. Our actual results could differ materially from those anticipated in these forward-looking statements.

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

        In 2005, we changed our corporate name and completed the first stage of the transformation of our business from ChromaVision Medical Systems, Inc. (positioned as a medical device provider with a single application) to Clarient (positioned as a technology and services company offering a full menu of advanced tests to assess and characterize cancer). We gathered an experienced group of professionals from the anatomic pathology laboratory and the in-vitro diagnostics businesses to carefully guide this transition. We have achieved rapid growth by commercializing a set of services to provide the community pathologist with the latest in cancer diagnostic technology, anchored by our own proprietary image analysis technology and augmented by other key technologies. In June 2005 we initiated the second stage of our business strategy when we signed a distribution and development agreement with Dako A/S ("Dako"), a Danish company recognized as a worldwide leader in pathology diagnostics systems. This enabled us to strengthen our legacy position as the leader in cellular digital image analysis with the ACIS® Automated Image Analysis System ("ACIS") and accelerate our market penetration worldwide.

        In 2006, we focused on the execution of our plan to capitalize on the growth of the cancer diagnostics market. We expanded on our base of immunohistochemistry (IHC) with the addition of flow cytometry and fluorescent in situ hybridization (FISH) molecular testing. These additions positioned Clarient to move beyond solid tumor testing into the important area of leukemia/lymphoma assessment. We also completed a consolidation of our business by moving into a state-of-the-art facility without disruption to our customers.

        In March 2007, we entered the third stage of our business strategy by selling our instrument systems business, consisting of certain tangible assets, inventory, intellectual property (including the Company's patent portfolio and the ACIS and ChromaVision trademarks), contracts and other assets used in the operations of the instrument systems business (the "Technology business") to Carl Zeiss MicroImaging, Inc. ("Zeiss"), an international leader in the optical and opto-electronics industries (the "ACIS Sale"). The ACIS Sale provided us with additional financial resources to focus our efforts on the most profitable and fastest growing opportunities within our services business. We believe our strength as a leading cancer diagnostics laboratory, our strong commercial reach with cancer-focused pathologists, our unique PATHSiTE™ suite of services, our deep domain expertise and access to robust intellectual property can propel our continued growth through the development of additional tests, unique analytical capabilities and other service offerings.

        Our focus is on identifying high-quality opportunities to increase our profitability and differentiate Clarient's service offerings in this highly-competitive market. An important aspect of our strategy is to create near- and long-term, high margin revenue generating opportunities by connecting our medical expertise and our intellectual property with our strong commercial team to commercialize novel diagnostic tests (sometimes also referred to as "novel markers" or "biomarkers"), such as the Clarient Insight™ Dx Breast Cancer Profile which was announced in January 2008. Novel diagnostic tests detect characteristics of an individual's tumor or disease that, once identified and qualified, allow for more accurate prognosis, diagnosis and treatment. In addition, we are working to identify specific partners and technologies where we can assist in the commercialization of third-party novel diagnostic tests. We believe that broader discovery and use of novel diagnostic tests will clarify and simplify decisions for healthcare providers and the biopharmaceutical industry. The growing demand for personalized medicine has generated a need for these novel diagnostic tests, creating a new market expected to reach $1 billion in three to five years based on our internal estimates.

        In 2008, we are focusing on four primary areas:

  •
  Financial discipline to bring us closer to profitability;

  •
  Leverage our commercial capability to launch new tests and maintain our revenue growth trajectory;

  •
  Expand commercial reach to new customers, as well as capitalize on our expanded menu of additional testing for existing customers; and

  •
  Strategic discipline to invest in high-value expansion opportunities to increase shareholder value.

Key indicators of our financial condition and operating performance

        Our business is complex, and management is faced with several key challenges to reach profitability. We made the decision to provide in-house laboratory services in 2004 to give us an opportunity to capture a significant service-related revenue stream from the much broader and expanding cancer diagnostic testing marketplace. We have been experiencing revenue growth since the inception of this business line indicating successful execution of our sales plan and solid market acceptance of our service offerings. Management must manage the growth of this business, particularly the effects such growth has on our billings, collections and business processes. We have yet to reach optimal financial metrics related to cash flow and operating margins due to our limited history in providing lab services.

        Selling, general and administrative (SG&A) expenses, including diagnostic services administration, for the fiscal year ended December 31, 2007 were 76% of total revenue, compared to 89% in the prior year ended December 31, 2006. We expect an improving trend to continue as our revenues increase, offsetting our expenditures for: 1) selling expenses related to the ramp-up of our sales force responsible for our diagnostics services; 2) administration expenses related to diagnostic services, particularly the costs of pathology services and billing and; 3) expenses in connection with key business development initiatives focused on targeted cancer therapies in various stages of clinical study.

        On March 14, 2008, the Company entered into an Amended and Restated Senior Subordinated Revolving Credit Facility with Safeguard ("the New Mezzanine Facility") to renew and expand the Senior Subordinated Revolving Credit Agreement, dated March 7, 2007, by and between the Company and Safeguard Delaware, Inc. (the "Initial Mezzanine Facility"). The New Mezzanine Facility, which has a stated maturity date of April 15, 2009, provides the Company access to up to $21.0 million in working capital funding. Borrowings under the New Mezzanine Facility will bear interest at an annual rate of 12%, subject to increase by 1% if amounts thereunder remain outstanding after June 30, 2008. As of March 17, 2008, the Company had $12.4 million of indebtedness outstanding under the New Mezzanine Facility. Proceeds from the New Mezzanine Facility were used to refinance indebtedness under the Initial Mezzanine Facility, for working capital purposes and to repay in full and terminate the Loan and Security Agreement, dated September 29, 2006, between the Company, Clarient Diagnostic Services, Inc., CLRT Acquisition, LLC and General Electric Capital Corporation, as amended (the "GE Capital Facility"), and certain related equipment lease obligations.

Characteristics of our revenue and expenses

        Revenue and Billing.    Revenues are derived primarily from billing insurers, pathologists and patients for the diagnostic services that we provide.

        Third-party billing.    The majority of our revenue is currently generated from patients who utilize insurance coverage from Medicare or third-party insurance companies. In these situations, we bill an insurer that pays a portion of the amount billed based on several factors including the type of coverage (for example, HMO or PPO), whether the charges are considered to be in network or out of network, and the amount of any co-pays or deductibles that the patient may have at that time. The rates that are billed are typically a percentage of those amounts allowed by Medicare for the service provided as defined by Common Procedural Terminology (CPT) codes. The amounts that are paid to us are a function of the payors' practice for paying claims of these types and whether we have specific agreements in place with the payors. We also have a Medicare provider number that allows us to bill and collect from Medicare.

        Laboratory services provided for patients with the assistance of automated image analysis technology are eligible for third -party reimbursement under well-established medical billing codes. These billing codes are known as Healthcare Common Procedure Coding Systems (HCPCS) codes and incorporate a coding system know as Common Procedural Terminology (CPT®) codes. The billing codes are the means by which Medicare and private insurers identify certain medical services that are provided to patients in the United States. CPT codes are established by the American Medical Association (AMA). The Medicare reimbursement amounts are based on relative values, associated with the CPT codes, and are established by the Centers for Medicare & Medicaid Services (CMS) using a relative value system, with recommendations from the AMA's Relative Value Update Committee and professional societies representing the various medical specialties

        A CPT code (88361) appropriate for computer-assisted image analysis went into effect on January 1, 2004. The interim rates established for this code in 2004 were subsequently amended on January 1, 2005. Under the new code, the total net Medicare reimbursement for ACIS-based procedures performed in physician offices or independent laboratories reflects a technical component and a professional component. The technical component involves preparation of the patient sample and running the test on the ACIS, while the professional component involves the physician's reading and evaluation of the test results. For 2007 and for the first six months of 2008, these Medicare rates were established at approximately $158 and $157 per test, respectively, which reflects approximately $98 and $99 for the technical component and $60 and $58 for the professional interpretation, respectively. In California, where our laboratory performs these tests for our diagnostic services operation, 2006 Medicare reimbursement was $195 per test, of which $122 was for the technical component and $73 was for professional interpretation. For 2007 and the first six months of 2008, the California Medicare rates were adjusted to approximately $186 per test which reflects approximately $120 and $123, respectively, for the technical component and $65 and $62, respectively, for the professional interpretation.

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

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses primarily consist of the salaries, benefits and costs attributable to the support of our operations, such as: information systems, executive management, financial accounting, purchasing, administrative and human resources personnel, as well as office space and recruiting, legal, auditing and other professional services. Our current sales resources are targeting community pathology practices and hospitals, the sales process for this business group is designed to understand the customer's needs and develop appropriate solutions from our range of laboratory service options. In addition, we incur administration costs of senior medical staff, senior operations personnel, billing and collection costs, consultants and legal resources to facilitate implementation and support of our operations. Collection costs are incurred from a combination of in-house services and a third-party billing and collection company that we have engaged to perform these services because of the high degree of technical complexity and knowledge required to effectively perform these operations. These costs are generally incurred as a percentage of amounts collected. During the third quarter of 2008, the Company expects to complete the process of bringing the billing and collection process entirely in-house. The Company expects this will result in expense reductions in selling, general and administrative expense.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingent assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods presented.

        Management believes that the following estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management's most difficult, subjective or complex judgments, resulting from the need to make estimates that are inherently uncertain.

  Revenue Recognition

        Revenue for our diagnostic services is recognized at the time of completion of services at amounts equal to the contractual rates allowed from third parties, including Medicare and insurance companies. These expected amounts are based both on Medicare allowable rates and our collection experience with other third-party payors. Because of the requirements and nuances of billing for laboratory services, we generally invoice amounts that are greater than those allowable for payment. These differences are described as contractual discounts. As noted, however, it is only the expected payment from these parties, which is net of these contractual discounts, that is recorded as revenue.

  Allowance for Doubtful Accounts

        For estimated bad debts, we review the age of receivables in various financial classes and estimate the uncollectible portion based on the type of payor, age of the receivables, and historical loss experience. However, in all years presented, we outsourced the direct billing and collection of laboratory related receivables, and we worked closely with our outsourced billing partner to review the details of each laboratory related account. As the Company continues to grow its laboratory service operations test volume, we expect bad debt expense to increase.

  Long-Lived Assets and Accruals

        We review our long-lived assets, such as fixed assets, for impairment whenever events or changes indicate the carrying value may not be recoverable or that the useful lives are no longer appropriate. If we determine that the carrying value of the long-lived assets may not be recoverable, the asset is then written down to its estimated fair value based on a discounted cash flow basis. Based on our review as of December 31, 2007, no impairments were recorded.

        For other obligations requiring management's use of estimates, we review the basis for assumptions about future events and conditions, which are inherently subjective and uncertain. In determining whether a contingent liability should be accrued, management applies standards under Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies," under which we accrue a contingent liability if the exposure is considered probable and reasonably estimable.

Results of Operations

        The following table presents our results of operations as percentages of revenue:

	Percentage of Revenues Year Ended December 31,
	2007	2006	2005
Revenue	100.0%	100.0%	100.0%
Cost of revenue	52	56	77

Gross profit	48	44	23
Selling, general and administrative	76	89	160

Loss from operations	(28)	(45)	(137)
Interest, net	(6)	(4)	(2)
Income (loss) from discontinued operations	13	(9)	9

Net loss	(21)%	(58)%	(130)%

Fiscal Year Ended December 31, 2007 Compared with Fiscal Year Ended December 31, 2006

Revenue

        Total revenue increased 55% or $15.3 million from $27.7 million for the fiscal year ended December 31, 2006 to $43.0 million for the fiscal year ended December 31, 2007. This increase resulted from the execution of our marketing and sales strategy to increase our sales to new and existing customers. This increase also takes into consideration the $738,000 reduction in revenue related to the credit issue discussed in Note 11 to the consolidated financial statements. We added 153 new customers in 2007 and increased our penetration to existing customers during the year. In addition we increased our breadth of offerings to include multiple cancer types, including expanding our lymphoma/leukemia business, and performing testing in other solid tumors such as colon, prostate and lung. This testing was performed using our expanded capabilities in immunohistochemistry, flow cytometry, FISH and PCR. We also increased our depth of offering within each cancer type. We anticipate revenues will continue to increase as a result of increased revenue from existing customers, the addition of new customers and our offering of a more comprehensive suite of advanced and/or proprietary cancer diagnostic tests.

Cost of Revenue and Gross Margin

        For the fiscal year ended December 31, 2007, our gross margin was 48% compared to 44% in 2006. The increase in gross margin in 2007 was attributable to achieving economies of scale in our operations and a shift to more profitable tests. We anticipate gross margins will continue to increase as we more effectively utilize our capacity and expand our breadth of test offerings.

        Cost of revenue for the fiscal year ended December 31, 2007 was $22.3 million compared to $15.6 million for December 31, 2006, an increase of 43%. These costs include costs associated with laboratory personnel, lab-related depreciation expense, laboratory reagents and supplies and other direct costs such as courier and other shipping costs. As volume and revenue grows these costs will grow as well. However, we expect the growth to be slower than overall revenue growth due to economies of scale, better vendor agreements, and mix of testing.

Operating and Other Expenses

        Selling, general and administrative expenses.    Expenses for the fiscal year ended December 31, 2007 increased approximately $7.7 million, or 31%, to $32.5 million compared to $24.8 million for the fiscal year ended December 31, 2006. As a percentage of revenues, these costs decreased from 89% for the fiscal year ended December 31, 2006 to 76% for the fiscal year ended December 31, 2007. The increase in expenses in 2007 was due primarily to expenses incurred to generate and support revenue growth and to improve infrastructure, including selling and marketing expenses, billing and collection costs, and bad debt expenses. In addition, we have increased headcount and consulting resources in information technology to support our expanded offering and for future revenue growth. In 2007 we also incurred incremental stock-based compensation expense for options issued in 2007, higher professional fees and severance costs. We anticipate sales expenses will continue to grow to support our expected revenue growth, and we expect general and administrative expenses to decline as a percentage of revenues as our infrastructure costs stabilize.

        Interest expense and other income.    Interest expense and other income for the fiscal year ended December 31, 2007 totaled $2.3 million, compared to $0.9 million for the year ended December 31, 2006, and consisted primarily of net interest expense. The increase was due to higher outstanding borrowings under our financing facilities as well as warrants issued to Safeguard, our majority stockholder, in partial consideration for the guarantee of our credit facility with Comerica Bank by Safeguard and in connection with the establishment and borrowings under the Initial Mezzanine Facility. The fair value of $0.5 million related to these warrants was included in interest expense for the fiscal year ended December 31, 2007.

Fiscal Year Ended December 31, 2006 Compared with Fiscal Year Ended December 31, 2005

Revenue

        Total revenue increased 142% or $16.3 million from $11.4 million for the fiscal year ended December 31, 2005 to $27.7 million for the fiscal year ended December 31, 2006. This increase resulted from the execution of our marketing and sales strategy to increase our sales to new customers and to enter into new managed care contracts. This increase was also driven in part by increasing the number of available tests being performed that include immunohistochemistry, flow cytometrys and FISH.

Cost of Revenue and Gross Margin

        For the fiscal year ended December 31, 2006, our gross margin was 44% compared to 23% in 2005.

        Cost of revenue for the fiscal year ended December 31, 2006 was $15.6 million compared to $8.8 million for the comparable period of 2005, an increase of 77%. These costs included laboratory personnel, lab-related depreciation expense, laboratory supplies and other direct costs such as shipping. The increase in gross margin in 2006 was attributable to achieving economies of scale in our diagnostics laboratory operations.

Operating and Other Expenses

        Selling, general and administrative expenses.    Expenses for the fiscal year ended December 31, 2006 increased approximately $6.5 million, or 36%, to $24.8 million compared to $18.3 million for 2005. As a percentage of revenues, these costs decreased from 160% for the fiscal year ended December 31, 2005 to 89% for the fiscal year ended December 31, 2006. The increase in expenses in 2006 was primarily due to increases in rent expense related to our new facility, increases in selling expenses to support the growing diagnostics services business, higher stock-based compensation expense due to the implementation of SFAS No. 123(R) and relocation and recruiting expenses.

        Interest expense and other income.    Interest expense and other income for the fiscal year ended December 31, 2006 totaled $0.9 million, compared to $0.2 million for 2005, and primarily consisted of approximately $1.0 million of net interest expense, offset by approximately $0.1 million of interest income. The increase in interest expense is due to the increased borrowings under our financing facilities and the debt-guarantee fee charged by Safeguard.

Liquidity and Capital Resources

        At December 31, 2007, we had approximately $1.5 million of cash and cash equivalents and $4.0 million available under the Initial Mezzanine Facility with Safeguard. However, we had a working capital deficiency of $11.1 million at December 31, 2007. Cash used in operating activities was $11.6 million for the fiscal year ended December 31, 2007 due primarily to our net loss of $8.8 million, a decrease in accounts payable of $1.1 million, an increase in accounts receivable of $6.4 million, and cash used in operating activities of discontinued operations of $0.8 million, partially offset by non-cash costs and expenses of $8.7 million for depreciation, stock-based compensation and bad debt. Cash provided by investing activities of $6.3 million consisted of the proceeds, net of selling costs, of $10.3 million received from the sale of the Technology business, which was partially offset by capital expenditures of $3.9 million related primarily to new laboratory equipment and information technology infrastructure enhancements. Net cash provided by financing activities during the year was $6.4 million and was attributable primarily to net borrowings of $8.0 million under our revolving lines of credit and our Mezzanine Facility, which were partially offset by principal payments of $2.0 million on capital leases.

        At December 31, 2006, we had approximately $0.4 million of cash and cash equivalents. Cash used in operating activities was $11.9 million for the year ended December 31, 2006 due primarily to our net loss of $16.1 million and an increase in accounts receivable of $4.9 million, partially offset by increases in accrued expenses and other working capital changes. Cash used in investing activities of $9.7 million consisted of $6.1 million used to fund capital expenditures related primarily to purchases of new laboratory equipment and leasehold improvements at the new facility and $4.1 million used by investing activities of discontinued operations. Net cash provided by financing activities primarily consisted of $8.0 million provided by our revolving lines of credit, $3.3 million in issuance of common stock, including stock option exercises and $1.6 million provided by financing activities of discontinued operations.

        In June 2004, we entered into a master lease agreement with GE Capital for capital equipment financings of diagnostic services (laboratory) related equipment. We financed $2.6 million in 2004, $2.0 million in 2005 and $2.3 million through December 31, 2006 of capital equipment under this arrangement, which were recorded as capital lease obligations. During 2007, several of these leases matured and we elected to refinance $0.4 million of this equipment as capital leases. During the first quarter of 2008, we used $2.9 million in borrowings under the New Mezzanine Facility to pay off and terminate all of our equipment lease obligations to GE Capital. We believe that we have substantially all of the laboratory equipment that is required to support our current operating activities, however, a substantial increase in diagnostic service activity in excess of our annual revenue plan may result in a requirement to make additional capital expenditures.

        In July 2005, we signed a ten-year lease for a new facility, which began December 1, 2005 with two five-year renewal options. We relocated our laboratory operations to the new facility in January 2006 and relocated our corporate headquarters and manufacturing operation to the new facility in the second quarter of 2006. The landlord of the new facility agreed to fund approximately $3.5 million of tenant improvements, subject to the terms of the lease agreement. As of December 31, 2007, we have spent approximately $8.0 million on tenant improvements and equipment purchases to build out the facility. Of the $8.0 million spent through December 31, 2007, the landlord has funded $3.3 million and we expect the landlord to fund the balance of $0.2 million of lessor concession no later than December 31, 2008. Rent expense was $0.7 million for the fiscal year ended December 31, 2007. During the first quarter of 2007, we entered into sublease agreements with two tenants who made lease and common area expense payments of $0.1 million during the fiscal year ended December 31, 2007.

        On September 22, 2006, we entered into a securities purchase agreement with Safeguard pursuant to which Safeguard purchased 4,162,042 shares of common stock, together with warrants to purchase an additional 624,306 shares of common stock at an exercise price of $0.98 per share, for an aggregate purchase price of $3.0 million. The purpose of this financing was to fund the purchase of Trestle Holdings, Inc., and Trestle Acquisition Corp. (a wholly owned subsidiary of Trestle Holdings, Inc.) (collectively, "Trestle"), and is referred to as the "Trestle Financing." In exchange for Safeguard's funding commitment, we also issued Safeguard 50,000 warrants to purchase common stock at an exercise price of $0.87 per share (reflecting the trailing 10-day average closing price of our common stock prior to June 19, 2006.) The warrants issued in the Trestle Financing are exercisable for a period of four years after the issued date of September 22, 2006. Following consummation of the Trestle Financing, Safeguard beneficially owned approximately 59.6% of our outstanding common stock. In connection with this financing, we agreed to register the shares purchased by Safeguard upon request by Safeguard.

        On September 29, 2006, we entered into a revolving credit facility with GE Capital (the "GE Capital Facility") which consisted of a senior secured revolving credit facility pursuant to which we could borrow up to $5.0 million, subject to adjustment. At December 31, 2007 we had $5.0 million of borrowings outstanding under this facility, and had no availability based on the amount of our qualified accounts receivable as of December 31, 2007. As further described above, we repaid all amounts owed under the GE Capital Facility during the first quarter of 2008 and terminated this facility.

        We currently have a $12.0 million revolving credit agreement with Comerica Bank which we amended and restated in February 2008 (the "Comerica Facility"). Borrowings under the Comerica Facility totaled $9.0 million at December 31, 2007 and are being used for working capital purposes, and the remaining availability under the Comerica Facility was used to obtain a $3.0 million stand-by letter of credit for the landlord of our leased facility in Aliso Viejo, California. The Comerica Facility matures on February 26, 2009, and, as of December 31, 2007, the Company had no additional availability under the Comerica Facility. During 2007, borrowings under the Comerica Facility bore interest at the bank's prime rate minus 0.5% and included one financial covenant related to tangible net worth. Under the amended and restated Comerica Facility, at the Company's option, borrowings will bear interest at the prime rate minus 0.5%, or a rate equal to LIBOR plus 2.45%, provided, however, that upon the achievement of certain financial performance metrics the rate will decrease by 0.25%. We were not in compliance with the minimum tangible net worth covenant as of December 31, 2007 (and in certain prior periods), and we have obtained a waiver from Comerica Bank with respect thereto. Under the terms of the amended Comerica Facility, we are required to maintain a minimum tangible net worth which is defined as the sum of capital stock and additional paid in capital, plus retained earnings (or minus accumulated deficit), minus intangible assets of the following amounts: negative $6.5 million ($6,500,000) for the period from January 1, 2008 through March 31, 2008, negative $8.0 million ($8,000,000) for the period April 1, 2008 through June 30, 2008, negative $9.0 million ($9,000,000) for the period from July 1, 2008 through September 30, 2008, negative $9.5 million ($9,500,000) for the period from October 1, 2008 through December 31, 2008 and negative $9.5 million ($9,500,000) plus 50% of profits (profit recapture) thereafter. The financial covenant contained in the Comerica facility is based on the assumption that our results from operations in 2008 will significantly improve from our historical results of operations. In addition, we have previously not been able to maintain compliance with prior financial covenants in our credit facilities with respect to certain periods. Therefore, there can be no assurance that we will be able to maintain compliance with the covenant in this credit facility.

        Safeguard guarantees borrowings under the Comerica Facility in exchange for an annual fee of 0.5% of the amount guaranteed and an amount equal to 4.5% per annum of the daily-weighted average principal balance outstanding ($12.0 million as of December 31, 2007, inclusive of the above-referenced letter of credit). Additionally, under the Comerica Facility we are required to pay Safeguard a quarterly usage fee of 0.875% of the amount by which the daily average principal balance outstanding under the

Comerica Facility exceeds $5.5 million. We also issued warrants to Safeguard in March 2007 as consideration for their guarantee as follows: (1) warrants to purchase 50,000 shares of common stock for an exercise price of $2.00 per share (for Safeguard's guarantee of $8.5 million), (2) warrants to purchase 100,000 shares for an exercise price of $0.01 (as a commitment fee for Safeguard's guarantee of the $3.5 million increase in the line), and (3) warrants to purchase 166,667 shares for an exercise price of $1.64 (as a maintenance fee for Safeguard's guarantee of the $3.5 million increase in the line). The fair value of warrants issued was determined under the Black-Scholes model, and the related debt discount is recognized as expense over the applicable period of the commitment. The Safeguard guarantee was also extended along with the renewal of Comerica Facility in February 2008 under the same terms as the 2007 extension. No additional warrants were issued as part of the 2008 extended guarantee.

        On March 7, 2007, we obtained the Initial Mezzanine Facility from Safeguard. The Initial Mezzanine Facility originally provided us up to $12.0 million in working capital funding, but was reduced by $6.0 million as a result of the ACIS Sale. Borrowings under the Initial Mezzanine Facility bore interest at an annual rate of 12%. In connection with the Initial Mezzanine Facility, we issued to Safeguard: (1) warrants to purchase 125,000 shares of our common stock with an exercise price of $0.01 per share, expiring March 7, 2011; (2) warrants to purchase 62,500 shares of common stock with an exercise price of $1.39 per share (reflecting a 15% discount to the trailing 10-day average closing price of our common stock prior to March 7, 2007), expiring March 7, 2011; and (3) four-year warrants to purchase an aggregate of 62,500 shares of common stock with an exercise price of $0.01 per share in connection with borrowings that we made thereunder. As of December 31, 2007 the Company had drawn $2.0 million against the Mezzanine Facility.

        On March 14, 2008, the Company entered into an Amended and Restated Senior Subordinated Revolving Credit Facility with Safeguard ("the New Mezzanine Facility") to renew and expand the Initial Mezzanine Facility. The New Mezzanine Facility, which has a stated maturity date of April 15, 2009, provides the Company access to up to $21.0 million in working capital funding. The New Mezzanine Facility will come due earlier upon (i) full repayment by the Company of its senior debt; (ii) certain sales, mergers or consolidations of the Company which would result in a sale of all or substantially all of the Company's assets or Safeguard no longer owning a majority of the Company's common stock; or (iii) the liquidation of the Company. In the event the Company completes a financing of debt or equity securities resulting in net proceeds to the Company of at least $15,000,000, the Company will be required to pay down all amounts outstanding under the New Mezzanine Facility and the maximum aggregate size of the New Mezzanine Facility will be reduced to $6 million. Borrowings under the New Mezzanine Facility bear interest at an annual rate of 12%. As of March 17, 2008, the Company had outstanding indebtedness of approximately $12.4 million under the New Mezzanine Facility. Proceeds from the New Mezzanine Facility were used to refinance indebtedness under the Initial Mezzanine Facility, for working capital purposes and to repay in full and terminate the GE Capital Facility and certain related equipment lease obligations. In connection with the New Mezzanine Facility, the Company issued Safeguard five-year warrants to purchase 1,643,750 shares of common stock with an exercise price of $0.01 per share, which included warrants to purchase 93,750 shares which were the subject of amounts that had not been drawn under the Initial Mezzanine Facility. The fair value of the warrants issued was determined under the Black-Scholes model, and the related debt discount will be recognized as interest expense ratably over the term of this agreement related to these warrants. In addition, under the New Mezzanine Facility, the Company will be required to issue additional five-year warrants to purchase 550,000 shares of common stock with an exercise price of $0.01 per share on May 1, 2008 if a new secured credit facility has not been completed prior to such date and up to an aggregate of an additional 1,650,000 warrants will be issuable in three separate tranches if the aggregate size of the of the New Mezzanine Facility has not been reduced to $6.0 million on or prior to dates specified therein.

        Our financial statements have been prepared on a going-concern basis, which assumes that the Company will have sufficient resources to pay its obligations as they become due during the next twelve months and do not reflect adjustments that might result if we were not to continue as a going concern. However, we have a history of operating losses and negative cash flows from operations, and future profitability is uncertain. In addition, we have an accumulated deficit, stockholders' deficit and a working capital deficiency, and a history of not complying with the covenants within our credit agreements. Such defaults were waived and we have agreed to a new financial covenant relating to tangible net worth in our credit facility with Comerica Bank for 2008. We entered into the amended credit facility with the expectation that we could meet the financial covenant. However, in order to do so, our results of operations in 2008 will have to meet levels not historically achieved by the Company. Failure to maintain compliance with the financial covenants in our Comerica Facility would constitute an event of default under that facility and a cross-default under the New Mezzanine Facility. Absent a waiver from both lenders, borrowings under both facilities would become immediately due and payable. The Company does not currently have the ability to repay borrowings under these facilities. There can be no assurance that the Company will be able to fully access existing financing sources or obtain additional debt or equity financing when needed or on terms that are favorable to the Company and its stockholders, or will be able to obtain waivers from its lenders in the event of non-compliance with its debt covenants. As a result of these matters, there is substantial doubt about our ability to continue as a going concern.

        See Note 4 "Lines of Credit" for additional discussion of the GE Capital Facility, the Comerica Facility, the Initial Mezzanine Facility and the New Mezzanine Facility.

        The following table summarizes our contractual obligations and commercial commitments at December 31, 2007, including our facility lease and borrowings on equipment subject to capital leases. These commitments exclude scheduled sublease receipts, any remaining amounts necessary to complete the build-out of our new facility, and a $3.0 million standby letter of credit provided to the landlord under the lease agreement for our facility.

	Payment due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Revolving Lines of Credit	$15,997	$15,997	$—	$—	$—
Capital Lease Obligations	2,416	1,510	906	—	—
Operating Leases	12,326	1,264	4,667	3,212	3,183

Total	$30,739	$18,771	$5,573	$3,212	$3,183

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements that provide financing, liquidity, market or credit risk support or involve leasing, hedging or research and development services for our business or other similar arrangements that may expose us to liability that is not expressly reflected in the financial statements, except for facilities operating leases.

        As of December 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

        Several new accounting standards have been issued and adopted recently. None of these standards had a material impact on our financial position, results of operations or liquidity. See also Note 1 of Notes to the Consolidated Financial Statements.

        In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," ("SFAS No. 159"). SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in SFAS No. 159, which allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in earnings. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. Management is currently evaluating the effect of this pronouncement on its financial statements.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial position, results of operations or cash flows.

        In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This pronouncement is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48, effective January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company's financial position, results of operations or cash flows.

        In November 2007, the EITF issued a consensus on EITF 07-1, "Accounting for Collaborative Arrangements" ("EITF 07-1"). The Task Force reached a consensus on how to determine whether an arrangement constitutes a collaborative arrangement, how costs incurred and revenue generated on sales to third parties should be reported by the partners to a collaborative arrangement in each of their respective income statements, how payments made to or received by a partner pursuant to a collaborative arrangement should be presented in the income statement, and what participants should disclose in the notes to the financial statements about a collaborative arrangement. This issue shall be effective for annual periods beginning after December 15, 2008. Entities should report the effects of applying this issue as a change in accounting principle through retrospective application to all periods to the extent practicable. Upon application of this issue, the following should be disclosed: (a) a description of the prior-period information that has been retrospectively adjusted, if any, and (b) the effect of the change on revenue and operating expenses (or other appropriate captions of changes in the applicable net assets or performance indicator) and on any other affected financial statement line item. We are currently evaluating the impact, if any, of the adoption of EITF 07-1 on our consolidated financial position, results of operations and cash flows.

        In December 2007, the FASB issued SFAS No. 141(revised 2007), "Business Combinations" ("SFAS 141(R)"). This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141(R) replaces the cost-allocation process of SFAS No. 141, "Business Combinations" ("SFAS 141"), which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. This statement applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Earlier adoption is prohibited.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We have invested excess cash in short-term debt securities that are intended to be held to maturity. These short-term investments typically have various maturity dates which do not exceed one year. We had no short-term investments as of December 31, 2007.

        Fluctuations in interest rates would not have a material effect on our financial statements because of the short-term nature of our debt. We have 9.0 million of variable interest rate debt outstanding at December 31, 2007.

Item 8.    Financial Statements and Supplementary Data

CLARIENT, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

        All other schedules are omitted because the required information is not applicable or the information is presented in the consolidated financial statements or the notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Clarient, Inc.:

        We have audited the accompanying consolidated balance sheets of Clarient, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' (deficit) equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clarient, Inc., and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations and has working capital and net capital deficiencies. In addition, it is not probable that the Company can remain in compliance with the restrictive monthly financial covenant in its bank credit facility. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for share-based compensation in 2006 and changed its method of accounting for uncertainties in income taxes in 2007.

/s/ KPMG LLP

Costa Mesa, California
March 31, 2008

CLARIENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$1,516	$448
Accounts receivable, net of allowance for doubtful accounts of $3,370 and $1,040, respectively	12,020	9,165
Inventories	740	660
Prepaid expenses and other current assets	1,269	514
Current assets of discontinued operations	—	1,306

Total current assets	15,545	12,093
Property and equipment, net	10,997	10,138
Other assets	339	70
Non-current assets of discontinued operations	—	5,043

Total assets	$26,881	$27,344

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Revolving lines of credit	$13,997	$2,468
Related party line of credit	2,000	—
Accounts payable	2,915	4,055
Accrued payroll	1,916	1,420
Accrued expenses	4,327	2,826
Current maturities of long-term debt, including capital lease obligations	1,510	2,150
Current liabilities of discontinued operations	—	1,327

Total current liabilities	26,665	14,246
Long-term debt, including capital lease obligations	906	7,439
Deferred rent and other non-current liabilities	4,099	3,651
Non-current liabilities of discontinued operations	—	1,057
Commitments and contingencies (Note 9)
Subsequent events (Note 4)
Stockholders' (deficit) equity:
Common stock $0.01 par value, authorized 100,000,000 shares, issued and outstanding 72,066,783 and 71,487,642, respectively	721	715
Additional paid-in capital	139,758	136,670
Accumulated deficit	(145,177)	(136,420)
Accumulated other comprehensive loss	(91)	(14)

Total stockholders' (deficit) equity	(4,789)	951

Total liabilities and stockholders' (deficit) equity	$26,881	$27,344

See accompanying notes to consolidated financial statements.

CLARIENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	For the Fiscal Years Ended December 31,
	2007	2006	2005
Revenue	$42,995	$27,723	$11,439
Cost of revenues	22,304	15,566	8,789

Gross profit	20,691	12,157	2,650
Selling, general and administrative expenses	32,488	24,774	18,277

Loss from operations	(11,797)	(12,617)	(15,627)
Interest expense	1,269	586	278
Interest expense to related parties	1,140	397	35
Other income, net	(60)	(63)	(101)

Loss from continuing operations before income taxes	(14,146)	(13,537)	(15,839)
Income taxes	(23)	(24)	—
Income (loss) from discontinued operations	5,412	(2,574)	1,037

Net loss	$(8,757)	$(16,135)	$(14,802)

Basic and diluted net income (loss) per common share:
Loss from continuing operations	$(0.20)	$(0.20)	$(0.29)
Income (loss) from discontinued operations	0.08	(0.04)	0.02

Net loss	$(0.12)	$(0.24)	$(0.27)

Weighted average number of common shares outstanding	71,573,121	67,872,436	53,971,275

See accompanying notes to consolidated financial statements.

CLARIENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
AND COMPREHENSIVE LOSS

(in thousands)

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid-in Capital	Accumulated Deficit		Deferred Compensation		Comprehensive Loss
	Shares	Amount					Total
Balances at December 31, 2004	51,590	$516	$117,481	$(105,483)	$(50)	$(576)	$11,888
Exercise of stock options	154	1	194	—	—	—	195
Sale of common stock, net of offering costs	15,000	150	14,508	—	—	—	14,658
Issuance of restricted stock	168	2	205	—	—	(207)	—
Restricted stock amortization	—	—	—	—	—	498	498
Stock option amortization	—	—	—	—	—	17	17
Comprehensive loss:
Net loss	—	—	—	(14,802)	—	—	(14,802)	$(14,802)
Foreign currency translation adjustment	—	—	—	—	8	—	8	8

Comprehensive loss								$(14,794)

Balances at December 31, 2005	66,912	$669	$132,388	$(120,285)	$(42)	$(268)	$12,462
Reclassification of unamortized deferred compensation	—	—	(268)	—	—	268	—
Exercise of stock options	319	3	396	—	—	—	399
Sale of common stock, net of offering costs	4,162	42	2,846	—	—	—	2,888
Issuance of restricted stock	212	2	(2)	—	—	—	—
Restricted stock cancelled	(117)	(1)	1	—	—	—	—
Stock-based compensation	—	—	1,309	—	—		1,309
Comprehensive loss:
Net loss	—	—	—	(16,135)	—	—	(16,135)	$(16,135)
Foreign currency translation adjustment	—	—	—	—	28	—	28	28

Comprehensive loss								$(16,107)

Balances at December 31, 2006	71,488	$715	$136,670	$(136,420)	$(14)	$—	$951

Issuance of warrants	—	—	734	—	—	—	734
Exercise of warrants	17	—	—	—	—	—	—
Exercise of stock options	577	6	686	—	—	—	692
Restricted stock cancelled	(15)	—	—	—	—	—	—
Stock-based compensation	—	—	1,668	—	—	—	1,668
Comprehensive loss:
Net loss	—	—	—	(8,757)	—	—	(8,757)	$(8,757)
Foreign currency translation adjustment	—	—	—	—	(77)	—	(77)	(77)

Comprehensive loss								$(8,834)

Balances at December 31, 2007	72,067	$721	$139,758	$(145,177)	$(91)	$—	$(4,789)

See accompanying notes to consolidated financial statements.

CLARIENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Fiscal Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(8,757)	$(16,135)	$(14,802)
(Income) loss from discontinued operations	(5,412)	2,574	(1,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,342	2,976	1,869
Gain on sale of property and equipment	—	(401)	—
Provision for bad debts	3,558	549	1,217
Amortization of warrants	470	—	—
Stock-based compensation	1,820	1,211	440
Changes in operating assets and liabilities:
Accounts receivable, net	(6,413)	(4,917)	(3,343)
Inventories	(80)	(560)	—
Prepaid expenses and other assets	(503)	378	(376)
Accounts payable	(1,140)	933	1,556
Accrued payroll	496	735	(39)
Accrued expenses	1,340	1,107	301
Deferred rent and other non-current liabilities	448	1,869	1,756
Cash flows (used in) provided by operating activities of discontinued operations	(751)	(2,229)	1,388

Net cash used in operating activities	(11,582)	(11,910)	(11,070)

Cash flows from investing activities:
Additions to property and equipment	(3,864)	(6,053)	(4,500)
Proceeds from sale of property and equipment	—	415	—
Proceeds from sale of discontinued operations, net of selling costs	10,329	—	—
Cash flows (used in) provided by investing activities of discontinued operations	(132)	(4,055)	188

Net cash provided by (used in) in investing activities	6,333	(9,693)	(4,312)

Cash flows from financing activities:
Proceeds from exercise of stock options	606	399	195
Borrowings on long-term debt, including capital lease obligations	—	2,289	1,975
Repayments on long-term debt, including capital lease obligations	(2,011)	(2,469)	(2,166)
Borrowings on revolving lines of credit	33,858	10,666	—
Repayments on revolving lines of credit	(27,829)	(2,698)	—
Borrowing on related party debt	2,000	—	—
Issuance of common stock	—	2,995	15,000
Offering costs	—	(107)	(342)
Cash provided by (used in) financing activities of discontinued operations	(230)	1,615	—

Net cash provided by financing activities	6,394	12,690	14,662

Effect of exchange rate changes on cash and cash equivalents	(77)	28	8

Net increase (decrease) in cash and cash equivalents	1,068	(8,885)	(712)
Cash and cash equivalents at beginning of year	448	9,333	10,045

Cash and cash equivalents at end of year	$1,516	$448	$9,333

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,605	$767	$295
Cash paid for income taxes	$23	$24	$—

See accompanying notes to consolidated financial statements.

CLARIENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business and Going Concern

(a)
Description of Business

        Clarient, Inc. (the "Company") is a comprehensive cancer diagnostic company providing cellular assessment and cancer characterization to three major customer groups:

  •
  community pathologists;

  •
  academic researchers and university hospitals; and

  •
  bio pharmaceutical companies.

        The Company began to offer diagnostic laboratory services in May 2004. Initially the Company offered scan and stain technical services that were expanded in November 2004 to a broad range of diagnostic services after receiving its California Department of Health license including specified diagnostic services provided by physicians. Because of the corporate practice of medicine laws in the states in which the Company operates, the Company does not own a medical practice but instead has entered into an exclusive long-term management services agreement with the professional corporation which operates the medical practice. The professional corporation provides all medical services while Clarient performs all non-medical management of the professional corporation. Consolidation of the financial statements for the professional corporation is required under Financial Accounting Standards Board (FASB) Interpretation No. 46, as revised, (FIN 46) "Consolidation of Variable Interest Entities."

        On March 8, 2007, the Company sold (the "ACIS Sale") its Technology business, including its ACIS systems business and assets acquired from Trestle in September 2006, to Carl Zeiss MicroImaging, Inc. ("Zeiss").

        On March 14, 2008, the Company entered into an Amended and Restated Senior Subordinated Revolving Credit Facility ("the New Mezzanine Facility") with Safeguard Delaware, Inc., an affiliate of Safeguard Scientifics, Inc., who with certain of its subsidiaries owns a majority of our outstanding stock to renew and expand the Senior Subordinated Revolving Credit Agreement, dated March 7, 2007, by and between the Company and Safeguard Delaware, Inc. (the "Initial Mezzanine Facility"). The Company refers to Safeguard Scientifics Inc. and/or its subsidiaries collectively herein as "Safeguard." The New Mezzanine Facility, which has a stated maturity date of April 15, 2009, provides the Company access to up to $21.0 million in working capital funding. The New Mezzanine Facility will come due earlier upon (i) full repayment by the Company of its senior debt; (ii) certain sales, mergers or consolidations of the Company which would result in a sale of all or substantially all of the Company's assets or Safeguard no longer owning a majority of the Company's common stock; or (iii) the liquidation of the Company. In the event the Company completes a financing of debt or equity securities resulting in net proceeds to the Company of at least $15,000,000, the Company will be required to pay down all amounts outstanding under the New Mezzanine Facility and the maximum aggregate size of the New Mezzanine Facility will be reduced to $6 million. Borrowings under the New Mezzanine Facility will bear interest at an annual rate of 12%, subject to increase by 1% if amounts thereunder remain outstanding after June 31, 2008. As of March 17, 2008, the Company had $12.4 million of indebtedness outstanding under the New Mezzanine Facility, for working capital purposes and to repay in full and terminate amounts borrowed under the Loan and Security Agreement, dated September 29, 2006, between the Company, Clarient Diagnostic Services, Inc., CLRT Acquisition, LLC and General Electric Capital Corporation, as amended (the "GE Capital Facility") and certain related equipment lease obligations.

        The Company currently has a $12.0 million revolving credit agreement with Comerica Bank which was amended and restated in February 2008 to extend the maturity to February 2009 (the "Comerica

CLARIENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Description of Business and Going Concern (Continued)

Facility"). Borrowings under the Comerica Facility totaled $9.0 million at December 31, 2007, and the remaining availability under the Comerica Facility was used to obtain a $3.0 million stand-by letter of credit for the landlord of the Company's leased facility in Aliso Viejo, California. The Comerica Facility matures on February 26, 2009, and, as of December 31, 2007, the Company had no additional availability under the Comerica Facility. During 2007, borrowings under the Comerica Facility bore interest at the bank's prime rate minus 0.5% and included one financial covenant related to tangible net worth. Under the amended and restated Comerica Facility, at the Company's option, borrowings will bear interest at the prime rate minus 0.5%, or a rate equal to LIBOR plus 2.45%, provided, however, that upon the achievement of certain financial performance metrics the rate will decrease by 0.25%. The Company was not in compliance with the minimum tangible net worth covenant as of December 31, 2007 (and in certain prior periods), and the Company has obtained a waiver from Comerica with respect thereto.

        See Note 4 "Lines of Credit" for additional discussion of the GE Capital Facility, the Comerica Facility, the Initial Mezzanine Facility and the New Mezzanine Facility.

(b)
Going Concern

        The Company's financial statements have been prepared on a going-concern basis, which assumes that the Company will have sufficient resources to pay its obligations as they become due during the next twelve months and do not reflect adjustments that might result if we were not to continue as a going concern. The Company has incurred operating losses in every year since inception, its accumulated deficit as of December 31, 2007 was $145.2 million and stockholders' deficit was $4.8 million. The Company also has a working capital deficiency of $11.1 million at December 31, 2007. The Company has a history of operating losses and negative cash flows from operations, and future profitability is uncertain. In addition, the Company has not had a history of complying with the covenants within its credit agreements. Also, in order to comply with the covenants in the current debt agreement, the Company must achieve operating results at levels not historically achieved by the Company. Although previous defaults under the Company's credit facilities were waived and the Company has agreed to a new financial covenant relating to tangible net worth in its credit facility with Comerica Bank for 2008, there can be no assurance that the Company will be able to maintain compliance with this and other covenants contained in its credit facilities. Failure to maintain compliance with the financial covenants in the Company's Comerica Facility would constitute an event of default under that facility and a cross-default under the New Mezzanine Facility. Absent a waiver from both lenders, borrowings under both facilities would become immediately due and payable. The Company does not currently have the ability to repay borrowings under these facilities. Should the Company's sources of funding be inadequate, management's plans would include seeking waivers from existing lending sources, pursuing additional sources of funding, or curtailment of expenses. There can be no assurance that the Company will be able to fully access existing financing sources or obtain additional debt or equity financing when needed or on terms that are favorable to the Company and its stockholders, or will be able to obtain waivers from its lenders in the event of non-compliance with its debt covenants. As a result, there is a substantial doubt about the Company's ability to continue as a going concern.

CLARIENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Summary of Significant Accounting Policies

(a)
Basis of Consolidation

        The consolidated financial statements include the results of operations, account balances and cash flows of Clarient, Inc. and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

(b)
Revenue Recognition

        Revenue for diagnostic services is recognized at the time of completion of services at amounts equal to the contractual rates allowed from third parties, including Medicare and insurance companies. These expected amounts are based both on Medicare allowable rates and our collection experience with other third party payors. Because of the requirements and nuances of billing for laboratory services, the Company generally invoice amounts that are greater than those allowable for payment. These differences are described as contractual discounts. As noted, however, it is only the expected payment from these parties, which is net of these contractual discounts, that is recorded as revenue.

(c)
Bad Debt

        For estimated bad debts, the Company reviews the age of receivables in various financial classes and estimates the uncollectible portion based on the type of payor, age of the receivables, and historical loss experience.

(d)
Equity-Based Compensation

        Effective January 1, 2006, the Company adopted FASB Statement No. 123(R), Share-Based Payment (Statement 123(R)). This statement replaces FASB Statement No. 123, Accounting for Stock-Based Compensation (Statement 123) and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This Statement was adopted using the modified prospective method of application, which requires the Company to recognize compensation cost on a prospective basis. Under this method, the Company recorded stock-based compensation expense for awards granted prior to, but not yet vested as of January 1, 2006, using the fair value amounts determined for pro forma disclosures under Statement 123. For stock-based awards granted after January 1, 2006, the Company recognizes compensation expense based on an estimated grant date fair value using the Black-Scholes option-pricing model.

(e)
Use of Estimates

        The preparation of the Company's financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates. Significant estimates include the valuation of accounts receivable, deferred income tax assets and inventories.

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

CLARIENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Summary of Significant Accounting Policies (Continued)

        As of January 1, 2007, we adopted the provisions of the Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109, ("FIN 48"). Among other things, FIN 48 provides guidance to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold, which income tax positions must achieve before being recognized in the financial statements. The adoption of FIN 48 did not have a material impact on the Company's financial position, results of operations or cash flows.

(g)
Net Loss Per Share

        Basic and diluted loss per common share is calculated by dividing net loss by the weighted average common shares outstanding during the year. Outstanding options and warrants are not included in the computation of diluted loss per share because the Company incurred a net loss in all periods presented and therefore, the impact would be anti-dilutive. The following table shows options and warrants outstanding:

December 31,	Outstanding options and warrants to purchase shares of common stock	Weighted average strike price
2007	10,714,561	$2.39
2006	12,848,084	2.86
2005	12,540,478	2.56
(h)
Cash and Cash Equivalents

        Cash and cash equivalents consist of amounts held as bank deposits and money market funds with a maturity of three months or less. The Company has not experienced any significant losses on cash equivalents and does not believe it is exposed to any significant credit risk on such cash equivalents.

(i)
Financial Instruments

        The Company estimates the fair value of its monetary assets and liabilities based upon the existing interest rates related to such assets and liabilities compared to current market rates of interest for instruments with a similar nature and degree of risk. The Company estimates that the fair value of all of its monetary assets and liabilities approximates the recorded value as of December 31, 2007 and 2006.

(j)
Inventories

        Inventories consist of laboratory supplies, and are stated at the lower of cost or market, with cost determined on the first-in, first-out method.

CLARIENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Summary of Significant Accounting Policies (Continued)

(k)
Depreciation

        Property and equipment are depreciated on the straight-line basis over the following estimated useful lives:

Office, Computer and Laboratory Equipment	3 to 5 years
Furniture and Fixtures	5 years
Leasehold Improvements	Shorter of useful life or remaining life of lease

        The following is a summary of property and equipment (in thousands):

	December 31,
	2007	2006
Office furniture, computer and laboratory equipment	$12,198	$8,610
Leasehold improvements	8,505	7,968

Total	20,703	16,578
Less: accumulated depreciation	(9,706)	(6,440)

Property and equipment, net	$10,997	$10,138

        Expenditures for maintenance, repairs and minor improvements are charged to expense as incurred. Major improvements and additions are capitalized. Depreciation begins upon placement into service.

(l)
Impairment of Long-Lived Assets

        The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable, in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

        When the Company determines that the carrying value of long-lived assets may not be recoverable by projected undiscounted cash flows, the Company measures any impairment based on a discounted projected cash flow method using a discount rate determined by its management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and projecting cash flows.

(m)
Capitalized Software Costs

        We record the costs of internal use computer software in accordance with Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1") issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. SOP 98-1 requires that certain internal-use computer software costs be capitalized and amortized over the useful life of the asset. We capitalize interest on these costs when amounts are determined to be material. Amortization of computer software costs begins for each module or component when the computer software is ready for its intended use and is amortized over a 5 year useful life.

CLARIENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Summary of Significant Accounting Policies (Continued)

(n)
Research and Development

        Research and development costs, including costs incurred for software development prior to establishment of technological feasibility, are expensed as incurred.

(o)
Concentrations of Credit Risk

        The Company's customer base is comprised of two principal market segments, (1) the clinical market which consists of hospitals, pathology practice groups and reference laboratories and (2) the research and biotechnology market which consists of pharmaceutical companies, universities and research institutions. The Company's customer base is geographically diverse. The credit profile of the Company's pathology practice and hospital customer group does not often lend itself to formal credit evaluations. Where applicable, the Company will perform periodic credit evaluations, although these are infrequent. Diagnostic services revenue is largely derived from third-party payers, such as Medicare, to whom the Company submits bills for services based upon established rates of reimbursement. The Company estimates an allowance for doubtful accounts based upon the actual historical collection experience in addition to reserving for a portion of receivables that are delinquent.

(p)
Foreign Currency Translation

        The financial position and results of operations of the Company's foreign subsidiaries are determined using the applicable local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end. Revenues and expenses are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive loss in stockholders' equity.

(q)
Financial Statement Misstatement Evaluation

        We apply the provisions of Staff Accounting Bulletin ("SAB") 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement for the purpose of the materiality assessment. We adopted SAB 108 during fiscal 2006.

(r)
Recent Accounting Pronouncements

        In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," ("SFAS No. 159"). SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in SFAS No. 159, which allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its financial position, results of operations or cash flows.

CLARIENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Summary of Significant Accounting Policies (Continued)

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial position, results of operations or cash flows.

        In November 2007, the EITF issued a consensus on EITF 07-1, "Accounting for Collaborative Arrangements" ("EITF 07-1"). The Task Force reached a consensus on how to determine whether an arrangement constitutes a collaborative arrangement, how costs incurred and revenue generated on sales to third parties should be reported by the partners to a collaborative arrangement in each of their respective income statements, how payments made to or received by a partner pursuant to a collaborative arrangement should be presented in the income statement, and what participants should disclose in the notes to the financial statements about a collaborative arrangement. This issue shall be effective for annual periods beginning after December 15, 2008. Entities should report the effects of applying this Issue as a change in accounting principle through retrospective application to all periods to the extent practicable. Upon application of this issue, the following should be disclosed: a) a description of the prior-period information that has been retrospectively adjusted, if any, and b) the effect of the change on revenue and operating expenses (or other appropriate captions of changes in the applicable net assets or performance indicator) and on any other affected financial statement line item. We are currently evaluating the impact, if any, of the adoption of EITF 07-1 on our consolidated financial position, results of operations and cash flows.

        In December 2007, the FASB issued SFAS No. 141(revised 2007), "Business Combinations" ("SFAS 141(R)"). This statement requires an acquiror to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141(R) replaces the cost-allocation process of SFAS No. 141, "Business Combinations" ("SFAS 141") which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. This statement applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Earlier adoption is prohibited.

(3) Discontinued Operations

        On March 8, 2007, the Company sold its instrument systems business, consisting of certain tangible assets, inventory, intellectual property (including the Company's patent portfolio and the ACIS and ChromaVision trademarks), contracts and other assets used in the operations of the instrument systems business (the "Technology business") to Carl Zeiss MicroImaging, Inc. and one of its subsidiaries (collectively, "Zeiss") for an aggregate purchase price of $12.5 million, consisting of $11.0 million in cash and up to an additional $1.5 million in contingent purchase price, subject to satisfaction of certain post-closing conditions relating to intellectual property (the "ACIS Sale"). As part of the transaction, the Company entered into a license agreement with Zeiss pursuant to which Zeiss granted the Company a non-exclusive, perpetual and royalty-free license to certain of the transferred patents,

CLARIENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) Discontinued Operations (Continued)

copyrights and software code for use in connection with imaging applications (excluding sales of imaging instruments) and the Company's laboratory services business. The acquisition agreement also contemplated that the Company and Zeiss will each invest up to $3 million in cash or other in-kind contributions to pursue a joint development arrangement with respect to rare event detection. The acquisition agreement contemplated that the parties would cooperate to enter into a definitive agreement with respect to such an arrangement within 120 days following the closing date, which was extended to October 31, 2007. The Company has not commenced any projects or entered into definitive agreements in connection with such plan as of December 31, 2007.

        The assets transferred to Zeiss in the transaction included tangible assets, inventory, intellectual property (including the Company's patent portfolio and the ACIS and ChromaVision trademarks), contracts (including the Company's distribution agreement with Dako), certain accounts receivable and other assets primarily used in the operation of the Technology business. Zeiss also assumed certain liabilities in connection with the transaction, including liabilities under transferred contracts, certain accounts payable, certain product maintenance and service obligations and certain other obligations relating to the Company's Technology business. The Company made customary representations and warranties to Zeiss in the definitive acquisition agreement and agreed to indemnify Zeiss with respect to any breaches thereof, subject to certain limitations. The Company also agreed to indemnify Zeiss with respect to liabilities not assumed by Zeiss, and Zeiss agreed to indemnify the Company with respect to liabilities assumed by it as well as liabilities arising out of the operation of the Technology business following the closing date.

        The Company also agreed not to compete with Zeiss in connection with the development, production and sale of imaging instruments for a period of 42 months following the closing date of the ACIS Sale. In addition, the Company agreed to provide certain customary transition services to Zeiss until September 30, 2007 (subject to payment of customary transition services fees). The parties also entered into a sublease pursuant to which Zeiss will sublease the premises currently occupied by the Technology business for a period of three years following the closing date of the ACIS Sale for a proportionate share of the rent payable to the landlord under the Company's lease agreement. Approximately 37 of the Company's employees that were devoted primarily to its Technology business were terminated on March 8, 2007 and most were offered employment with Zeiss. The Company has agreed not to solicit those employees for employment without Zeiss's consent for a period of 42 months following the closing date of the ACIS Sale (unless such employees are first terminated by Zeiss). Zeiss did not hire any of the Company's executive officers.

CLARIENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) Discontinued Operations (Continued)

        The Technology business is reported in discontinued operations for all periods presented. The Company recognized a gain on sale which is calculated as follows (in thousands):

Proceeds from sale		$11,000
Less: Selling costs		(671)

Net proceeds from sale		10,329
Inventories	(1,480)
Property and equipment, net	(473)
Goodwill and intangibles, net	(4,042)
Other assets	(518)
Deferred revenue	692
Debt	1,616

Net assets sold		(4,205)

Gain on sale		$6,124

        Results of discontinued operations were as follows (in thousands):

	Twelve Months Ended December 31,
	2007	2006	2005
Revenue	$864	$5,673	$8,710
Cost of revenue	364	2,152	2,419
Operating expenses	1,180	5,909	5,254
Interest expense	32	186	—

Net loss from discontinued operations	(712)	(2,574)	1,037
Gain on sale	6,124	—	—

Income (loss) from discontinued operations	$5,412	$(2,574)	$1,037

CLARIENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) Discontinued Operations (Continued)

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

(4) Lines of Credit

  Comerica Line of Credit

        The Company currently has a $12.0 million revolving credit agreement with Comerica Bank, which we amended and restated in February 2008 to extend the maturity to February 2009 (the "Comerica Facility"). Borrowings under the Comerica Facility totaled $9.0 million at December 31, 2007 and are being used for working capital purposes, and the remaining availability under the Comerica Facility was used to obtain a $3.0 million stand-by letter of credit for the landlord of the Company's leased facility in Aliso Viejo, California. The Comerica Facility matures on February 26, 2009, and, as of December 31, 2007, the Company had no additional availability under the Comerica Facility. During 2007, borrowings under the Comerica Facility bore interest at the bank's prime rate minus 0.5% and included one financial covenant related to tangible net worth. Under the amended and restated Comerica Facility, at the Company's option, borrowings will bear interest at the prime rate minus 0.5%, or a rate equal to LIBOR plus 2.45%, provided, however, that upon the achievement of certain financial performance metrics the rate will decrease by 0.25%. The Company was not in compliance with the minimum tangible net worth covenant as of December 31, 2007 (and in certain prior periods), and the Company has obtained a waiver from Comerica Bank with respect thereto. Under the terms of the amended Comerica Facility, we are required to maintain a minimum tangible net worth, which is defined as the sum of capital stock and additional paid in capital, plus retained earnings (or minus accumulated deficit), minus intangible assets, of the following amounts: ($6,500,000) for the period from January 1, 2008 through March 31, 2008, ($8,000,000) for the period April 1, 2008 through June 30, 2008, ($9,000,000) for the period from July 1, 2008 through September 30, 2008, ($9,500,000) for the period from October 1, 2008 through December 31, 2008 and ($9,500,000) plus 50% of profits (profit recapture) thereafter. The Safeguard guarantee was also extended along with the renewal of Comerica Facility in February 2008 under the same terms as the 2007 extension discussed below. No warrants were issued as part of the 2008 extended guarantee.

CLARIENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Lines of Credit (Continued)

        In connection with the execution of an amendment to the Comerica Facility in January 2007, the Company and Safeguard signed an Amended and Restated Reimbursement and Indemnity Agreement (the "Reimbursement Agreement") under which Safeguard agreed to increase the amount of its guaranty to $12.3 million, which includes $0.3 million to cover any interest costs or fees that may be payable to Comerica. This agreement extended the maturity to February 2008. As consideration for Safeguard's increase in its guaranty, the Company issued Safeguard, as a commitment fee, a four year warrant to purchase 100,000 shares of the Company's common stock for an exercise price of $0.01 per share (the "Commitment Fee Warrant"). In addition, the Company agreed to pay Safeguard a facility maintenance fee in the form of a four year warrant to purchase 166,667 shares of the Company's common stock for an exercise price of $1.64 per share (the "Maintenance Fee Warrant"). The fair value of the warrants of $337,000 was determined under the Black-Scholes option pricing model. The debt discount related to the warrants was expensed in the quarter ended March 31, 2007, since, at the time the warrants were issued, the line of credit was to expire within the same quarter. Under the Reimbursement Agreement, the Company is required to pay Safeguard a quarterly usage fee of 1.125% of the daily weighted average principal balance ($9.0 million as of December 31, 2007) outstanding under the Comerica revolving line of credit, plus .875% of the amount by which the daily average principal balance outstanding under the Comerica revolving line of credit exceeds $5.5 million. The usage fees expensed for the fiscal year ended December 31, 2007 were $513,000, and are included under interest expense to related parties.

        On February 28, 2007, the Company entered into an amendment to the Comerica Facility to extend the maturity date of the facility to February 27, 2008. The Company also obtained waivers from Comerica Bank of the Company's failure to comply with the minimum tangible net worth covenant for periods prior to March 2007. In March 2007, the Company entered into an amendment to the Comerica Facility pursuant to which the financial covenant relating to tangible net worth was revised, and the Company subsequently obtained a waiver from Comerica Bank of the Company's failure to comply with the revised tangible net worth covenant as of May 31, 2007.

        On November 1, 2007, the Company entered into an amendment to the Comerica Facility pursuant to which the minimum tangible net worth levels the Company is required to maintain were further amended to equal ($2,800,000) from October 30, 2007 through December 31, 2007, ($5,300,000) from January 1, 2008 through March 31, 2008, ($6,700,000) from April 1, 2008 through June 30, 2008 and ($7,500,000) from and after July 1, 2008. The Company also obtained waivers from Comerica Bank for the Company's failure to comply with tangible net worth covenant with respect to the period from August 1, 2007 through October 30, 2007.

  GE Capital Line of Credit.

        On September 29, 2006, the Company entered into a Loan and Security Agreement with GE Capital (the "GE Capital Facility"). The financing arrangement consisted of a senior secured revolving credit facility pursuant to which the Company could borrow up to $5.0 million, subject to adjustment. Borrowings under the credit agreement could not exceed 85% of the Company's qualified accounts receivable after application of certain liquidity factors and deduction of certain specified reserves, and repaid daily by a sweep of the Company's cash-collections lockbox. The credit agreement included an annual collateral monitoring fee of $12,000. The interest rate under the GE Capital Facility was based on the lower of the London Interbank Offered Rate ("LIBOR"), plus 3.25% or the Wall Street Journal published Prime Rate, plus 0.5%. The credit agreement provided for a prepayment fee of 2.0% of the

CLARIENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Lines of Credit (Continued)

commitment amount if terminated during the first year and 1.0% of the commitment amount if terminated any time thereafter prior to the maturity date. The GE Capital Facility had a two-year term and was secured by the diagnostic services business accounts receivable, along with all of the other assets of the Company and its subsidiaries.

        As of December 31, 2007, the Company had $5.0 million outstanding under the GE Capital Facility and had no additional availability thereunder.

        As of December 31, 2007, the Company was not in compliance with the GE Capital Facility minimum tangible net worth covenant, which is the same as described above for the Comerica loan agreement. However, as described in Note 12, the Company repaid all indebtedness under the GE Capital Facility on March 17, 2008.

  Safeguard Mezzanine Financing.

        On March 7, 2007, the Company obtained the Initial Mezzanine Facility from Safeguard. The Initial Mezzanine Facility originally provided the Company up to $12.0 million in working capital funding, but was reduced by $6.0 million as a result of the ACIS Sale. Borrowings under the Initial Mezzanine Facility bore interest at an annual rate of 12%. In connection with the Initial Mezzanine Facility, the Company issued to Safeguard: (1) warrants to purchase 125,000 shares of our common stock with an exercise price of $0.01 per share, expiring March 7, 2011; (2) warrants to purchase 62,500 shares of common stock with an exercise price of $1.39 per share (reflecting a 15% discount to the trailing 10-day average closing price of our common stock prior to March 7, 2007), expiring March 7, 2011; and (3) four-year warrants to purchase an aggregate of 62,500 shares of common stock for an exercise price of $0.01 per share in connection with borrowings that the Company made thereunder. The fair value of the warrants of $273,000 related to the warrants for 125,000 and 62,500 shares, was determined under the Black-Scholes option pricing model. The cost related to these warrants will be recognized over the term of the line of credit agreement. The Company expensed $124,000 related to these warrants during the fiscal year ended December 31, 2007. On November 14, 2007 the Company borrowed $1.0 million against the facility and as per the agreement governing the Initial Mezzanine Facility issued to Safeguard four-year warrants to purchase 31,250 additional shares of common stock. The fair value of the warrants of $62,000 was determined under the Black-Scholes option pricing model. The cost related to these warrants will be recognized over the term of the line of credit agreement. The Company borrowed an additional $1.0 million against the facility and as per the agreement governing the Initial Mezzanine Facility issued to Safeguard four-year warrants to purchase 31,250 additional shares of common stock. The fair value of the warrants of $61,000 was determined under the Black-Scholes option pricing model. The cost related to these warrants will be recognized over the term of the line of credit agreement.

        On March 14, 2008, the Company entered into the New Mezzanine Facility to renew and expand the Initial Mezzanine Facility. The New Mezzanine Facility, which has a stated maturity date of April 15, 2009, provides the Company access to up to $21.0 million in working capital funding. Borrowings under the New Mezzanine Facility will bear interest at an annual rate of 12%. As of March 17, 2008, the Company had outstanding indebtedness of approximately $12.4 million under the New Mezzanine Facility. Proceeds from the New Mezzanine Facility were used to refinance indebtedness under the Initial Mezzanine Facility, for working capital purposes and to repay in full and terminate the GE Capital Facility and certain related equipment lease obligations. In connection with

CLARIENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Lines of Credit (Continued)

the New Mezzanine Facility, the Company issued to Safeguard five-year warrants to purchase 1,643,750 shares of common stock with an exercise price of $0.01 per share, which included warrants to purchase 93,750 shares which were the subject of amounts that had not been drawn under the Initial Mezzanine Facility. The Company will recognize the fair value of the warrants, determined under the Black-Scholes model as interest expense ratably over the term of this agreement related to these warrants. In addition, under the New Mezzanine Facility, the Company will be required to issue to Safeguard an additional five-year warrant to purchase 550,000 shares of common stock with an exercise price of $0.01 per share on May 1, 2008, if a new secured credit facility has not been completed prior to such date, and up to an aggregate of an additional 1,650,000 warrants will be issuable to Safeguard in three separate tranches if the aggregate size of the of the New Mezzanine Facility has not been reduced to $6.0 million on or prior to dates specified therein. In addition, on March 17, 2008, the Company repaid and terminated the line of credit and equipment financing agreements with GE Capital with proceeds from the New Mezzanine Facility. The total payoff amount was approximately $7.4 million.

        The following table summarizes the Company's total debt for the fiscal years ended December 31, 2007 and 2006 (in thousands):

	December 31,
	2007	2006
Comerica Facility	$9,000	$5,500
GE Capital Facility	4,997	2,468
Initial Mezzanine Facility	2,000	—
Capital lease obligations	2,416	4,089

Subtotal	18,413	12,057
Less: current portion of long-term debt	(17,507)	(4,618)

Total long-term debt, including capital lease obligations	$906	$7,439

        The Company has classified its Comerica Facility and Initial Mezzanine Facility as current as it is not probable the Company can maintain compliance with the covenants contained in these facilities.

The above table only includes debt related to continuing operations.

CLARIENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Equipment Financing

        In June 2004, the Company entered into a master lease agreement with GE Capital for capital equipment financing of diagnostic services (laboratory) related equipment. The Company financed $2.0 million in 2005 and $2.3 million in 2006 of diagnostic services equipment under this arrangement, which were recorded as capital lease obligations. During 2007, several of the leases entered into during 2004 began to mature at which time the Company exercised its right under the master lease agreement to purchase the equipment at its current fair market value of $519,000. The Company elected to finance $449,000 of these purchases with GE Capital, which were recorded as capital lease obligations. Each financing had a term of 24 months and a bargain-purchase option at maturity. On March 17, 2008, the Company paid off and terminated all amounts financed under the master lease agreement with proceeds from borrowings under the New Mezzanine Facility. The payoff amount was $2.9 million, which included residual balances, taxes, and miscellaneous closing fees.

        The capital lease obligations as of December 31, 2007 are as follows (in thousands):

Fiscal Year:
2008	$1,666
2009	942
2010	—
2011	—

Subtotal	2,608
Less: interest	(192)

Total	2,416
Less: current portion	(1,510)

Capital lease obligations, excluding current portion	$906

CLARIENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Income Taxes

        The following table summarizes the tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards which give rise to significant portions of the deferred tax assets and liability at December 31, 2007 (in thousands):

	2007	2006	2005
Deferred tax assets:
Current assets:
Accrued liabilities and other	$1,398	$847	$764
Non-current assets:
Net operating loss carryforward	47,438	46,477	40,219
Intangible asset, net of amortization	—	292	389
Depreciation and other	2,360	1,390	2,089
R&D and other tax credits	—	3,190	3,118

Non-current deferred tax assets	49,798	51,349	45,815

Total	51,196	52,196	46,579
Less valuation allowance for net deferred tax assets	(51,196)	(52,196)	(46,579)

Deferred tax assets, net	$—	$—	$—

        Substantially all of the Company's pre-tax losses are derived from a domestic entity. The valuation allowance decreased by $1 million for the year ended December 31, 2007, which includes the impact for the adoption of FIN 48. In the event the valuation allowance is reversed in the future, tax benefits as of December 31, 2007 shall be allocated as follows (in thousands):

Income tax benefit resulting from operations	$49,961
Additional paid-in capital	1,235

Total valuation allowance	$51,196

        Actual income tax expense differs from amounts computed by applying the U.S. federal income tax rate of 34% to pretax loss from continuing operations as a result of the following for the year ended December 31, 2007 (in thousands):

	2007	2006	2005
Computed expected tax benefit	$(2,977)	$(5,408)	$(5,033)
State income taxes, net of federal benefit	(381)	(429)	(584)
Nondeductible expenses	360	244	25
Other	—	—	(42)
Change in valuation allowance	3,021	5,617	5,634

Actual tax expense	$23	$24	$—

        As of December 31, 2007, the Company had net operating loss carry forwards for federal and state income tax purposes of approximately $122 million and $86 million, respectively, which will commence expiration in 2011.

CLARIENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Income Taxes (Continued)

        Due to both historical and recent changes in the capitalization structure of the Company, the utilization of net operating losses may be limited pursuant to section 382 of the Internal Revenue Code.

        On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 clarifies the criteria for recognizing tax benefits related to uncertain tax positions under SFAS No. 109, Accounting for Income Taxes, and requires additional financial statement disclosure. FIN 48 requires that the Company recognize in its consolidated financial statements the impact of a tax position if that position is more likely than not to be sustained upon examination, based on the technical merits of the position.

        Upon adoption of FIN 48, the Company identified uncertain tax positions that the Company currently does not believe meet the more likely than not recognition threshold under FIN 48 to be sustained upon examination. Because the uncertain tax positions have not been utilized and had a full valuation allowance established, the Company reduced its gross deferred tax asset and valuation allowance by $3.2 million. Adoption of FIN 48 had no net impact on the Company's consolidated results of operations and financial position. These amounts relate to unrecognized tax benefits that would impact the effective tax rate if recognized absent the valuation allowance.

        The Company does not expect any material increase or decrease in its income tax expense during the next twelve months related to examinations or changes in uncertain tax positions.

        The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax years 2004 and forward remain open for examination for federal tax purposes and tax years 2003 and forward remain open for examination for the Company's more significant state tax jurisdictions. To the extent utilized in future years' tax returns, net operating loss and capital loss carryforwards at December 31, 2007 will remain subject to examination until the respective tax year of utilization is closed.

(7) Equity-Based Compensation

        On January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)"). SFAS 123(R) requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award. SFAS 123(R) also requires fair value measurement of the cost of employee services received in exchange for an award.

        Stock-based compensation related to continuing operations is recognized in the consolidated statements of operations adjusted for discontinued operations is as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Cost of revenue	$61	$17	$—
Selling, general and administrative	1,759	1,194	440

Total stock-based compensation expense	$1,820	$1,211	$440

CLARIENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) Equity-Based Compensation (Continued)

        Prior to adopting SFAS No. 123(R), the Company accounted for stock-based compensation in accordance with APB No. 25. Had compensation cost been recognized consistent with SFAS No. 123, the Company's consolidated net loss and loss per share would have been as follows (in thousands, except per-share amounts):

Year Ended December 31, 2005
Net loss:
As reported	$(14,802)
Add: Stock-based employee compensation expense included in net loss, including discontinued operations	515
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(1,895)

Pro forma	$(16,182)

Loss per common share—Basic and Diluted:
As reported	$(0.27)
Pro forma	$(0.30)

        The fair value of the Company's stock-based awards to employees was estimated at the date of grant using the Black-Scholes option-pricing model. The risk-free rate is based on the U.S. Treasury yield curve in effect at the end of the quarter in which the grant occurred. The expected life of the Company's stock options granted to employees was estimated using the the simplified method under SAB 107. The expected life of the Company's stock options granted to consultants was based on the contractual term. Expected volatility was based on historical volatility for a period equal to the stock option's expected life. The following assumptions were used to determine fair value:

	2007	2006	2005
Dividend yield	0.0%	0.0%	0.0%
Volatility	87%	57-89%	101%
Average expected option life	3.5-6.1 years	3.2-4.7 years	4 years
Risk-free interest rate	3.6-4.3%	4.5-5.2%	3.9-4.5%

        The weighted-average grant date fair value of options issued by the Company during the years ended December 31, 2007, 2006 and 2005 was $1.40, $0.78 and $0.98, respectively.

        The Company's 1996 Stock Option Plan expired on December 11, 2006. At the Company's annual meeting on June 27, 2007, the Company's stockholders voted to approve the Company's 2007 Incentive Award Plan (the 2007 Plan). The 2007 Plan provides for the grant of incentive stock options and nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, performance bonus awards and performance-based awards. The maximum number of shares of common stock of the Company available for issuance under the 2007 Plan is the sum of 4,000,000 shares plus any shares which are subject to awards under the Company's 1996 Stock Option Plan as of the effective date of the 2007 Plan that terminate, expire or lapse for any reason. During the fiscal year ended December 31, 2007, the Company granted 380,325 options under the 2007 Plan.

CLARIENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) Equity-Based Compensation (Continued)

        Option activity is summarized as follows:

	2007		2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	6,570,134	$1.58	6,874,919	$2.29	7,583,666	$2.48
Options granted	380,325	1.92	2,010,495	1.08	507,000	1.39
Options exercised	(577,364)	1.20	(319,010)	1.16	(154,376)	1.26
Options cancelled	(1,208,407)	2.23	(1,996,270)	3.58	(1,061,371)	3.38

Outstanding at year-end	5,164,688	$1.44	6,570,134	$1.58	6,874,919	$2.29

Options exercisable at year-end	3,429,265		3,445,444		4,140,655
Shares available for future grant	4,034,250		—		2,164,854

        The Company estimates forfeitures of stock options using the historical exercise behavior of its employees. For purposes of this estimate, the Company has identified two groups of employees and estimated the forfeiture rates for these groups to be 5% and 8% in the fourth quarter of 2007, and 35% and 8% in 2006, the first three quarters of 2007 and the full year of 2005. These rates were used through the third quarter of 2007 and revised to 5% and 8%, respectively, in the fourth quarter of 2007 based on new forfeiture data becoming available. At December 31, 2007 the number of options that were vested and expected to vest for these two groups were 2,866,850 and 2,077,773 respectively, with weighted average remaining contractual terms of 4.75 and 4.63 years, respectively. At December 31, 2007, these options had an aggregate intrinsic value of $2.2 million and $1.4 million, respectively.

        The total intrinsic value of options exercised in the fiscal years ended December 31, 2007, 2006 and 2005 was $511,000, $77,000 and $47,000, respectively. As of December 31, 2007, there was $1.5 million of unamortized compensation expense related to stock options. The Company expects to recognize this expense over a weighted-average period of 2.6 years.

        Restricted stock awards activity for the Company is summarized as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2006	260,962	$1.05
Granted	—	—
Vested	(156,392)	1.72
Forfeited	(24,400)	1.11

Unvested at December 31, 2007	80,170	$2.05

        The Company recorded $472,000, $128,000 and $309,000 of compensation expense related to restricted stock awards in 2007, 2006 and 2005, respectively. As of December 31, 2007, there was $94,000 of unamortized compensation expense related to restricted stock awards. The Company expects to recognize this expense over a weighted-average period of 1.1 years.

CLARIENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Stock Transactions

        On February 10, 2004, the Company completed a private placement of 2,295,230 shares of common stock warrants to purchase shares of common stock to Safeguard for a purchase price of $5 million. The warrant issued to Safeguard is exercisable until March 1, 2008 and is currently exercisable to purchase 344,285 shares of common stock for an exercise price of $2.95 per share. The Company also entered into a registration rights agreement giving Safeguard certain rights to have the purchased shares registered under the Securities Act of 1933, as amended.

        On March 25, 2004, the Company entered into a securities purchase agreement with a limited number of accredited investors pursuant to which the Company agreed to issue and the investors agreed to purchase 10,500,000 shares of common stock, together with warrants to purchase an additional 1,575,000 shares of common stock at an exercise price of $2.75 per share for an aggregate purchase price of $21 million (this financing is referred to as the "March 2004 financing"). The warrants issued in this transaction are exercisable for a period of four years after the date they were issued. This transaction was structured so that a portion of the common stock and warrants issued (4,200,000 shares of common stock and warrants to purchase 630,000 shares of common stock for aggregate gross proceeds of $8.4 million) were issued at an initial closing that occurred on March 31, 2004. The remaining shares and warrants were issued at a subsequent closing which occurred on April 27, 2004. Safeguard was one of the purchasers in the March 2004 financing and acquired 3,750,000 shares (of which 1,500,000 shares were acquired at the initial closing) of common stock and warrants to purchase 562,500 shares of common stock (of which 225,000 were acquired at the initial closing) for an aggregate investment of $7.5 million. In connection with the March 2004 financing, the Company entered into a registration rights agreement with the purchasers in that financing and the Company has registered the resale of shares issued in the March 2004 financing with the Securities and Exchange Commission.

        On August 1, 2005, the Company amended its Loan Agreement with Comerica Bank to increase the revolving line of credit from $5.5 million to $8.5 million. In conjunction with this increase, the Company issued to Safeguard a warrant to purchase 50,000 shares of common stock for an exercise price of $2.00 per share as additional consideration for Safeguard's guarantee of the increased amount. The Company recognized $50,000 of expense in 2005 related to these warrants, which is the fair value of the warrants, determined under the Black-Scholes model.

        On November 8, 2005, the Company entered into a securities purchase agreement with a limited number of accredited investors pursuant to which the Company agreed to issue and the investors agreed to purchase 15,000,000 shares of common stock, together with warrants to purchase an additional 2,250,000 shares of common stock at an exercise price of $1.35 per share, for an aggregate purchase price of $15 million (this financing is referred to as the "2005 financing"). The warrants issued in this transaction are exercisable for a period of four years after the date they were issued. This transaction was structured so that a portion of the common stock and warrants issued (8,900,000 shares of common stock and warrants to purchase 1,335,000 shares of common stock for aggregate gross proceeds of $8.9 million) were issued at an initial closing that occurred on November 9, 2005. The remaining shares and warrants were issued at a subsequent closing on December 14, 2005. Safeguard was one of the purchasers in the 2005 financing and acquired 9,000,000 shares (of which 5,340,000 shares were acquired at the initial closing) of common stock and warrants to purchase 1,350,000 shares of common stock (of which 801,000 were acquired at the initial closing) for an aggregate investment of $9.0 million. In connection with this financing, the Company agreed to register the shares purchased by Safeguard upon request by Safeguard.

CLARIENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Stock Transactions (Continued)

        On September 22, 2006, the Company entered into a securities purchase agreement with Safeguard pursuant to which the Company agreed to issue and Safeguard agreed to purchase 4,162,042 shares of common stock, together with warrants to purchase an additional 624,306 shares of common stock at an exercise price of $0.98 per share, for an aggregate purchase price of $3.0 million. The purpose of this transaction was to fund the purchase of Trestle, and is referred to as the "Trestle financing." In exchange for Safeguard's funding commitment, the Company also issued Safeguard 50,000 warrants to purchase common stock at an exercise price of $0.87 per share (reflecting the trailing 10-day average closing price of our common stock prior to June 19, 2006). The warrants issued in this transaction are exercisable for a period of four years after the issued date of September 22, 2006. Following consummation of the Trestle financing, Safeguard beneficially owned approximately 59.6% of the Company's outstanding common stock. In connection with this financing, the Company agreed to register the shares purchased by Safeguard upon request by Safeguard.

        As noted above, the Company has from time to time completed several private placements of our equity securities and, in connection therewith, the Company has entered into registration rights agreements with the investors pursuant to which the Company has agreed to register the resale of securities acquired by them under the Securities Act of 1933. For example, the Company has previously agreed to file registration statements covering the resale of certain shares of common stock acquired by Safeguard (and of common stock issuable upon exercise of warrants acquired by Safeguard) and to use our efforts to cause such registration statements to become effective following our receipt of a request by Safeguard that the Company file such a registration statement(s). To date, Safeguard has not made such a request. In connection with the execution of the New Mezzanine Facility, the Company entered into a registration rights agreement with Safeguard which superseded prior registration rights agreements between the Company and Safeguard and pursuant to which the Company has agreed to file to file registration statements covering the resale of any or all shares of common stock owned by Safeguard (and of common stock issuable upon exercise of warrants owned by Safeguard) and to use our efforts to cause such registration statements to become effective following our receipt of a request by Safeguard that the Company file such a registration statement(s). This registration rights agreement also provides Safeguard with "piggyback" registration rights. In addition, in connection with certain private placements of our equity securities, the Company agreed to file registration statements covering the resale of securities acquired by the investors within a specified period of time and to maintain the effectiveness of such registration statements for a specified period of time. Such agreements provide that, subject to certain exceptions, if the Company fails to maintain the effectiveness of such registration statements through the date that they are required to remain effective, the investors parties to such agreements have the right to receive certain liquidated damages with respect to common stock purchased in such private placements (to the extent then held by such investors). The Company records an obligation for registration rights costs when such payments are considered probable and reasonably estimable.

        Due to its beneficial ownership of approximately 59% of the Company's outstanding common stock, Safeguard has the power to elect all of the directors of the Company, although Safeguard has contractually agreed with the Company that a majority of the board of directors will consist of individuals not specifically designated by Safeguard. The Company has given Safeguard contractual rights enabling it to exercise significant control over the Company.

CLARIENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Stock Transactions (Continued)

        The Company has a stockholders' rights plan providing for discounted purchase rights to its stockholders upon specified acquisitions of its common stock. The exercise of these rights is intended to inhibit specific changes in control of the Company.

        Stock warrant activity is summarized as follows:

	Shares	Weighted-Average Grant Date Fair Value
Warrants outstanding, December 31, 2004	3,365,559	$3.20
Granted	2,300,000	1.35
Exercised	—	—
Canceled	(56,070)	12.48

Warrants outstanding, December 31, 2005	5,609,489	$2.35
Granted	674,306	0.97
Exercised	—	—
Canceled	(983,204)	2.08

Warrants outstanding, December 31, 2006	5,300,591	$1.88
Granted	516,667	0.70
Exercised	(17,385)	1.35
Canceled	(250,000)	4.26

Warrants outstanding, December 31, 2007	5,549,873	$1.66

        The Company considered the provisions of EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", with respect to each of the warrants, and concluded that all of the criteria for equity treatment in EITF 00-19 were met.

(9) Commitments and Contingencies

        Voluntary Employee Retirement 401(k) Plan.    The Company has a voluntary employee retirement 401(k) plan available to all full time employees 21 years or older. The plan provides for a matching of the employee's contribution to the plan for 33.3% of the first 6% of the employee's annual compensation. The Company's matching contributions were approximately $198,000, $185,000 and $158,000 for the fiscal years ended December 31, 2007, 2006 and 2005, respectively.

        Operating Lease Commitment.    The Company utilizes various operating leases for office space and equipment. The Company entered into a lease agreement dated as of July 20, 2005 for a mixed-use building with approximately 78,000 square feet in Aliso Viejo, California. The lease commenced on December 1, 2005 with an initial term of 10 years and an option to extend the lease term for up to two additional five-year periods. The initial annual base rent was approximately $0.5 million. The annual base rent was increased to approximately $1.0 million on June 1, 2006 and as the Company occupies additional square footage, will increase to approximately $1.4 million on December 1, 2008. The base rent is increased 3% annually effective on December 1 of each year beginning in 2006. The Company is also responsible for payments of common area operating expenses for the premises. The landlord has agreed to fund approximately $3.5 million of tenant improvements toward design and construction costs associated with the build-out of the facility of which the landlord has reimbursed the Company $3.3 million through December 31, 2007. Such costs are capitalized as leasehold improvements and

CLARIENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) Commitments and Contingencies (Continued)

amortized over the shorter of their estimated useful lives or the remaining lease term, while the reimbursement is recorded to deferred rent and recovered ratably over the term of the lease.

        At December 31, 2007, future minimum lease payments for all operating leases are as follows (in thousands):

Fiscal year:
2008	$1,264
2009	1,524
2010	1,557
2011	1,586
2012	1,618
Thereafter	4,777

$12,326

        Rent expense (gross rent $1.3 million in 2007), net of sub-lease income ($657,000 in 2007) was approximately $653,000, $1.5 million and $1.2 million for the fiscal years ended December 31, 2007, 2006 and 2005.

        The Company subleases portions of its facility. Expected future minimum sublease receipts to the Company as of December 31, 2007 are as follows (in thousands):

Fiscal year:
2008	$(502)
2009	(585)
2010	(327)
2011	(282)
2012	(292)
Thereafter	(98)

$(2,086)

(10) Business Segments

        The Company operates primarily in one business segment engaged in the delivery of critical oncology testing services to community pathologists, biopharmaceutical companies and other researchers. Substantially all segment revenues are generated within the United States of America.

(11) Immaterial Correction of an Error in Prior Periods

        During the fourth quarter of 2007, the Company identified errors related to the accounting for customer refunds that had occurred in current and prior periods. The errors were due to a lack of controls ensuring that the appropriate accounting treatment was applied to information provided by a third party service provider utilized to facilitate our billing function. In accordance with Staff Accounting Bulletin (SAB) No. 99, Materiality, and No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management evaluated the materiality of the errors from qualitative and quantitative perspectives, and concluded that the errors were immaterial to the prior periods, but that its correction in the fourth quarter of 2007 would be material to the quarter. Consequently, the Company recorded this cumulative $822,000

CLARIENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Immaterial Correction of an Error in Prior Periods (Continued)

error as a reduction in revenue and a corresponding accrued liability in its financial statements in the amounts of $122,000, $463,000 and $28,000 for the quarters ended September 30, 2007, June 30, 2007, March 31, 2007 and $60,000, $106,000 and $43,000 for the quarters ended December 31, 2006, September 30, 2006, and June 30, 2006, respectively. In addition to these adjustments we have also reclassified refunds owed to customers from accounts receivable to accrued expenses for the quarters ended March 31, 2007, December 31, 2006, September 30, 2006, and June 30, 2006. Accordingly, the quarterly financial information (unaudited) presented in Note 12 has also been revised.

        The following table summarizes the quarterly (unaudited) and annual effects of the revision (in thousands):

	Quarter Ended		Quarter Ended		Quarter Ended
	March 31, 2007		June 30, 2007		September 30, 2007
	Previously Reported	As Adjusted	Previously Reported	As Adjusted	Previously Reported	As Adjusted
Consolidated Balance Sheets:
Accounts receivable	$9,664	$10,019	$9,768	$9,768	$11,604	$11,604
Total current assets	16,200	16,555	13,859	13,859	15,465	15,465
Total assets	26,199	26,554	24,442	24,442	26,671	26,671
Accrued expenses	2,304	2,896	2,209	2,909	2,721	3,543
Total current liabilities	16,912	17,504	17,722	18,422	22,563	23,385
Total liabilities	22,380	22,972	23,146	23,846	27,668	28,490
Accumulated deficit	(134,894)	(135,131)	(137,695)	(138,395)	(140,456)	(141,278)
Total stockholders' (deficit) equity	3,819	3,582	1,296	596	(997)	(1,819)
Total liabilities and stockholders' (deficit) equity	26,199	26,554	24,442	24,442	26,671	26,671

Consolidated Statements of Operations:
Revenue	$8,857	$8,829	$10,336	$9,873	$12,058	$11,936
Gross profit	3,781	3,753	4,840	4,377	6,319	6,197
Loss from continuing operations before income taxes	(4,057)	(4,085)	(2,765)	(3,228)	(2,914)	(3,036)

Loss from continuing operations	(4,080)	(4,108)	(2,765)	(3,228)	(2,914)	(3,036)
Net income (loss)	1,317	1,289	(2,801)	(3,264)	(2,761)	(2,883)
Basic and diluted loss from continuing operations per share	(0.06)	(0.06)	(0.04)	(0.05)	(0.04)	(0.04)

Basic and diluted net income (loss) per common share	$0.02	$0.02	$(0.04)	$(0.05)	$(0.04)	$(0.04)

CLARIENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Immaterial Correction of an Error in Prior Periods (Continued)

	Quarter Ended		Quarter Ended		Year Ended
	June 30, 2006		September 30, 2006		December 31, 2006
	Previously Reported	As Adjusted	Previously Reported	As Adjusted	Previously Reported	As Adjusted
Consolidated Balance Sheets(1):
Accounts receivable	$6,993	$7,058	$8,517	$8,740	$8,851	$9,165
Total current assets	12,395	12,460	13,324	13,547	11,779	12,093
Total assets	24,970	25,035	28,878	29,101	27,030	27,344
Accrued expenses	1,549	1,657	1,418	1,790	2,303	2,826
Total current liabilities	13,367	13,475	17,961	18,333	13,723	14,246
Total liabilities	20,430	20,538	24,957	25,329	25,870	26,393
Accumulated deficit	(128,878)	(128,921)	(132,828)	(132,977)	(136,211)	(136,420)
Total stockholders' equity	4,540	4,497	3,921	3,772	1,160	951
Total liabilities and stockholders' equity	24,970	25,035	28,878	29,101	27,030	27,344

	Quarter Ended		Quarter Ended		Year Ended
	June 30, 2006		September 30, 2006		December 31, 2006
	Previously Reported	As Adjusted	Previously Reported	As Adjusted	Previously Reported	As Adjusted
Consolidated Statements of Operations(1):
Revenue	$6,366	$6,323	$7,936	$7,830	$27,932	$27,723
Gross profit	2,932	2,889	3,538	3,432	12,367	12,157
Loss from continuing operations, before income taxes	(3,260)	(3,303)	(3,109)	(3,215)	(13,328)	(13,537)
Loss from continuing operations	(3,260)	(3,303)	(3,112)	(3,218)	(13,352)	(13,561)

Net Loss	(4,175)	(4,218)	(3,950)	(4,056)	(15,926)	(16,135)
Basic and diluted loss from continuing operations per share	(0.05)	(0.05)	(0.05)	(0.05)	(0.20)	(0.20)

Basic and diluted net loss per common share	$(0.06)	$(0.06)	$(0.06)	$(0.06)	$(0.23)	$(0.24)

	Year Ended
	December 31, 2006
	Previously Reported	As Adjusted
Consolidated Statements of Stockholders' (Deficit) Equity (1):
Net loss	$(15,926)	$(16,135)
Comprehensive loss	(15,898)	(16,107)
Accumulated deficit	(136,211)	(136,420)
Total stockholders' equity	1,160	951
Consolidated Statements of Cash Flows (1):
Net loss	(15,926)	(16,135)
Changes in accounts receivable	(4,603)	(4,917)
Changes in accrued expenses	584	1,107
Net cash used in operating activities	$(11,910)	$(11,910)

Note (1) — Historical results reflect the presentation of discontinued operations related to the sale of the Technology business in March 2007, see Note 3.

CLARIENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Quarterly Financial Results (unaudited)

        The following table has been adjusted for the effects of discontinued operations and errors identified and discussed in Note 11 to the Consolidated Financials Statements.

Quarterly Results of Operations (unaudited)
(in thousands except for per share information)

	Total Revenue	Gross Profit	Loss From Continuing Operations, Net of Tax	Income (Loss) From Discontinued Operations	Net Income (Loss)	Net Income (Loss) Per Share
Quarter Ended:
December 31, 2007	$12,357	$6,364	$(3,797)	$(102)	$(3,899)	$(0.05)
September 30, 2007	11,936	6,197	(3,036)	153	(2,883)	(0.04)
June 30, 2007	9,873	4,377	(3,228)	(36)	(3,264)	(0.05)
March 31, 2007	8,829	3,753	(4,108)	5,397	1,289	0.02
December 31, 2006	$8,055	$3,586	$(3,200)	$(243)	$(3,443)	$(0.05)
September 30, 2006	7,830	3,432	(3,218)	(838)	(4,056)	(0.06)
June 30, 2006	6,323	2,889	(3,303)	(915)	(4,218)	(0.06)
March 31, 2006	5,515	2,250	(3,840)	(578)	(4,418)	(0.07)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None

Item 9A.    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 ("the Exchange Act"), that are designed to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, because of material weaknesses in internal control over financial reporting discussed in Management's Report on Internal Control Over Financial Reporting below, our disclosure controls and procedures were not effective as of December 31, 2007. In light of these material weaknesses, we performed additional post-closing procedures and analyses in order to prepare the Consolidated Financial Statements included in this report. As a result of these procedures we believe our Consolidated Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

(b) Management's Report on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim Consolidated Financial Statements will not be prevented or detected on a timely basis.

        Management evaluated our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria established in Internal Control-Integrated

Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2007, our internal control over financial reporting was not effective due to the existence of the following material weaknesses.

        The accounting and finance organization of the Company lacks policies and procedures that are effective at ensuring that financial reporting risks, including changes therein, within its accounting processes, are identified timely and corresponding control activities implemented. This material weakness contributed to the material weaknesses described below.

        The Company did not design and maintain controls that were effective at ensuring that the appropriate accounting treatment was applied to information provided by a third party service provider utilized in the billing function. This material weakness resulted in an overstatement of revenue and an understatement of current liabilities for refunds to customers. This misstatement was corrected prior to the issuance of our 2007 Consolidated Financial Statements.

        The Company did not design and maintain controls adequate to ensure that changes in historical collection experience result in modifications to the process for determining the estimate of the allowance for doubtful accounts. This material weakness resulted in a misstatement of the allowance for doubtful accounts. This misstatement was corrected prior to the issuance of our 2007 Consolidated Financial Statements.

        This annual report does not include an attestation report of our independent auditors, KPMG LLP, regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent auditors pursuant to the temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

(c) Change in Internal Control over Financial Reporting

        No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d) Remediation of Material Weaknesses

        We have commenced efforts to address the material weaknesses in internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures. Our plans include the following actions:

  •
  The Company intends to begin billing its customers directly rather than through a third party service provider. The Company is in the process of implementing and testing a new in-house billing system and it expects that the transition from the third party service provider to its new in-house billing system will be complete in 2008. Prior to the completion of the transition of the billing function from the third party service provider, we will implement additional review procedures with respect to the review and interpretation of information provided by the third party service provider.

  •
  We developed an enhanced model that utilizes historical collection results as the primary basis for assumptions used to calculate an appropriate allowance for doubtful accounts at period end.

  •
  We will enhance training and oversight of accounting personnel responsible for revenue recognition, accounts receivable and the allowance for doubtful accounts to ensure these resources are properly trained and capable of performing the required responsibilities in these areas of financial reporting.

  •
  Our internal auditors will perform quarterly procedures to substantively audit the areas of specified high risk.

        Although the remediation efforts are underway, material weaknesses will not be considered remediated until new controls over financial reporting are fully implemented and operational for a period of time and are operating effectively.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Directors

        The Company incorporated by reference the information contained under the captions "ELECTION OF DIRECTORS," "ELECTION OF DIRECTORS—ADDITIONAL INFORMATION" and "BOARD COMMITEES" in our definitive Proxy Statement for our 2008 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Executive Officers

        The information with respect to executive officers required by this Item is set forth in Part I, Item 4A of this report.

Section 16(a)Beneficial Ownership Reporting Compliance

        The Company incorporated by reference the information contained under the caption "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in our definitive Proxy Statement for our 2008 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Code of Ethics

        The Company incorporated by reference the information contained under the caption "Corporate Governance Guidelines and Code of Ethics" in our definitive Proxy Statement for our 2008 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 11.    Executive Compensation

        The Company incorporated by reference the information contained under the captions "COMPENSATION DISCUSSION AND ANALYSIS," "COMPENSATION COMMITTEE REPORT," "EXECUTIVE COMPENSATION" and "Compensation Committee Interlocks and Insider Participation" in our definitive Proxy Statement for our 2008 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The Company incorporated by reference the information contained under the caption "SECURITY OWNERSHIP OF DIRECTORS AND OFFICERS AND BENEFICIAL OWNERS OF MORE THAN 5% OF THE COMPANY'S ISSUED AND OUTSTANDING COMMON STOCK" in our definitive Proxy Statement for our 2008 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

        The following table shows aggregated information as of December 31, 2007 with respect to all of our compensation plans, agreements and arrangements under which our equity securities were authorized for issuance. More detailed information with respect to our compensation plans is included in Note 7 of the Notes to Consolidated Financial Statements.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders:	3,539,688	$1.53	4,034,250
Equity compensation not approved by security holders(1):	1,625,000	1.26	—

Total:	5,164,688	$1.44	4,034,250

(1)
Represents inducement stock option grants to certain officers that were made upon commencement of employment by such officers with the Company that were outstanding as of December 31, 2007.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The Company incorporated by reference the information contained under the caption "TRANSACTIONS WITH RELATED PERSONS", "ELECTION OF DIRECTORS-ADDITIONAL INFORMATION" and "BOARD COMMITTEES" in our definitive Proxy Statement for our 2008 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 14.    Principal Accountant Fees and Services

        The Company incorporated by reference the information contained under the caption "INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM—Audit Fees" in our definitive Proxy Statement for our 2008 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
Financial Statements and Schedules

        The following financial statements and schedules listed below are included in this Form 10-K:

Financial Statements (See Item 8)
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2007 and 2006
Consolidated Statements of Operations for the fiscal years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Stockholders' (Deficit) Equity and Comprehensive Loss for the fiscal years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements
Financial Statement Schedule:
Schedule II—Valuation and Qualifying Accounts for the fiscal years ended December 31, 2007, 2006 and 2005
All other schedules are omitted, as required information is inapplicable or the information is presented in the consolidated financial statements or related notes
(b)
Exhibits

        The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Report. For exhibits that previously have been filed, the Registrant incorporates those exhibits herein by reference. The exhibit table below includes the Form Type and Filing Date of the previous filing and the original exhibit number in the previous filing which is being incorporated by reference herein. Documents which are incorporated by reference to filings by parties other than the Registrant are identified in footnotes to this table.

		Incorporated Filing Reference
Exhibit Number	Description	Form Type & Filing Date	Original Exhibit Number
2.1	Asset Purchase Agreement, dated March 8, 2007, by and between Clarient, Inc., Carl Zeiss Mercury, Inc., and Carl Zeiss MicroImaging, Inc.	Form 10-Q 5/09/07	2.1
3.1.1	Certificate of Incorporation of the Company (as amended)	Form S-1 4/30/97	3.1
3.1.2	Certificate of Designations of Series C Preferred Stock	Form 8-K 3/12/99	4.3
3.1.3	Certificate of Designations of the Powers and Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series D 5% Cumulative Convertible Preferred Stock	Form 8-K 7/12/01	4.2

3.1.4	Amendment to Certificate of Incorporation	Form 10-Q 11/9/04	3.5
3.1.6	Certificate of Ownership and Merger dated March 15, 2005	Form 8-K 3/17/05	2.1
3.2	By-laws of Clarient Inc. (as amended through October 15, 2007)	Form 10-Q 11/05/07	3.1
4.1	Amended and Restated Rights Agreement between the Company and Mellon Investor Services LLC	Form 10-K 3/15/05	3.6
10.1	Master Security Agreement, dated July 15, 2003, between the Company and General Electric Capital Corporation	Form 10-Q 11/14/03	10.1
10.2	Amendment to Master Security Agreement, dated July 31, 2003, between the Company and General Electric Capital Corporation	Form 10-Q 11/14/03	10.2
10.3	Loan Agreement, dated February 13, 2003, by and between the Company and Comerica Bank-California, Inc.	Form 10-K 3/31/03	10.10
10.4	First Amendment to Loan and Security Agreement, dated October 21, 2003, by and between the Company and Comerica Bank	Form 10-Q 11/14/03	10.4
10.5	Second Amendment to Loan and Security Agreement. dated January 22, 2004. by and between the Company and Comerica Bank	Form 10-K 3/15/05	10.6
10.6	Third Amendment to Loan and Security Agreement, dated January 31, 2005, by and between the Company and Comerica Bank	Form 8-K 2/3/05	99.1
10.7	Fourth Amendment to Loan and Security Agreement, dated March 11, 2005, between the Company and Comerica Bank	Form 10-K 3/15/05	10.8
10.8	Amended and Restated Unconditional Guaranty, dated March 11, 2005, to Comerica provided by Safeguard Delaware, Inc. and Safeguard Scientifics, Inc. (Delaware)	Form 10-K 3/15/05	10.9
10.9	Reimbursement and Indemnity Agreement, dated March 11, 2005, by and between the Company, Safeguard Delaware, Inc. and Safeguard Scientifics, Inc. (Delaware)	Form 10-K 3/15/05	10.10
10.10	Waiver and Fifth Amendment to Loan Agreement, dated August 1, 2005, by and between Comerica Bank and Clarient, Inc.	Form 8-K 8/4/05	99.1
10.11	Second Amended and Restated Unconditional Guaranty, dated August 1, 2005, to Comerica Bank provided by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 8-K 8/4/05	99.2
10.12	Reimbursement and Indemnity Agreement, dated August 1, 2005, by Clarient, Inc. in favor of Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 8-K 8/4/05	99.3
10.13	Sixth Amendment to Loan and Security Agreement, dated February 28, 2006, by and between the Company and Comerica Bank	Form 10-K 3/13/06	10.11

10.14	Loan and Security Agreement, dated September 29, 2006, between the Company, Clarient Diagnostic Services, Inc., CLRT Acquisition, LLC and General Electric Capital Corporation	Form 8-K 10/5/06	99.2
10.15	Seventh Amendment to Loan and Security Agreement, dated January 17, 2007, by and between Clarient, Inc. and Comerica Bank	Form 10-Q 5/09/07	10.1
10.16	Third Amended and Restated Unconditional Guaranty, dated January 17, 2007, to Comerica Bank provided by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 10-Q 5/09/07	10.2
10.17	Amended and Restated Reimbursement and Indemnity Agreement, dated January 17, 2007, by Clarient, Inc. in favor of Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 10-Q 5/09/07	10.3
10.18	Consent and First Amendment to Loan and Security Agreement, dated January 17, 2007, by and between Clarient, Inc., Clarient Diagnostic Services, Inc., CLRT Acquisition, LLC and General Electric Capital Corporation	Form 10-Q 5/09/07	10.6
10.19	Common Stock Purchase Warrant, dated January 17, 2007, for 100,000 shares issued to Safeguard Delaware, Inc.	Form 10-Q 5/09/07	10.7
10.20	Common Stock Purchase Warrant, dated January 17, 2007, for 250,000 shares issued to Safeguard Delaware, Inc. (superseded by Common Stock Purchase Warrant, dated April 18, 2007, for 166,667 shares in Exhibit 10.32)	Form 10-Q 5/09/07	10.8
10.21	Eighth Amendment to Loan and Security Agreement, dated February 28, 2007, by and between the Company and Comerica Bank	Form 10-Q 5/09/07	10.4
10.22	Amendment and Affirmation of Guaranty, dated February 28, 2007, to Comerica Bank provided by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 10-Q 5/09/07	10.5
10.23	Consent and Second Amendment to Loan and Security Agreement, dated March 6, 2007, by and between Clarient, Inc., Clarient Diagnostic Services, Inc., CLRT Acquisition, LLC and General Electric Capital Corporation	Form 10-Q 5/09/07	10.13
10.24	Senior Subordinated Revolving Credit Agreement, dated March 7, 2007, by and between Clarient, Inc. and Safeguard Delaware, Inc.	Form 10-Q 5/09/07	10.9
10.25	Common Stock Purchase Warrant, dated March 7, 2007, for 125,000 shares issued to Safeguard Delaware, Inc.	Form 10-Q 5/09/07	10.10
10.26	Common Stock Purchase Warrant, dated March 7, 2007, for 62,500 shares issued to Safeguard Delaware, Inc.	Form 10-Q 5/09/07	10.11

10.27	Form of Common Stock Purchase Warrant to be issued to Safeguard Delaware, Inc. (for that number of shares to be determined in connection with usage by the Company under the Senior Subordinated Revolving Credit Agreement by and between Clarient, Inc. and Safeguard Delaware, Inc.)	Form 10-Q 5/09/07	10.12
10.28†	First Amendment to Amended and Restated Reimbursement and Indemnity Agreement, dated March 6, 2007, by Clarient, Inc. in favor of Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	—	—
10.29	Third Amendment to Loan and Security Agreement, dated March 14, 2007, by and between the Company, Clarient Diagnostic Services, Inc., CLRT Acquisition, LLC and General Electric Capital Corporation	Form 10-Q 5/09/07	10.14
10.30	Ninth Amendment to Loan and Security Agreement, dated March 15, 2007, by and between Clarient, Inc. and Comerica Bank	Form 10-Q 5/09/07	10.16
10.31	Affirmation of Guaranty, dated March 15, 2007, to Comerica Bank provided by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 10-Q 5/09/07	10.17
10.32	Common Stock Purchase Warrant, dated April 18, 2007, for 166,667 shares issued to Safeguard Delaware, Inc.	Form 10-Q 5/09/07	10.15
10.33	Fourth Amendment and Waiver to Loan and Security Agreement dated October 20, 2007, by and among Clarient, Inc., Clarient Diagnostic Services, Inc. and General Electric Capital Corporation	Form 8-K 11/05/07	99.1
10.34	Tenth Amendment and Waiver to Loan Agreement, dated November 1, 2007 by and between Comerica Bank and Clarient, Inc.	Form 8-K 11/05/2007	99.2
10.35†	Amended and Restated Loan Agreement dated February 28, 2008, by and between Clarient, Inc. and Comerica Bank	—	—
10.36†	Affirmation of Guaranty, dated February 28, 2008, to Comerica Bank provided by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	—	—
10.37	Amended and Restated Senior Subordinated Revolving Credit Agreement, dated March 14, 2008, by and between Clarient, Inc. and Safeguard Delaware, Inc.	Form 8-K 3/17/2008	10.1
10.38	Form of Common Stock Purchase Warrant to be issued pursuant to the Amended and Restated Senior Subordinated Credit Agreement, dated March 14, 2008	Form 8-K 3/17/2008	10.3
10.39	Securities Purchase Agreement, dated June 13, 2002, by and between the Company, Safeguard Delaware, Inc. and Safeguard Scientifics, Inc.	Form 8-K 6/17/02	99.1

10.40	Registration Rights Agreement, dated June 13, 2002, by and between the Company and Safeguard Delaware, Inc.	Form 8-K 6/17/02	99.3
10.41	Form of Warrant to Purchase Shares of Common Stock	Form 8-K 6/17/02	4.2
10.42	Form of Amended and Restated Stock Purchase Warrant dated June 13, 2002	Form 8-K 6/17/02	4.1
10.43	Securities Purchase Agreement, dated February 26, 2003, by and between the Company and Safeguard Delaware, Inc.	Form 8-K 2/28/03	99.1
10.44	Registration Rights Agreement, dated February 26, 2003, by and between the Company and Safeguard Delaware, Inc.	Form 8-K 2/28/03	99.2
10.45	Securities Purchase Agreement, dated February 10, 2004, by and between the Company and Safeguard Delaware, Inc.	Form 8-K 2/12/04	99.2
10.46	Registration Rights Agreement, dated February 10, 2004, by and between the Company and Safeguard Delaware, Inc.	Form 8-K 2/12/04	99.4
10.47	Securities Purchase Agreement, dated March 25, 2004, by and among the Company and the purchasers' signatories thereto	Form 8-K 4/1/04	99.1
10.48	Registration Rights Agreement, dated March 25, 2004, by and among the Company and the investors' signatories thereto	Form 8-K 4/1/04	99.2
10.49	Amended and Restated Common Stock Purchase Warrant, dated March 25, 2004, issued to Safeguard Delaware, Inc.	Form 10-Q 5/10/04	10.3
10.50	Form of Warrant issued March 31, 2004 by the Company	Form 8-K 4/1/04	99.3
10.51	Warrant to Purchase 50,000 Shares of Common Stock, dated August 1, 2005, issued to Safeguard Scientifics (Delaware), Inc.	Form 8-K 8/4/05	99.4
10.52	Securities Purchase Agreement, dated November 8, 2005, by and among the Company and the investors named therein	Form 8-K 11/9/05	99.1
10.53	Registration Rights Agreement, dated November 8, 2005, by and among the Company and the investors named therein	Form 8-K 11/9/05	99.2
10.54	Form of Common Stock Purchase Warrant, dated November 8, 2005, issued pursuant to Securities Purchase Agreement	Form 8-K 11/9/05	99.3
10.55	Securities Purchase Agreement, dated September 22, 2006, by and between the Company and Safeguard Delaware, Inc.	Form 8-K 9/25/06	10.1
10.56	Form of Common Stock Warrant, dated September 22, 2006, to be issued pursuant to the Securities Purchase Agreement	Form 8-K 9/25/06	10.2
10.57	Registration Rights Agreement, dated March 14, 2008, by and among Clarient, Inc., Safeguard Delaware, Inc., Safeguard Scientifics, Inc., and Safeguard Scientifics (Delaware), Inc.	Form 8-K 3/17/2008	10.2

10.58*	Employment Agreement dated as of January 10, 2001 between the Company and Jose de la Torre-Bueno	Form 10-K 4/2/01	10.4
10.59*	Employment Agreement dated as of March 19, 2003 between the Company and Karen K. Garza	Form 10-K 3/15/05	10.30
10.60*	Employment Agreement dated as of June 18, 2004 between the Company and Ronald A. Andrews	Form 10-Q 8/9/04	10.8
10.61*	Employment Agreement dated as of August 2, 2004 between the Company and Dr. Kenneth J. Bloom	Form 10-Q 11/9/04	10.11
10.62*	Employment Letter dated as of February 28, 2005 between the Company and David J. Daly	Form 10-K 3/15/05	10.32
10.63*	Employment Agreement between Clarient and James V. Agnello dated May 31, 2006	Form 8-K 6/1/06	99.2
10.64*†	Separation Agreement, dated as of May 25, 2007, by and between Clarient, Inc. and Heather Creran	—	—
10.65*	Separation Agreement, dated as of October 1, 2007, by and between Clarient, Inc. and Karen Garza	Form 8-K 10/05/07	99.2
10.66*	Separation Agreement, dated as of October 1, 2007, by and between Clarient, Inc. and Jose de la Torre-Bueno	Form 8-K 10/05/07	99.3
10.67*	Services Agreement, dated as of October 1, 2007, by and among Clarient, Inc., Safeguard Scientifics, Inc. and Michael Pellini	Form 8-K 10/05/07	99.4
10.68	Consulting Agreement dated as of April 8, 2005 between the Company and Dr. Richard J. Cote	Form 8-K 4/15/05	10.1
10.69*	Compensation Summary—Non-employee Directors	Form 10-K 3/27/07	10.20
10.70*	1996 Equity Compensation Plan, as amended	Form 10-Q 11/9/04	10.12
10.71*	Form of Option Award Certificate	Form 8-K 12/1/04	10.1
10.72*	Form of Stock Option Grant Certificate to be used in connection with 2006 option grants to certain management level employees	Form 8-K 3/2/06	99.2
10.73*	2007 Incentive Award Plan	Form 8-K 6/29/2007	99.1
10.74*	Form of Stock Option Agreement (in connection with 2007 Incentive Award Plan)	Form 8-K 7/16/07	99.1
10.75*	Form of Restricted Stock Award (in connection with 2007 Incentive Award Plan)	Form 8-K 11/20/07	99.1
10.76	Facility Lease between the Company and 31 Columbia, Inc. dated July 20, 2005	Form 10-Q 8/8/05	10.2

10.77	Assignment Agreement and Bill of Sale between the Company and Med One Capital, inc. dated March 1, 2006	Form 10-K 3/13/06	10.45
10.78	Assignment Agreement and Bill of Sale between the Company and Med One Capital, inc. dated August 31, 2006	Form 8-K 9/1/06	99.1
10.79	Asset Purchase Agreement, dated June 19, 2006, by and among Clarient, Inc., CLRT Acquisition, LLC, Trestle Holdings Inc. and Trestle Acquisition Corp.	Form 8-K 6/20/06	10.1
10.80	Second Loan Agreement, dated June 19, 2006 by and among Clarient, Inc. Trestle Holdings Inc. and Trestle Acquisition Corp.	Form 8-K 6/20/06	10.2
10.81	Commitment Letter from Safeguard Scientifics, Inc. dated as of June 19, 2006	Form 8-K 6/20/06	10.3
10.82†	Second Amendment to Amended and Restated Loan Agreement by and between Comerica Bank and Clarient, Inc., dated as of March 21, 2008.	—	—
21†	Subsidiaries of the Registrant	—	—
23†	Consent of Independent Registered Public Accounting Firm—KPMG LLP	—	—
31.1†	Certification of Ronald A. Andrews pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934	—	—
31.2†	Certification of James V. Agnello pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934	—	—
32.1†	Certification of Ronald A. Andrews pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—
32.2†	Certification of James V. Agnello pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—

†
Filed herewith

*
These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or executive officers of the Registrant may participate.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized on April 1, 2008.

CLARIENT, INC.
By:	/s/ RONALD A. ANDREWS Ronald A. Andrews President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on April 1, 2008.

Signatures	Title(s)

/s/ RONALD A. ANDREWS Ronald A. Andrews	President and Chief Executive Officer (Principal Executive Officer)
/s/ JAMES V. AGNELLO James V. Agnello	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ JAMES A. DATIN James A. Datin	Chairman of the Board of Directors
/s/ PETER J. BONI Peter J. Boni	Director
/s/ MICHAEL J. PELLINI, M.D. Michael J. Pellini, M.D	Director
/s/ FRANK P. SLATTERY, JR. Frank P. Slattery, Jr.	Director
/s/ DENNIS M. SMITH, M.D. Dennis M. Smith, M.D.	Director
/s/ GREGORY WALLER Gregory Waller	Director
/s/ JON R. WAMPLER Jon R. Wampler	Director

CLARIENT, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Classification	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Amounts Charged Against Reserve	Balance at End of Period
Year ended December 31, 2005	$275	$1,217	$545	$947

Year ended December 31, 2006	$947	$549	$456	$1,040

Year ended December 31, 2007	$1,040	$3,558	$1,228	$3,370

See accompanying notes to consolidated financial statements.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 4A. Executive Officers of the Registrant
PART II
  Item 5. Market For Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN* Among Clarient Inc, The NASDAQ Composite Index And Two Peer Groups
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
CLARIENT, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
CLARIENT, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)
CLARIENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share amounts)
CLARIENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY AND COMPREHENSIVE LOSS (in thousands)
CLARIENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
Quarterly Results of Operations (unaudited) (in thousands except for per share information)
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
CLARIENT, INC. AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (in thousands)