Form 10-K/A
period 2007-12-31
CLARIENT, INC
filed 2008-04-29
CIK 1038223

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 ?of the Exchange Act). Yes ☐    No ☒

          As of June 30, 2007, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $58,762,528 based on the closing price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

          The number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date,

Class	Outstanding at April 25, 2008
Common Stock, $.01 par value per share	72,467,649 shares

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

EXPLANATORY NOTE

PART III

Explanatory Note

        Clarient, Inc. ("Clarient," or the "Company") is filing this Amendment No. 1 on Form 10-K/A to amend its Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission (the "SEC") on April 1, 2008 (the "Original 10-K"). The Company is hereby amending the Form 10-K to include Part III of the Original 10-K in its entirety (which includes an updated list of the Company's executive officers that was initially included in Part I, Item 4A of the Original 10-K). In addition, on the cover page, (i) the reference in the Original 10-K to the incorporation by reference of the Company's proxy statement for its 2008 annual stockholders' meeting has been deleted and (ii) the information with respect to the number of outstanding shares of the Company's common stock has been updated.

        Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), provides that any amendment to a report required to be accompanied by the certifications specified in Rule 13a-14 or 15d-14 must be accompanied by new certifications of the principal executive officer and principal financial officer. These certifications are therefore also included as Exhibits 31.1, 31.2 , 32.1 and 32.2. Item 15(b) of Part IV of the Form 10-K is also restated to reflect that these certifications are being included as exhibits to this Form 10-K/A.

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

Age 48

        Mr. Andrews has been Clarient's Chief Executive Officer since July 2004 and Vice Chairman since April 2008. He also served as Clarient's President from July 2004 through April 2008. Mr. Andrews was Senior Vice President of Global Marketing and Commercial Business Development at Pleasanton, California-based Roche Molecular Diagnostics from 2002 to 2004. In that role, he developed and led the strategic execution for all diagnostic commercial operations. This included the oversight of five Business Sector Vice Presidents responsible for all aspects of global marketing and business development in the areas of blood screening, virology, women's health, microbiology and automation/emerging diagnostics. Mr. Andrews was also responsible for executive direction of all marketing functions, directed the development of the 10-year Strategic Plan for the organization and completed the reorganization of commercial operations during that period. From 2000 to 2002, Mr. Andrews held two senior executive positions with Indianapolis-based Roche Diagnostics Corporation. As Vice President, U.S. Commercial Operations, Molecular Diagnostics, he directed sales, marketing, technical field support and product development activities and was responsible for United States commercial strategy development for the clinical laboratory market. Prior to that, as Vice President, Marketing, U.S. Commercial Operations, he was responsible for planning and directing all aspects of the Roche U.S. Laboratory Systems Commercial Operations Marketing which included the clinical chemistry, immunochemistry, hematology, near patient testing and molecular markets. From 1995 to 2000, Mr. Andrews was Vice President of Atlanta-based Immucor, Inc. where he helped lead the transition of that company from a reagent manufacturer to an instrument systems company. Prior to Immucor, he spent almost 10 years in management positions of increasing responsibility at Chicago-based Abbott Diagnostics, culminating in the position of Senior Marketing Manager, Business Unit Operations. Mr. Andrews earned a Bachelor's degree in Biology and Chemistry from Spartanburg, South Carolina-based Wofford College in 1981 and participated extensively in the executive development programs at both Roche and Abbott Labs.

PETER J. BONI	Director since 2005

Age 62

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

Age 45

        Mr. Datin joined Safeguard as Executive Vice President and Managing Director, Life Sciences Group in September 2005. Mr. Datin served as Chief Executive Officer of Touchpoint Solutions, Inc., a provider of software that enables customers to develop and deploy applications, content and media on multi-user interactive devices, from December 2004 to June 2005; Group President in 2004 and Group President, International, from 2001 to 2003, of Dendrite International, Inc., a provider of sales, marketing, clinical and compliance solutions and services to global pharmaceutical and other life sciences companies; Group Director, Corporate Business Strategy and Planning at GlaxoSmithKline from 1999 to 2001, where he also was a member of the company's Predictive Medicine Board of Directors that evaluated acquisitions and alliances; and Chief Executive Officer of Isuta Holdings Berhad, a publicly traded distributor and manufacturer of medical and clean room products, from 1997 to 1999. His prior experience also includes international assignments with and identifying strategic growth opportunities for E Merck and Baxter. Mr. Datin is a director and Chairman of the Board of Clarient.

MICHAEL J. PELLINI, M.D.	Director since 2007

Age 42

        Dr. Pellini has been Chief Operating Officer of Clarient since September 2007 and President of Clarient since April 2008. Dr. Pellini was previously a senior member of Safeguard Scientifics, Inc.'s Life Sciences Group from February 2007 until April 2008. Prior to joining Safeguard, Dr. Pellini was Chief Operating Officer for Lakewood Pathology Associates, Inc., a national anatomical pathology company that provides comprehensive molecular and pathology services tailored toward the outpatient needs of surgical sub-specialists (April 2005 to December 2006). Prior to that, Dr. Pellini was an Entrepreneur in Residence at BioAdvance, the Biotechnology Greenhouse of Southeastern Pennsylvania, where he was responsible for reviewing and evaluating seed stage investment proposals (September 2004 to April 2005). From June 1999 to February 2004, Dr. Pellini served as President and Chief Executive Officer of Genomics Collaborative, Inc., a Boston-based biotech firm that was acquired by SeraCare Life Sciences, Inc. in 2004. Dr. Pellini is a native of the greater Philadelphia region. He trained as a primary care physician in the Thomas Jefferson University Health System. Before attending medical school, he worked in the investment banking industry in both Philadelphia and Sydney, Australia. Dr. Pellini earned a Medical Degree from Jefferson Medical College of Thomas Jefferson University in Philadelphia, a Masters in Business Administration Degree from Drexel University in Philadelphia and a Bachelor's Degree in Economics from Boston College in Massachusetts.

FRANK P. SLATTERY, JR.	Director since 2003

Age 70

        Mr. Slattery has served as President of Quintus Corporation, an originator of new companies utilizing science from several universities, since June 1994. Prior to March 1994, Mr. Slattery served as a Director, President and Chief Executive Officer of LFC Financial Corporation, a diversified financial corporation. Mr. Slattery is a trustee and a member of the Executive Committee and Finance Committee of the Jefferson Health System, Inc. and Chairman of the Board of Main Line Health. He also serves as a trustee and Chairman of the Board of Riddle Health System. He is Chairman of the Board and a member of the Governance Committee of PolyMedix, Inc. (OTC: PYMX). In addition, Mr. Slattery is a director of numerous private companies, primarily engaged in technology ventures.

Mr. Slattery received an A.B. degree from Princeton University and a J.D. degree from the University of Pennsylvania Law School.

DENNIS M. SMITH, JR., M.D.	Director since 2006

Age 56

        Dr. Smith provides consulting and management services to the healthcare industry and to venture capital firms. Dr. Smith has over 25 years of experience in healthcare management, outreach laboratory, pathology, laboratory medicine, and blood banking. He is a board-certified clinical and anatomic pathologist and transfusion medicine specialist. From 1997-2005, Dr. Smith served on the executive management team and Board of Directors of AmeriPath, Inc., a provider of diagnostic laboratory services. While at AmeriPath Dr. Smith served as Senior Vice President and Medical Director from 1997-2001, Chief Medical Officer from 2001-2003 and Executive Director of AmeriPath's Center for Advanced Diagnostics from 2003-2005. In addition, Dr. Smith served on AmeriPath Inc.'s Board of Directors from 2001-2003 and as the Executive Vice President of Genomic Strategies with AmeriPath from 2001-2005.

GREGORY D. WALLER	Director since 2006

Age 58

        Mr. Waller's career spans more than 30 years of experience in the healthcare industry and encompasses a variety of financial and operational functions both in the U.S. and abroad. He was with Sybron Dental, a manufacturer of high technology dental, dental implant, and infection prevention products, for more than 24 years in a variety of capacities, including more than a decade as Chief Financial Officer. Prior to being named CFO, he was Vice President of European operations for Kerr Corporation and Vice President and Controller of Ormco, each of which is a subsidiary of Sybron Dental. Mr. Waller currently serves as a member on the Board of Directors as well as the chairman of the audit committee for Endologix, Inc. (NASDAQ: ELGX), a developer and manufacturer of minimally invasive treatments for vascular diseases, and SenoRx, Inc. (NASDAQ: SENO), a developer and manufacturer of minimally invasive medical devices used by breast care specialists for the diagnosis and treatment of breast cancer. Mr. Waller also serves as a member on the Board of Directors and as the chairman of the audit committee for Alsius Corporation (NASDAQ: ALUS), a developer of advanced intravascular temperature management therapies for critically ill patients in the intensive care, emergency department, or surgical setting; VivoMetrics, Inc., a privately-held provider of advanced intravascular temperature management therapies for critically ill patients in the intensive care, emergency department, or surgical setting to continuously monitor vital, life-sign functions; and CardioGenesis Corporation (OTC: CGCP.PK), a global leader in products and technologies to treat severe angina pain. Mr. Waller has a BA in political science and an MBA in accounting from California State University at Fullerton.

JON R. WAMPLER	Director since 2000

Age 56

        Mr. Wampler served as President and Chief Executive Officer of PacifiCare of California and Vice President, Western Region of PacifiCare Health Systems, Inc. from 1995 until his retirement in 1997. From 1990 to 1995, Mr. Wampler was President and Chief Executive Officer of PacifiCare of Texas and Vice President, Southwest Region of PacifiCare Health Systems, Inc. PacifiCare Health Systems, Inc. is a publicly traded managed health care services company. Prior to joining PacifiCare, Mr. Wampler served as Executive Director of Humana HealthCare Plans of Colorado. Mr. Wampler obtained a Bachelor of Arts degree in History and Political Science at Indiana University. He currently is involved with a number of community service organizations and is actively involved with the University of California, Irvine as Chairman of the College of Medicine Committee Health Science Partners and School of Humanities Dean's Council. Mr. Wampler has been a guest lecturer at the University of the Pacific, University of Southern California and the University of California, Irvine and also has spoken at numerous state and national forums on healthcare as an expert in managed care.

Audit Committee

        The Audit Committee currently consists of Messrs. Waller (Chairman), Wampler and Slattery, each of whom is financially literate. The Board of Directors has determined that Messrs. Slattery, Waller, and Wampler are "independent" within the meaning of Rule 4350(d)(2) of the rules of the NASDAQ Capital Market, including with respect to the enhanced independence standards applicable to audit committees pursuant to Rule 10A-3(b)(i) under the Exchange Act. The Board has determined that Mr. Slattery and Mr. Waller are "audit committee financial experts" as defined by applicable SEC rules.

Executive Officers

Name	Age	Position	Executive Officer Since
Ronald A. Andrews	48	Chief Executive Officer	2004
James V. Agnello	54	Senior Vice President and Chief Financial Officer	2006
Michael J. Pellini, M.D.	42	President and Chief Operating Officer	2007
David J. Daly	46	Senior Vice President of Commercial Operations	2005

        Ronald A. Andrews, 48, has been Clarient's Chief Executive Officer since July 2004 and Vice Chairman since April 2008. He also served as Clarient's President from July 2004 through April 2008. Mr. Andrews was Senior Vice President of Global Marketing and Commercial Business Development at Pleasanton, California-based Roche Molecular Diagnostics from 2002 to 2004. In that role, he developed and led the strategic execution for all diagnostic commercial operations. This included the oversight of five Business Sector Vice Presidents responsible for all aspects of global marketing and business development in the areas of blood screening, virology, women's health, microbiology and automation/emerging diagnostics. Mr. Andrews was also responsible for executive direction of all marketing functions, directed the development of the 10-year Strategic Plan for the organization and completed the reorganization of commercial operations during that period. From 2000 to 2002, Mr. Andrews held two senior executive positions with Indianapolis-based Roche Diagnostics Corporation. As Vice President, U.S. Commercial Operations, Molecular Diagnostics, he directed sales, marketing, technical field support and product development activities and was responsible for United States commercial strategy development for the clinical laboratory market. Prior to that, as Vice President, Marketing, U.S. Commercial Operations, he was responsible for planning and directing all aspects of the Roche U.S. Laboratory Systems Commercial Operations Marketing which included the clinical chemistry, immunochemistry, hematology, near patient testing and molecular markets. From 1995 to 2000, Mr. Andrews was Vice President of Atlanta-based Immucor, Inc. where he helped lead the transition of that company from a reagent manufacturer to an instrument systems company. Prior to Immucor, he spent almost 10 years in management positions of increasing responsibility at Chicago-based Abbott Diagnostics, culminating in the position of Senior Marketing Manager, Business Unit Operations. Mr. Andrews earned a Bachelor's degree in Biology and Chemistry from Spartanburg,

South Carolina-based Wofford College in 1981 and participated extensively in the executive development programs at both Roche and Abbott Labs.

        James V. Agnello, 54, has been Senior Vice President and Chief Financial Officer since June 2006. Mr. Agnello has over 15 years of service in laboratory services businesses. From 2004 to June 2006, Mr. Agnello served as Controller and Chief Accounting Officer and Division Chief Financial Officer at Teleflex, Inc., a $2.5 billion global manufacturing and engineering conglomerate. From 2002 to 2003 Mr. Agnello was Senior Vice President and Chief Financial Officer for Impath, Inc., a science-based health care services company, responsible for all areas of finance and administration, including SEC reporting. From 2000 to 2002, Mr. Agnello was Vice President and Chief Financial Officer of WorldGate Communications. From 1982 to 2000 Mr. Agnello held a variety of senior financial positions at SmithKline Beecham, including ten years as the Vice President and Controller of its $1.5 billion clinical laboratory division prior to its sale to Quest Diagnostics. Mr. Agnello earned a Bachelor's degree in Business Administration from Rutgers, the State University of New Jersey, and a Master's degree in Accounting from the Wharton School of Business at the University of Pennsylvania.

        Michael J. Pellini, M.D., 42, has been Chief Operating Officer since September 2007 and President since April 2008, and is a member of Clarient's Board of Directors. Dr. Pellini was previously a senior member of Safeguard Scientifics, Inc.'s Life Sciences Group from February 2007 until April 2008. Prior to joining Safeguard, Dr. Pellini was Chief Operating Officer for Lakewood Pathology Associates, Inc., a national anatomical pathology company that provides comprehensive molecular and pathology services tailored toward the outpatient needs of surgical sub-specialists (April 2005 to December 2006). Prior to that, Dr. Pellini was an Entrepreneur in Residence at BioAdvance, the Biotechnology Greenhouse of Southeastern Pennsylvania, where he was responsible for reviewing and evaluating seed stage investment proposals (September 2004 to April 2005). From June 1999 to February 2004, Dr. Pellini served as President and Chief Executive Officer of Genomics Collaborative, Inc., a Boston-based biotech firm that was acquired by SeraCare Life Sciences, Inc. in 2004. Dr. Pellini is a native of the greater Philadelphia region. He trained as a primary care physician in the Thomas Jefferson University Health System. Before attending medical school, he worked in the investment banking industry in both Philadelphia and Sydney, Australia. Dr. Pellini earned a Medical Degree from Jefferson Medical College of Thomas Jefferson University in Philadelphia, a Masters in Business Administration Degree from Drexel University in Philadelphia and a Bachelor's Degree in Economics from Boston College in Massachusetts.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC and to submit copies to the NASDAQ Capital Market. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

        The rules of the SEC require that we disclose late filings of reports of stock ownership by our directors, executive officers and greater than 10% stockholders. Based solely on our review of such filings and written representations from these reporting persons, all requisite filings were timely made during 2007.

Code of Ethics

        Our Board has adopted a Statement on Corporate Governance and a Code of Ethics applicable to all directors, officers and employees. Both documents are available on the Company's website (www.clarientinc.com) under "Investor Relations—Corporate Governance." The Company will provide a copy of these documents to any person, without charge, upon request by writing to the Company at Clarient, Inc., Office of Investor Relations, 31 Columbia, Aliso Viejo, CA 92656. We will post on our website any amendments to or waivers of our Code of Ethics that relate to our directors or executive officers. Our website is not part of this Form 10-K/A. All references to our website address are intended to be inactive textual references only.

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

Objectives of the Program

        The Compensation Committee's primary objectives with respect to our executive compensation program include the following:

  •
  providing a competitive total compensation package to attract and retain key personnel;

  •
  closely aligning executive compensation to our financial performance and increases in shareholder value;

  •
  providing short term compensation opportunities through the Company's Management Incentive Program ("MIP"); and

  •
  providing long-term compensation opportunities, primarily through equity awards that align executive compensation improvement in shareholder value.

        The three principal elements of our executives' compensation are:

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

Elements of Executive Compensation

General

        As described above, the aggregate compensation paid to our executive officers in 2007 was comprised of three primary elements: base salary, annual incentive compensation and long-term compensation. These elements, which are described in more detail below, are designed to both attract and retain our executive officers and align their interests with those of our shareholders.

        The Compensation Committee considers all aspects of compensation for our Chief Executive Officer, Chief Financial Officer and the other individuals included in the Summary Compensation Table (referred to as the "Named Executive Officers") and our other executive officers. The Compensation Committee reviews each element of executive compensation with respect to its review of each executive's compensation package and makes its determinations based on corporate and individual performance, as well as general market conditions affecting executive compensation.

        From time to time in the course of recruiting for executive officers, the Company has engaged professional recruiting firms. The Company's management obtains information from these recruiters concerning the competitive environment for high-quality candidates and the compensation package needed to attract and retain these candidates to the Company. The Company provides the Compensation Committee the information provided by these recruiters, and the Compensation Committee takes that information into consideration when determining the appropriate elements of compensation for new and existing executive officers.

        Other important factors in determining executive compensation include the background of the individual Named Executive Officers and the other executive officers, their industry knowledge and their experiences in elements of the business that are or are expected to be strategic to the Company's success.

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

Base Salary

        For 2007, the Compensation Committee considered whether to increase the base salaries of our Named Executive Officers. In its review, the Compensation Committee considered the executive's position, experience, performance (with emphasis on 2006 performance), market information concerning compensation of comparable positions at other companies of similar size and stage of development as the Company (based on the general knowledge of the Company's management and the members of the Compensation Committee, as well as information provided by professional recruiters, as described above) and retention concerns. The factors considered by the Compensation Committee in evaluating the annual performance of the Named Executive Officers included:

  •
  financial performance, including sales, operating results, and cash flow;

  •
  leadership, strategic vision and long-term strategic planning; and

  •
  working closely with the Board of Directors.

        In its review, the Compensation Committee placed considerable weight on the fact that the Company's financial objectives for 2006, which included revenue and Adjusted EBITDA targets, had not been met. As a result, the Named Executive Officers were given no increase in base salary for fiscal 2007 and were not awarded additional equity incentive grants in 2007. The Company defines "Adjusted EBITDA" as earnings before interest, taxes, depreciation, amortization, and stock-based compensation.

"At risk" Compensation

        The Compensation Committee believes it is important for a significant portion of our Named Executive Officers' potential compensation to be tied to future short- and long-term performance of the Company so as to align compensation with increases in shareholder value. Accordingly, the target (and maximum) aggregate compensation opportunity available to our Named Executive Officers is heavily weighted towards annual incentives and long-term compensation, both of which are "at risk" if the Company does not achieve its short-term and long-term strategic objectives. This strategy allows the Company to "pay for performance," which reflects the Compensation Committee's philosophy. A discussion of each of the "at risk" compensation elements follows.

Management Incentive Program ("MIP")

        The MIP is a key component of the Compensation Committee's "pay for performance" strategy. The Compensation Committee has used the MIP to directly tie a significant portion of potential annual cash incentive awards to predetermined target levels for revenues and Adjusted EBITDA for the year. The Compensation Committee believes that achievement of these annual financial objectives, as well as other non-financial performance objectives (which we call leadership objectives) will, in the long term, lead to improved shareholder value. In the MIP, each Named Executive Officer has a specific percentage of their base salary eligible for an annual incentive payment.

        For 2007, the Compensation Committee established a bonus matrix based on corporate performance objectives that they felt would demonstrate meaningful progress towards achieving the Company's long-term strategic goals. The MIP for 2007 featured the following components and weightings for our Named Executive Officers and other officers:

  •
  70% based on achievement of the Company's financial objectives;

  •
  20% based on the achievement of non-financial corporate objectives; and

  •
  10% based on the achievement of certain human resource and leadership objectives.

        For 2007, the matrix allowed for potential payouts of between 0% and 200% of their MIP target amounts if the Company achieved or exceeded the following objectives during 2007: (i) positive Adjusted EBITDA for the fourth quarter of 2007, (ii) revenues of not less than $44 million in 2007, and (iii) break even in cash flow from operations by year-end. There was no mandatory minimum award payable under the 2007 MIP. The Compensation Committee, in its discretion, could award bonuses even if the MIP's objectives were not met.

        Under the MIP, our Chief Executive Officer's target incentive opportunity for 2007 was 75% of base salary and the other Named Executive Officer participants were at 50% or 40% as shown in the table below:

2007 Target Annual Incentive Cash Award Opportunity

Named Executive Officer	2007 Target Annual Incentive Cash Award (% of Base Salary)
Ronald A. Andrews Chief Executive Officer and Vice Chairman	75%
James V. Agnello Senior Vice President and Chief Financial Officer	50%
Michael J. Pellini, M.D. President and Chief Operating Officer(1)	50%
David J. Daly Senior Vice President of Commercial Operations	50%
Karen K. Garza Former Senior Vice President, Strategic Planning and Business Development	40%
Jose de la Torre-Bueno, Ph.D. Former Vice President and Chief Technology Officer	40%

(1)
Pursuant to a services agreement between the Company and Safeguard (which we refer to as the "Services Agreement"), the Company was obligated to reimburse Safeguard for a cash bonus award to be paid by Safeguard to Dr. Pellini in an amount determined by the Compensation Committee and evaluated on metrics similar to those used to evaluate the other Named Executive Officers (or for such lesser amount of bonus as Safeguard actually paid to Dr. Pellini). See "Employment Contracts with Named Executive Officers" and "Transactions with Related Persons."

        At the time the corporate financial objectives were established, the Compensation Committee believed that they were attainable at the established target levels, but substantial uncertainty existed as to whether the goals could be attained at the established levels. After the year ended, the Compensation Committee reviewed the Company's operating results, including the Company's revenue and Adjusted EBITDA for 2007 and concluded based on those operating results that the corporate financial objectives for 2007 had not been attained. As a result, the Compensation Committee did not authorize the payment of the 70% portion of the potential payout that was contingent on satisfaction of the corporate financial objectives.

        The corporate non-financial objectives were based on certain corporate and leadership objectives, including:

  •
  achievement of certain operational excellence metrics focusing on customer satisfaction and retention;

  •
  maintaining current compliance levels with all regulatory bodies; and

  •
  achievement of all project development milestones for new assay development.

        The human resource objectives were focused on service levels, product launch and new service offerings, while the leadership objectives focused on development of a performance culture implemented with 360 degree reviews of the Company's executive team, timely performance appraisals, and completion of individual development plans.

        The non-financial performance and leadership objectives totaled 30% of the MIP eligible payout. In reviewing the non-financial performance objectives, the Compensation Committee reviewed each executive's achievements against such executive's objectives. The Compensation Committee then determined the degree of achievement for each individual and determined that certain individuals had met or exceeded their non-financial objectives while certain others had not fully satisfied their non-financial objectives. Payouts for non-financial performance and leadership objectives were adjusted accordingly. The Company used a similar MIP in 2006 and has implemented a similar MIP for 2008, although the objectives and the payout matrix approved by the Compensation Committee vary from year to year. Individual non-financial and leadership objectives for each of our named executives for 2007 are summarized as follows:

2007 MIP Individual Non-Financial Objectives

Named Executive Officer	Individual Corporate / Business Objectives (20%)	Leadership Objectives (10%)
Ronald A. Andrews Chief Executive Officer and Vice Chairman	Customer Retention: greater than 90% New Customer Acquisition: 25 per fiscal quarter New Product/Service Development: 95% on-time/under budget	Minimize voluntary turnover: 98% retention
James V. Agnello Senior Vice President and Chief Financial Officer	On-time delivery of all SEC requirements Fulfillment of business support requirements Sarbanes-Oxley Compliance Goal: No material weaknesses	Participation in all executive leadership modules Minimize voluntary turnover: 98% retention
Michael J. Pellini, M.D. President and Chief Operating Officer	Efficiency Metric Goals Achieve COS budget / Gross Margin % Goals: 52% Gross Margin per Full-Time Equivalent: 45% improvement over 2006	Participation in all executive leadership modules Minimize voluntary turnover: 98% retention
David J. Daly Senior Vice President of Commercial Operations	Customer Retention: greater than 90% New Customer Acquisition: 25 per fiscal quarter Flow Cytometry Goals: 70 per day	Participation in all executive leadership modules Minimize voluntary turnover: 98% retention
Jose de la Torre-Bueno, Ph.D. Former Vice President and Chief Technology Officer	Completion of major IT projects on time and on budget Develop and manage intellectual property strategy Timely filing of appropriate patent filings	Participation in all executive leadership modules Minimize voluntary turnover: 98% retention
Karen K. Garza Former Senior Vice President, Strategic Planning and Business Development	Complete contract for 2 proprietary menu opportunities Ensure Company representation on industry lobby / advocacy groups Successfully complete 2008 long-range plan with executive team	Participation in all executive leadership modules Minimize voluntary turnover: 98% retention

        Of these non-financial objectives, the Compensation Committee evaluated each of the above-named executive officers on an individual basis and determined the degree to which each of them attained their non-financial objectives as follows:

Name	Annual Base Salary (A)($)	Bonus Award Target (B)	Non- Financial Objectives (C)	Non- Financial Target Award (A) x (B) x (C) = (D)($)	Percentage of Year Employed by the Company (E)	Percentage of Goals Achieved as Determined by the Compensation Committee (F)	Actual Bonus Payout =(D) × (E) x (F)($)
Ronald A. Andrews	315,000	75%	30%	70,875	100%	94%	66,445
James V. Agnello	265,000	50%	30%	39,750	100%	75%	29,813
Michael J. Pellini, M.D. (1)	250,000	50%	30%	37,500	33%	127%	15,840
David J. Daly	190,000	50%	30%	28,500	100%	138%	39,330
Karen K. Garza	175,000	40%	30%	21,000	75%	90%	14,175
Jose de la Torre-Bueno, Ph.D.	181,500	40%	30%	21,780	75%	61%	10,000

(1)
Payments detailed herein represent reimbursements to or on behalf of Safeguard in consideration of Dr. Pellini's services in accordance with the Services Agreement. See "Employment Contracts With Named Executive Officers" and "Transactions With Related Persons."

Long-Term Compensation

        Long-term compensation awards historically have been granted to our Named Executive Officers under our 1996 Equity Compensation Plan (the "1996 Plan"). The 1996 Plan expired on December 11, 2006. At the Company's annual meeting on June 27, 2007, the Company's stockholders voted to approve the Company's 2007 Incentive Award Plan (the "2007 Plan"). Under these plans, the Board and the Compensation Committee have used equity incentive awards in an effort to closely align the interests of the Company's executives with those of its shareholders.

        Equity awards (other than for the Chief Executive Officer) are typically proposed by the Company's Chief Executive Officer, including the identification of employees to receive awards and the nature and size of the awards, and reviewed by the Compensation Committee. In determining the number of options to be granted to the Named Executive Officers, the Compensation Committee employed a methodology similar to that used for awarding increases in executive base salary described above, including the Compensation Committee's subjective assessment of the Company's operating performance, long-term vision, strategy, as well as general market factors affecting the Company's ability to recruit and retain high-quality management. The Compensation Committee determined that the Company's performance for 2006 did not achieve levels that merited additional equity awards to its Named Executive Officers in 2007. In addition, the Compensation Committee recognized that each of the Named Executive Officers, other than Mr. Agnello, were granted long-term compensation equity awards in the form of incentive stock options in 2006, portions of which continued to vest in 2007. The Compensation Committee also noted that Mr. Agnello was granted options in 2006 pursuant to his employment agreement with the Company, a portion of which continued to vest in 2007. As a result, the Compensation Committee recommended that the Company not grant equity incentive awards to the Named Executive Officers during 2007.

Perquisites

        The Company provides its Named Executive Officers with certain perquisites, including automobile expense reimbursement, supplemental company-paid life insurance, housing allowances, and relocation expenses, where appropriate. The Compensation Committee believes these perquisites are reasonable and reflect the market for compensation for these positions. Details regarding these benefits are disclosed in the Summary Compensation Table elsewhere in this report.

Employment Agreements and Change-in-Control Severance Arrangements

Employment Agreements

        For a detailed discussion of the Company's employment agreements, please see the descriptions under the headings "Employment Contracts with Named Executive Officers" and "Potential Payments Upon Termination or Change in Control."

        The Company employed all of its Named Executive Officers in 2007, with the exception of Dr. Pellini, who provided his services to the Company pursuant to a Services Agreement entered into on October 1, 2007 between the Company, Dr. Pellini and Safeguard, the Company's majority stockholder (which we refer to as the "Services Agreement"). While providing these services to the Company, Dr. Pellini remained employed by Safeguard and was not an employee of the Company. In exchange for Safeguard making the services of Dr. Pellini available to the Company, the Company reimbursed Safeguard for the following expenses incurred by Safeguard during Dr. Pellini's tenure with the Company under this services agreement (with retroactive effect to September 4, 2007, which was the date Dr. Pellini began providing consulting services to the Company): (i) Dr. Pellini's base salary at an annualized rate of $250,000 (subject to increase commensurate with salary increases applicable to Clarient executives generally); (ii) the lesser of (A) the annual bonus to which Dr. Pellini would have become entitled as an employee of the Company, and (B) the annual bonus actually paid to Dr. Pellini by Safeguard (pro-rated for any partial calendar year); and (iii) certain other expenses associated with Dr. Pellini's employment by Safeguard and his provision of services to the Company in California. In considering whether to enter into the Services Agreement with Safeguard, the Compensation Committee and Audit Committee determined that the terms of the Services Agreement were fair to the Company. The Services Agreement was to continue through June 30, 2008, unless extended by mutual agreement of the parties. However, on April 24, 2008, the Company, Safeguard, and Dr. Pellini terminated such Services Agreement and Dr. Pellini entered into an employment agreement with the Company, which is described below under the caption "Employment Contracts with Named Executive Officers."

Severance Benefits

        The Company's Named Executive Officers, namely Messrs. Andrews, Agnello, Daly, and Pellini (effective, in the case of Dr. Pellini, April 24, 2008, the date Dr. Pellini entered into an employment agreement with the Company), are also entitled to severance benefits (i) in the event of a termination without cause, (ii) upon the resignation of the Named Executive Officer with good reason within 12 months after a change in control, or (iii) as a result of death or disability. Please see the definitions of these terms under "Potential Payments Upon Termination or Change in Control." These severance benefits generally include (subject to the execution of a general release and observance of certain non-solicitation covenants): (i) payment of up to twelve months' base salary (based on the base salary in effect at the time of termination), (ii) the right to exercise any options which have become exercisable on or before the termination date until the earlier of a date specified in the employment agreement or the expiration date of the option, and (iii) continued coverage under the Company's medical and health plans. In April 2008, the Company entered into an employment agreement with Dr. Pellini which contains certain severance benefits in addition to those described above.

        Prior to the termination of their employment with the Company, Ms. Garza and Dr. de la Torre-Bueno were entitled to severance terms similar to those described above. In addition, Dr. de la Torre-Bueno was entitled to the acceleration of the vesting of 50% of the stock options held by him at the time of termination. In connection with their termination of employment, effective October 1, 2007, the Company entered into a separation agreement with each of Ms. Garza and Dr. de la Torre-Bueno. In recognition for her service to the Company, in addition to the severance benefits described above, the separation agreement with Ms. Garza provides for continued vesting of outstanding options held by her for a period of six months following termination, and entitles Ms. Garza to exercise any options which have become exercisable on or before the termination date until the earlier of August 15, 2008 (which is nine months from the date of termination, as opposed to six months, which was the term in Ms. Garza's employment agreement) or the expiration date of the option. In recognition for his service to the Company, in addition to the severance benefits described above, the separation agreement with Dr. de la Torre-Bueno provides for continued vesting of outstanding options held by him for a period of six months following termination and entitles him to the exercise of any options which have become exercisable on or before the termination date until the earlier of the first anniversary of the date of termination or the expiration date of the option.

        Subsequent to her termination of employment with the Company, Ms. Garza and the Company entered into a consulting agreement pursuant to which Ms. Garza agreed to be available upon reasonable request to provide advisory services regarding laboratory, development of in-licensing diagnostic tests and strategic business development. During 2007, no such consulting services were provided. By verbal agreement with the Company, Dr. de la Torre-Bueno continues to provide certain consulting services to the Company related to patents and intellectual property.

        The Compensation Committee believes employment agreements are important to both our executives and to the Company in that the executive benefits from the clarity of the terms of his or her employment and is protected from terminations without cause, thereby enhancing the Company's ability to retain the services of qualified executives. In addition, the Compensation Committee believes that the severance provisions described above that are contained in executives' employment agreements, as well as the acceleration of vesting of stock options in the event of a change of control under the 2007 Plan if the acquirer does not assume the options (and under the 2006 Plan generally), help provide reasonable assurances that our executive officers will remain with us during an acquisition or change of control event, should one occur, and that they will assist the Board in the assessment of a possible acquisition or change-of-control event. The Compensation Committee evaluates the terms of employment agreements with executive officers from time to time and considers whether one or more terms should be altered in order to compensate executives appropriately in light of the executive's performance, market conditions, retention considerations, and the Company's business objectives.

Stock Ownership Policies

        The Compensation Committee believes stock-based compensation is an important element of compensation and, as discussed above, stock-based compensation figures significantly in our mix of compensation. However, we do not currently have stock ownership requirements for our executive officers.

Other Material Tax Implications of the Program

        Internal Revenue Code section 162(m) generally disallows a tax deduction to public corporations for compensation over $1,000,000, exclusive of "performance-based" compensation, for any fiscal year paid to a Company's Chief Executive Officer and three most highly compensated executive officers (other than the Company's Chief Financial Officer) in service as of the end of any fiscal year. In 2007, none of our Named Executive Officers received base and annual bonus compensation in excess of $1,000,000. For incentive compensation to qualify as "performance-based" compensation, the

Compensation Committee's discretion with respect to the administration of such awards is substantially limited. We believe the 2007 Incentive Award Plan permits the Compensation Committee to award compensation which satisfies the requirements for performance-based compensation under section 162(m). Though we do not expect the Compensation Committee to award compensation that would be subject to the section 162(m) limitation in the foreseeable future, the Company believes the benefit of retaining the ability to exercise discretion over annual bonuses payable under the MIP outweighs the limited risk that any of our Named Executive Officers' base and annual bonus compensation would exceed the deduction limit under this section. Therefore, the Compensation Committee does not currently intend to seek to qualify compensation payable under the MIP as "performance-based" compensation.

Compensation Committee Report

        We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 on Form 10-K/A to amend the Company's Form 10-K for the year ended December 31, 2007.

        Submitted by the Compensation Committee of the Board of Directors:

  Jon R. Wampler, Chairman
  Dennis Smith, Jr.
  Gregory D. Waller

April 29, 2007

Summary Compensation Table

        The following table sets forth information as to our Named Executive Officers for the fiscal years ended December 31, 2007 and December 31, 2006.

Fiscal Year 2007 & 2006 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Ronald A. Andrews Chief Executive Officer and Vice Chairman	2007 2006	315,000 315,000	255,880 240,840	66,445 50,000	13,236 229,531	650,561 835,371
James V. Agnello Senior Vice President and Chief Financial Officer(4)	2007 2006	265,000 142,692	49,124 21,844	29,813 30,000	139,732 14,913	483,669 209,449
Michael J. Pellini, M.D. President and Chief Operating Officer(5)	2007 2006	83,333 n/a	— n/a	15,840 n/a	40,681 n/a	139,854 n/a
David J. Daly Senior Vice President of Commercial Operations(6)	2007 2006	185,385 n/a	24,213 n/a	39,330 n/a	8,273 n/a	257,201 n/a
Karen K. Garza Former Senior Vice President, Strategic Planning and Business Development(7)	2007 2006	131,250 175,000	53,733 54,711	14,175 15,750	59,663 11,672	258,821 257,133
Jose de la Torre-Bueno, Ph.D Former Vice President and Chief Technology Officer(8)	2007 2006	136,126 181,501	71,494 50,809	10,000 16,335	75,031 3,856	291,265 252,501

(1)
This amount represents the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007 for stock options awarded in and prior to 2007, in accordance with Statement of Financial Accounting Standards No. 123 (revised), which is referred to as "FAS 123-R," excluding the effect of estimated forfeitures plus additional expenses, if any, incurred in connection with employee terminations. FAS 123-R requires us to estimate forfeitures when stock options are granted and reduce estimated compensation expense accordingly. Except forfeitures that actually occurred during 2007, the amounts in this table assume that none of the stock options will be forfeited. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years indicated:

  The risk-free rate is based on the U.S. Treasury yield curve in effect at the end of the quarter in which the grant occurred. The expected life of the Company's stock options granted to employees was estimated using the historical exercise behavior of option holders. The expected life of the Company's stock options granted to consultants was based on the contractual term.

  Expected volatility was based on historical volatility for a period equal to the stock option's expected life. The following assumptions were used to determine fair value:

	2007	2006	2005	2004	2003
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%
Volatility	87%	57 - 89%	101%	103%	99.26%
Average expected option life	3.5 - 6.1 years	3.2 - 4.7 years	4 years	4 years	4 years
Risk-free interest rate	3.6 - 4.3%	4.5 - 5.2%	3.9 - 4.5%	2.7 - 3.6%	2.1 - 2.8%
(2)
Represents amounts paid in 2008 under the 2007 Management Incentive Plan, which is described in detail under "Compensation Discussion and Analysis—Management Incentive Program ("MIP")."

(3)
These amounts are comprised of the compensation described in detail below in the table captioned "All Other Compensation."

(4)
Mr. Agnello joined the Company in June 2006.

(5)
Dr. Pellini joined the Company as a consultant in September 2007. Payments detailed herein represent reimbursements to or on behalf of Safeguard in consideration for Dr. Pellini's services in accordance with the Services Agreement entered into on October 1, 2007. See "Employment Contracts With Named Executive Officers" and "Transactions With Related Persons." Payments do not reflect additional compensation paid to Dr. Pellini by Safeguard, including options to purchase common stock of Safeguard which continue to vest during the period that Dr. Pellini provides services to the Company.

(6)
Mr. Daly joined the Company in February 2005 and became a Named Executive Officer during 2007.

(7)
Ms. Garza's employment terminated effective October 1, 2007. See "Potential Payments Upon Termination of Change in Control." Ms. Garza has agreed to provide certain consulting services pursuant to a consulting agreement. No such services were provided during 2007.

(8)
Dr. de la Torre-Bueno's employment terminated effective October 1, 2007. See "Potential Payments Upon Termination of Change in Control." However, he continued to provide services on a consulting basis per verbal agreement. Related consulting fees paid during 2007 are detailed below as part of "All Other Compensation."

All Other Compensation Table

Name	Year		Relocation Benefits ($)(1)		Tax Reimbursements ($)(1)	Automobile Allowance ($)(2)	Company Match to 401(k) Plan ($)	Group Term Life Insurance Premiums ($)(3)	Cash Severance Benefits ($)(4)	Consulting Fees ($)(5)	Total All Other Compensation ($)
Ronald A. Andrews	2007 2006		— 116,479		— 100,014	7,800 7,800	4,719 4,783	717 455	— —	— —	13,236 229,531
James V. Agnello	2007 2006		72,477 5,184		54,294 2,701	7,800 4,200	4,501 2,701	660 127	— —	— —	139,732 14,913
Michael J. Pellini, M.D.	2007 2006	(7)	35,000 n/a	(6)	3,110 n/a	1,767 n/a	— n/a	804 n/a	— —	— —	40,681 n/a
David J. Daly	2007 2006	(7)	— n/a		— n/a	7,800 n/a	— n/a	473 n/a	— —	— —	8,273 n/a
Karen K. Garza	2007 2006		— —		— —	5,400 7,800	2,778 3,619	279 253	51,206 —	— —	59,663 11,672
Jose de la Torre-Bueno, Ph.D.	2007 2006		— —		— —	— —	2,764 3,594	574 262	62,915 —	11,278 —	75,031 3,856

(1)
The amounts reported in 2007 for Mr. Agnello and Dr. Pellini include reimbursements for relocation expenses and the related tax obligations in accordance with each of their respective employment or services agreements.

(2)
During 2007, Messrs. Andrews, Agnello, Daly and Dr. Pellini received automobile allowances of up to $7,800 per annum in accordance with each of their respective employment or services agreements.

(3)
These amounts represent the premium cost of the Company's group life insurance program.

(4)
These amounts represent payments made during 2007 subsequent to, and as a direct result of, termination of employment, including payment of accrued personal time off.

(5)
Subsequent to termination of employment, Ms. Garza and Dr. de la Torre-Bueno agreed to provide services on a consulting basis with respect to business development and patent/intellectual property management, respectively. No such services were provided by Ms. Garza during 2007.

(6)
During 2007, Dr. Pellini received a housing allowance of $7,500 per month for four months and a $5,000 moving allowance in accordance with the Services Agreement.

(7)
Dr. Pellini and Mr. Daly were not Named Executive Officers of the Company during 2006.

Grants of Plan-Based Awards

        The following table sets forth summary information regarding all grants of plan-based awards made to our Named Executive Officers for the year ended December 31, 2007:

Fiscal Year 2007 Grants of Plan-Based Awards

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)
				All Other Option Awards: Number of Securities Underlying Options (#)(2)		Grant Date Fair Value of Stock and Option Awards ($)
					Exercise of Base Price of Option Awards ($/Sh)
Name	Minimum ($)	Target ($)	Maximum ($)
Ronald A. Andrews	—	236,250	472,500	—	—	—
James V. Agnello	—	132,500	265,000	—	—	—
Michael J. Pellini, M.D.	—	41,667	83,333	—	—	—
David J. Daly	—	95,000	190,000	—	—	—
Karen K. Garza	—	70,000	140,000	—	—	—
Jose de la Torre-Bueno, Ph.D.	—	72,600	145,200	—	—	—

(1)
Non-Equity Incentive Plan Awards are made under the 2007 MIP. There is no mandatory minimum award payable. The maximum award payable is 200% of the target amount. The amounts in this table represent payouts that might have been achieved based on performance at target or maximum performance levels. The amounts actually earned under this plan for 2007 have been reported in the "Summary Compensation Table" under the column captioned "Non-Equity Incentive Plan Compensation." Dr. Pellini's possible targets are prorated from his start date of September 4, 2007 through the end of the year, and Ms. Garza's and Dr. de la Torre-Bueno's targets are prorated from the beginning of the year to their termination date of October 1, 2007.

(2)
The 2007 MIP does not specifically provide for any award of equity based compensation, although at the Board's discretion, equity incentive awards based on individual merit may be granted. No such awards were granted during the year ended December 31, 2007.

Outstanding Equity Awards at Fiscal Year-end

        The following table sets forth summary information regarding the outstanding equity awards held by each of our Named Executive Officers at December 31, 2007:

Outstanding Equity Awards at Fiscal Year End 2007

	Stock Options
Name	Option Grant Date		Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)(1)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(2)	Option Exercise Price(5)	Option Expiration Date
Ronald A. Andrews	07/20/04 11/19/04 04/03/06	(3)	640,625 77,083 20,000	109,375 22,917 60,000		— — 120,000	1.5800 1.1500 1.1200	07/20/14 11/19/11 04/03/13
James V. Agnello	06/19/06		56,250	243,750	(4)		0.9000	06/19/16
Michael J. Pellini, M.D.	—		—	—		—	—	—
David J. Daly	03/02/05 04/03/06		51,562 5,000	23,438 15,000		30,000	1.4900 1.1200	03/02/12 04/03/13
Karen Garza(6)	04/28/03 10/21/03 11/19/04 04/03/06		100,000 106,250 53,958 5,000	— — 4,375 1,666	(6) (6)	— — — —	0.9800 1.2000 1.1500 1.1200	08/15/08 08/15/08 08/15/08 08/15/08
Jose de la Torre-Bueno, Ph.D.(6)	10/14/98 12/09/98 12/14/98 09/27/02 10/21/03 11/19/04 04/03/06 04/11/06		15,000 55,000 5,000 90,000 81,250 30,000 20,000 31,021	— — — — — — — 3,102	(6)	— — — — — — — —	3.4375 5.7500 5.6250 1.4500 1.2000 1.1500 1.1200 1.1200	10/01/08 10/01/08 07/22/08 10/01/08 10/01/08 10/01/08 10/01/08 10/01/08

(1)
Unless otherwise identified by footnote, options subject to time-based vesting vest as to 25% of the underlying shares on the first anniversary date of the grant date and in 36 equal installments on the same date of each month thereafter. The vesting dates for each option are listed in the table below by expiration date:

Expiration Date	Initial Vest Date	Subsequent Monthly Vest Dates
07/22/08	12/14/99	01/14/00 through 12/14/02
08/15/08	04/28/04	05/28/04 through 04/28/07
08/15/08	10/21/04	11/21/04 through 10/21/07
08/15/08	11/19/05	12/19/05 through 04/01/08
08/15/08	04/03/07	05/03/07 through 04/01/08
10/01/08	10/14/99	11/14/99 through 10/14/02
10/01/08	12/09/99	01/09/00 through 01/09/02
10/01/08	09/27/03	10/27/03 through 09/27/06
10/01/08	10/21/04	11/21/04 through 10/21/07
10/01/08	11/19/05	12/19/05 through 04/01/08
10/01/08	04/03/07	05/03/07 through 04/01/08
10/01/08	04/11/07	05/11/07 through 04/01/08
11/19/11	12/19/04	01/19/05 through 11/19/08
03/02/12	03/02/06	04/02/06 through 03/02/09
04/03/13	04/03/07	05/03/07 through 04/03/10
07/20/14	07/20/05	08/20/05 through 07/20/08
06/19/16	06/19/07	07/19/07 through 06/19/10
06/19/16	06/19/08	07/19/08 through 06/19/11
(2)
Under the terms of the 2006 MIP, the Compensation Committee decided that equity awards granted in April 2006 to Named Executive Officers (and certain other senior managers) would include performance vesting requirements. Under the terms of these option awards, 60% of the shares underlying the applicable option would vest only if the Company achieved the revenue and EBITDA performance targets for 2006 specified in the 2006 MIP, assuming the recipient remained employed through the date that the Company's 2006 financial statements were published in the Company's 10-K for the year ended December 31, 2006. These options are listed under the column captioned "Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options." The remaining 40% of the shares underlying the applicable option would vest as noted in Note 1 above. The Company did not achieve the financial targets set by the Compensation Committee and, as a result, the 60% of the shares underlying the options granted to Named Executive Officers (and certain other senior managers) on April 3, 2006 with performance vesting requirements did not vest.

(3)
Under terms of this grant, options vest in 48 equal monthly installments.

(4)
Under terms of his employment agreement, James V. Agnello was awarded 300,000 stock options with 150,000 options vesting at a rate of 25% after the first year and monthly thereafter for the remaining 36-months of the vesting period. The additional 150,000 options vest 25% after the second year, and monthly thereafter for the remaining 36-months of the vesting period.

(5)
Exercise price is the Company's market closing price per share on the date of grant.

(6)
Under the terms of Ms. Garza's and Dr. de la Torre-Bueno's agreements with the Company, upon termination of their employment in October 2007, they are entitled to continued vesting of their respective outstanding stock options until April 1, 2008.

Option Exercises and Stock Vested

        No stock options were exercised during 2007 by our Named Executive Officers.

2007 Director Compensation

        The following table provides information on compensation earned during 2007 by each director who served on the Company's Board at any time during 2007.

Fiscal Year 2007 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	Total ($)(3)
Peter J. Boni	—	—	—
James A. Datin	—	—	—
Steven J. Feder	—	—	—
Michael J. Pellini, M.D. (4)	—	—	—
Irwin Scher, M.D.	16,000	2,147	18,147
Frank P. Slattery, Jr.	37,000	12,143	47,143
Dennis M. Smith, Jr., M.D.	30,000	13,870	43,870
Gregory D. Waller	36,500	18,123	54,623
Jon R. Wampler	41,500	34,112	75,612

(1)
The amounts in this column represent the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007 for stock options awarded in and prior to 2007 in accordance with FAS 123-R, excluding the effect of estimated forfeitures. The fair value of the stock options is estimated at the date of grant using the Black-Scholes option pricing model. For a discussion of valuation assumptions, see Note 1 to the Summary Compensation Table, and Note 7 to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 under the heading "Equity-Based Compensation." The grant date fair values of the stock options issued during 2007 were as follows: Mr. Slattery $30,900, Dr. Smith $20,600, Mr. Waller $30,900 and Mr. Wampler $30,900.

(2)
At December 31, 2007, each of the directors named below held the number of outstanding stock options to purchase the number of shares of the Company's common stock shown next to his name:

Name	Stock Options Outstanding (#)
Peter J. Boni	—
James A. Datin	—
Michael J. Pellini, M.D.	—
Frank P. Slattery, Jr.	80,000
Dennis M. Smith, Jr., M.D.	50,000
Gregory D. Waller	45,000
Jon R. Wampler	76,000
(3)
Directors are also eligible for reimbursement of expenses incurred in connection with attendance at Board meetings. These amounts are not included in the table above.

(4)
Dr. Pellini was elected to the Board in the annual meeting held in June 2007. During fiscal 2007, Dr. Pellini was a Safeguard employee and provided services to Clarient in accordance with the Services Agreement. See "Employment Contracts With Named Executive Officers" and "Transactions with Related Persons." As such (and as discussed below), he was not eligible for any director compensation, consistent with Messrs. Boni, Datin and Feder.

        Directors employed by Clarient or a wholly-owned subsidiary receive no additional compensation, other than their normal salary, for serving on the Board or its committees. Each director who is not an employee of the Company, its subsidiaries or Safeguard receives an annual cash retainer of $15,000. In addition, each director is paid a fee of $1,000 per meeting for attendance at Board meetings and each committee meeting, except that if a director participates in a Board or committee meeting via telephone, he is paid a fee of $500 for that meeting. An additional $5,000 annual fee is paid to each director who serves as a committee chairperson. All directors receive reimbursement of out-of-pocket expenses incurred in connection with attending meetings of the Board or Board committees or with respect to other Company business.

        Each director who is not an employee of the Company, its subsidiaries or Safeguard is eligible to receive stock option grants at the discretion of the Board. Directors' initial option grants are generally to purchase 30,000 shares of Clarient common stock, have a seven-year term and are 20% vested on the grant date, with the remaining 80% vesting in 12 equal increments on the same day of each third month thereafter. Annual grants, generally to purchase 10,000 shares, vest 25% each three months following the grant date. Any director who served as a committee chairman may also receive additional annual grants, generally to purchase 5,000 shares, which vest 25% each three months following the grant date. The exercise price of these options is equal to the closing price of a share of Clarient common stock as reported on the NASDAQ Capital Market on the grant date. On July 17, 2007, option grants were awarded to independent directors serving on the board at an exercise price of $2.06 per share, as follows: Messrs. Slattery, Wampler, and Waller were awarded options to purchase 15,000 shares each, and Dr. Smith was awarded options to purchase 10,000 shares.

Employment Contracts with Named Executive Officers

Chief Executive Officer and Vice Chairman: Ronald A. Andrews

        Ronald A. Andrews serves as Chief Executive Officer and Vice Chairman and served as President of the Company through April 2008. Mr. Andrews' employment agreement provides for a base salary of $315,000 per year, eligibility for an annual performance-based bonus and eligibility to receive future grants of stock options. Upon execution of his employment agreement, Mr. Andrews was granted options to purchase 750,000 shares of Common Stock of the Company, which vested 25% on the first anniversary of his employment date and in 36 equal monthly installments thereafter. The option was not granted under the 1996 Plan but is subject to the same terms and conditions as are set forth in the standard form stock option agreement used under the 1996 Plan (including such terms and conditions as are incorporated therein from the 1996 Plan itself). The employment agreement also provides for additional perquisites, such as an automobile allowance, relocation expenses, matching contributions under a voluntary savings plan and other compensation as reported in the table captioned "Summary Compensation Table" above. Mr. Andrews' employment agreement provides for the severance benefits described in the table below under the caption "Potential Payments Upon Termination or Change in Control." Subsequent to execution of Mr. Andrews' employment agreement, the Company issued him additional stock options as described in the table above under the caption "Outstanding Equity Awards at Fiscal Year End 2007." In addition, in February 2008, Mr. Andrews was granted options to purchase 100,000 shares of Common Stock of the Company under the 2007 Plan, which will vest 25% on the first anniversary of the date of grant and in 36 equal monthly installments thereafter.

Senior Vice President and Chief Financial Officer: James V. Agnello

        James V. Agnello serves as Senior Vice President and Chief Financial Officer. Mr. Agnello's employment agreement provides for a base salary of $265,000 per year and eligibility for an annual performance-based bonus. Upon execution of his employment agreement, Mr. Agnello was granted options to purchase 300,000 shares of Common Stock of the Company, which options will vest over five years and have an exercise price equal to the fair market value of the Company's Common Stock on the date of grant. The option was not granted under the 1996 Plan but is subject to the same terms and conditions as are set forth in the standard form stock option agreement used under the 1996 Plan (including such terms and conditions as are incorporated therein from the 1996 Plan itself). The employment agreement also provides for additional perquisites, such as an automobile allowance, relocation expenses, matching contributions under a voluntary savings plan and other compensation as reported in the table captioned "Summary Compensation Table" above. Mr. Agnello's employment agreement provides for the severance benefits described below under the caption "Potential Payments Upon Termination or Change in Control." In addition, in February 2008, Mr. Agnello was granted options to purchase 50,000 shares of Common Stock of the Company under the 2007 Plan, which will vest 25% on the first anniversary of the date of grant and in 36 equal monthly installments thereafter.

President and Chief Operating Officer: Michael J. Pellini, M.D.

        Pursuant to a Services Agreement entered into on October 1, 2007 between the Company, Dr. Michael Pellini and Safeguard, the Company's majority stockholder, the Company appointed Dr. Pellini as its Chief Operating Officer and Safeguard made Dr. Pellini's services available to the Company. While providing these services to the Company, Dr. Pellini remained employed by Safeguard and was not an employee of the Company. In exchange for Safeguard making the services of Dr. Pellini available to the Company, the Company reimbursed Safeguard for the following expenses incurred by Safeguard during Dr. Pellini's tenure with the Company under this services agreement (with retroactive effect to September 4, 2007, which was the date Dr. Pellini began providing consulting services to the Company): (i) Dr. Pellini's base salary at an annualized rate of $250,000 (subject to increase commensurate with salary increases applicable to Clarient executives generally); (ii) the lesser of (A) the annual bonus to which Dr. Pellini would have become entitled as an employee of the Company, and (B) the annual bonus actually paid to Dr. Pellini by Safeguard (pro-rated for any partial calendar year); and (iii) certain other expenses associated with Dr. Pellini's employment by Safeguard and his provision of services to the Company in California. The Services Agreement was to continue through June 30, 2008, but has been superseded by the Company's employment agreement with Dr. Pellini described below.

        On April 24, 2008, the Company, Safeguard, and Dr. Pellini terminated the Services Agreement and Dr. Pellini entered into an employment agreement with the Company, pursuant to which Dr. Pellini serves as President and Chief Operating Officer of the Company, effective as of April 24, 2008. Dr. Pellini's employment agreement provides for a base salary of $283,250 per year and eligibility for an annual performance-based bonus. Following execution of his employment agreement, Dr. Pellini was granted options to purchase 400,000 shares of Common Stock of the Company under the 2007 Plan, which will vest 25% on the first anniversary of the grant date and in 36 equal monthly installments thereafter (subject to acceleration in the event of a Change of Control). Dr. Pellini's employment agreement also provides for additional perquisites, such as an automobile allowance, matching contributions under a voluntary savings plan, a monthly $8,000 housing allowance (grossed up to the extent of taxes payable by Dr. Pellini with respect thereto), and other compensation. Dr. Pellini's employment agreement provides for the severance benefits described in the table below under the caption "Potential Payments Upon Termination or Change of Control."

Senior Vice President of Commercial Operations: David J. Daly

        David J. Daly currently serves as Senior Vice President of Commercial Operations and has been with Clarient since the end of February 2005. Mr. Daly's employment agreement provides for a base salary of $190,000 per year and eligibility for an annual performance-based bonus. Following execution of his employment agreement, Mr. Daly was granted options to purchase 75,000 shares of Common Stock of the Company, which vested 25% on the first anniversary of the grant date and in 36 equal monthly installments thereafter. Mr. Daly's employment agreement also provides for additional perquisites, such as an automobile allowance, matching contributions under a voluntary savings plan and other compensation as reported in the table captioned "Summary Compensation Table" above. On January 30, 2008 Mr. Daly was granted a restricted stock award of 200,000 shares of Common Stock of the Company, which shares shall vest 25% on the first anniversary of the grant date and in 36 equal monthly installments thereafter. In addition, in February 2008, Mr. Daly was granted options to purchase 50,000 shares of common stock of the Company under the 2007 Plan, which will vest 25% on the first anniversary of the date of grant and in 36 equal monthly installments thereafter.

Former Senior Vice President, Strategic Planning and Business Development: Karen K. Garza

        Karen R. Garza served as Senior Vice President, Strategic Planning and Business Development until October 1, 2007. Ms. Garza's employment agreement provided for a base salary of $175,000 per year and eligibility for an annual performance-based bonus. Following execution of her employment agreement in March, 2003, Ms. Garza was granted options to purchase 100,000 shares of Common Stock of the Company, which options vested 25% on the first anniversary of her employment date and in 36 equal monthly installments thereafter. The option was not granted under the 1996 Plan but is subject to the same terms and conditions as are set forth in the standard form stock option agreement currently in use under the 1996 Plan (including such terms and conditions as are incorporated therein from the 1996 Plan itself). Ms. Garza's employment agreement also provided for additional perquisites, such as an automobile allowance, matching contributions under a voluntary savings plan and other compensation as reported in the table captioned "Summary Compensation Table" above. Ms. Garza's employment agreement provided for the severance benefits described in the table below under the caption "Potential Payments Upon Termination or Change in Control." Subsequent to execution of Ms. Garza's employment agreement, the Company issued her additional stock options as described in the table above under the caption "Outstanding Equity Awards at Fiscal Year End 2007." Ms. Garza's employment with the Company terminated effective October 1, 2007. For a description of severance benefits provided to Ms. Garza, see "Potential Payments Upon Termination of Change of Control."

Former Vice President and Chief Technology Officer: Jose de la Torre-Bueno, Ph.D.

        Jose de la Torre-Bueno, Ph.D. served as Vice President and Chief Technology Officer until October 1, 2007. Dr. de la Torre-Bueno's employment agreement provided for a base salary of $181,500 per year, eligibility for an annual performance-based bonus and eligibility to receive grants of stock options. Dr. de la Torre-Bueno's employment agreement also provided for additional perquisites, such as an automobile allowance, matching contributions under a voluntary savings plan and other compensation as reported in the table captioned "Summary Compensation Table" above. On April 11, 2006, the Board of Directors authorized a stock option grant to Dr. de la Torre-Bueno of 60,000 options with an exercise price equal to the fair value of the Company's common stock on the date of grant, and Dr. de la Torre-Bueno agreed to the cancellation of 178,388 options (with exercise prices ranging from $3.32 to $23.19). Subsequent to execution of Dr. de la Torre-Bueno's employment agreement, the Company issued him additional stock options as described in the table above under the caption "Outstanding Equity Awards at Fiscal Year End 2007." Dr. de la Torre-Bueno's employment with the Company terminated effective October 1, 2007. For a description of severance benefits provided to Dr. de la Torre-Bueno, see "Potential Payments Upon Termination of Change of Control."

Potential Payments Upon Termination or Change in Control

        Messrs. Andrews, Agnello and Daly, and Dr. Pellini (effective, in the case of Dr. Pellini, April 24, 2008, the date Dr. Pellini entered into an employment agreement with the Company) each have, and Ms. Garza and Dr. de la Torre-Bueno each had, an agreement with the Company which provides certain benefits upon termination without cause, for good reason in connection with a change of control, or upon death or disability. Under these agreements, the following definitions apply:

Cause	—	violation of any of the Company's written policies; appropriation of a business opportunity of the Company; misappropriation of any Company funds or property; or conviction of a felony or any other crime with respect to which imprisonment is a possible punishment
Good Reason	—	a material diminution, without executive's consent, in the nature or status of the executive's position, title, responsibilities, or duties; a reduction in base salary; or the relocation of the Company's principal office by more than 30 miles
Change of Control	—	a change of control generally occurs when: (a) an entity, person, or group (other than Safeguard Scientifics, Inc.) becomes the beneficial owner of securities having 50% or more of the combined voting power of the Company's securities; or (b) the Company is subject to any merger, consolidation, or sale of all or substantially all of the Company's assets or a comparable transaction as a result of which all or substantially all of the Company's assets are acquired by another entity (except Safeguard Scientifics, Inc. and/or any of its affiliates)

Chief Executive Officer and Vice Chairman: Ronald A. Andrews

        Mr. Andrews' employment agreement provides that in the event his employment is terminated (i) by the Company without cause, (ii) by him with good reason within 12 months of a Change of Control, or (iii) as a result of his death or disability, he will be entitled to:

  •
  payment of 12 months' base salary;

  •
  exercise any options which have become exercisable on or before the termination date until the earlier of the first anniversary of the date of termination or the expiration date of the option; and

  •
  continued coverage under the Company's medical and health plans in accordance with COBRA rules and regulations (which generally provide for an 18 month period upon termination of employment), provided that coverage will end if he obtains comparable coverage from a subsequent employer or otherwise ceases to be eligible for COBRA benefits.

        These severance benefits are contingent upon the execution and delivery of a general release and Mr. Andrews' observance of certain non-competition and non-solicitation covenants. However, these non-competition and non-solicitation provisions may not be enforceable. In the event of termination of Mr. Andrews' employment for any reason, he will be entitled to receive all accrued, unpaid salary to the date of termination and a pro rata portion of his bonus for the year of termination.

        In addition, any remaining unvested options granted to Mr. Andrews as part of his initial stock option grant in connection with the commencement of his employment will not vest upon the occurrence of a Change of Control.

Senior Vice President and Chief Financial Officer: James V. Agnello

        Mr. Agnello's employment agreement provides that in the event his employment is terminated (i) by the Company without cause, (ii) by him with good reason within 12 months of a Change of Control, or (iii) as a result of his death or disability, he will be entitled to:

  •
  payment of 12 months' base salary (based on the base salary in effect at the time of termination);

  •
  exercise any options which have become exercisable on or before the termination date until the earlier of the first anniversary of the date of termination or the expiration date of the option; and

  •
  continued coverage under the Company's medical and health plans in accordance with COBRA rules and regulations (which generally provide for an 18 month period upon termination of employment), provided that coverage will end if he obtains comparable coverage from a subsequent employer or otherwise ceases to be eligible for COBRA benefits.

        These severance benefits are contingent upon the execution and delivery of a general release and Mr. Agnello's observance of certain non-competition and non-solicitation covenants. However, these non-competition and non-solicitation provisions may not be enforceable. In the event of termination of Mr. Agnello's employment for any reason, he will be entitled to receive all accrued, unpaid salary to the date of termination and a pro rata portion of his bonus for the year of termination.

        In addition, any remaining unvested options granted to Mr. Agnello as part of his initial stock option grant in connection with the commencement of his employment will not vest upon the occurrence of a Change of Control.

President and Chief Operating Officer: Dr. Michael J. Pellini, M.D.

        Dr. Pellini's employment agreement provides that in the event his employment is terminated (i) by the Company without cause, (ii) by him with good reason within 12 months of a Change of Control, or (iii) as a result of his death or disability (any of the foregoing, a "Severance Termination"), he will be entitled to:

  •
  payment of 12 months' base salary (based on the base salary in effect at the time of termination);

  •
  exercise any options which have become exercisable on or before the termination date and until the earlier of the first anniversary of the date of termination or the expiration date of the option; and

  •
  continued coverage under the Company's medical and health plans in accordance with COBRA rules and regulations (which generally provide for an 18 month period upon termination of employment), provided that coverage will end if he obtains comparable coverage from a subsequent employer or otherwise ceases to be eligible for COBRA benefits.

        Dr. Pellini's employment agreement also provides that all unvested stock options will vest in the event of a Change of Control. In addition, in the event that Dr. Pellini remains employed by the Company through April 24, 2009 or experiences a Severance Termination prior to April 24, 2009 and, in either case, within one year following the date of termination, either (i) a Change of Control occurs or (ii) the Company enters into a definitive agreement pursuant to which, if consummated, a Change of Control would occur and no later than eighteen months following the date of termination a Change of Control occurs, all unvested options held by Dr. Pellini shall become fully vested and exercisable immediately prior to the occurrence of any such Change of Control. Dr. Pellini's employment agreement also provides that, if his employment is terminated without cause (i) prior to April 1, 2009, the Company will continue to pay his monthly $8,000 housing allowance (grossed up to the extent of taxes payable by Dr. Pellini with respect thereto) until July 1, 2009, or (ii) after April 1, 2009, the Company will continue to pay such monthly housing allowance until the earlier of three months after termination or August 31, 2009, in each case to the extent of his actual housing expenses in California that he is not able to mitigate. These severance benefits are contingent upon the execution and delivery of a general release and Dr. Pellini's observance of certain non-solicitation covenants. However, these non-solicitation provisions may not be enforceable. In the event of termination of Dr. Pellini's employment for any reason, he will be entitled to receive all accrued, unpaid salary to the date of termination and a pro rata portion of his bonus for the year of termination.

Senior Vice President of Commercial Operations: David J. Daly

        Mr. Daly's employment agreement provides that in the event his employment is terminated (i) by the Company without cause, (ii) by him with good reason within 12 months of a Change of Control, or (iii) as a result of his death or disability, he will be entitled to:

  •
  payment of 6 months' base salary (based on the base salary in effect at the time of termination);

  •
  exercise any options which have become exercisable on or before the termination date until the earlier of the first anniversary of the date of termination of the expiration date of the option; and

  •
  continued coverage under the Company's medical and health plans in accordance with COBRA rules and regulations (which generally provide for an 18 month period upon termination of employment), provided that (i) for 3 months, Mr. Daly will only pay the amount paid by him during his employment and the Company will subsidize the remaining costs, and (ii) coverage will end if he obtains comparable coverage from a subsequent employer or otherwise ceases to be eligible for COBRA benefits.

Former Senior Vice President, Strategic Planning and Business Development: Karen K. Garza

        Prior to her termination of employment effective October 1, 2007, Ms. Garza's employment agreement provided that in the event her employment was terminated by the Company without cause, she would be entitled to:

  •
  payment of six months' base salary in effect at the time of termination;

  •
  exercise any options which have become exercisable on or before the termination date until the earlier of six months from the date of termination or the expiration date of the option; and

  •
  continued coverage under the Company's medical and health plans in accordance with COBRA rules and regulations (which generally provide for an 18 month period upon termination of employment), provided that coverage will end if she obtains comparable coverage from a subsequent employer or otherwise ceases to be eligible for COBRA benefits.

        In the event of termination of Ms. Garza's employment for any reason, she was also entitled to receive all accrued, unpaid salary to the date of termination and, when bonuses for the year of termination were paid generally to other employees of the Company, a pro rata portion of her bonus for the year of termination.

        In connection with Ms. Garza's termination of employment effective October 1, 2007, the Company and Ms. Garza entered into a Separation Agreement, dated as of October 1, 2007, pursuant to which Ms. Garza is entitled to the severance benefits payable upon termination without cause as described above. In addition, in recognition for her service to the Company, Ms. Garza is entitled to (i) continued vesting of outstanding options held by her for a period of six months following termination, and (ii) exercise any options which have become exercisable on or before the termination date until the earlier of August 15, 2008 (which is nine months from the date of termination, as opposed to six months, which was the term in Ms. Garza's employment agreement) or the expiration date of the option. These severance benefits supersede the severance benefits from Ms. Garza's employment agreement with the Company, and were contingent upon the non-revocation of a general release and Ms. Garza's continued compliance with certain non-competition and non-solicitation covenants. However, these non-competition and non-solicitation provisions may not be enforceable.

        Subsequent to her termination of employment with the Company, Ms. Garza and the Company entered into a consulting agreement pursuant to which Ms. Garza agreed to be available upon reasonable request to provide advisory services regarding laboratory, development of in-licensing diagnostic tests and strategic business development. During 2007, no such consulting services were provided.

Former Vice President and Chief Technology Officer: Jose de la Torre-Bueno, Ph.D.

        Prior to his termination of employment effective October 1, 2007, Dr. de la Torre-Bueno's employment agreement provided that in the event his employment was terminated by the Company without cause or by him for good reason, he would be entitled to:

  •
  payment of one year of base salary in effect at the time of termination;

  •
  payment of a pro-rated portion of his bonus for the year of termination;

  •
  acceleration of the vesting of 50% of the stock options held by him;

  •
  continued health insurance benefits for one year, subject to certain limitations.

        In the event Dr. de la Torre-Bueno's employment was terminated by the Company without cause or by him for good reason within 12 months of or in anticipation of a change in control, he was also entitled to acceleration of the vesting of all outstanding options held by him, subject to certain conditions.

        In connection with Dr. de la Torre-Bueno's termination of employment effective October 1, 2007, the Company and Dr. de la Torre-Bueno entered into a Separation Agreement, dated as of October 1, 2007, pursuant to which Dr. de la Torre-Bueno is entitled to the severance benefits payable upon termination without cause as described above. In addition, in recognition for his service to the Company, Dr. de la Torre-Bueno also is entitled to (i) continued vesting of outstanding options held by him for a period of six months following termination, and (ii) exercise any options which have become exercisable on or before the termination date until the earlier of one year from the date of termination or the expiration of the option. These severance benefits supersede the severance benefits from Dr. de la Torre-Bueno's employment agreement with the Company, and were contingent upon the non-revocation of a general release and Dr. de la Torre-Bueno's continued compliance with certain non-competition and non-solicitation covenants. However, these non-competition and non-solicitation provisions may not be enforceable. By verbal agreement with the Company, Dr. de la Torre-Bueno continues to provide certain consulting services to the Company related to patents and intellectual property.

        The following table shows the potential incremental payments and benefits which the Named Executive Officers would be entitled to receive upon termination of employment under their respective agreements. The amounts shown in the table are based on an assumed termination as of December 31, 2007, exclude payments and benefits that are provided on a non-discriminatory basis to our employees generally upon termination of employment, and represent estimates of the incremental amounts that would be paid to each executive upon his termination based on 2007 base salary, 2007 target incentive awards and our current premium costs for their medical and welfare benefits. The actual amounts to be paid would depend on the time and circumstances of an executive's separation from the Company.

Potential Payments Upon Termination or Change of Control

	Salary and Bonus ($)	Medical and Welfare Benefits ($)	Acceleration of Equity Awards ($)(1)	Total Termination Benefits ($)
Ronald A. Andrews(2)
Termination without cause(6)	551,250	—	—	551,250
Change of control	—	—	239,432	239,432
Change of control termination, without cause or for good reason	551,250	—	239,432	790,682
James V. Agnello(2)
Termination without cause(6)	397,500	—	—	397,500
Change of control	—	—	280,313	280,313
Change of control termination, without cause or for good reason	397,500	—	280,313	677,813
Michael J. Pellini, M.D.(3)
Termination without cause(6)	—	—	—	—
Change of control	—	—	—	—
Change of control termination, without cause or for good reason	—	—	—	—
David J. Daly(4)
Termination without cause(6)	285,000	—	—	285,000
Change of control	—	—	54,975	54,975
Change of control termination, without cause or for good reason	285,000	2,586	54,975	342,561
Karen Garza(5)
Termination without cause	183,750	—	—	183,750
Jose de la Torre-Bueno, Ph.D.(5)
Termination without cause	190,575	4,485	29,839	224,899

(1)
The value in this column was calculated based on the number of shares underlying stock options for which vesting would have been accelerated as of December 31, 2007, multiplied by the difference between our year-end closing price of $2.05 per share, as reported on the NASDAQ Capital Market, and the exercise price of stock options for which vesting would have been accelerated.

(2)
Salary and bonus represent 12 months' salary per contract terms and target bonus as calculated under the 2007 MIP which remained unpaid as of December 31, 2007.

(3)
As of December 31, 2007, Dr. Pellini provided services to the Company pursuant to the Services Agreement, which did not contain any severance or other payment obligations upon termination or change of control. In April 2008, Dr. Pellini entered into the employment agreement directly with the Company which included the severance and change of control payment provisions described under the captions "Employment Contracts with Named Executive Officers" and "Potential Payments Upon Termination or Change in Control."

(4)
Salary and bonus represent 6 months' salary per contract terms and target bonus as calculated under the 2007 MIP which remained unpaid as of December 31, 2007.

(5)
Amounts shown are actual payments made upon termination of employment plus payments to be paid pursuant to severance agreements effective October 1, 2007.

(6)
The potential payments for termination without cause are also triggered by termination of employment as a result of death or disability.

Compensation Committee Interlocks and Insider Participation

        The Compensation Committee of the Board currently is comprised of Messrs. Wampler (Chairman) and Waller, and Dr. Smith. There are no Compensation Committee interlocks between Clarient and other entities involving Clarient executive officers and Clarient Board members who serve as executive officers of such other entities.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The following table sets forth the number of shares of the Company's common stock beneficially owned as of April 25, 2008 by the directors of the Company, the Named Executive Officers reported in the "Summary Compensation Table," all directors and officers as a group and any other person or entity who is the beneficial owner of more than 5% of the Company's issued and outstanding common stock. On April 25, 2008, there were 72,467,649 shares of the Company's common stock outstanding.

Name	Outstanding Shares Beneficially Owned(1)	Options/ Warrants Exercisable Within 60 Days of April 25, 2008	Total	Percent of Shares
Safeguard Scientifics, Inc.(2) 435 Devon Park Drive, Building 800 Wayne, PA 19087-1945	42,321,321	4,265,973	46,587,294	60.71%
Peter J. Boni(3)	—	—	—	—
James A. Datin(3)	—	—	—	—
Frank P. Slattery, Jr.	290,000	70,250	360,250	*
Dennis M. Smith, Jr., M.D.	55,000	33,500	88,500	*
Jon R. Wampler	21,000	66,250	87,250	*
Gregory D. Waller	—	29,250	29,250	*
James V. Agnello	5,000	71,875	76,875	*
Ronald A. Andrews	53,000	839,582	892,582	1.22%
Michael J. Pellini, M.D.(3)	—	—	—	*
David J. Daly	—	69,270	69,270	*
Karen K. Garza	—	271,249	271,249	*
Jose de la Torre-Bueno, Ph.D.(4)	16,685	330,373	347,058	*
Executive officers and directors as a group (10 persons)(5)	424,000	1,179,977	1,603,977	2.18%

*
Less than 1% of the total outstanding shares of our common stock

(1)
Each individual has the sole power to vote and to dispose of the shares (other than shares held jointly with spouse), except as noted.

(2)
Includes 38,882,600 shares and 4,265,973 warrants beneficially owned by Safeguard Delaware, Inc. ("SDI") and 3,438,721 shares beneficially owned by Safeguard Scientifics (Delaware), Inc. ("SSDI"). SDI and SSDI are wholly-owned subsidiaries of Safeguard. The 4,265,973 warrants beneficially owned by SDI excludes 337,500 warrants owned by SDI, which expired on April 27, 2008. Safeguard and each of SDI and SSDI have reported that Safeguard together with each of SDI and SSDI, respectively, share voting and dispositive power with respect to the shares beneficially owned by each of SDI and SSDI, respectively, because Safeguard is the sole stockholder of each of SDI and SSDI.

(3)
Excludes shares owned by Safeguard, of which Messrs. Boni and Datin and Dr. Pellini disclaim beneficial ownership. Messrs. Boni and Datin and Dr. Pellini collectively beneficially own approximately 2% of the shares of common stock outstanding of Safeguard.

(4)
Includes 21,500 shares held by two trusts and 2,101 shares held in a 401(k) plan. Dr. de la Torre-Bueno disclaims beneficial ownership of 10,750 shares held in one of the two trusts.

(5)
Excludes shares and options held by former Named Executive Officers Ms. Garza and Dr. de la Torre-Bueno.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

        The Company currently has a $12.0 million revolving credit agreement with Comerica Bank, which was amended and restated in February 2008 (the "Comerica Facility"). Borrowings under the Comerica Facility totaled $9.0 million at December 31, 2007 and are being used for working capital purposes, and the remaining availability under the Comerica Facility was used to obtain a $3.0 million stand-by letter of credit for the landlord of the Company's leased facility in Aliso Viejo, California. The Comerica Facility matures on February 26, 2009, and, as of December 31, 2007, the Company had no additional availability under the Comerica Facility. Safeguard guarantees borrowings under the Comerica Facility in exchange for an annual fee of 0.5% of the amount guaranteed and an amount equal to 4.5% per annum of the daily-weighted average principal balance outstanding ($12.0 million as of December 31, 2007, inclusive of the above-referenced letter of credit). Additionally, under the Comerica Facility we are required to pay Safeguard a quarterly usage fee of 0.875% of the amount by which the daily average principal balance outstanding under the Comerica Facility exceeds $5.5 million. The Company also issued warrants to Safeguard in March 2007 as consideration for their guarantee as follows: (1) warrants to purchase 50,000 shares of common stock for an exercise price of $2.00 per share (for Safeguard's guarantee of $8.5 million), (2) warrants to purchase 100,000 shares for an exercise price of $0.01 (as a commitment fee for Safeguard's guarantee of the $3.5 million increase in the line), and (3) warrants to purchase 166,667 shares for an exercise price of $1.64 (as a maintenance fee for Safeguard's guarantee of the $3.5 million increase in the line). The Safeguard guarantee was also extended along with the renewal of Comerica Facility in February 2008 under the same terms as the 2007 extension. No additional warrants were issued as part of the 2008 extended guarantee.

        On March 7, 2007, the Company obtained a subordinated revolving credit line (the "Initial Mezzanine Facility") from Safeguard. The Initial Mezzanine Facility originally provided the Company up to $12.0 million in working capital funding, but was reduced by $6.0 million as a result of the sale of the Company's instrument business, consisting of certain tangible assets, inventory, intellectual property (including the Company's patent portfolio and the ACIS and ChromaVision trademarks), contracts and other assets used in the operation of the instrument systems business to Carl Zeiss MicroImaging, Inc., an international leader in the optical and opto-electronics industries. Borrowings under the Initial Mezzanine Facility bore interest at an annual rate of 12%. In connection with the Initial Mezzanine Facility, the Company issued to Safeguard: (1) warrants to purchase 125,000 shares of our common stock with an exercise price of $0.01 per share, expiring March 7, 2011; (2) warrants to purchase 62,500 shares of common stock with an exercise price of $1.39 per share (reflecting a 15% discount to the trailing 10-day average closing price of our common stock prior to March 7, 2007), expiring March 7, 2011; and (3) four-year warrants to purchase an aggregate of 93,750 shares of common stock for an exercise price of $0.01 per share in connection with borrowings that the Company made thereunder.

        On March 14, 2008, the Company entered into a new revolving line of credit (the "New Mezzanine Facility") with Safeguard to renew and expand the Initial Mezzanine Facility. The New Mezzanine Facility, which has a stated maturity date of April 15, 2009, provides the Company access to up to $21.0 million in working capital funding. Borrowings under the New Mezzanine Facility will bear interest at an annual rate of 12%. As of March 17, 2008, the Company had outstanding indebtedness of approximately $12.4 million under the New Mezzanine Facility. Proceeds from the New Mezzanine Facility were used to refinance indebtedness under the Initial Mezzanine Facility, for working capital purposes and to repay in full and terminate a Loan and Security Agreement, dated September 29, 2006, between the Company and General Electric Capital Corporation, and certain related equipment lease obligations. In connection with the New Mezzanine Facility, the Company issued to Safeguard five-year warrants to purchase 1,643,750 shares of common stock with an exercise price of $0.01 per share, which included warrants to purchase 93,750 shares which were the subject of amounts that had not been drawn under the Initial Mezzanine Facility. In addition, under the New Mezzanine Facility, the Company will be required to issue to Safeguard an additional five-year warrant to purchase 550,000 shares of common stock with an exercise price of $0.01 per share on May 1, 2008, if a new secured credit facility has not been completed prior to such date, and up to an aggregate of an additional 1,650,000 warrants will be issuable to Safeguard in three separate tranches if the aggregate size of the of the New Mezzanine Facility has not been reduced to $6.0 million on or prior to dates specified therein.

        Pursuant to a Services Agreement entered into on October 1, 2007 between the Company, Dr. Michael Pellini and Safeguard, the Company's majority stockholder, the Company appointed Dr. Pellini as its Chief Operating Officer and Safeguard made Dr. Pellini's services available to the Company. While providing these services to the Company, Dr. Pellini remained employed by Safeguard and was not an employee of the Company. In exchange for Safeguard making the services of Dr. Pellini available to the Company, the Company reimbursed Safeguard for the following expenses incurred by Safeguard during Dr. Pellini's tenure with the Company under this services agreement (with retroactive effect to September 4, 2007, which was the date Dr. Pellini began providing consulting services to the Company): (i) Dr. Pellini's base salary at an annualized rate of $250,000 (subject to increase commensurate with salary increases applicable to Clarient executives generally); (ii) the lesser of (A) the annual bonus to which Dr. Pellini would have become entitled as an employee of the Company, and (B) the annual bonus actually paid to Dr. Pellini by Safeguard (pro-rated for any partial calendar year); and (iii) certain other expenses associated with Dr. Pellini's employment by Safeguard and his provision of services to the Company in California. The Services Agreement was to continue through June 30, 2008, but has been superseded by the employment agreement between the Company and Dr. Pellini entered into on April 24, 2008.

        Due to its beneficial ownership of a majority of the Company's shares of outstanding common stock, Safeguard has the power to elect all of the directors of the Company, although Safeguard has contractually agreed that a majority of the board of directors will consist of individuals not specifically designated by Safeguard. The Company has also given Safeguard contractual rights enabling it to exercise significant control over the Company.

Policies and Procedures for Reviewing Related Party Transactions

        We have a number of policies, procedures and practices that relate to the identification, review and approval of related party transactions. In accordance with our Statement on Corporate Governance, our Board reviews on an annual basis the relationships that each director or member of such director's immediate family has with the Company, either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company. Following such annual review, only those directors who the Board affirmatively determines have no material relationship with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company) will be considered independent directors, subject to additional qualifications prescribed under the listing standards of the NASDAQ Capital Market or under applicable law.

        In addition, our Code of Conduct requires all employees to avoid situations that involve a conflict of interest between an employee's personal interests and the interests of the Company, and it requires that each employee obtain prior express approval from the Company before serving as a consultant to, or a director, trustee, officer or employee of, a company or organization that competes or does business with the Company.

        Our Board of Directors has also established a policy (which is not a written policy) that all transactions between the Company and Safeguard Scientifics or its affiliates must be approved by a committee of the Board consisting solely of independent directors. Each of the transactions described above between the Company and Safeguard Scientifics and/or affiliates thereof was approved by a committee of the Board consisting solely of independent directors.

Director Independence

        On an annual basis, each director and executive officer is obligated to complete a Director and Officer Questionnaire that requires disclosure of any transactions with the Company in which a director or executive officer, or any member of his or her immediate family, has a direct or indirect material interest. Following completion of these questionnaires, the Board, with the assistance of the Corporate Governance Committee, makes an annual determination as to the independence of each director using the current standards for "independence" established by the rules of the NASDAQ Capital Market, additional criteria set forth in our Statement of Corporate Governance and consideration of any other material relationship a director may have with the Company.

        Under the standards set out in our Statement of Corporate Governance, a director does not qualify as an independent director if, within the previous five years: (i) the director was employed by the Company; (ii) someone in the director's immediate family was employed by the Company as an officer; (iii) the director was employed by or affiliated with the Company's present or former independent auditors; (iv) someone in the director's immediate family was employed or affiliated with the Company's present or former independent auditors as an officer, partner, principal or manager; or (v) the director or someone in his/her immediate family was employed as an executive with another entity that concurrently has or had as a member of its compensation (or equivalent) committee of the board of directors any of the Company's executive officers.

        In April 2008, the Board determined that Frank Slattery, Dennis Smith, Gregory Waller and Jon Wampler are independent under these standards.

Item 14.    Principal Accounting Fees and Services

        The Audit Committee has appointed the firm of KPMG LLP as the Company's independent accountants for the current year. KPMG LLP has served as the Company's auditor since the Company's inception in 1996.

Audit and Non-Audit Fees

        The following table presents fees for professional services rendered by KPMG for the audit of Clarient's annual financial statements for fiscal 2007 and fiscal 2006, respectively, and fees billed for other services rendered by KPMG LLP.

	2007	2006
Audit Fees(1)	$830,429	$515,679
Tax Fees(2)	101,040	51,450
Total	$931,469	$567,129

(1)
Represents the aggregate fees billed to the Company by KPMG for professional services rendered for the audit of the Company's annual consolidated financial statements, for the reviews of the consolidated financial statements included in the Company's Form 10-Q filings for each fiscal quarter, preparation of comfort letter, review of registration statements and consents and work performed in connection with the internal control attestation of Clarient's parent company.

(2)
Tax fees consisted of services for U.S. federal and state and local tax planning, advice and compliance, tax valuation services, and assistance with tax audits and appeals.

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

		Incorporated Filing Reference
Exhibit Number	Description	Form Type & Filing Date	Original Exhibit Number
2.1	Asset Purchase Agreement, dated March 8, 2007, by and between Clarient, Inc., Carl Zeiss Mercury, Inc., and Carl Zeiss MicroImaging, Inc.	Form 10-Q 5/09/07	2.1
3.1.1	Certificate of Incorporation of the Company (as amended)	Form S-1 4/30/97	3.1
3.1.2	Certificate of Designations of Series C Preferred Stock	Form 8-K 3/12/99	4.3
3.1.3	Certificate of Designations of the Powers and Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series D 5% Cumulative Convertible Preferred Stock	Form 8-K 7/12/01	4.2
3.1.4	Amendment to Certificate of Incorporation	Form 10-Q 11/9/04	3.5
3.1.6	Certificate of Ownership and Merger dated March 15, 2005	Form 8-K 3/17/05	2.1
3.2	By-laws of Clarient Inc. (as amended through October 15, 2007)	Form 10-Q 11/05/07	3.1
4.1	Amended and Restated Rights Agreement between the Company and Mellon Investor Services LLC	Form 10-K 3/15/05	3.6
10.1	Master Security Agreement, dated July 15, 2003, between the Company and General Electric Capital Corporation	Form 10-Q 11/14/03	10.1
10.2	Amendment to Master Security Agreement, dated July 31, 2003, between the Company and General Electric Capital Corporation	Form 10-Q 11/14/03	10.2
10.3	Loan Agreement, dated February 13, 2003, by and between the Company and Comerica Bank-California, Inc.	Form 10-K 3/31/03	10.10
10.4	First Amendment to Loan and Security Agreement, dated October 21, 2003, by and between the Company and Comerica Bank	Form 10-Q 11/14/03	10.4
10.5	Second Amendment to Loan and Security Agreement. dated January 22, 2004. by and between the Company and Comerica Bank	Form 10-K 3/15/05	10.6
10.6	Third Amendment to Loan and Security Agreement, dated January 31, 2005, by and between the Company and Comerica Bank	Form 8-K 2/3/05	99.1
10.7	Fourth Amendment to Loan and Security Agreement, dated March 11, 2005, between the Company and Comerica Bank	Form 10-K 3/15/05	10.8

10.8	Amended and Restated Unconditional Guaranty, dated March 11, 2005, to Comerica provided by Safeguard Delaware, Inc. and Safeguard Scientifics, Inc. (Delaware)	Form 10-K 3/15/05	10.9
10.9	Reimbursement and Indemnity Agreement, dated March 11, 2005, by and between the Company, Safeguard Delaware, Inc. and Safeguard Scientifics, Inc. (Delaware)	Form 10-K 3/15/05	10.10
10.10	Waiver and Fifth Amendment to Loan Agreement, dated August 1, 2005, by and between Comerica Bank and Clarient, Inc.	Form 8-K 8/4/05	99.1
10.11	Second Amended and Restated Unconditional Guaranty, dated August 1, 2005, to Comerica Bank provided by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 8-K 8/4/05	99.2
10.12	Reimbursement and Indemnity Agreement, dated August 1, 2005, by Clarient, Inc. in favor of Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 8-K 8/4/05	99.3
10.13	Sixth Amendment to Loan and Security Agreement, dated February 28, 2006, by and between the Company and Comerica Bank	Form 10-K 3/13/06	10.11
10.14	Loan and Security Agreement, dated September 29, 2006, between the Company, Clarient Diagnostic Services, Inc., CLRT Acquisition, LLC and General Electric Capital Corporation	Form 8-K 10/5/06	99.2
10.15	Seventh Amendment to Loan and Security Agreement, dated January 17, 2007, by and between Clarient, Inc. and Comerica Bank	Form 10-Q 5/09/07	10.1
10.16	Third Amended and Restated Unconditional Guaranty, dated January 17, 2007, to Comerica Bank provided by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 10-Q 5/09/07	10.2
10.17	Amended and Restated Reimbursement and Indemnity Agreement, dated January 17, 2007, by Clarient, Inc. in favor of Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 10-Q 5/09/07	10.3
10.18	Consent and First Amendment to Loan and Security Agreement, dated January 17, 2007, by and between Clarient, Inc., Clarient Diagnostic Services, Inc., CLRT Acquisition, LLC and General Electric Capital Corporation	Form 10-Q 5/09/07	10.6
10.19	Common Stock Purchase Warrant, dated January 17, 2007, for 100,000 shares issued to Safeguard Delaware, Inc.	Form 10-Q 5/09/07	10.7
10.20	Common Stock Purchase Warrant, dated January 17, 2007, for 250,000 shares issued to Safeguard Delaware, Inc. (superseded by Common Stock Purchase Warrant, dated April 18, 2007, for 166,667 shares in Exhibit 10.32)	Form 10-Q 5/09/07	10.8
10.21	Eighth Amendment to Loan and Security Agreement, dated February 28, 2007, by and between the Company and Comerica Bank	Form 10-Q 5/09/07	10.4
10.22	Amendment and Affirmation of Guaranty, dated February 28, 2007, to Comerica Bank provided by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 10-Q 5/09/07	10.5

10.23	Consent and Second Amendment to Loan and Security Agreement, dated March 6, 2007, by and between Clarient, Inc., Clarient Diagnostic Services, Inc., CLRT Acquisition, LLC and General Electric Capital Corporation	Form 10-Q 5/09/07	10.13
10.24	Senior Subordinated Revolving Credit Agreement, dated March 7, 2007, by and between Clarient, Inc. and Safeguard Delaware, Inc.	Form 10-Q 5/09/07	10.9
10.25	Common Stock Purchase Warrant, dated March 7, 2007, for 125,000 shares issued to Safeguard Delaware, Inc.	Form 10-Q 5/09/07	10.10
10.26	Common Stock Purchase Warrant, dated March 7, 2007, for 62,500 shares issued to Safeguard Delaware, Inc.	Form 10-Q 5/09/07	10.11
10.27	Form of Common Stock Purchase Warrant to be issued to Safeguard Delaware, Inc. (for that number of shares to be determined in connection with usage by the Company under the Senior Subordinated Revolving Credit Agreement by and between Clarient, Inc. and Safeguard Delaware, Inc.)	Form 10-Q 5/09/07	10.12
10.28	First Amendment to Amended and Restated Reimbursement and Indemnity Agreement, dated March 6, 2007, by Clarient, Inc. in favor of Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 10-K 4/01/08	10.28
10.29	Third Amendment to Loan and Security Agreement, dated March 14, 2007, by and between the Company, Clarient Diagnostic Services, Inc., CLRT Acquisition, LLC and General Electric Capital Corporation	Form 10-Q 5/09/07	10.14
10.30	Ninth Amendment to Loan and Security Agreement, dated March 15, 2007, by and between Clarient, Inc. and Comerica Bank	Form 10-Q 5/09/07	10.16
10.31	Affirmation of Guaranty, dated March 15, 2007, to Comerica Bank provided by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 10-Q 5/09/07	10.17
10.32	Common Stock Purchase Warrant, dated April 18, 2007, for 166,667 shares issued to Safeguard Delaware, Inc.	Form 10-Q 5/09/07	10.15
10.33	Fourth Amendment and Waiver to Loan and Security Agreement dated October 20, 2007, by and among Clarient, Inc., Clarient Diagnostic Services, Inc. and General Electric Capital Corporation	Form 8-K 11/05/07	99.1
10.34	Tenth Amendment and Waiver to Loan Agreement, dated November 1, 2007 by and between Comerica Bank and Clarient, Inc.	Form 8-K 11/05/07	99.2
10.35	Amended and Restated Loan Agreement dated February 28, 2008, by and between Clarient, Inc. and Comerica Bank	Form 10-K 4/01/08	10.35
10.36	Affirmation of Guaranty, dated February 28, 2008, to Comerica Bank provided by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 10-K 4/01/08	10.36
10.37	Amended and Restated Senior Subordinated Revolving Credit Agreement, dated March 14, 2008, by and between Clarient, Inc. and Safeguard Delaware, Inc.	Form 8-K 3/17/08	10.1
10.38	Form of Common Stock Purchase Warrant to be issued pursuant to the Amended and Restated Senior Subordinated Credit Agreement, dated March 14, 2008	Form 8-K 3/17/08	10.3

10.39	Securities Purchase Agreement, dated June 13, 2002, by and between the Company, Safeguard Delaware, Inc. and Safeguard Scientifics, Inc.	Form 8-K 6/17/02	99.1
10.40	Registration Rights Agreement, dated June 13, 2002, by and between the Company and Safeguard Delaware, Inc.	Form 8-K 6/17/02	99.3
10.41	Form of Warrant to Purchase Shares of Common Stock	Form 8-K 6/17/02	4.2
10.42	Form of Amended and Restated Stock Purchase Warrant dated June 13, 2002	Form 8-K 6/17/02	4.1
10.43	Securities Purchase Agreement, dated February 26, 2003, by and between the Company and Safeguard Delaware, Inc.	Form 8-K 2/28/03	99.1
10.44	Registration Rights Agreement, dated February 26, 2003, by and between the Company and Safeguard Delaware, Inc.	Form 8-K 2/28/03	99.2
10.45	Securities Purchase Agreement, dated February 10, 2004, by and between the Company and Safeguard Delaware, Inc.	Form 8-K 2/12/04	99.2
10.46	Registration Rights Agreement, dated February 10, 2004, by and between the Company and Safeguard Delaware, Inc.	Form 8-K 2/12/04	99.4
10.47	Securities Purchase Agreement, dated March 25, 2004, by and among the Company and the purchasers' signatories thereto	Form 8-K 4/1/04	99.1
10.48	Registration Rights Agreement, dated March 25, 2004, by and among the Company and the investors' signatories thereto	Form 8-K 4/1/04	99.2
10.49	Amended and Restated Common Stock Purchase Warrant, dated March 25, 2004, issued to Safeguard Delaware, Inc.	Form 10-Q 5/10/04	10.3
10.50	Form of Warrant issued March 31, 2004 by the Company	Form 8-K 4/1/04	99.3
10.51	Warrant to Purchase 50,000 Shares of Common Stock, dated August 1, 2005, issued to Safeguard Scientifics (Delaware), Inc.	Form 8-K 8/4/05	99.4
10.52	Securities Purchase Agreement, dated November 8, 2005, by and among the Company and the investors named therein	Form 8-K 11/9/05	99.1
10.53	Registration Rights Agreement, dated November 8, 2005, by and among the Company and the investors named therein	Form 8-K 11/9/05	99.2
10.54	Form of Common Stock Purchase Warrant, dated November 8, 2005, issued pursuant to Securities Purchase Agreement	Form 8-K 11/9/05	99.3
10.55	Securities Purchase Agreement, dated September 22, 2006, by and between the Company and Safeguard Delaware, Inc.	Form 8-K 9/25/06	10.1
10.56	Form of Common Stock Warrant, dated September 22, 2006, to be issued pursuant to the Securities Purchase Agreement	Form 8-K 9/25/06	10.2
10.57	Registration Rights Agreement, dated March 14, 2008, by and among Clarient, Inc., Safeguard Delaware, Inc., Safeguard Scientifics, Inc., and Safeguard Scientifics (Delaware), Inc.	Form 8-K 3/17/08	10.2
10.58*	Employment Agreement dated as of January 10, 2001 between the Company and Jose de la Torre-Bueno	Form 10-K 4/2/01	10.4

10.59*	Employment Agreement dated as of March 19, 2003 between the Company and Karen K. Garza	Form 10-K 3/15/05	10.30
10.60*	Employment Agreement dated as of June 18, 2004 between the Company and Ronald A. Andrews	Form 10-Q 8/9/04	10.8
10.61*	Employment Agreement dated as of August 2, 2004 between the Company and Dr. Kenneth J. Bloom	Form 10-Q 11/9/04	10.11
10.62*	Employment Letter dated as of February 28, 2005 between the Company and David J. Daly	Form 10-K 3/15/05	10.32
10.63*	Employment Agreement between Clarient and James V. Agnello dated May 31, 2006	Form 8-K 6/1/06	99.2
10.64*	Separation Agreement, dated as of May 25, 2007, by and between Clarient, Inc. and Heather Creran	Form 10-K 4/01/08	10.64
10.65*	Separation Agreement, dated as of October 1, 2007, by and between Clarient, Inc. and Karen Garza	Form 8-K 10/05/07	99.2
10.66*	Separation Agreement, dated as of October 1, 2007, by and between Clarient, Inc. and Jose de la Torre-Bueno	Form 8-K 10/05/07	99.3
10.67*	Services Agreement, dated as of October 1, 2007, by and among Clarient, Inc., Safeguard Scientifics, Inc. and Michael Pellini	Form 8-K 10/05/07	99.4
10.68	Consulting Agreement dated as of April 8, 2005 between the Company and Dr. Richard J. Cote	Form 8-K 4/15/05	10.1
10.69*	Compensation Summary—Non-employee Directors	Form 10-K 3/27/07	10.20
10.70*	1996 Equity Compensation Plan, as amended	Form 10-Q 11/9/04	10.12
10.71*	Form of Option Award Certificate	Form 8-K 12/1/04	10.1
10.72*	Form of Stock Option Grant Certificate to be used in connection with 2006 option grants to certain management level employees	Form 8-K 3/2/06	99.2
10.73*	2007 Incentive Award Plan	Form 8-K 6/29/07	99.1
10.74*	Form of Stock Option Agreement (in connection with 2007 Incentive Award Plan)	Form 8-K 7/16/07	99.1
10.75*	Form of Restricted Stock Award (in connection with 2007 Incentive Award Plan)	Form 8-K 11/20/07	99.1
10.76	Facility Lease between the Company and 31 Columbia, Inc. dated July 20, 2005	Form 10-Q 8/8/05	10.2
10.77	Assignment Agreement and Bill of Sale between the Company and Med One Capital, inc. dated March 1, 2006	Form 10-K 3/13/06	10.45
10.78	Assignment Agreement and Bill of Sale between the Company and Med One Capital, inc. dated August 31, 2006	Form 8-K 9/1/06	99.1

10.79	Asset Purchase Agreement, dated June 19, 2006, by and among Clarient, Inc., CLRT Acquisition, LLC, Trestle Holdings Inc. and Trestle Acquisition Corp.	Form 8-K 6/20/06	10.1
10.80	Second Loan Agreement, dated June 19, 2006 by and among Clarient, Inc. Trestle Holdings Inc. and Trestle Acquisition Corp.	Form 8-K 6/20/06	10.2
10.81	Commitment Letter from Safeguard Scientifics, Inc. dated as of June 19, 2006	Form 8-K 6/20/06	10.3
10.82	Second Amendment to Amended and Restated Loan Agreement by and between Comerica Bank and Clarient, Inc., dated as of March 21, 2008	Form 10-K 4/01/08	10.82
21	Subsidiaries of the Registrant	Form 10-K 4/01/08	21
23	Consent of Independent Registered Public Accounting Firm—KPMG LLP	Form 10-K 4/01/08	23
31.1†	Certification of Ronald A. Andrews pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934	—	—
31.2†	Certification of James V. Agnello pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934	—	—
32.1†	Certification of Ronald A. Andrews pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—
32.2†	Certification of James V. Agnello pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—

†
Filed herewith

*
These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or executive officers of the Registrant may participate.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K on Form 10-K/A to be signed on its behalf by the undersigned; thereunto duly authorized, in Aliso Viejo, California on April 29, 2008.

CLARIENT, INC.
By:	/s/ RONALD A. ANDREWS Ronald A. Andrews Chief Executive Officer

QuickLinks

TABLE OF CONTENTS
PART III
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
Fiscal Year 2007 & 2006 Summary Compensation Table
Fiscal Year 2007 Grants of Plan-Based Awards
Outstanding Equity Awards at Fiscal Year End 2007
Fiscal Year 2007 Director Compensation
Potential Payments Upon Termination or Change of Control
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accounting Fees and Services
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES