Form 10-Q
period 2008-03-31
CLARIENT, INC
filed 2008-05-16
CIK 1038223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding at April 25, 2008
Common Stock, $0.01 par value per share	72,276,438 shares

CLARIENT, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CLARIENT, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$3,139	$1,516
Accounts receivable, net of allowance for doubtful accounts of $2,880 and $3,370 at March 31, 2008 and December 31, 2007, respectively	13,767	12,020
Inventories	773	740
Prepaid expenses and other current assets	544	1,006
Total current assets	18,223	15,282
Property and equipment, net	11,672	10,997
Other assets	387	339
Total assets	$30,282	$26,618
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Revolving lines of credit	$9,000	$13,997
Related party line of credit, net of discount	9,621	1,737
Accounts payable	3,876	2,915
Accrued payroll	2,200	1,916
Accrued expenses	3,742	4,327
Current maturities of capital lease obligations	86	1,510
Total current liabilities	28,525	26,402
Long-term capital lease obligations	233	906
Deferred rent and other non-current liabilities	4,074	4,099

Commitments and contingencies

Stockholders’ deficit:
Common stock $0.01 par value, authorized 100,000,000 shares, issued and outstanding 72,182,757 and 72,066,783 at March 31, 2008 and December 31, 2007, respectively	722	721
Additional paid-in capital	142,932	139,758
Accumulated deficit	(146,111)	(145,177)
Accumulated other comprehensive loss	(93)	(91)
Total stockholders’ deficit	(2,550)	(4,789)
Total liabilities and stockholders’ deficit	$30,282	$26,618

See accompanying notes to condensed consolidated financial statements.

CLARIENT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenue	$15,886	$8,829
Cost of revenue	6,095	5,076
Gross profit	9,791	3,753

Selling, general and administrative expenses	9,934	7,015
Loss from operations	(143)	(3,262)
Interest expense	319	395
Interest expense to related parties	476	493
Other income, net	(4)	(65)
Loss from continuing operations before income taxes	(934)	(4,085)
Income taxes	—	23
Loss from continuing operations	(934)	(4,108)
Income from discontinued operations	—	5,397
Net income (loss)	$(934)	$1,289

Basic and diluted net income (loss) per common share:
Loss from continuing operations	$(0.01)	$(0.06)
Income from discontinued operations	—	0.08
Net income (loss)	$(0.01)	$0.02

Weighted average number of common shares outstanding	72,070,169	71,273,016

See accompanying notes to condensed consolidated financial statements.

CLARIENT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(934)	$1,289
(Income) from discontinued operations	—	(5,397)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	869	803
Amortization of deferred financing and offering costs	112	23
Provision for doubtful accounts	1,436	161
Amortization of warrants	191	349
Stock-based compensation	279	587
Changes in operating assets and liabilities:
Accounts receivable, net	(3,183)	(1,016)
Inventories	(33)	80
Prepaid expenses and other assets	302	(177)
Accounts payable	962	(1,990)
Accrued payroll	284	124
Accrued expenses	(450)	45
Deferred rent and other non-current liabilities	(25)	158
Cash flows from operating activities of discontinued operations	—	(802)
Net cash used in operating activities	(190)	(5,763)

Cash flows from investing activities:
Additions to property and equipment	(1,544)	(594)
Proceeds from sale of discontinued operations, net of selling costs	—	10,350
Cash flows used in investing activities of discontinued operations	—	(132)
Net cash (used in) provided by investing activities	(1,544)	9,624

Cash flows from financing activities:
Proceeds from exercise of stock options	33	164
Borrowings on long-term debt, including capital lease obligations	322	—
Repayments on long-term debt, including capital lease obligations	(2,419)	(431)
Borrowings on revolving lines of credit	10,543	8,788
Repayments on revolving lines of credit	(15,540)	(7,756)
Borrowings on related party debt	10,420	—
Cash flows from financing activities of discontinued operations	—	(230)
Net cash provided by financing activities	3,359	535

Effect of exchange rate changes on cash and cash equivalents	(2)	(1)

Net increase in cash and cash equivalents	1,623	4,395

Cash and cash equivalents at beginning of period	1,516	448

Cash and cash equivalents at end of period	$3,139	$4,843

Supplemental disclosure of cash flow information:
Cash paid for interest	$372	$525
Cash paid for income taxes	$—	$23
Non cash financing activities - issuance of warrants in connection with borrowings from related party	$2,727	$273

See accompanying notes to condensed consolidated financial statements.

CLARIENT, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)           Basis of Presentation and Liquidity

These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. All such adjustments are of a normal, recurring nature. Certain amounts have been reclassified to confirm to the current year presentation. The results of operations for any interim period are not necessarily indicative of the results to be obtained for a full fiscal year.

The Company’s financial statements have been prepared on a going-concern basis, which assumes that the Company will have sufficient resources to pay its obligations as they become due during the next twelve months and do not reflect adjustments that might result if we were not to continue as a going concern. The Company has incurred operating losses in every year since inception, its accumulated deficit as of March 31, 2008 was $146.1 million and stockholders’ deficit was $2.6 million. The Company also has a working capital deficiency of $10.3 million at March 31, 2008. The Company has a history of operating losses and negative cash flows from operations, and future profitability is uncertain. In addition, the Company has not had a history of complying with the covenants within its credit agreements. Also, in order to comply with the covenants in the current debt agreement, the Company must achieve operating results at levels not historically achieved by the Company. Although previous defaults under the Company’s credit facilities were waived and the Company has agreed to a new financial covenant relating to tangible net worth in its credit facility with Comerica Bank for 2008, there can be no assurance that the Company will be able to maintain compliance with this and other covenants contained in its credit facilities. Failure to maintain compliance with the financial covenants in the Company’s Comerica Facility would constitute an event of default under that facility and a cross-default under the New Mezzanine Facility. Absent a waiver from both lenders, borrowings under both facilities would become immediately due and payable. See Note 8 “Lines of Credit” for discussion of these facilities.  The Company does not currently have the ability to repay borrowings under these facilities. Should the Company’s sources of funding be inadequate, management’s plans would include seeking waivers from existing lending sources, pursuing additional sources of funding, or curtailment of expenses. There can be no assurance that the Company will be able to fully access existing financing sources or obtain additional debt or equity financing when needed or on terms that are favorable to the Company and its stockholders, or will be able to obtain waivers from its lenders in the event of non-compliance with its debt covenants. As a result, there is a substantial doubt about the Company’s ability to continue as a going concern.

Recent Accounting Pronouncements.

In September 2006, the FASB issued SFAS 157 which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008 the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 related to financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements. The Company is currently evaluating the impact, if any, that SFAS 157 may have on its consolidated financial statements related to non-financial assets and liabilities.

In November 2007, the EITF issued a consensus on EITF 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). The Task Force reached a consensus on how to determine whether an arrangement constitutes a collaborative arrangement, how costs incurred and revenue generated on sales to third parties should be reported by the partners to a collaborative arrangement in each of their respective income statements, how payments made to or received by a partner pursuant to a collaborative arrangement should be presented in the income statement, and what participants should disclose in the notes to the financial statements about a collaborative arrangement. This Issue shall be effective for annual periods beginning after December 15, 2008. Entities should report the effects of applying this Issue as a change in accounting principle through retrospective application to all periods to the extent practicable. Upon application of this Issue, the following should be disclosed: a) a description of the prior-period information that has been retrospectively adjusted, if any, and b) the effect of the change on revenue and operating expenses (or other appropriate captions of changes in the applicable net assets or performance indicator) and on any other affected financial statement line item. The Company is currently evaluating the impact, if any, of the adoption of EITF 07-1 on its consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (“SFAS 141(R)”). This statement requires an acquiror to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141(R) replaces the cost-allocation process of SFAS No. 141, “Business Combinations” (“SFAS 141”) which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. This statement applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Earlier adoption is prohibited.

(2)           Discontinued Operations

On March 8, 2007, the Company sold its instrument systems business, consisting of certain tangible assets, inventory, intellectual property (including the Company’s patent portfolio and the ACIS and ChromaVision trademarks), contracts and other assets used in the operations of the instrument systems business (the “Technology business”) to Carl Zeiss MicroImaging, Inc. and one of its subsidiaries (collectively, “Zeiss”) for an aggregate purchase price of $12.5 million, consisting of $11.0 million in cash and up to an additional $1.5 million in contingent purchase price, subject to satisfaction of certain post-closing conditions relating to intellectual property (the “ACIS Sale”). As part of the transaction, the Company entered into a license agreement with Zeiss pursuant to which Zeiss granted the Company a non-exclusive, perpetual and royalty-free license to certain of the transferred patents, copyrights and software code for use in connection with imaging applications (excluding sales of imaging instruments) and the Company’s laboratory services business. The acquisition agreement also contemplates that the Company and Zeiss will each invest up to $3 million in cash or other in-kind contributions to pursue a joint development arrangement with respect to rare event detection. The acquisition agreement contemplated that the parties would cooperate to enter into a definitive agreement with respect to such an arrangement within 120 days following the closing date, which was extended to October 31, 2007. The Company has not commenced any projects or entered into any definitive agreements in connection with such plan as of March 31, 2008. The Company has no obligation to invest any cash or other in-kind contributions should the parties be unable to agree upon terms for such a definitive agreement.

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

Stock-based compensation related to continuing operations recognized in the Condensed Consolidated Statements of Operations is as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Cost of revenue	$12	$12
Selling, general and administrative expense	267	575

Total stock-based compensation expense	$279	$587

The Company’s 1996 Stock Option Plan expired on December 11, 2006.  At the Company’s annual meeting on June 27, 2007, the stockholders voted in favor to approve the Company’s 2007 Incentive Award Plan (the “2007 Plan”).  The 2007 Plan provides for the grant of incentive stock options and nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, performance bonus awards and performance-based awards. The maximum numbers of shares of Company common stock available for issuance under the 2007 Plan is the sum of 4,000,000 shares plus any shares which are subject to awards under the Company’s 1996 Stock Option Plan as of the effective date of the 2007 Plan that terminate, expire or lapse for any reason.

During the three months ended March 31, 2008 the Company granted 660,000 options under the 2007 Plan.  The options have four-year vesting terms, and ten-year contractual lives.  The fair value of $0.9 million for these stock-based awards was estimated at the date of grant using the Black-Scholes option-pricing model. The risk-free rate of 2.5% was based on the U.S. Treasury yield curve in effect at the end of the quarter. The expected term of 5 years was estimated using the historical exercise behavior of option holders. The expected volatility of 79.6% was based on historical price volatility, measured using weekly price observations of the Company’s common stock for a period equal to the stock option’s expected term.  The Company estimates forfeitures of stock options using the historical exercise behavior of its employees. For purposes of this estimate the Company identified two groups of employees and estimated the forfeiture rates for these groups to be 5% and 8% for the first quarter of 2008.

The Company’s 1996 Stock Option Plan expired on December 31, 2006, therefore no options were granted during the first quarter of 2007.

(4)           Net Income (Loss) Per Share

Basic and diluted income (loss) per common share is calculated by dividing net income (loss) by the weighted average common shares outstanding during the period. Stock options, restricted stock and warrants to purchase an aggregate of 12,008,101 and 12,696,596 shares of common stock were outstanding as of March 31, 2008 and 2007, respectively. These common stock equivalents were not included in the computation of diluted earnings per share for either of the three months ended March 31, 2008 or 2007, because the Company incurred a net loss from continuing operations in all periods presented and hence, the impact would be anti-dilutive.

(5)           Comprehensive Income (Loss)

The total comprehensive income (loss) is summarized as follows (in thousands):

	Three Months Ended March 30,
	2008	2007
Net income (loss)	$(934)	$1,289
Foreign currency translation adjustment	(2)	(1)
Comprehensive income (loss)	$(936)	$1,288

(6)           Business Segment

The Company operates primarily in one business segment engaged in the delivery of critical oncology testing services to community pathologists, biopharmaceutical companies and other researchers. Substantially all revenues are generated within the United States of America.

(7)           Stock Transactions

Due to its beneficial ownership of approximately 59% of the Company’s outstanding common stock, Safeguard Scientifics, Inc., has the power to elect all of the directors of the Company, although Safeguard has contractually agreed with the Company that a majority of the board of directors will consist of individuals not specifically designated by Safeguard. The Company has given Safeguard contractual rights enabling it to exercise significant control over the Company.

(8)           Lines of Credit

The Company currently has a $12.0 million revolving credit agreement with Comerica Bank, which was amended and restated on February 28, 2008 to extend the maturity to February 2009 (the “Comerica Facility”). Borrowings under the Comerica Facility totaled $9.0 million at March 31, 2008 and are being used for working capital purposes, and the remaining availability under the Comerica Facility was used to obtain a $3.0 million stand-by letter of credit for the landlord of the Company’s leased facility in Aliso Viejo, California. The Comerica Facility matures on February 26, 2009, and, as of March 31, 2008, the Company had no additional availability under the Comerica Facility.

During 2007 and prior to the amendment and restatement on February 28, 2008, borrowings under the Comerica Facility bore interest at the prime rate minus 0.5% and included one financial covenant related to tangible net worth. Under the amended and restated Comerica Facility, at the Company’s option, borrowings will bear interest at the prime rate minus 0.5%, or a rate equal to the London Interbank Offered Rate (“LIBOR”) plus 2.45%, provided, however, that upon the achievement of certain financial performance metrics the rate will decrease by 0.25%.

The Company was not in compliance with the minimum tangible net worth covenant as of December 31, 2007 (and in certain prior periods), and, on March 21, 2008, the Company obtained a waiver from Comerica Bank with respect thereto. Under the terms of the amended Comerica Facility, the Company is required to maintain a minimum tangible net worth, which is defined as the sum of capital stock and additional paid in capital, plus retained earnings (or minus accumulated deficit), minus intangible assets, of the following amounts: ($6,500,000) for the period from January 1, 2008 through March 31, 2008, ($8,000,000) for the period April 1, 2008 through June 30, 2008, ($9,000,000) for the period from July 1,

2008 through September 30, 2008, ($9,500,000) for the period from October 1, 2008 through December 31, 2008 and ($9,500,000) plus 50% of profits (profit recapture) thereafter. Comerica has agreed that the carrying value of any unexercised warrants recognized in the Company’s consolidated financial statements will be considered as tangible net worth for the purposes of determining compliance with the Comerica Facility debt covenants. Safeguard guarantees borrowings under the Comerica Facility in exchange for an annual fee of 0.5% of the amount guaranteed and an amount equal to 4.5% per annum of the daily-weighted average principal balance outstanding ($12.0 million as of March 31, 2008, inclusive of the above-referenced letter of credit). Additionally, under the Comerica Facility we are required to pay Safeguard a quarterly usage fee of 0.875% of the amount by which the daily average principal balance outstanding under the Comerica Facility exceeds $5.5 million. We also issued warrants to Safeguard in January 2007 as consideration for their guarantee as follows: warrants to purchase 100,000 shares for an exercise price of $0.01 (as a commitment fee for Safeguard’s guarantee) and warrants to purchase 166,667 shares for an exercise price of $1.64 (as a maintenance fee for Safeguard’s guarantee). The Company recorded $337,000 of interest expense related to these warrants which is the full fair value of the warrants determined under the Black-Scholes option pricing model. The full fair value of the warrants was expensed in the quarter ended March 31, 2007, since, at the time the warrants were issued, the line of credit was to expire within the same quarter. The Safeguard guarantee was also extended along with the renewal of Comerica Facility on February 28, 2008 under the same terms as the 2007 extension. No additional warrants were issued as part of the 2008 extended guarantee. The total usage fees expensed for the three months ended March 31, 2008 and 2007 were $167,000 and $48,000 respectively, and are included under interest expense to related parties within the Condensed Consolidated Statements of Operations.

GE Capital Line of Credit.

On September 29, 2006, the Company entered into a Loan and Security Agreement with GE Capital (the “GE Capital Facility”). The financing arrangement consisted of a senior secured revolving credit facility pursuant to which the Company could borrow up to $5.0 million, subject to adjustment. Borrowings under the credit agreement could not exceed 85% of the Company’s qualified accounts receivable after application of certain liquidity factors and deduction of certain specified reserves, and repaid daily by a sweep of the Company’s cash-collections lockbox. The credit agreement included an annual collateral monitoring fee of $12,000. The interest rate under the GE Capital Facility was based on the lower of the one-month LIBOR, plus 3.25% or prime rate, plus 0.5%. The credit agreement provided for a prepayment fee of 2.0% of the commitment amount if terminated during the first year and 1.0% of the commitment amount if terminated any time thereafter prior to the maturity date. The GE Capital Facility had a two-year term and was secured by the diagnostic services business accounts receivable, along with all of the other assets of the Company and its subsidiaries. As of December 31, 2007, the Company was not in compliance with the GE Capital Facility minimum tangible net worth covenant, which was the same as described above for the Comerica loan agreement. However, the Company repaid all indebtedness under the GE Capital Facility on March 17, 2008 in conjunction with the New Mezzanine Facility discussed below. The Company expensed loan costs in the amount of $46,000 and $15,000 during the three months ended March 31, 2008 and 2007, respectively. The Company also incurred loan payoff costs of $50,000 that were expensed during the three months ended March 31, 2008.

Safeguard Mezzanine Financing.

On March 7, 2007, the Company entered into a senior subordinated revolving credit facility with Safeguard (the “Initial Mezzanine Facility”). The Initial Mezzanine Facility originally provided the Company up to $12.0 million in working capital funding, but was reduced by $6.0 million as a result of the ACIS Sale. Borrowings under the Initial Mezzanine Facility bore interest at an annual rate of 12%. In connection with the Initial Mezzanine Facility, the Company issued to Safeguard: (1) warrants to purchase 125,000 shares of the Company’s common stock with an exercise price of $0.01 per share, expiring March 7, 2011; (2) warrants to purchase 62,500 shares of common stock with an exercise price of $1.39 per share (reflecting a 15% discount to the trailing 10-day average closing price of our common stock prior to March 7, 2007), expiring March 7, 2011; and (3) four-year warrants to purchase an aggregate of 93,750 shares of common stock for an exercise price of $0.01 per share in connection with borrowings that the Company made thereunder. The fair value of the warrants of $273,000 related to the warrants for 125,000 and 62,500 shares, was determined under the Black-Scholes option pricing model. The costs related to these warrants are being recognized over the term of the line of credit agreement. The Company expensed $37,000 and $12,000, related to these warrants during the three months ended March 31, 2008 and 2007, respectively. Prior to the refinancing of the Initial Mezzanine Facility described below, the Company borrowed an aggregate of $3.0 million under the Initial Mezzanine Facility in the fourth quarter of 2007 and the first quarter of 2008 and, in accordance with the terms of the Initial Mezzanine Facility, issued to Safeguard warrants to purchase 93,750 shares for an exercise price of $0.01 per share in connection with these borrowings.  The fair value of these warrants (an aggregate of $185,000) was determined under the Black-Scholes pricing model and will be recognized over the term of the line of credit agreement. The Company expensed $33,000 related to these warrants during the three months ended March 31, 2008.

On March 14, 2008, the Company entered into an amended and restated senior subordinated revolving credit facility with Safeguard (the “New Mezzanine Facility”) to refinance, renew and expand the Initial Mezzanine Facility. The New Mezzanine Facility, which has a stated maturity date of April 15, 2009, provides the Company access to up to $21.0 million in working capital funding. Borrowings under the New Mezzanine Facility will bear interest at an annual rate of 12%. As of March 31, 2008, the Company had outstanding indebtedness of approximately $12.4 million under the New Mezzanine Facility. Proceeds from the New Mezzanine Facility were used to refinance indebtedness under the Initial Mezzanine

Facility, for working capital purposes and to repay in full and terminate the GE Capital Facility and certain related equipment lease obligations. In connection with the New Mezzanine Facility, the Company issued to Safeguard five-year warrants to purchase 1,643,750 shares of common stock with an exercise price of $0.01 per share, which included warrants to purchase 93,750 shares, which were the subject of amounts that had not been drawn under the Initial Mezzanine Facility. The fair value of the warrants (an aggregate of $2.7 million) was determined under the Black-Scholes model and will be recognized over the term of the line of credit agreement. The risk-free rate of 3.5% was based on the U.S. Treasury yield curve in effect at the time of the transaction. The expected volatility of 79.6% was based on historical price volatility, measured using weekly price observations of the Company’s common stock for a period equal to the expected term. The Company expensed $121,000 related to these warrants during the three months ended March 31, 2008. In addition, under the New Mezzanine Facility, the Company is required to issue to Safeguard an aggregate of an additional 2,200,000 warrants in four equal and separate tranches if the balance of the New Mezzanine Facility has not been reduced to $6.0 million on or prior to May 1, July 1, September 1, and November 1, 2008.  The fair value of any warrants issued in conjunction with the Initial Mezzanine Facility and New Mezzanine Facility are initially presented in the accompanying balance sheets as a discount on the related party line of credit and additional paid-in-capital after consideration of the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  The discount is then accreted to interest expense to related parties in the accompanying statements of operations.

The New Mezzanine Facility includes certain restrictive covenants, including (a) requirement to obtain approval from lender for new financing agreements or other significant transactions, (b) requirement to comply with other covenants in any note including the Comerica Facility, and (c) a liquidity event would constitute an event of default.  Failure to maintain compliance with the Comerica Facility would constitute an event of default under this facility.  Absent a waiver from both lenders, borrowings under both facilities would become immediately due and payable.

The following table summarizes the Company’s total debt as of March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008	December 31, 2007
Comerica Facility	$9,000	$9,000
GE Capital Facility	—	4,997
Initial Mezzanine Facility	—	2,000
New Mezzanine Facility	12,420	—
Capital lease obligations	319	2,416
Subtotal	21,739	18,413
Less: unamortized discount on Mezzanine Facilities	(2,799)	(263)
Total debt, including capital lease obligations, net of discount	18,940	18,150
Less: current portion of long-term debt	(18,707)	(17,244)
Total long-term debt, including capital lease obligations	$233	$906

(9)           Equipment Financing

In June 2004, the Company entered into a master lease agreement with GE Capital for capital equipment financing of diagnostic services (laboratory) related equipment. The Company financed $2.0 million in 2005 and $2.3 million in 2006 of diagnostic services equipment under this arrangement, which were recorded as capital lease obligations. During 2007, several of the leases entered into during 2004 began to mature at which time the Company exercised its right under the master lease agreement to purchase the equipment at its current fair market value of $519,000. The Company elected to refinance $449,000 of this equipment with GE Capital, which was recorded as capital lease obligations. Each financing had a term of 24 months and a bargain-purchase option at maturity. On March 17, 2008, the Company paid off and terminated all amounts financed under the master lease agreement with proceeds from borrowings under the New Mezzanine Facility. The payoff amount was $2.9 million, which included residual balances, taxes, and miscellaneous closing fees. The Company has a number of outstanding equipment leases with other providers as of March 31, 2008.

The Company’s capital lease obligations as of March 31, 2008 are as follows (in thousands):

Fiscal Year:
Remainder of 2008	$90
2009	138
2010	138
2011	23
Subtotal	389
Less: interest	(70)
Total	319
Less: current portion	(86)
Capital lease obligations, excluding current portion	$233

(10)         Commitments and Contingencies

Voluntary Employee Retirement 401(k) Plan.  The Company has a voluntary employee retirement 401(k) plan available to all full time employees 21 years or older. The plan provides for a matching of the employee’s contribution to the plan for 33.3% of the first 6% of the employee’s annual compensation. The Company’s matching contributions were approximately $45,000 and $43,000 for the three months ended March 31, 2008 and 2007, respectively.

Operating Lease Commitment.  The Company utilizes various operating leases for office space and equipment. The Company entered into a lease agreement dated as of July 20, 2005 for a mixed-use building with approximately 78,000 square feet in Aliso Viejo, California. The lease commenced on December 1, 2005 with an initial term of 10 years and an option to extend the lease term for up to two additional five-year periods. The initial annual base rent was approximately $0.5 million. The annual base rent was increased to approximately $1.0 million on June 1, 2006 and as the Company occupies additional square footage, will increase to approximately $1.4 million on December 1, 2008. The base rent is increased 3% annually effective on December 1 of each year beginning in 2006. The Company is also responsible for payments of common area operating expenses for the premises. The landlord agreed to fund approximately $3.5 million of tenant improvements toward design and construction costs associated with the build-out of the facility of which the landlord has reimbursed the Company $3.3 million through March 31, 2008. Such costs are capitalized as leasehold improvements and amortized over the shorter of their estimated useful lives or the remaining lease term, while the reimbursement is recorded to deferred rent and recovered ratably over the term of the lease.

At March 31, 2008, future minimum lease payments for all operating leases are as follows (in thousands):

Fiscal year:
Reminder of 2008	$944
2009	1,524
2010	1,557
2011	1,586
2012	1,618
Thereafter	4,777
$12,006

The Company subleases portions of its facility. Expected future minimum sublease receipts to the Company as of March 31, 2008 are as follows (in thousands):

Fiscal year:
Reminder of 2008	$(414)
2009	(585)
2010	(327)
2011	(282)
2012	(292)
Thereafter	(98)
$(1,998)

(11)         Income Taxes

The Company’s consolidated income tax expense was $0 for the three months ended March 31, 2008 and 2007, respectively. The Company has recorded a full valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the net operating loss benefit that would have been recognized in 2008 was offset by a valuation allowance.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) which had no impact on the Company’s consolidated statements of operations and financial position.  During the quarter ended March 31, 2008, the Company had no material changes in uncertain tax positions.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. Tax years 2004 and forward remain open for examination for federal tax purposes and tax years 2003 and forward remain open for examination for purposes of the Company’s more significant state tax jurisdictions. To the extent utilized in future years’ tax returns, net operating loss and capital loss carryforwards at December 31, 2007 will remain subject to examination until the respective tax year of utilization is closed.

(12)         Legal Proceedings

The Company is not a party to any material pending legal proceedings, the adverse outcome of which, individually or in the aggregate, management believes would have a material adverse effect on the Company’s business, financial condition or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industries in which we operate and other matters, as well as management’s beliefs and assumptions and other statements regarding matters that are not historical facts. These statements include, in particular, statements about our plans, strategies and prospects. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our forward-looking statements are subject to risks and uncertainties. Factors that might cause actual results to differ materially, include, but are not limited to, our ability to obtain additional financing on acceptable terms or at all, our ability to continue to develop and expand our services business, our ability to expand and maintain a successful sales and marketing organization, continuation of favorable third-party payor coverage and reimbursement for tests performed by us, our ability to maintain compliance with financial and other covenants in our credit facilities, the reaction of third parties to our “going concern” audit opinion and the impact it may have on our operations, whether the conditions to payment of all or any portion of the $1.5 million of contingent consideration from the sale of our technology business to Carl Zeiss MicroImaging, Inc. are satisfied, unanticipated expenses or liabilities or other adverse events affecting cash flow, our ability to successfully develop and market novel markers, including the recently announced Clarient Insight™ Dx Breast Cancer Profile, uncertainty of success in developing any new software applications, failure to obtain Food and Drug Administration clearance or approval for particular applications, our ability to compete with other technologies and with emerging competitors in cell imaging and dependence on third parties for collaboration in developing new tests, and those risks which are discussed in “Risk Factors” below. Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by this cautionary statement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not occur.

Overview and Outlook

Clarient, Inc., a Delaware corporation (“Clarient”, the “Company”, “we”, “us” or “our”), was founded and organized in 1993 and is headquartered in Aliso Viejo, California. We are an advanced oncology diagnostics services company.  Our vision is to improve the lives of those affected by cancer by bringing clarity to a complex disease. Our mission is to be the leader in cancer diagnostics by dedicating ourselves to collaborative relationships with the health care community as we translate cancer discovery and information into better patient care.

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

In 2005, we changed our corporate name and completed the first stage of the transformation of our business from ChromaVision Medical Systems, Inc. (positioned as a medical device provider with a single application) to Clarient (positioned as a technology and services company offering a full menu of advanced tests to assess and characterize cancer). We gathered an experienced group of professionals from the anatomic pathology laboratory and the in-vitro diagnostics businesses to carefully guide this transition. We have achieved rapid growth by commercializing a set of services to provide the community pathologist with the latest in cancer diagnostic technology, anchored by our own proprietary image analysis technology and augmented by other key technologies. In June 2005, we kicked off the second stage of our business strategy when we signed a distribution and development agreement with Dako A/S (“Dako”), a Danish company recognized as a worldwide leader in pathology diagnostics systems. This enabled us to strengthen our legacy position as the leader in cellular digital image analysis with the ACIS® Automated Image Analysis System (“ACIS”) and accelerate our market penetration worldwide.

In 2006, we focused on the execution of our plan to capitalize on the growth of the cancer diagnostics market. We expanded on our base of immunohistochemistry (“IHC”) with the addition of flow cytometry and fluorescent in situ hybridization (“FISH”) molecular testing. These additions positioned Clarient to move beyond solid tumor testing into the important area of leukemia/lymphoma assessment. We also completed a consolidation of our business by moving into a state-of-the-art facility without disruption to our customers.

In March 2007, we entered the third stage of our business strategy by selling our instrument systems business, consisting of certain tangible assets, inventory, intellectual property (including the Company’s patent portfolio and the ACIS and ChromaVision trademarks), contracts and other assets used in the operations of the instrument systems business (the “Technology business”) to Carl Zeiss MicroImaging, Inc. (“Zeiss”), an international leader in the optical and opto-electronics industries (the “ACIS Sale”). The ACIS Sale provided us with additional financial resources to focus our efforts on the most profitable and fastest growing opportunities within our services business. We believe our strength as a leading cancer diagnostics laboratory, our strong commercial reach with cancer-focused pathologists, our unique PATHSiTE™ suite of services, our deep domain expertise and access to robust intellectual property can propel our continued growth through the development of additional tests, unique analytical capabilities and other service offerings.

Our focus is on identifying high-quality opportunities to increase our profitability and differentiate Clarient’s service offerings in this highly competitive market. An important aspect of our strategy is to create near- and long-term, high margin revenue generating opportunities by connecting our medical expertise and our intellectual property with our strong commercial team to commercialize novel diagnostic tests (sometimes also referred to as “novel markers” or “biomarkers”), such as the Clarient Insight™ Dx Breast Cancer Profile which was announced in January 2008. Novel diagnostic tests detect characteristics of an individual’s tumor or disease that, once identified and qualified, allow for more accurate prognosis, diagnosis and treatment. In addition, we are working to identify specific partners and technologies where we can assist in the commercialization of third-party novel diagnostic tests. We believe that broader discovery and use of novel diagnostic tests will clarify and simplify decisions for healthcare providers and the biopharmaceutical industry. The growing demand for personalized medicine has generated a need for these novel diagnostic tests, creating a new market expected to reach $1 billion in three to five years based on our internal estimates.

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

Safeguard Scientifics, Inc. and certain of its subsidiaries own a majority of our outstanding capital stock. We refer to Safeguard Scientifics, Inc and/or its subsidiaries and affiliates, collectively, herein as “Safeguard.”

Key indicators of our financial condition and operating performance

Our business is complex, and management is faced with several key challenges to reach profitability. We made the decision to provide in-house laboratory services in 2004 to give us an opportunity to capture a significant service- related revenue stream from the much broader and expanding cancer diagnostic testing marketplace. We have been experiencing revenue growth since the inception of this business line indicating successful execution of our sales plan and solid market acceptance of our service offerings. Management must manage the growth of this business, particularly the effects such growth has on our billings, collections and business processes. We have yet to reach optimal financial metrics related to cash flow and operating margins due to our limited history in providing lab services.

Selling, general and administrative (SG&A) expenses, including diagnostic services administration, for the three months ended March 31, 2008 were 63% of total revenue, compared to 79% in the prior quarter ended March 31, 2007. We expect an improving trend to continue as our revenues increase, offsetting our expenditures for: 1) selling expenses related to the ramp-up of our sales force responsible for our diagnostics services; 2) administration expenses related to diagnostic services, particularly the costs of pathology services and billing; 3) bad debt expenses primarily for uncollectible patient accounts; and 4) expenses in connection with key business development initiatives focused on targeted cancer therapies in various stages of clinical study.

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

Laboratory services provided for patients with the assistance of automated image analysis technology are eligible for third -party reimbursement under well-established medical billing codes. These billing codes are known as Healthcare Common Procedure Coding Systems (HCPCS) codes and incorporate a coding system know as CPT codes. The billing codes are the means by which Medicare and private insurers identify certain medical services that are provided to patients in the United States. CPT codes are established by the American Medical Association (AMA). The Medicare reimbursement amounts are based on relative values, associated with the CPT codes, and are established by the Centers for Medicare & Medicaid Services (CMS) using a relative value system, with recommendations from the AMA’s Relative Value Update Committee and professional societies representing the various medical specialties.

The following is a summary of Medicare reimbursement rates for certain CPT codes used in our laboratory services:

CPT Code	2007 (1/1/07-12/31/07)	2008 (1/1/08-3/31/08)	Change

88185	$41	$52	27%
88342	107	113	6%
88361	186	186	—
88368	193	229	17%
88367	252	269	7%

The above CPT codes represent a significant portion of the Company’s lab volume.

The current rates were approved for the first six months of 2008 and are subject to further adjustment as of July 1, 2008.

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

Cost of Revenue and Gross Margin.  Cost of revenue includes laboratory personnel, depreciation of laboratory equipment, laboratory supplies and other direct costs such as shipping. Most of our cost of revenue structure is variable, except for staffing and related expenses, which are semi-variable, and depreciation, which is mostly fixed.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses primarily consist of the salaries, benefits and costs attributable to the support of our operations, such as: information systems, executive management, financial accounting, purchasing, administrative and human resources personnel, as well as office space and recruiting, legal, auditing and other professional services. Our current sales resources are targeting community pathology practices and hospitals. The sales process for this business group is designed to understand the customer’s needs and develop appropriate solutions from our range of laboratory service options. In addition, we incur administration costs of senior medical staff, senior operations personnel, billing and collection costs, consultants and legal resources to facilitate implementation and support of our operations. Collection costs are incurred from a combination of in-house services and a third-party billing and collection company that we have engaged to perform these services because of the high degree of technical complexity and knowledge required to effectively perform these operations. These costs are generally incurred as a percentage of amounts collected. During 2008, the Company expects to complete the process of bringing the billing and collection process entirely in-house. The Company expects this will result in expense reductions in selling, general and administrative expense. Bad debt expense resulting primarily from uncollectible patient accounts is also a component of selling, general and administrative expenses.

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

Management believes that the following estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates that are inherently uncertain.

Revenue Recognition

Revenue for our diagnostic services is recognized at the time of completion of services at amounts equal to the contractual rates allowed from third parties, including Medicare and insurance companies. These expected amounts are based both on Medicare allowable rates and on our collection experience with other third-party payors. Because of the requirements and nuances of billing for laboratory services, we generally invoice amounts that are greater than those allowable for payment. The differences between the amounts we bill and the amounts we expect to be paid are described as contractual discounts. We recognize revenue for the amount billed, net of these contractual discounts.

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

Three Months Ended March 31, 2008 Compared with Three Months Ended March 31, 2007

The following table presents our results of operations as percentages of revenues:

	Percentage of Revenue Three months ended March 31,
	2008	2007
Revenue	100.0	100.0
Cost of revenue	38	57
Gross profit	62	43
Selling, general and administrative expenses	63	80
Loss from operations	(1)	(37)
Interest, net	5	9
Income from discontinued operations	—	61
Net loss	(6)	15

Revenue

Total revenue increased 80% or $7.1 million from $8.8 million for the three months ended March 31, 2007 to $15.9 million for the three months ended March 31, 2008. This increase resulted from the execution of our marketing and sales strategy to increase our sales to new and existing customers. We added 46 new customers in the three months ended March 31, 2008 and increased our penetration to existing customers during the period. In addition, we increased our breadth of offerings to include multiple cancer types, including expanding our lymphoma/leukemia business, and performing testing in other solid tumors such as colon, prostate and lung. This testing was performed using our expanded capabilities in immunohistochemistry, flow cytometry, FISH and PCR. We also increased our depth of offering within each cancer type. We also benefited from an overall increase in Medicare reimbursement rates in the first quarter of 2008, for certain tests we perform. In addition to the Medicare reimbursement rate increase, many of the Company’s third-party contract rates are tied to Medicare rates, which consequently, also increased. We anticipate revenues will continue to increase as a result of increased revenue from existing customers, the addition of new customers and our offering of a more comprehensive suite of advanced and/or proprietary cancer diagnostic tests.  However, current Medicare rates are only effective until June 30, 2008 and, if not made permanent prior to such date, will decrease to the rates in effect during the fourth quarter of 2007.  If these Medicare reimbursement rates were to be reduced, such reduction would result in a reduced rate of revenue growth (though we anticipate that our overall revenues will continue to increase as a result of the other factors described above).

Cost of Revenue and Gross Margin

For the three months ended March 31, 2008, our gross margin was 62% compared to 43% in 2007. The increase in gross margin in 2008 was attributable to achieving economies of scale in our operations, a shift to more profitable tests, and the impact of the Medicare fee schedule increase noted above. We anticipate gross margins will continue at or near these levels as we more effectively utilize our capacity and expand our breadth of test offerings, subject to potential changes in Medicare rates . Since current Medicare rates are only effective until June 30, 2008, gross margins could decline if  Medicare institutes a reduced fee schedule at that time.

Cost of revenue for the three months ended March 31, 2008 was $6.1 million compared to $5.1 million for March 31, 2007, an increase of 20%. These costs include costs associated with laboratory personnel, lab-related depreciation expense, laboratory reagents and supplies, the cost of tests performed by other laboratories, and other direct costs such as courier and shipping costs. As volume and revenue grows these costs will grow as well. However, we expect the growth to be slower than overall revenue growth due to economies of scale, better vendor agreements, and mix of testing.

Operating and Other Expenses

Selling, general and administrative expenses.  Expenses for the three months ended March 31, 2008 increased approximately $2.9 million, or 42%, to $9.9 million compared to $7.0 million for the three months ended March 31, 2007. As a percentage of revenues, these costs decreased from 80% for the three months ended March 31, 2007 to 63% for the three months ended March 31, 2008. The increase in expenses in 2008 was due primarily to expenses incurred to generate and support revenue growth and to improve infrastructure, including selling and marketing expenses, billing and collection costs, and bad debt expenses. In addition, we have increased headcount and consulting resources in information technology to support our expanded offerings and for future revenue growth. In 2008, we also incurred higher professional fees. We anticipate selling expenses and bad debt expenses will continue to grow as a result of our expected revenue growth, though we expect other general and administrative expenses to decline as a percentage of revenues as our infrastructure costs stabilize.

Interest expense and other income.  Interest expense and other income totaled $0.8 million for the three months ended March 31, 2008 and 2007 and consisted primarily of net interest expense. Interest expense relates to borrowings under our financing facilities as well as the amortization of costs relating to warrants issued to Safeguard, our majority stockholder, in partial consideration for the guarantee of our credit facility with Comerica Bank by Safeguard and in connection with the establishment and borrowings under the Initial Mezzanine Facility and New Mezzanine Facility. Amortized costs of $0.2 and $0.3 million related to these warrants was included in interest expense for the three months ended March 31, 2008 and 2007, respectively. The amortized costs for the three months ended March 31, 2007 represent one time warrant costs fully expensed during the quarter.

Liquidity and Capital Resources

At March 31, 2008, we had approximately $3.1 million of cash and cash equivalents and $8.6 million available under the New Mezzanine Facility with Safeguard. However, we had a working capital deficiency of $10.3 million at March 31, 2008. Cash used in operating activities was $190,000 for the three months ended March 31, 2008 due primarily to our net loss of $934,000, and an increase in accounts receivable of $3.2 million, substantially offset by non-cash costs and expenses of $2.6 million for depreciation, stock-based compensation and bad debt, and an increase in accounts payable of $1.0 million. The operating cash improvement of $5.6 million between the first quarter of 2008 and the first quarter of 2007 is primarily the result of the negative cash flow related to Discontinued Operations of $6.2 million, which occurred during the first quarter of 2007 as well as higher bad debt expense in 2008 and fluctuations in accounts receivable and accounts payable. Cash used in investing activities for the three months ended March 31, 2008 of $1.5 million consisted of capital expenditures related primarily to new laboratory equipment and information technology infrastructure enhancements. The reduction in cash from investing activities of $11.2 million between the first quarter of 2008 and the first quarter of 2007 is primarily the result of proceeds from the sale of Discontinued Operations of $10.4 million, which occurred during the first quarter of 2007. Net cash provided by financing activities for the three months ended March 31, 2008 was $3.4 million and was attributable primarily to net borrowings of $21.0 million under our revolving line of credit and New Mezzanine Facility, which were partially offset by principal payments of $18.0 million on our revolving lines of credit and capital leases. See Note 8 “Lines of Credit” for discussion of the changes in Mezzanine financing.

During the first quarter of 2008, we used $2.9 million in borrowings under the New Mezzanine Facility to pay off and terminate all of our equipment lease obligations to GE Capital. We believe that we have substantially all of the laboratory equipment that is required to support our current operating activities; however, a substantial increase in diagnostic service activity in excess of our annual revenue plan may result in a requirement to make additional capital expenditures.

In July 2005, we signed a ten-year lease for a new facility, which began December 1, 2005 with two five-year renewal options. We relocated our laboratory operations to the new facility in January 2006 and relocated our corporate headquarters and manufacturing operation to the new facility in the second quarter of 2006. Rent expense, net of sublease payments, was $313,000 for the quarter ended March 31, 2007 and $87,000 for the first quarter of 2008 (reduction due to increased sublease income). During the first quarter of 2007, we entered into sublease agreements with two tenants who made lease and common area expense payments of $44,000 during the quarter ended March 31, 2007 and $214,000 during the first quarter of 2008.

On September 29, 2006, we entered into a revolving credit facility with GE Capital (the “GE Capital Facility”) which consisted of a senior secured revolving credit facility pursuant to which we could borrow up to $5.0 million, subject to adjustment. At December 31, 2007, we had $5.0 million of borrowings outstanding under this facility, and had no availability based on the amount of our qualified accounts receivable as of December 31, 2007. We repaid all amounts owed under the GE Capital Facility during the first quarter of 2008 and terminated this facility.

We currently have a $12.0 million revolving credit agreement with Comerica Bank, which we amended and restated on February 28, 2008 (the “Comerica Facility”). Borrowings under the Comerica Facility totaled $9.0 million at March 31, 2008 and are being used for working capital purposes, and the remaining availability under the Comerica Facility was used to obtain a $3.0 million stand-by letter of credit for the landlord of our leased facility in Aliso Viejo, California. The Comerica Facility matures on February 26, 2009, and, as of March 31, 2008, the Company had no additional availability under the Comerica Facility. During 2008, borrowings under the Comerica Facility bore interest at the bank’s prime rate minus 0.5% and included one financial covenant related to tangible net worth. Under the amended and restated Comerica Facility, at the Company’s option, borrowings will bear interest at the prime rate minus 0.5%, or a rate equal to LIBOR plus 2.45%, provided, however, that upon the achievement of certain financial performance metrics the rate will decrease by 0.25%. We were not in compliance with the minimum tangible net worth covenant as of December 31, 2007 (and in certain prior periods), and, on March 21, 2008, we obtained a waiver from Comerica Bank with respect thereto. Under the terms of the amended Comerica Facility, we are required to maintain a minimum tangible net worth which is defined as the sum of capital stock and additional paid in capital, plus retained earnings (or minus accumulated deficit), minus intangible assets of the following amounts: negative $6.5 million ($6,500,000) for the period from January 1, 2008 through March 31, 2008, negative $8.0 million ($8,000,000) for the period April 1, 2008 through June 30, 2008, negative $9.0 million ($9,000,000) for the period from July 1, 2008 through September 30, 2008, negative $9.5 million ($9,500,000) for the period from October 1, 2008 through December 31, 2008 and negative $9.5 million ($9,500,000) plus 50% of profits (profit recapture) thereafter. The financial covenant contained in the Comerica facility is based on the assumption that our results from operations in 2008 will significantly improve from our historical results of operations. In addition, we have previously not been able to maintain compliance with prior financial covenants in our credit facilities with respect to certain periods. Therefore, there can be no assurance that we will be able to maintain compliance with the covenant in this credit facility.  As of March 31, 2008, the Company was in compliance with all debt covenants related to the Comerica Facility. Comerica has agreed that the carrying value of any unexercised warrants recognized in the Company’s consolidated financial statements will be considered as tangible net worth for the purposes of determining compliance with the Comerica Facility debt covenants.

Safeguard guarantees borrowings under the Comerica Facility in exchange for an annual fee of 0.5% of the amount guaranteed and an amount equal to 4.5% per annum of the daily-weighted average principal balance outstanding ($12.0 million as of March 31, 2008, inclusive of the above-referenced letter of credit). Additionally, under the Comerica Facility we are required to pay Safeguard a quarterly usage fee of 0.875% of the amount by which the daily average principal balance outstanding under the Comerica Facility exceeds $5.5 million. We also issued warrants to Safeguard in January 2007 as consideration for their guarantee as follows: warrants to purchase 100,000 shares for an exercise price of $0.01 (as a commitment fee for Safeguard’s guarantee) and warrants to purchase 166,667 shares for an exercise price of $1.64 (as a maintenance fee for Safeguard’s guarantee). The fair value of warrants issued was determined under the Black-Scholes model, and was fully expensed in the quarter ended March 31, 2007. The Safeguard guarantee was also extended along with the renewal of Comerica Facility on February 28, 2008 under the same terms as the 2007 extension. No additional warrants were issued as part of the 2008 extended guarantee.

On March 7, 2007, we entered into the Initial Mezzanine Facility with Safeguard. The Initial Mezzanine Facility originally provided us up to $12.0 million in working capital funding, but was reduced by $6.0 million as a result of the ACIS Sale. Borrowings under the Initial Mezzanine Facility bore interest at an annual rate of 12%. In connection with the Initial Mezzanine Facility, we issued to Safeguard: (1) warrants to purchase 125,000 shares of our common stock with an exercise price of $0.01 per share, expiring March 7, 2011; (2) warrants to purchase 62,500 shares of common stock with an exercise price of $1.39 per share (reflecting a 15% discount to the trailing 10-day average closing price of our common stock prior to March 7, 2007), expiring March 7, 2011; and (3) four-year warrants to purchase an aggregate of 93,750 shares of common stock with an exercise price of $0.01 per share in connection with borrowings that we made thereunder. As of December 31, 2007, the Company had drawn $2.0 million against the Mezzanine Facility, and borrowings under the Initial Mezzanine Facility were refinanced in March 2008 with borrowings under the New Mezzanine Facility described below.

On March 14, 2008, we entered into the New Mezzanine Facility to refinance, renew and expand the Initial Mezzanine Facility. The New Mezzanine Facility, which has a stated maturity date of April 15, 2009, provides the Company access to up to $21.0 million in working capital funding. The New Mezzanine Facility will come due earlier upon (i) full repayment by the Company of its senior debt; (ii) certain sales, mergers or consolidations of the Company which would result in a sale of all or substantially all of the Company’s assets or Safeguard no longer owning a majority of the Company’s common stock; or (iii) the liquidation of the Company. In the event the Company completes a financing of debt or equity securities resulting in net proceeds to the Company of at least $15,000,000, the Company will be required to pay down all amounts outstanding under the New Mezzanine Facility and the maximum aggregate size of the New Mezzanine Facility will be reduced to $6 million. Borrowings under the New Mezzanine Facility bear interest at an annual rate of 12%. As of March 31, 2008, the Company had outstanding indebtedness of approximately $12.4 million under the New Mezzanine Facility. Proceeds from the New Mezzanine Facility were used to refinance indebtedness under the Initial Mezzanine

Facility, for working capital purposes and to repay in full and terminate the GE Capital Facility and certain related equipment lease obligations. In connection with the New Mezzanine Facility, the Company issued Safeguard five-year warrants to purchase 1,643,750 shares of common stock with an exercise price of $0.01 per share, which included warrants to purchase 93,750 shares, which were the subject of amounts that had not been drawn under the Initial Mezzanine Facility. The fair value of the warrants issued was determined under the Black-Scholes model and the related debt discount is recognized as interest expense over the term of this agreement related to these warrants. In addition, under the New Mezzanine Facility, the Company is required to issue to Safeguard an aggregate of an additional 2,200,000 warrants in four equal and separate tranches if the balance of the New Mezzanine Facility has not been reduced to $6.0 million on or prior to May 1, July 1, September 1, and November 1, 2008.  The fair value of any warrants issued in conjunction with the Initial Mezzanine Facility and New Mezzanine Facility are initially presented in the accompanying balance sheets as a discount on the related party line of credit and additional paid-in-capital after consideration of the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  The discount is then accreted to interest expense to related parties in the accompanying statements of operations.

The New Mezzanine Facility includes certain restrictive covenants, including (a) requirement to obtain approval from lender for new financing agreements or other significant transactions, (b) requirement to comply with other covenants in any note including the Comerica Facility, and (c) a liquidity event would constitute an event of default.  Failure to maintain compliance with the Comerica Facility would constitute an event of default under this facility.  Absent a waiver from both lenders, borrowings under both facilities would become immediately due and payable.

Our financial statements have been prepared on a going-concern basis, which assumes that the Company will have sufficient resources to pay its obligations as they become due during the next twelve months and do not reflect adjustments that might result if we were not to continue as a going concern. However, we have a history of operating losses and negative cash flows from operations, and future profitability is uncertain. In addition, we have an accumulated deficit, stockholders’ deficit and a working capital deficiency, and a history of not complying with the covenants within our credit agreements. Such defaults were waived and we have agreed to a new financial covenant relating to tangible net worth in our credit facility with Comerica Bank for 2008. We entered into the amended credit facility with the expectation that we could meet the financial covenant. However, in order to do so, our results of operations in 2008 will have to meet levels not historically achieved by the Company. Failure to maintain compliance with the financial covenants in our Comerica Facility would constitute an event of default under that facility and a cross-default under the New Mezzanine Facility. Absent a waiver from both lenders, borrowings under both facilities would become immediately due and payable. The Company does not currently have the ability to repay borrowings under these facilities. There can be no assurance that the Company will be able to fully access existing financing sources or obtain additional debt or equity financing when needed or on terms that are favorable to the Company and its stockholders, or will be able to obtain waivers from its lenders in the event of non-compliance with its debt covenants. As a result of these matters, there is substantial doubt about our ability to continue as a going concern.

See Note 8 “Lines of Credit” for additional discussion of the GE Capital Facility, the Comerica Facility, the Initial Mezzanine Facility and the New Mezzanine Facility.

The following table summarizes our contractual obligations and commercial commitments at March 31, 2008, including our facility lease and borrowings on equipment subject to capital leases. These commitments exclude scheduled sublease receipts, any remaining amounts necessary to complete the build-out of our new facility, and a $3.0 million standby letter of credit provided to the landlord under the lease agreement for our facility.

	Payment due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Revolving Lines of Credit, net of discount	$18,621	$18,621	$—	$—	$—
Capital Lease Obligations	319	86	233	—	—
Operating Leases	12,006	1,324	4,692	3,215	2,775
Total	$30,946	$20,031	$4,925	$3,215	$2,775

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that provide financing, liquidity, market or credit risk support or involve leasing, hedging or research and development services for our business or other similar arrangements that may expose us to liability that is not expressly reflected in the financial statements, except for facilities operating leases.

As of March 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

Several new accounting standards have been issued and adopted recently. None of these standards had a material impact on our financial position, results of operations or liquidity.

In September 2006, the FASB issued SFAS 157 which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008 the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 related to financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements. The Company is currently evaluating the impact, if any, that SFAS 157 may have on its consolidated financial statements related to non-financial assets and liabilities.

In November 2007, the EITF issued a consensus on EITF 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). The Task Force reached a consensus on how to determine whether an arrangement constitutes a collaborative arrangement, how costs incurred and revenue generated on sales to third parties should be reported by the partners to a collaborative arrangement in each of their respective income statements, how payments made to or received by a partner pursuant to a collaborative arrangement should be presented in the income statement, and what participants should disclose in the notes to the financial statements about a collaborative arrangement. This Issue shall be effective for fiscal years beginning after December 15, 2008. Entities should report the effects of applying this issue as a change in accounting principle through retrospective application to all periods to the extent practicable. Upon application of this Issue, the following should be disclosed: (a) a description of the prior-period information that has been retrospectively adjusted, if any, and (b) the effect of the change on revenue and operating expenses (or other appropriate captions of changes in the applicable net assets or performance indicator) and on any other affected financial statement line item. We are currently evaluating the impact, if any, of the adoption of EITF 07-1 on its consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (“SFAS 141(R)”). This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141(R) replaces the cost-allocation process of SFAS No. 141, “Business Combinations” (“SFAS 141”), which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. This statement applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Earlier adoption is prohibited.

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

We have incurred operating losses in every year since inception, and our accumulated deficit and stockholders’ deficit as of March 31, 2008 were $146.1 million and $2.6 million, respectively. Those operating losses are principally associated with the research and development of our ACIS technology (which we transferred to Zeiss in the ACIS Sale), conducting clinical trials, preparing regulatory clearance filings, developing Dako’s sales and marketing organization to commercialize the ACIS prior to the ACIS Sale, and investments we have made and expenses we have incurred relating to our diagnostic services business.

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

•                                          merge or consolidate or otherwise combine with another company; and

•                                          transfer or sell our assets.

                These covenants could adversely affect our ability to finance our future operations or capital needs and pursue available business opportunities, including acquisitions. A breach of any of these covenants could result in a default in respect of the related indebtedness (and a breach of our credit facility with Comerica or Safeguard would constitute a cross-default under the other facility). During 2006 and 2007, we were unable to comply with certain financial covenants

(including the requirement that we maintain a minimum tangible net worth and operating cash) under our credit agreements with General Electric Capital Corporation (which we repaid in full on March 17, 2008) and Comerica. While our lenders waived those defaults and we have agreed to new financial covenants with respect to future periods with Comerica, if a default occurs in the future under either of our credit facilities, Comerica and Safeguard could elect to declare the indebtedness under the applicable facility, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness. We entered into the amended credit facility with the expectation that we could meet the financial covenant. However, in order to do so, our results of operations in 2008 will have to significantly improve from our historical results of operations. In addition, we have previously not been able to maintain compliance with prior financial covenants in our credit facilities with respect to certain periods. Therefore, there can be no assurance that we will be able to maintain compliance with our credit facilities. This, coupled with our history of operating losses, negative cash flows, accumulated deficit, and stockholders’ deficit raise substantial doubt about our ability to continue as a going concern.

                We have identified material weaknesses in our internal control over financial reporting.

                We have identified material weaknesses in our internal control over financial reporting. In particular, we concluded that the accounting and financial organization of the Company lacks policies and procedures that are effective at ensuring that reporting risks, including changes therein, within its accounting processes, are identified timely and corresponding control activities implemented. In addition, we determined that the Company did not design and maintain controls that were effective at ensuring that the appropriate accounting treatment was applied to information provided by a third party service provider utilized in the billing function. This material weakness resulted in an overstatement of revenue and an understatement of current liabilities for refunds to customers. This misstatement was corrected prior to the issuance of our 2007 Consolidated Financial Statements. We also determined that the Company did not design and maintain controls adequate to ensure that changes in historical collection experience resulted in modifications to the process for determining the estimate of the allowance for doubtful accounts. This material weakness resulted in a misstatement of the allowance for doubtful accounts. This misstatement was corrected prior to the issuance of our 2007 Consolidated Financial Statements. Additional misstatements were identified in connection with the preparation of our Condensed Consolidated Financial Statements ending March 31, 2008, which were corrected prior to the completion of these Financial Statements. Although we are undertaking steps to address these material weaknesses, the existence of a material weakness is an indication that there is more than a remote likelihood that a material misstatement of our financial statements will not be prevented or detected in the current or any future period. In addition, we may in the future identify further material weaknesses in our internal control over financial reporting that we have not discovered to date. The material weaknesses have not been remediated as of March 31, 2008.

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

                Our success will depend, in part, on the continued and uninterrupted performance of our information technology systems. Information systems are used extensively in virtually all aspects of our business, including laboratory testing, billing, customer service, logistics, and management of medical data and dissemination of test results.

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

•                                          Ronald A. Andrews, our Chief Executive Officer;

•                                          James V. Agnello, our Senior Vice President and Chief Financial Officer;

•                                          Ken Bloom, M.D., our Chief Medical Director;

•                                          Michael J. Pellini, M.D., our President and Chief Operating Officer; and

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

                A majority of managed care organizations are using capitated payment contracts in an attempt to shift payment risks, which may negatively impact our operating margins.

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

                We currently outsource responsibility for billing and collections for our laboratory services to a third-party. However, in order to maintain necessary controls and reduce processing costs, we have decided to bring the billing and collection process in-house. We anticipate this transition to be complete by the third quarter of 2008. We do not have previous experience in billing our customers and insurance companies directly for our services or in collections activities and, as a result, we may encounter difficulties in transitioning and maintaining responsibility for such functions in-house.

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

                The development, marketing, sale and performance of healthcare services expose us to the risk of litigation, including professional negligence. Damages assessed in connection with, and the costs of defending, any legal action could be substantial. We currently maintain numerous insurance policies, including a $5 million aggregate, $3 million per claim, medical professional liability insurance policy, with a deductible of $25,000. This policy contains customary exclusions, including exclusions relating to asbestos and biological contaminants. However, we may be faced with litigation claims, which exceed our insurance coverage or are not covered under any of our insurance policies. In addition, litigation could have a material adverse effect on our business if it impacts our existing and potential customer relationships, creates adverse public relations, diverts management resources from the operation of the business or hampers our ability to perform assays or otherwise conduct our business.

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

                Laboratory-developed tests, or LDTs, are developed and validated by a laboratory for use in test procedures the laboratory performs itself. Such LDTs are commonly referred to as “home brew” tests. The FDA maintains that it has the authority to regulate “home brews”, such as our in house diagnostic laboratory services, under the Federal Food, Drug, and Cosmetic Act, or FFDCA, as medical devices, but, as a matter of enforcement discretion, has decided not to exercise its authority. We cannot predict the extent of future FDA regulation and there can be no assurance that the FDA will not require our in-house diagnostic laboratory testing to receive premarketing clearance, or premarket approval prior to marketing or compliance with other requirements applicable to medical devices. For example, the FDA recently issued draft guidance on certain LDTs that are dependent on an interpretation algorithm. The agency has termed these LDTs “In Vitro Diagnostic Multivariate Index Assays” or IVDMIAs. According to the draft guidance, IVDMIAs do not fall within the scope of LDTs over which the FDA has exercised enforcement discretion because such tests incorporate complex and unique interpretation functions, which require clinical validation. We do not believe that any of our current diagnostic laboratory services meet the definition of IVDMIA in the draft guidance. However, the FDA may consider products that we develop in the future to be medical devices. If the draft guidance or other regulatory interpretations or requirements are finalized, one or more of our current or future tests may become subject to FDA regulation of medical devices. If the draft guidance is finalized, FDA intends to enforce regulatory requirements for IVDMIAs that do not receive clearance or approval within 18 months thereafter. If any or our current or future tests become subject to FDA regulation and we fail to obtain FDA clearance or approval within 18 months after the draft guidance is finalized, we might have to stop marketing our in-house diagnostic laboratory tests until premarket review and clearance or approval is obtained, and the time and expense needed to obtain clearance or approval of our tests under development could increase significantly. Medical devices are subject to extensive regulation by the FDA under the FFDCA and its implementing regulations, and other federal, state and local authorities. These regulations govern, among other things, the design, development, testing, manufacture, premarket clearance and approval, labeling, sale, promotion and distribution of medical device products. Achieving and maintaining compliance with FDA requirements is costly and burdensome, and failure to comply with applicable regulations could result in fines, suspension or shutdown of operations, recalls or seizure of products, and other civil or criminal penalties. Additional FDA regulatory controls over our in-house diagnostic laboratory services could also add additional costs to our operations, and may delay or prevent our ability to commercially distribute our services in the United States.

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

                In addition, these laws include self-referral prohibitions which prevent us from accepting referrals from physicians who have an ownership or compensation relationships with us that does not meet an exception specified under the law. The federal law prohibiting physician self-referrals, commonly known as the “Stark” Law, prohibits, with certain exceptions, Medicare payments for laboratory tests referred by physicians who have, personally or through a family member, an investment interest in, or a compensation arrangement with, the testing laboratory. A person who engages in a scheme to circumvent the Stark Law’s prohibitions may be fined up to $100,000 for each such arrangement or scheme. In addition, anyone who presents or causes to be presented a claim to the Medicare program in violation of the Stark Law is subject to monetary penalties of up to $15,000 per claim submitted, an assessment of several times the amount claimed, and possible exclusion from participation in federal healthcare programs. In addition, claims submitted in violation of the Stark Law may be alleged to be subject to liability under the federal False Claims Act and its whistleblower provisions.

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

                The use and disclosure of patient medical information is subject to substantial regulation by federal, state, and foreign governments. For example, the Health Insurance Portability and Accountability Act of 1996, known as HIPAA, was enacted among other things, to establish uniform standards governing the conduct of certain electronic health care transactions and to protect the security and privacy of individually identifiable health information maintained or transmitted by health care providers, health plans and health care clearinghouses. We are currently required to comply with three standards under HIPAA. We must comply with the Standards for Electronic Transactions, which establish standards for common health care transactions, such as claims information, plan eligibility, payment information and the use of electronic signatures, unique identifiers for providers, employers, health plans and individuals, security, privacy, and enforcement. We were required to comply with these Standards for Electronic Transactions by October 16, 2003. We also must comply with the Standards for Privacy of Individually Identifiable Information, which restrict our use and disclosure of certain individually identifiable health information. We were required to comply with the Privacy Standards by April 14, 2003. We must also comply with Security Standards, which require us to implement certain security measures to safeguard certain electronic health information. We were required to comply with the Security Standards by April 20, 2005. The HIPAA privacy and security regulations establish a uniform federal “floor” and do not supersede state laws that are more stringent or provide individuals with greater rights with respect to the privacy or security of, and access to, their records containing PHI. As a result, we are required to comply with both HIPAA privacy regulations and varying state privacy and security laws. These laws contain significant fines and other penalties for wrongful use or disclosure of PHI. We have implemented practices and procedures to meet the requirements of the HIPAA privacy regulations and state privacy laws. In addition, CMS has published a final rule, which required us to adopt a national provider identifier for use in filing and processing health care claims and other transactions beginning May 23, 2007. While the government intended this legislation to reduce administrative expenses and burdens for the health care industry, our compliance with this law may entail significant and costly changes for us in the future. If we fail to comply with these standards, we could be subject to criminal penalties and civil sanctions.

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

•                                          changes in coverage and reimbursement policies concerning our products or competitors’ products;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

                We have invested excess cash in short-term debt securities that are intended to be held to maturity. These short-term investments typically have various maturity dates which do not exceed one year. We had no short-term investments as of March 31, 2008.

                Fluctuations in interest rates would not have a material effect on our financial statements because of the short-term nature of our debt. We have $9.0 million of variable interest rate debt outstanding at March 31, 2008.

Item 4. Controls and Procedures

                Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, because of material weaknesses in internal control over financial reporting discussed in Management’s Report on Internal Control Over Financial Reporting included in our Annual Report on Form 10-K for the year ended December 31, 2007 that were not remediated as of March 31, 2008, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

                In light of these unremediated material weaknesses, we performed additional post-closing procedures and analyses in order to prepare the Consolidated Financial Statements included in this report. As a result of these procedures, we believe our Consolidated Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.  We have begun efforts to design and implement improvements in our internal control over financial reporting to address the material weaknesses as discussed in Item 9A to our Annual Report on Form 10-K for the year ended December 31, 2007, which continue to exist at March 31, 2008.

                No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors

                There have been no material changes in our risk factors from the information set forth in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 6. Exhibits

                The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this report.

			Incorporated Filing Reference
Exhibit Number		Description	Form Type & Filing Date	Original Exhibit Number
10.	1	Amended and Restated Senior Subordinated Revolving Credit Agreement, dated March 14, 2008, by and between Clarient, Inc. and Safeguard Delaware, Inc.	Form 8-K 3/17/2008	10.1

10.	2†	First Amendment and Waiver to Amended and Restated Loan Agreement, dated as of March 14, 2008, by and between Comerica Bank and Clarient, Inc.	—	—

10.	3	Form of Common Stock Purchase Warrant to be issued pursuant to the Amended and Restated Senior Subordinated Credit Agreement, dated March 14, 2008.	Form 8-K 3/17/2008	10.3

10.	4	Registration Rights Agreement, dated March 14, 2008, by and among Clarient, Inc., Safeguard Delaware, Inc., Safeguard Scientifics, Inc., and Safeguard Scientifics (Delaware), Inc.	Form 8-K 3/17/2008	10.2

10.	5	Amended and Restated Loan Agreement, dated February 28, 2008, by and between Clarient, Inc. and Comerica Bank.	Form 10-K 4/01/2008	10.35

10.	6	Affirmation of Guaranty, dated February 28, 2008, to Comerica Bank provided by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 10-K 4/01/2008	10.36

10.	7	Second Amendment to Amended and Restated Loan Agreement, dated as of March 21, 2008, by and between Comerica Bank and Clarient, Inc.	Form 10-K 4/01/2008	10.82

10.	8†	2008 Management Incentive Plan	—	—

31.	1†	Certification of Ronald A. Andrews pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.	—	—

31.	2†	Certification of James V. Agnello pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.	—	—

32.	1†	Certification of Ronald A. Andrews pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—

32.	2†	Certification of James V. Agnello pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—

†                              Filed herewith

*                             This exhibit relates to management contracts or compensatory plans, contracts or arrangements in which directors and/or executive officers of the Registrant may participate.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLARIENT, INC.

DATE: May 16, 2008	BY:	/s/ RONALD A. ANDREWS
Ronald A. Andrews
Chief Executive Officer

DATE: May 16, 2008	BY:	/s/ JAMES V. AGNELLO
James V. Agnello
Senior Vice President and Chief Financial Officer