Form 10-Q
period 2008-06-30
CLARIENT, INC
filed 2008-08-11
CIK 1038223

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark One
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2008
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

(949) 425-5700
(Registrant's telephone number, including area code)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Class	Outstanding July 31, 2008
Common Stock, $0.01 par value per share	72,540,900 shares

CLARIENT, INC. AND SUBSIDIARIES

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

CLARIENT, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,052	$1,516
Accounts receivable, net of allowance for doubtful accounts of $3,947 and $3,370 at June 30, 2008 and December 31, 2007, respectively	14,641	12,020
Inventories	647	740
Prepaid expenses and other current assets	596	1,006

Total current assets	17,936	15,282
Property and equipment, net	11,586	10,997
Other assets	94	339

Total assets	$29,616	$26,618

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Revolving lines of credit	$9,000	$13,997
Related party line of credit, net of discount	7,078	1,737
Accounts payable	3,075	2,915
Accrued payroll	2,881	1,916
Accrued expenses	4,024	4,327
Current maturities of capital lease obligations	221	1,510

Total current liabilities	26,279	26,402

Long-term capital lease obligations	399	906
Deferred rent and other non-current liabilities	4,049	4,099
Commitments and contingencies
Subsequent event (Note 8)
Stockholders' deficit:
Common stock $0.01 par value, authorized 150,000,000 shares, issued and outstanding 72,535,800 and 72,066,783 at June 30, 2008 and December 31, 2007, respectively	725	721
Additional paid-in capital	148,647	139,758
Accumulated deficit	(150,390)	(145,177)
Accumulated other comprehensive loss	(93)	(91)

Total stockholders' deficit	(1,111)	(4,789)

Total liabilities and stockholders' deficit	$29,616	$26,618

See accompanying notes to condensed consolidated financial statements.

CLARIENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue	$16,916	$9,873	$32,802	$18,702
Cost of revenue	6,879	5,496	12,974	10,572

Gross profit	10,037	4,377	19,828	8,130
Selling, general and administrative expenses	11,753	7,120	21,687	14,135

Loss from operations	(1,716)	(2,743)	(1,859)	(6,005)
Interest expense	139	264	458	659
Interest expense to related parties	2,426	204	2,902	697
Other income (expense), net	8	(17)	12	48

Loss from continuing operations before income taxes	(4,273)	(3,228)	(5,207)	(7,313)
Income taxes	6	—	6	23

Loss from continuing operations	(4,279)	(3,228)	(5,213)	(7,336)
Income (loss) from discontinued operations	—	(36)	—	5,361

Net loss	$(4,279)	$(3,264)	$(5,213)	$(1,975)

Basic and diluted income (loss) per common share:
Loss from continuing operations	$(0.06)	$(0.05)	$(0.07)	$(0.10)
Income from discontinued operations	—	—	—	0.07

Net loss	$(0.06)	$(0.05)	$(0.07)	$(0.03)

Weighted average number of common shares outstanding	72,301,622	71,553,237	72,186,535	71,414,683

See accompanying notes to condensed consolidated financial statements.

CLARIENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(5,213)	$(1,975)
Income from discontinued operations	—	(5,361)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,854	1,669
Amortization of deferred financing and offering costs	112	57
Provision for bad debts	3,627	949
Amortization of warrants	2,074	387
Stock-based compensation	1,183	818
Changes in operating assets and liabilities:
Accounts receivable, net	(6,248)	(1,552)
Inventories	93	202
Prepaid expenses and other assets	543	(278)
Accounts payable	(42)	(2,064)
Accrued payroll	965	(14)
Accrued expenses	(167)	58
Deferred rent and other non-current liabilities	(51)	457
Cash flows from operating activities of discontinued operations	—	(802)

Net cash used in operating activities	(1,270)	(7,449)

Cash flows from investing activities:
Additions to property and equipment	(2,241)	(1,920)
Proceeds from sale of discontinued operations, net of selling costs	—	10,330
Cash flows used in investing activities of discontinued operations	—	(132)

Net cash (used in) provided by investing activities	(2,241)	8,278

Cash flows from financing activities:
Proceeds from exercise of stock options	421	269
Borrowings on capital lease obligations	672	—
Repayments on capital lease obligations	(2,467)	(982)
Borrowings on revolving lines of credit	10,543	10,834
Repayments on revolving lines of credit	(15,540)	(8,464)
Borrowings on related party debt	10,420	—
Cash flows from financing activities of discontinued operations	—	(230)

Net cash provided by financing activities	4,049	1,427

Effect of exchange rate changes on cash and cash equivalents	(2)	(61)

Net increase in cash and cash equivalents	536	2,195
Cash and cash equivalents at beginning of period	1,516	448

Cash and cash equivalents at end of period	$2,052	$2,643

Supplemental disclosure of cash flow information:
Cash paid for interest	$592	$992
Cash paid for income taxes	$6	$23
Non cash financing activities—issuance of warrants in connection with borrowings from related party	$7,153	$273

See accompanying notes to condensed consolidated financial statements.

CLARIENT, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Basis of Presentation and Liquidity

        These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Clarient Inc. ("the Company's) annual report on Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission.

        The accompanying unaudited condensed consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. All such adjustments are of a normal, recurring nature. Certain amounts have been reclassified to conform to the current year presentation. The results of operations for any interim period are not necessarily indicative of the results to be obtained for a full fiscal year.

        During the fourth quarter of 2007, the Company identified certain accounting errors which resulted in a correction of prior periods. The prior period condensed consolidated financial statements presented herein have been adjusted for such correction. See the Company's Form 10-K for additional discussion.

        The Company's financial statements have been prepared on a going-concern basis, which assumes that the Company will have sufficient resources to pay its obligations as they become due during the next twelve months and do not reflect adjustments that might result if we were not to continue as a going concern. The Company has incurred operating losses in every year since inception and its accumulated deficit as of June 30, 2008 was $150.4 million and stockholders' deficit was $1.1 million. The Company also has a working capital deficiency of $8.3 million at June 30, 2008. The Company has a history of operating losses and negative cash flows from operations, and future profitability is uncertain. In addition, the Company has not had a history of complying with the covenants within its credit agreements. Also, in order to comply with the covenants in the current debt agreements, the Company must achieve operating results at levels not historically achieved by the Company. Although previous defaults under the Company's credit facilities were waived, there can be no assurance that the Company will be able to maintain compliance with this and other covenants contained in its credit facilities. Failure to maintain compliance with the financial or certain other covenants in the Company's new credit facility with Gemino Healthcare Finance, LLC ("Gemino"), the Company's credit facility with Comerica Bank ("Comerica") or the Company's credit facility with Safeguard Delaware, Inc. would constitute an event of default under that facility and a cross-default under the other facilities. Absent a waiver from these lenders, borrowings under the facilities would become immediately due and payable. See Note 8 "Lines of Credit" for a discussion of these facilities. The Company does not currently have the ability to repay borrowings under these facilities. Should the Company's sources of funding be inadequate, management's plans would include seeking waivers from existing lending sources, pursuing additional sources of funding, or curtailment of expenses. There can be no assurance that the Company will be able to fully access existing financing sources or obtain additional debt or equity financing when needed or on terms that are favorable to the Company and its stockholders, or will be able to obtain waivers from its lenders in the event of non-compliance with its debt covenants. As a result, there is a substantial doubt about the Company's ability to continue as a going concern.

CLARIENT, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(1) Basis of Presentation and Liquidity (Continued)

  Recent Accounting Pronouncements.

        In September 2006, the FASB issued SFAS 157 which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008 the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 related to financial assets and liabilities did not have a material impact on the Company's consolidated financial statements. The Company is currently evaluating the impact, if any, that SFAS 157 may have on its consolidated financial statements related to non-financial assets and liabilities.

        In November 2007, the EITF issued a consensus on EITF 07-1, "Accounting for Collaborative Arrangements" ("EITF 07-1"). The Task Force reached a consensus on how to determine whether an arrangement constitutes a collaborative arrangement, how costs incurred and revenue generated on sales to third parties should be reported by the partners to a collaborative arrangement in each of their respective income statements, how payments made to or received by a partner pursuant to a collaborative arrangement should be presented in the income statement, and what participants should disclose in the notes to the financial statements about a collaborative arrangement. EITF 07-1 shall be effective for annual periods beginning after December 15, 2008. Entities should report the effects of applying EITF 07-1 as a change in accounting principle through retrospective application to all periods to the extent practicable. Upon application of EITF 07-1, the following should be disclosed: a) a description of the prior-period information that has been retrospectively adjusted, if any, and b) the effect of the change on revenue and operating expenses (or other appropriate captions of changes in the applicable net assets or performance indicator) and on any other affected financial statement line item. The Company is currently evaluating the impact, if any, of the adoption of EITF 07-1 on its consolidated financial position, results of operations and cash flows.

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

(2) Discontinued Operations

        On March 8, 2007, the Company sold its instrument systems business, consisting of certain tangible assets, inventory, intellectual property (including the Company's patent portfolio and the ACIS and ChromaVision trademarks), contracts and other assets used in the operations of the instrument systems business (the "Technology business") to Carl Zeiss MicroImaging, Inc. and one of its subsidiaries (collectively, "Zeiss") for an aggregate purchase price of $12.5 million, consisting of $11.0 million in cash and up to an additional $1.5 million in contingent purchase price, subject to satisfaction of certain post-closing conditions relating to intellectual property (the "ACIS Sale"). As part of the transaction,

CLARIENT, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(2) Discontinued Operations (Continued)

the Company entered into a license agreement with Zeiss pursuant to which Zeiss granted the Company a non-exclusive, perpetual and royalty-free license to certain of the transferred patents, copyrights and software code for use in connection with imaging applications (excluding sales of imaging instruments) and the Company's laboratory services business. The acquisition agreement also contemplates that the Company and Zeiss will each invest up to $3 million in cash or other in-kind contributions to pursue a joint development arrangement with respect to rare event detection. The acquisition agreement contemplated that the parties would cooperate to enter into a definitive agreement with respect to such an arrangement within 120 days following the closing date, which was extended to October 31, 2007. The Company had not commenced any projects or entered into any definitive agreements in connection with such plan as of June 30, 2008. The Company has no obligation to invest any cash or other in-kind contributions should the parties be unable to agree upon terms for such a definitive agreement.

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

        Stock-based compensation related to continuing operations recognized in the Condensed Consolidated Statements of Operations is as follows (in thousands):

        Stock-based compensation related to continuing operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of revenue	$9	$6	$21	$18
Selling, general and administrative expense	895	225	1,162	800

Total stock-based compensation expense	$904	$231	$1,183	$818

        The Company's 1996 Stock Option Plan expired on December 11, 2006. At the Company's annual meeting on June 27, 2007, the stockholders voted in favor to approve the Company's 2007 Incentive Award Plan (the "2007 Plan"). The 2007 Plan provides for the grant of incentive stock options and nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, performance bonus awards and performance-based awards. The maximum numbers of shares of Company common stock available for issuance under the 2007 Plan is the sum of 4,000,000 shares plus any shares which are subject to awards under the Company's 1996 Stock Option Plan as of the effective date of the 2007 Plan that terminate, expire or lapse for any reason.

CLARIENT, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(3) Equity-Based Compensation (Continued)

        During the six months ended June 30, 2008 the Company granted 2,138,000 options and 200,000 restricted stock awards under the 2007 Plan. The options have four-year vesting terms, and ten-year contractual lives. The fair value of $2.6 million for these stock-based awards was estimated at the date of grant using the Black-Scholes option-pricing model. The risk-free rates of 2.5% - 3.4% were based on the U.S. Treasury yield curve in effect at the end of the each quarter. The expected term of 5 years was estimated using the historical exercise behavior of option holders. The expected volatilities of 78% - 80% were based on historical price volatility, measured using weekly price observations of the Company's common stock for a period equal to the stock options' expected term. The Company estimates forfeitures of stock options using the historical exercise behavior of its employees. For purposes of this estimate the Company identified two groups of employees and estimated the forfeiture rates for these groups to be 5% and 8%, respectively, for the first and second quarter of 2008.

        The Company's Chief Financial Officer resigned during the quarter ended June 30, 2008. In conjunction with this resignation, the Company recorded a charge to stock-based compensation of $0.3 million related to modifying the terms of the former employee's stock options. The fair value of the modification was estimated using the Black-Scholes option-pricing model. The expected term of 8 years was based on the modified contractual term of the options. The risk-free interest rate of 4.13% was based on the eight-year U.S. Treasury yield curve in effect at the date of termination. The expected volatility of 88% was based on historical price volatility, measured using weekly price observations of the Company's common stock for a period equal to the modified stock option's expected term.

        The Company recorded $136,000 and $262,000 of compensation expense related to restricted stock awards in the six months ended June 30, 2008 and 2007, respectively.

(4) Net Loss Per Share

        Basic and diluted loss per common share is calculated by dividing net loss by the weighted average common shares outstanding during the period. Stock options, restricted stock and warrants to purchase an aggregate of 13,030,491 and 12,430,423 shares of common stock were outstanding as of June 30, 2008 and 2007, respectively. These common stock equivalents were not included in the computation of diluted earnings per share for either of the three and six months ended June 30, 2008 or 2007, because the Company incurred a net loss from continuing operations and a net loss in all periods presented and hence, the impact would be anti-dilutive.

(5) Comprehensive Loss

        The total comprehensive loss is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net loss	$(4,279)	$(3,264)	$(5,213)	$(1,975)
Foreign currency translation adjustment	—	(60)	(2)	(61)

Comprehensive loss	$(4,279)	$(3,324)	$(5,215)	$(2,036)

CLARIENT, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(6) Business Segment

        The Company operates primarily in one business segment engaged in the delivery of critical oncology testing services to community pathologists, biopharmaceutical companies and other researchers. Substantially all revenues are generated within the United States of America.

(7) Stock Transactions

        Due to its beneficial ownership of approximately 58% of the Company's outstanding common stock, Safeguard Scientifics, Inc., has the power to elect all of the directors of the Company, although Safeguard has contractually agreed with the Company that a majority of the board of directors will consist of individuals not specifically designated by Safeguard. The Company has given Safeguard contractual rights enabling it to exercise significant control over the Company. At the Company's Annual Meeting on June 18, 2008, the Company's stockholders voted to approve an amendment to the Company's certificate of incorporation to increase the number of authorized shares of common stock of the Company from 100,000,000 to 150,000,000.

(8) Lines of Credit

        The Company currently has a $12.0 million revolving credit agreement with Comerica Bank, which was amended and restated on February 28, 2008 to extend the maturity to February 2009 (the "Comerica Facility"). Borrowings under the Comerica Facility totaled $9.0 million at June 30, 2008 and are being used for working capital purposes, and the remaining availability under the Comerica Facility was used to obtain a $3.0 million stand-by letter of credit for the landlord of the Company's leased facility in Aliso Viejo, California. The Comerica Facility matures on February 26, 2009, and, as of June 30, 2008, the Company had no additional availability under the Comerica Facility.

        During 2007 and prior to the amendment and restatement on February 28, 2008, borrowings under the Comerica Facility bore interest at the prime rate minus 0.5% and included one financial covenant related to tangible net worth. Under the current amended and restated Comerica Facility, at the Company's option, borrowings bear interest at the prime rate minus 0.5%, or a rate equal to the 30-day London Interbank Offered Rate ("LIBOR") plus 2.45%, provided, however, that upon the achievement of certain financial performance metrics the rate will decrease by 0.25%.

        The Company was not in compliance with the minimum tangible net worth covenant as of December 31, 2007 (and in certain prior periods), and, on March 21, 2008, the Company obtained a waiver from Comerica Bank with respect thereto. The Comerica Facility was amended in July 2008 in connection with the completion of the Company's credit facility with Gemino described below. The July 2008 amendment eliminated the tangible net worth covenant and replaced it with a covenant that requires the Company to maintain minimum adjusted EBITDA (defined as (i) net income plus (ii) amounts deducted in the calculation of net income for (A) interest expense, (B) charges against income for foreign, federal, state and local taxes, (C) depreciation and amortization, and (D) stock based compensation) of $2,000,000 for the nine month period ended September 20, 2008 and of $2,900,000 for the 12 month period ended December 31, 2008. Safeguard guarantees borrowings under the Comerica Facility in exchange for an annual fee of 0.5% of the amount guaranteed and an amount equal to 4.5% per annum of the daily-weighted average principal balance outstanding ($12.0 million as of June 30, 2008, inclusive of the above-referenced letter of credit). Additionally, under the Comerica Facility the Company is required to pay Safeguard a quarterly usage fee of 0.875% of the amount by

CLARIENT, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(8) Lines of Credit (Continued)

which the daily average principal balance outstanding under the Comerica Facility exceeds $5.5 million. The Company also issued warrants to Safeguard in January 2007 as consideration for its guarantee as follows: warrants to purchase 100,000 shares for an exercise price of $0.01 (as a commitment fee for Safeguard's guarantee) and warrants to purchase 166,667 shares for an exercise price of $1.64 (as a maintenance fee for Safeguard's guarantee). The Company recorded $337,000 of interest expense related to these warrants which was the fair value of the warrants determined under the Black-Scholes option pricing model. The full fair value of the warrants was expensed in the quarter ended March 31, 2007, since, at the time the warrants were issued, the line of credit was to expire within the same quarter. The Safeguard guarantee was also extended along with the renewal of the Comerica Facility on February 28, 2008 under the same terms as the 2007 extension. No additional warrants were issued as part of the 2008 extended guarantee. The total usage fees expensed for the three and six months ended June 30, 2008 were $133,000 and $267,000, respectively, and for the three and six months ended June 30, 2007 were $133,000 and $243,000, respectively. Such amounts are included in interest expense to related parties within the Condensed Consolidated Statements of Operations.

  GE Capital Line of Credit

        On September 29, 2006, the Company entered into a Loan and Security Agreement with GE Capital (the "GE Capital Facility"). The financing arrangement consisted of a senior secured revolving credit facility pursuant to which the Company could borrow up to $5.0 million, subject to adjustment. Borrowings under the credit agreement could not exceed 85% of the Company's qualified accounts receivable after application of certain liquidity factors and deduction of certain specified reserves, and repaid daily by a sweep of the Company's cash-collections lockbox. The credit agreement included an annual collateral monitoring fee of $12,000. The interest rate under the GE Capital Facility was based on the lower of the 30-day LIBOR, plus 3.25% or prime rate, plus 0.5%. The credit agreement provided for a prepayment fee of 2.0% of the commitment amount if terminated during the first year and 1.0% of the commitment amount if terminated any time thereafter prior to the maturity date. The GE Capital Facility had a two-year term and was secured by the diagnostic services business accounts receivable, along with all of the other assets of the Company and its subsidiaries. As of December 31, 2007, the Company was not in compliance with the GE Capital Facility minimum tangible net worth covenant, which was the same as described above for the Comerica loan agreement. However, the Company repaid all indebtedness under the GE Capital Facility on March 17, 2008 in conjunction with the New Mezzanine Facility discussed below. The Company expensed loan costs for the three and six months ended June 30, 2008 of $-0- and $46,000, respectively, and $23,000 and $42,000 for the three and six months ended June 30, 2007, respectively.

  Safeguard Mezzanine Financing

        On March 7, 2007, the Company entered into a senior subordinated revolving credit facility with Safeguard (the "Initial Mezzanine Facility"). The Initial Mezzanine Facility originally provided the Company up to $12.0 million in working capital funding, but was reduced by $6.0 million as a result of the ACIS Sale. Borrowings under the Initial Mezzanine Facility bore interest at an annual rate of 12%. In connection with the Initial Mezzanine Facility, the Company issued commitment and maintenance fee warrants to Safeguard, as well as warrants for the Company's usage of the facility. The fair value of these warrants were measured on the date of issuance with the Black-Scholes option pricing model, and

CLARIENT, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(8) Lines of Credit (Continued)

will be recognized as interest expense over the term of the line of credit agreement. Prior to the refinancing of the Initial Mezzanine Facility, the Company borrowed an aggregate of $3.0 million under the Initial Mezzanine Facility in the fourth quarter of 2007 and through March 14, 2008.

        On March 14, 2008, the Company entered into an amended and restated senior subordinated revolving credit facility with Safeguard (the "New Mezzanine Facility") to refinance, renew and expand the Initial Mezzanine Facility. The New Mezzanine Facility, which has a stated maturity date of April 15, 2009, provides the Company access to up to $21.0 million in working capital funding. Borrowings under the New Mezzanine Facility will bear interest at an annual rate of 12% through June 30, 2008 and 13% thereafter. As of June 30, 2008, the Company had outstanding indebtedness of approximately $12.4 million under the New Mezzanine Facility. Proceeds from the New Mezzanine Facility were used to refinance indebtedness under the Initial Mezzanine Facility, for working capital purposes and to repay in full and terminate the GE Capital Facility and certain related equipment lease obligations. In connection with the New Mezzanine Facility, the Company issued 1,643,750 warrants to Safeguard at the closing of the facility. In addition, under the New Mezzanine Facility, the Company is required to issue to Safeguard an aggregate of an additional 2,200,000 warrants in four equal and separate tranches if the balance of the New Mezzanine Facility has not been reduced to $6.0 million on or prior to May 1, July 1, September 1, and November 1, 2008. The first two of these tranches were issued on June 10, 2008 and July 2, 2008. The fair value of the issued warrants is estimated and fixed on the date of commitment. The fair value of the unissued warrants was re-estimated at June 30, 2008 and will be re-estimated at each reporting date until they are issued. The fair value of any warrants issued or to be issued in conjunction with the Initial Mezzanine Facility and New Mezzanine Facility are initially presented in the accompanying balance sheets as a discount on the related party line of credit and additional paid-in-capital after consideration of the provisions of EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." The discount is then accreted to interest expense to related parties in the accompanying statements of operations over the term of the line of credit agreement.

        The fair value and related interest expense for these warrants are as follows (in thousands, except per share amounts):

Initial Mezzanine Warrants

						Interest Expense Recognized
						Three Months Ended		Six Months Ended
Number of warrants	Exercise Price	Warrant Term	Warrant Issuance Date	Warrant Expiration Date	Grant Date Fair Value	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
125,000	$0.01	4 years	March 7, 2007	March 7, 2011	$204	$20	$28	$48	$37
62,500	1.39	4 years	March 7, 2007	March 7, 2011	69	7	10	16	13
31,250	0.01	4 years	November 14, 2007	November 14, 2001	62	10	—	23	—
31,250	0.01	4 years	December 17, 2007	December 17, 2011	61	11	—	26	—
31,250	0.01	4 years	March 5, 2008	March 5, 2012	62	14	—	18	—

Total					$458	$62	$38	$131	$50

CLARIENT, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(8) Lines of Credit (Continued)

        The fair value of the Initial Mezzanine Facility warrants was estimated using the Black-Scholes option pricing model with risk-free interest rates ranging from 3.4% - 4.5% and volatility rates ranging from 66% - 85%. The risk-free interest rates were based on the U.S. Treasury yield curve in effect on the date of issuance. Expected volatility rates were based on historical volatility for a period equal to the warrants' life.

New Mezzanine Warrants

						Interest Expense Recognized
						Three Months Ended		Six Months Ended
Number of warrants	Exercise Price	Warrant Term	Warrant Issuance Date	Warrant Expiration Date	Warrant Fair Value	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
1,643,750	$0.01	5 years	March 14, 2008	March 14, 2013	$2,666	$609	$—	$730	$—
550,000	0.01	5 years	May 1, 2008	June 11, 2013	1,140	312	—	312	—
550,000	0.01	5 years	July 1, 2008	July 2, 2013	1,095	300	—	300	—
550,000	0.01	5 years	September 1, 2008	N/A	1,095	300	—	300	—
550,000	0.01	5 years	November 1, 2008	N/A	1,095	300	—	300	—

Total					$7,091	$1,821	$—	$1,942	$—

The fair value of the New Mezzanine Facility warrants was estimated using the Black-Scholes option pricing model with a risk-free interest rate of 3.4%, and volatility rates ranging from 78% - 80%. The risk-free interest rate was based on the U.S. Treasury yield curve in effect on the date of issuance and/or for the quarter end date for warrants not issued which are marked-to-market. Expected volatility rates were based on historical volatility for a period equal to the warrants' life.

The New Mezzanine Facility includes certain restrictive covenants, including (a) requirement to obtain approval from lender for new financing agreements or other significant transactions, (b) requirement to comply with other covenants in any note including the Comerica Facility and Gemino Facility, and (c) a liquidity event would constitute an event of default. Failure to maintain compliance with the Comerica Facility or the Gemino Facility would constitute an event of default under the New Mezzanine Facility. Absent a waiver from each lender, borrowings under the facilities would become immediately due and payable. The New Mezzanine Facility was amended in July 2008 in connection with the completion of the Gemino Facility. The amendment, among other things, required the Company to repay $4.6 million of indebtedness under the New Mezzanine Facility with proceeds borrowed under the Gemino Facility and, subject to Safeguard's subordination agreement with Gemino, requires certain other prepayments of indebtedness under the New Mezzanine Facility of up to approximately $2.9 million in the aggregate to be made from time to time to the extent the Company is able to borrow funds in excess of $4.6 million under the Gemino Facility (or any refinancing thereof).

  Gemino Financing

        On July 31, 2008, the Company and its subsidiaries entered into a credit facility (the "Gemino Facility") with Gemino Healthcare Finance, LLC. The Gemino Facility is a revolving facility under which the Company may borrow up to $8.0 million. The amount which the Company is entitled to borrow under the Gemino Facility at a particular time (approximately $5.0 million as of July 31, 2008)

CLARIENT, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(8) Lines of Credit (Continued)

is based on the amount of the Company's qualified accounts receivable and certain liquidity factors. Borrowings under the Gemino Facility, which may be repaid and re-borrowed, will bear interest at a rate per annum equal to 30-day LIBOR (subject to a minimum annual rate of 2.50% at all times) plus an applicable margin of 5.25%. Depending on the Company's meeting certain financial benchmarks for the fiscal year ending December 31, 2008, the applicable margin may be reduced to as low as 4.75%. The Company will also pay an unused commitment fee of 0.75%, and the facility is subject to a prepayment fee of 2.0% of the aggregate commitment if terminated on or prior to July 31, 2009, and 1.0% of the aggregate commitment if terminated thereafter but on or prior to July 31, 2010.

        The Gemino Facility's current maturity date is January 31, 2009, but such date may be extended on an annual basis for two additional twelve month periods upon the satisfaction of certain conditions, including (i) absence of any continuing event of default, (ii) extension or refinancing of the Comerica Facility and the New Mezzanine Facility, and (iii) amendment of financial covenants for the extension period.

        The Gemino Facility contains customary representations and warranties, affirmative covenants and negative covenants and events of default customary for credit facilities of this nature. Such covenants include a financial covenant which requires the Company to maintain minimum adjusted EBITDA of $2,000,000 for the nine month period ended September 30, 2008 and of $2,900,000 for the 12 month period ended December 31, 2008, as well as financial covenants requiring the Company not to exceed a maximum ratio of average borrowings under the Gemino Facility over average monthly cash collections and to maintain a minimum level of liquidity. The Company and its subsidiaries have granted Gemino a security interest in all of their accounts receivable and related assets, which interest secures the Company's obligations to Gemino under the Gemino Facility. The Comerica Facility and the New Mezzanine Facility are subordinated to the Gemino Facility.

        The following table summarizes the Company's total debt as of June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008	December 31, 2007
Comerica Facility	$9,000	$9,000
GE Capital Facility	—	4,997
Initial Mezzanine Facility	—	2,000
New Mezzanine Facility	12,420	—
Capital lease obligations	620	2,416

Subtotal	22,040	18,413
Less: unamortized discount on Mezzanine Facilities	(5,342)	(263)

Total debt, including capital lease obligations, net of discount	16,698	18,150
Less: current portion of long-term debt	(16,299)	(17,244)

Total long-term debt, including capital lease obligations	$399	$906

CLARIENT, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(9) Equipment Financing

        In June 2004, the Company entered into a master lease agreement with GE Capital for capital equipment financing of diagnostic services (laboratory) related equipment. On March 17, 2008, the Company paid off and terminated all amounts financed under the master lease agreement with proceeds from borrowings under the New Mezzanine Facility. The payoff amount was $2.9 million, which included residual balances, taxes, and miscellaneous closing fees. The difference between the payoff amount and the equipment Book Value of $0.7 million was recorded as additions to fixed assets. The Company has a number of outstanding equipment leases with other providers as of June 30, 2008.

        The Company's capital lease obligations as of June 30, 2008 are as follows (in thousands):

Fiscal Year:
Remainder of 2008	$143
2009	285
2010	265
2011	34

Subtotal	727
Less: interest	(107)

Total	620
Less: current portion	(221)

Capital lease obligations, excluding current portion	$399

(10) Commitments and Contingencies

         Voluntary Employee Retirement 401(k) Plan.    The Company has a voluntary employee retirement 401(k) plan available to all full time employees 21 years or older. The plan provides for a matching of the employee's contribution to the plan for 33.3% of the first 6% of the employee's annual compensation. The Company's matching contributions for the three and six months ended June 30, 2008 was $55,000 and $101,000, respectively, versus $52,000 and $94,000 for the three and six months ended June 30, 2007, respectively.

         Operating Lease Commitment.    The Company utilizes various operating leases for office space and equipment. The Company entered into a lease agreement dated as of July 20, 2005 for a mixed-use building with approximately 78,000 square feet in Aliso Viejo, California. The lease commenced on December 1, 2005 with an initial term of 10 years and an option to extend the lease term for up to two additional five-year periods. The initial annual base rent was approximately $0.5 million. The annual base rent was increased to approximately $1.0 million on June 1, 2006 and as the Company occupies additional square footage, will increase to approximately $1.4 million on December 1, 2008. The base rent is increased 3% annually effective on December 1 of each year beginning in 2006. The Company is also responsible for payments of common area operating expenses for the premises. The landlord agreed to fund approximately $3.5 million of tenant improvements toward design and construction costs associated with the build-out of the facility of which the landlord has reimbursed the Company $3.3 million through June 30, 2008. The remaining balance of $200,000 will be reimbursed in December 2008 when the Company begins paying rent on the related space. Such costs are capitalized as

CLARIENT, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(10) Commitments and Contingencies (Continued)

leasehold improvements and amortized over the shorter of their estimated useful lives or the remaining lease term, while the reimbursement is recorded to deferred rent and recovered ratably over the term of the lease.

        At June 30, 2008, future minimum lease payments for all operating leases are as follows (in thousands):

Fiscal year:
Reminder of 2008	$623
2009	1,524
2010	1,557
2011	1,586
2012	1,618
Thereafter	4,777

$11,685

        On May 14, 2008, one of the Company's sublease tenants informed the Company that it was filing for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. As such, during the quarter ended June 30, 2008 the Company took a charge of $243,000 to write-off the remaining deferred rental asset associated with this lease. The following table represents expected future minimum sublease receipts to the Company as of June 30, 2008 from the Company's remaining sublease (in thousands):

Fiscal year:
Reminder of 2008	$(152)
2009	(322)
2010	(54)
2011	—
2012	—
Thereafter	—

$(528)

(11) Income Taxes

        The Company's consolidated income tax expense for the three and six months ended June 30, 2008 was $6,000 respectively, versus $-0- and $23,000 for the three and six months ended June 30, 2007, respectively. The Company has recorded a full valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the net operating loss benefit that would have been recognized in 2008 was offset by a valuation allowance.

        On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48") which had no impact on the Company's consolidated statements of operations and financial position. During the quarter ended June 30, 2008, the Company had no material changes in uncertain tax positions.

CLARIENT, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(11) Income Taxes (Continued)

        The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. Tax years 2004 and forward remain open for examination for federal tax purposes and tax years 2003 and forward remain open for examination for purposes of the Company's more significant state tax jurisdictions. To the extent utilized in future years' tax returns, net operating loss and capital loss carryforwards at December 31, 2007 will remain subject to examination until the respective tax year of utilization is closed.

(12) Legal Proceedings

        The Company is not a party to any material pending legal proceedings, the adverse outcome of which, individually or in the aggregate, management believes would have a material adverse effect on the Company's business, financial condition or results of operations.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Forward-Looking Statements

        This Quarterly Report on Form 10-Q contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industries in which we operate and other matters, as well as management's beliefs and assumptions and other statements regarding matters that are not historical facts. These statements include, in particular, statements about our plans, strategies and prospects. For example, when we use words such as "projects," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "should," "would," "could," "will," "opportunity," "potential" or "may," variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our forward-looking statements are subject to risks and uncertainties. Factors that might cause actual results to differ materially, include, but are not limited to, our ability to maintain compliance with financial and other covenants under the Gemino Facility and our other credit facilities, limitations on our ability to borrow funds under the Gemino Facility based on our qualified accounts receivable and other liquidity factors, our ability to obtain annual renewals of the Gemino Facility and our other credit facilities, the reaction of third parties to our "going concern" audit opinion and the impact it may have on our operations, whether the conditions to payment of all or any portion of the $1.5 million of contingent consideration from the sale of our technology business to Carl Zeiss MicroImaging, Inc. are satisfied, unanticipated expenses or liabilities or other adverse events affecting cash flow, our ability to successfully develop and market novel markers, including the recently announced Clarient Insight™ Dx Breast Cancer Profile, uncertainty of success in developing any new software applications, failure to obtain Food and Drug Administration clearance or approval for particular applications, our ability to compete with other technologies and with emerging competitors in cell imaging and dependence on third parties for collaboration in developing new tests, and those risks which are discussed in "Risk Factors" below. Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by this cautionary statement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not occur.

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

        In March 2007, we entered the third stage of our business strategy by selling our instrument systems business, consisting of certain tangible assets, inventory, intellectual property (including the Company's patent portfolio and the ACIS and ChromaVision trademarks), contracts and other assets used in the operations of the instrument systems business (the "Technology business") to Carl Zeiss MicroImaging, Inc. ("Zeiss"), an international leader in the optical and opto-electronics industries (the "ACIS Sale"). The ACIS Sale provided us with additional financial resources to focus our efforts on the most profitable and fastest growing opportunities within our services business. We believe our strength as a leading cancer diagnostics laboratory, our strong commercial reach with cancer-focused pathologists, our unique PATHSiTE™ suite of services, our deep domain expertise, and access to robust intellectual property can propel our continued growth through the development of additional tests, unique analytical capabilities, and other service offerings.

        Our focus is on identifying high-quality opportunities to increase our profitability and differentiate Clarient's service offerings in this highly competitive market. An important aspect of our strategy is to create near- and long-term, high margin revenue generating opportunities by connecting our medical expertise and our intellectual property with our strong commercial team to commercialize novel diagnostic tests (sometimes also referred to as "novel markers" or "biomarkers"), such as the Clarient Insight™ Dx Breast Cancer Profile which was announced in January 2008. Novel diagnostic tests detect characteristics of an individual's tumor or disease that, once identified and qualified, allow for more accurate prognosis, diagnosis and treatment. In addition, we are working to identify specific partners and technologies where we can assist in the commercialization of third-party novel diagnostic tests. We believe that broader discovery and use of novel diagnostic tests will clarify and simplify decisions for healthcare providers and the biopharmaceutical industry. The growing demand for personalized medicine has generated a need for these novel diagnostic tests, creating a new market expected to reach $1 billion in three to five years based on our internal estimates.

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

        Safeguard Scientifics, Inc. and certain of its subsidiaries own a majority of our outstanding capital stock. We refer to Safeguard Scientifics, Inc and/or its subsidiaries and affiliates, collectively, herein as "Safeguard."

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

        Selling, general and administrative (SG&A) expenses, including diagnostic services administration, for the six months ended June 30, 2008 were 66% of total revenue, compared to 76% in the prior quarter ended June 30, 2007. We expect an improving trend to continue as our revenues increase, offsetting our expenditures for: 1) selling expenses related to the ramp-up of our sales force responsible for our diagnostics services; 2) administration expenses related to diagnostic services, particularly the costs of pathology services and billing; 3) bad debt expenses primarily for uncollectible patient accounts; and 4) expenses in connection with key business development initiatives focused on targeted cancer therapies in various stages of clinical study.

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

        The following is a summary of Medicare reimbursement rates for certain CPT codes used in our laboratory services:

CPT Code	2007 (1/1/07 - 12/31/07)	2008 (1/1/08 - 12/31/08)	Change
88185	$41	$52	27%
88342	107	113	6%
88361	186	186	—
88368	193	229	19%
88367	252	269	7%

        The above CPT codes represent a significant portion of the Company's lab volume.

        In July 2008, the Medicare rate increase that initially took effect in the first quarter of 2008 was extended 18 months effective July 1, 2008, to December 31, 2009.

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

         Cost of Revenue and Gross Profit.    Cost of revenue includes laboratory personnel, depreciation of laboratory equipment, laboratory supplies and other direct costs such as shipping. Most of our cost of revenue structure is variable, except for staffing and related expenses, which are semi-variable, and depreciation, which is fixed.

         Selling, General and Administrative Expenses.    Selling, general and administrative expenses primarily consist of the salaries, benefits and costs attributable to the support of our operations, such as: information systems, executive management, financial accounting, purchasing, administrative and human resources personnel, as well as office space and recruiting, legal, auditing and other professional services. Our current sales resources are targeting community pathology practices and hospitals. The sales process for this business group is designed to understand the customer's needs and develop appropriate solutions from our range of laboratory service options. In addition, we incur administration costs of senior medical staff, senior operations personnel, billing and collection costs, consultants and legal resources to facilitate implementation and support of our operations. Collection costs are incurred from a combination of in-house services and a third-party billing and collection company that we have engaged to perform these services because of the high degree of technical complexity and knowledge required to effectively perform these operations. These costs are generally incurred as a percentage of amounts collected. On June 1, 2008, the Company completed the process of bringing the billing and collection process entirely in-house. The Company expects this will result in expense reductions in selling, general and administrative expense. Bad debt expense resulting primarily from uncollectible patient accounts is also a component of selling, general and administrative expenses. Our third-party billing service will continue to be responsible for the collection and service of all outstanding accounts receivable as of May 31, 2008.

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

  Allowance for Doubtful Accounts

        For estimated bad debts, we review the age of receivables in various financial classes and estimate the uncollectible portion based on the type of payor, age of the receivables, and historical loss experience. However, in all periods presented (except for June 2008, when the Company brought billing and collection in-house), we outsourced the direct billing and collection of laboratory related receivables, and we worked closely with our outsourced billing partner to review the details of each laboratory-related account. As the Company continues to grow its laboratory service operations test volume, we expect bad debt expense to increase.

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

Three Months Ended June 30, 2008 Compared with Three Months Ended June 30, 2007

        The following table presents our results of operations as percentages of revenues:

	Percentage of Revenue Three months ended June 30,
	2008	2007
Revenue	100%	100%
Cost of revenue	41	56

Gross profit	59	44
Selling, general and administrative expenses	69	72

Loss from operations	(10)	(28)
Interest, net	15	5

Net loss	(25)%	(33)%

Revenue

        Total revenue increased 71% or $7.0 million from $9.9 million for the three months ended June 30, 2007 to $16.9 million for the three months ended June 30, 2008. This increase resulted from the execution of our marketing and sales strategy to increase our sales to new and existing customers. We added 53 new customers in the three months ended June 30, 2008, an increase of 8% in total customers over the prior quarter, and increased our penetration to existing customers during the period. In addition, we increased our breadth of offerings to include multiple cancer types, including expanding our lymphoma/leukemia business, and performing testing in other solid tumors such as colon, prostate and lung. This testing was performed using our expanded capabilities in immunohistochemistry, flow cytometry, FISH and PCR. We also increased our depth of offering within each cancer type. We also benefited from an overall increase in Medicare reimbursement rates in the first quarter of 2008 for certain tests we perform. In addition to the Medicare reimbursement rate increase, many of the Company's third-party contract rates are tied to Medicare rates, which consequently, also increased. We anticipate revenues will continue to increase as a result of increased revenue from existing customers, the addition of new customers and our offering of a more comprehensive suite of advanced and/or proprietary cancer diagnostic tests. In July 2008, the Medicare rate increase that initially took effect in the first quarter of 2008 was extended 18 months, effective July 1, 2008, to December 31, 2009.

Cost of Revenue and Gross Margin

        For the three months ended June 30, 2008, our gross margin was 59% compared to 44% in 2007. The increase in gross margin in 2008 was driven by the increase in revenue, test volume growth, higher value services mix, the increase in reimbursement rates and higher employee productivity. We anticipate gross margins will continue at or near these levels as we more effectively utilize our capacity and expand our breadth of test offerings, subject to potential changes in Medicare rates. In July 2008, the Medicare rate increase that initially took effect in the first quarter of 2008 was extended 18 months effective July 1, 2008, to December 31, 2009.

        Cost of revenue for the three months ended June 30, 2008 was $6.9 million compared to $5.5 million for June 30, 2007, an increase of 25%. These costs primarily relate to costs associated with laboratory personnel, lab-related depreciation expense, laboratory reagents and supplies of $90,000, the cost of tests performed by other laboratories of $850,000, and other direct costs such as courier and shipping costs of $370,000. As volume and revenue grows these costs grow as well. However, we expect the growth to be slower than overall revenue growth due to economies of scale, better vendor agreements, and mix of testing.

Operating and Other Expenses

         Selling, general and administrative expenses.    Expenses for the three months ended June 30, 2008 increased approximately $4.6 million, or 65%, to $11.8 million compared to $7.1 million for the three months ended June 30, 2007. As a percentage of revenues, these costs decreased from 72% for the three months ended June 30, 2007 to 69% for the three months ended June 30, 2008. The increase in expenses in 2008 was due primarily to an increase in severance cost of $681,000, professional fees of $380,000, billing costs of $500,000, bad debt expense of $1.4 million, investments in sales and marketing and information management infrastructure of $1.6 million. We anticipate selling expenses and bad debt expenses will continue to grow as a result of our expected revenue growth, though we expect other general and administrative expenses to decline as a percentage of revenues as our infrastructure costs stabilize.

         Interest expense and other income.    Interest expense and other income totaled $2.6 million and $0.5 million for the three months ended June 30, 2008 and 2007, respectively, and consisted primarily of net interest expense. Interest expense relates to borrowings under our financing facilities as well as the amortization of costs relating to warrants issued to Safeguard, our majority stockholder and related party, in partial consideration for the guarantee of our credit facility with Comerica Bank by Safeguard and in connection with the establishment and borrowings under the Initial Mezzanine Facility and New Mezzanine Facility. Amortized costs of $1.9 million and $37,000 related to these warrants were included in interest expense for the three months ended June 30, 2008 and 2007, respectively. The fair value of unissued warrants was re-estimated at June 30, 2008 and will be re-estimated at each reporting date until they are issued.

Six Months Ended June 30, 2008 Compared with Six Months Ended June 30, 2007

        The following table presents our results of operations as percentages of revenues:

	Percentage of Revenue Six months ended June 30,
	2008	2007
Revenue	100%	100%
Cost of revenue	40	57

Gross profit	60	43
Selling, general and administrative expenses	66	76

Loss from operations	(6)	(33)
Interest, net	10	7

Net loss	(16)%	(40)%

Revenue

        Total revenue increased 75% or $14.1 million from $18.7 million for the six months ended June 30, 2007 to $32.8 million for the six months ended June 30, 2008. This increase resulted from the execution of our marketing and sales strategy to increase our sales to new and existing customers. We added 99 new customers in the six months ended June 30, 2008, an increase in total customers of 16% over the prior year, and increased our penetration to existing customers during the period. In addition, we increased our breadth of offerings to include multiple cancer types, including expanding our lymphoma/leukemia business, and performing testing in other solid tumors such as colon, prostate and lung. This testing was performed using our expanded capabilities in immunohistochemistry, flow cytometry, FISH and PCR. We also increased our depth of offering within each cancer type. We also benefited from an overall increase in Medicare reimbursement rates in the first quarter of 2008, for certain tests we perform. In addition to the Medicare reimbursement rate increase, many of the Company's third-party contract rates are tied to Medicare rates, which consequently, also increased. We anticipate revenues will continue to increase as a result of increased revenue from existing customers, the addition of new customers and our offering of a more comprehensive suite of advanced and/or proprietary cancer diagnostic tests. In July 2008, the Medicare rate increase that initially took effect in the first quarter of 2008 was extended 18 months effective July 1, 2008, to December 31, 2009.

Cost of Revenue and Gross Margin

        For the six months ended June 30, 2008, our gross margin was 60% compared to 43% in 2007. The increase in gross margin in 2008 was driven by the increase in revenue, test volume growth, higher value services mix, the increase in reimbursement rates and higher employee productivity. We anticipate gross margins will continue at or near these levels as we more effectively utilize our capacity and expand our breadth of test offerings, subject to potential changes in Medicare rates. In July 2008, the Medicare rate increase that initially took effect in the first quarter of 2008 was extended 18 months effective July 1, 2008, to December 31, 2009.

        Cost of revenue for the six months ended June 30, 2008 was $13.0 million compared to $10.6 million for June 30, 2007, an increase of 23%. These costs primarily relate to costs associated with laboratory personnel, lab-related depreciation expense of $140,000, laboratory reagents and supplies of $430,000, the cost of tests performed by other laboratories of $1.2 million, and other direct costs such as courier and shipping costs of $630,000. As volume and revenue grows these costs will grow as well. However, we expect the growth to be slower than overall revenue growth due to economies of scale, better vendor agreements, and mix of testing.

Operating and Other Expenses

         Selling, general and administrative expenses.    Expenses for the six months ended June 30, 2008 increased approximately $7.6 million, or 53%, to $21.7 million compared to $14.1 million for the six months ended June 30, 2007. As a percentage of revenues, these costs decreased from 76% for the six months ended June 30, 2007 to 66% for the six months ended June 30, 2008. The increase in expenses in 2008 was due primarily to an increase in severance cost of $681,000, professional fees of $1.1 million, billing costs of $500,000, bad debt expense of $2.7 million, investments in sales and marketing and information management infrastructure of $2.6 million. We anticipate selling expenses and bad debt expenses will continue to grow as a result of our expected revenue growth, though we expect other general and administrative expenses to decline as a percentage of revenues as our infrastructure costs stabilize.

         Interest expense and other income.    Interest expense and other income totaled $3.3 million and $1.3 million for the six months ended June 30, 2008 and 2007 and consisted primarily of net interest expense. Interest expense relates to borrowings under our financing facilities as well as the amortization of costs relating to warrants issued to Safeguard, our majority stockholder and related party, in partial consideration for the guarantee of our credit facility with Comerica Bank by Safeguard and in connection with the establishment and borrowings under the Initial Mezzanine Facility and New Mezzanine Facility. Amortized costs of $2.1 million and $50,000 related to these warrants were included in interest expense for the six months ended June 30, 2008 and 2007, respectively. The fair value of the unissued warrants was re-estimated at June 30, 2008 and will be re-estimated at each reporting date until they are issued.

Liquidity and Capital Resources

        At June 30, 2008, we had approximately $2.1 million of cash and cash equivalents and $8.6 million available under the New Mezzanine Facility with Safeguard. However, we had a working capital deficiency of $8.3 million at June 30, 2008. Cash used in operating activities was $1.3 million for the six months ended June 30, 2008 due primarily to our net loss of $5.2 million, and an increase in accounts receivable of $6.2 million, substantially offset by non-cash costs and expenses of $8.9 million for depreciation, stock-based compensation, warrant amortization and bad debt, and a decrease in accounts payable of $42,000. The operating cash improvement of $6.2 million between the six months ended June 30, 2008 and 2007 is primarily the result of the elimination of negative cash flow related to Discontinued Operations of $6.2 million, which occurred during the first quarter of 2007 as well as negative fluctuations in accounts receivable and accounts payable. Cash used in investing activities for the six months ended June 30, 2008 of $2.2 million consisted of capital expenditures related primarily to new laboratory equipment and information technology infrastructure enhancements. The reduction in cash from investing activities of $10.5 million for the six months ended June 30, 2008 and compared to the comparable period of 2007 is primarily the result of the receipt of the proceeds from the sale of Discontinued Operations of $10.3 million, which occurred during the first quarter of 2007. Net cash provided by financing activities for the six months ended June 30, 2008 was $4.0 million and was attributable primarily to net borrowings of $21.0 million under our revolving line of credit and New Mezzanine Facility, which were partially offset by principal payments of $18.0 million on our revolving lines of credit and capital leases. See Note 8 "Lines of Credit" for discussion of the changes in Mezzanine financing.

        During the first quarter of 2008, we used $2.5 million in borrowings under the New Mezzanine Facility to pay off and terminate all of our equipment lease obligations to GE Capital. We believe that we have substantially all of the laboratory equipment that is required to support our current operating activities; however, a substantial increase in diagnostic service activity in excess of our annual revenue plan may result in a requirement to make additional capital expenditures.

        In July 2005, we signed a ten-year lease for a new facility, which began December 1, 2005 with two five-year renewal options. We relocated our laboratory operations to the new facility in January 2006 and relocated our corporate headquarters and manufacturing operation to the new facility in the second quarter of 2006. Rent expense, net of sublease payments, was $389,000 and $94,000 for the quarters ended June 30, 2008 and 2007, respectively. During the first quarter of 2007, we entered into sublease agreements with two tenants who made lease and common area expense payments of $290,000 and $175,000 in the quarter ended June 30, 2008 and 2007, respectively. In the second quarter of 2008, one of our sublease tenants filed for protection under Chapter 11 of the United States Bankruptcy Code and defaulted on its lease, causing a reduction in sublease payments for the period. As a result, the expected future sublease income of $1.1 million is at risk.

        On September 29, 2006, we entered into a revolving credit facility with GE Capital (the "GE Capital Facility") which consisted of a senior secured revolving credit facility pursuant to which we could borrow up to $5.0 million, subject to adjustment. We repaid all amounts owed under the GE Capital Facility during the first quarter of 2008 and terminated this facility.

        We currently have a $12.0 million revolving credit agreement with Comerica Bank, which we amended and restated on February 28, 2008 (the "Comerica Facility"). Borrowings under the Comerica Facility totaled $9.0 million at June 30, 2008 and are being used for working capital purposes, and the remaining availability under the Comerica Facility was used to obtain a $3.0 million stand-by letter of credit for the landlord of our leased facility in Aliso Viejo, California. The Comerica Facility matures on February 26, 2009, and, as of June 30, 2008, the Company had no additional availability under the Comerica Facility. During 2008, borrowings under the Comerica Facility bore interest at the bank's prime rate minus 0.5% and included one financial covenant related to tangible net worth. Under the amended and restated Comerica Facility, at the Company's option, borrowings will bear interest at the prime rate minus 0.5%, or a rate equal to LIBOR plus 2.45%, provided, however, that upon the achievement of certain financial performance metrics the rate will decrease by 0.25%. We were not in compliance with the minimum tangible net worth covenant as of December 31, 2007 (and in certain prior periods), and, on March 21, 2008, we obtained a waiver from Comerica Bank with respect thereto. As of June 30, 2008, the Company was in compliance with all debt covenants related to the Comerica Facility. The Comerica Facility was amended in July 2008 in connection with the completion of the Gemino Facility. The July 2008 amendment eliminated the tangible net worth covenant and replaced it with a covenant that requires us to maintain minimum adjusted EBITDA (defined as (i) net income plus (ii) amounts deducted in the calculation of net income for (A) interest expense, (B) charges against income for foreign, federal, state and local taxes, (C) depreciation and amortization, and (D) stock based compensation) of $2,000,000 for the nine month period ended September 30, 2008 and of $2,900,000 for the 12 month period ended December 31, 2008.

        Safeguard guarantees borrowings under the Comerica Facility in exchange for an annual fee of 0.5% of the amount guaranteed and an amount equal to 4.5% per annum of the daily-weighted average principal balance outstanding ($12.0 million as of June 30, 2008, inclusive of the above-referenced letter of credit). Additionally, under the Comerica Facility we are required to pay Safeguard a quarterly usage fee of 0.875% of the amount by which the daily average principal balance outstanding under the Comerica Facility exceeds $5.5 million. We also issued warrants to Safeguard in January 2007 as consideration for its guarantee as follows: warrants to purchase 100,000 shares for an exercise price of $0.01 (as a commitment fee for Safeguard's guarantee) and warrants to purchase 166,667 shares for an exercise price of $1.64 (as a maintenance fee for Safeguard's guarantee). The fair value of warrants issued was determined under the Black-Scholes model, and was fully expensed in the quarter ended March 31, 2007. The Safeguard guarantee was also extended along with the renewal of the Comerica Facility on February 28, 2008 under the same terms as the 2007 extension. No additional warrants were issued as part of the 2008 extended guarantee.

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

        On March 14, 2008, we entered into the New Mezzanine Facility to refinance, renew and expand the Initial Mezzanine Facility. The New Mezzanine Facility, which has a stated maturity date of April 15, 2009, provides the Company access to up to $21.0 million in working capital funding. The New Mezzanine Facility will come due earlier upon (i) full repayment by the Company of its senior debt; (ii) certain sales, mergers or consolidations of the Company which would result in a sale of all or substantially all of the Company's assets or Safeguard no longer owning a majority of the Company's common stock; or (iii) the liquidation of the Company. In the event the Company completes a financing of debt or equity securities resulting in net proceeds to the Company of at least $15,000,000, the Company will be required to pay down all amounts outstanding under the New Mezzanine Facility and the maximum aggregate size of the New Mezzanine Facility will be reduced to $6 million. Borrowings under the New Mezzanine Facility bear interest at an annual rate of 12% through June 30,

2008 and 13% therafter. As of June 30, 2008, the Company had outstanding indebtedness of approximately $12.4 million under the New Mezzanine Facility. Proceeds from the New Mezzanine Facility were used to refinance indebtedness under the Initial Mezzanine Facility, for working capital purposes and to repay in full and terminate the GE Capital Facility and certain related equipment lease obligations. In connection with the New Mezzanine Facility, the Company issued Safeguard five-year warrants to purchase 1,643,750 shares of common stock with an exercise price of $0.01 per share, which included warrants to purchase 93,750 shares, which were the subject of amounts that had not been drawn under the Initial Mezzanine Facility. The fair value of the warrants issued of $2.7 million was determined under the Black-Scholes model and the related debt discount is being recognized as interest expense over the term of this agreement related to these warrants. In addition, the Company issued to Safeguard warrants to purchase 550,000 shares of common stock with an exercise price of $.01 per share on each of June 10, 2008 and July 2, 2008 and the Company is required to issue to Safeguard an aggregate of an additional 1,100,000 warrants in two equal and separate tranches if the balance of the New Mezzanine Facility has not been reduced to $6.0 million on or prior to September 1, and November 1, 2008. The fair value of the warrants issued in conjunction with the Initial Mezzanine Facility and New Mezzanine Facility are initially presented in the accompanying balance sheets as a discount on the related party line of credit and additional paid-in-capital after consideration of the provisions of EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." The discount is then accreted to interest expense to related parties in the accompanying statements of operations.

        The New Mezzanine Facility includes certain restrictive covenants, including (a) requirement to obtain approval from lender for new financing agreements or other significant transactions, (b) requirement to comply with other covenants in any note including the Gemino Facility and Comerica Facility, and (c) a liquidity event would constitute an event of default. Failure to maintain compliance with the Gemino Facility and Comerica Facility would constitute an event of default under this facility. Absent a waiver from each lender, borrowings under the facilities would become immediately due and payable.

        On July 31, 2008, the Company and its subsidiaries entered into the Gemino Facility. The Gemino Facility is a revolving facility under which the Company may borrow up to $8.0 million. The amount which Clarient is entitled to borrow under the Gemino Facility at a particular time (approximately $5.0 million as of July 31, 2008) is based on the amount of the Company's qualified accounts receivable and certain liquidity factors. Borrowings under the Gemino Facility, which may be repaid and re-borrowed, will bear interest at a rate per annum equal to 30-day LIBOR (subject to a minimum annual rate of 2.50% at all times) plus an applicable margin of 5.25%. Depending on the Company's meeting certain financial benchmarks for the fiscal year ending December 31, 2008, the applicable margin may be reduced to as low as 4.75%. The Company will also pay an unused commitment fee of 0.75%, and the facility is subject to a prepayment fee of 2.0% of the aggregate commitment if terminated on or prior to July 31, 2009, and 1.0% of the aggregate commitment if terminated thereafter but on or prior to July 31, 2010.

        The Gemino Facility's current maturity date is January 31, 2009, but such date may be extended on an annual basis for two additional twelve month periods upon the satisfaction of certain conditions, including (i) absence of any continuing event of default, (ii) extension or refinancing of the Comerica Facility and the New Mezzanine Facility, and (iii) amendment of financial covenants for the extension period.

        The Gemino Facility contains customary representations and warranties, affirmative covenants and negative covenants and events of default customary for credit facilities of this nature. Such covenants include a financial covenant which requires the Company to maintain minimum adjusted EBITDA (defined as (i) net income plus (ii) amounts deducted in the calculation of net income for (A) interest expense, (B) charges against income for foreign, federal, state and local taxes, (C) depreciation and amortization, and (D) stock based compensation) of $2,000,000 for the nine month period ended September 30, 2008 and of $2,900,000 for the 12 month period ended December 31, 2008, as well as financial covenants requiring the Company not to exceed a maximum ratio of average borrowings under the Gemino Facility over average monthly cash collections and to maintain a minimum level of liquidity. The Company and its subsidiaries have granted Gemino a security interest in all of their accounts receivable and related assets, which interest secures the Company's obligations to Gemino under the Gemino Facility. The Comerica Facility and the New Mezzanine Facility are subordinated to the Gemino Facility.

        Our financial statements have been prepared on a going-concern basis, which assumes that the Company will have sufficient resources to pay its obligations as they become due during the next twelve months and do not reflect adjustments that might result if we were not to continue as a going concern. However, we have a history of operating losses and negative cash flows from operations, and future profitability is uncertain. In addition, we have an accumulated deficit, stockholders' deficit and a working capital deficiency, and a history of not complying with the covenants within our credit agreements. Such defaults were waived and we have agreed to a new financial covenants our credit facilities with Gemino and with Comerica Bank in July 2008. We entered into the Gemino Facility and the amendment to the Comerica Facility with the expectation that we could maintain compliance with these financial covenants. However, in order to do so, our results of operations in 2008 will have to meet levels not historically achieved by the Company. Failure to maintain compliance with the financial covenants under the Gemino Facility or Comerica Facility would constitute an event of default under those facilities and a cross-default under the New Mezzanine Facility. Absent a waiver from each lender, borrowings under each facility would become immediately due and payable. The Company does not currently have the ability to repay borrowings under these facilities. There can be no assurance that the Company will be able to fully access existing financing sources or obtain additional debt or equity financing when needed or on terms that are favorable to the Company and its stockholders, or will be able to obtain waivers from its lenders in the event of non-compliance with its debt covenants. As a result of these matters, there is substantial doubt about our ability to continue as a going concern.

        See Note 8 "Lines of Credit" for additional discussion of the GE Capital Facility, the Comerica Facility, the Initial Mezzanine Facility, the New Mezzanine Facility and the Gemino Facility.

        The following table summarizes our contractual obligations and commercial commitments at June 30, 2008, including our facility lease and borrowings on equipment subject to capital leases. These commitments exclude scheduled sublease receipts, any remaining amounts necessary to complete the build-out of our new facility, and a $3.0 million standby letter of credit provided to the landlord under the lease agreement for our facility.

	Payment due by period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(in thousands)
Revolving Lines of Credit, net of discount	$16,078	$16,078	$—	$—	$—
Capital Lease Obligations	620	221	399	—	—
Operating Leases	11,685	1,384	3,111	3,208	3,982

Total	$28,383	$17,683	$3,510	$3,208	$3,982

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements that provide financing, liquidity, market or credit risk support or involve leasing, hedging or research and development services for our business or other similar arrangements that may expose us to liability that is not expressly reflected in the financial statements, except for facilities operating leases.

        As of June 30, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

        Several new accounting standards have been issued and adopted recently. None of these standards had a material impact on our financial position, results of operations or liquidity.

        In September 2006, the FASB issued SFAS 157 which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008 the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 related to financial assets and liabilities did not have a material impact on the Company's consolidated financial statements. The Company is currently evaluating the impact, if any, that SFAS 157 may have on its consolidated financial statements related to non-financial assets and liabilities.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        We have invested excess cash in short-term debt securities that are intended to be held to maturity. These short-term investments typically have various maturity dates which do not exceed one year. We had no short-term investments as of June 30, 2008.

        Fluctuations in interest rates would not have a material effect on our financial statements because of the short-term nature of our debt. We have $9.0 million of variable interest rate debt outstanding at June 30, 2008.

Item 4.    Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, because of material weaknesses in internal control over financial reporting discussed in Management's Report on Internal Control Over Financial Reporting included in our Annual Report on Form 10-K for the year ended December 31, 2007 that were not remediated as of June 30, 2008, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

        In light of these unremediated material weaknesses, we performed additional post-closing procedures and analyses in order to prepare the Consolidated Financial Statements included in this report. As a result of these procedures, we believe our Consolidated Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented. We have begun efforts to design and implement improvements in our internal control over financial reporting to address the material weaknesses as discussed in Item 9A to our Annual Report on Form 10-K for the year ended December 31, 2007, which continue to exist at June 30, 2008.

        On June 1, 2008 we went live on our in-house billing and collection system as part of the transition away from our third-party billing provider who will continue to collect all outstanding accounts receivable dated prior to June 1, 2008. In conjunction with the new system, we implemented internal controls over the system but have not yet evaluated the effectiveness of these internal controls.

        Other than the controls over new billing and collection system referred to above, no change in our internal control over financial reporting occurred during our most recent fiscal quarter other than discussed above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II—OTHER INFORMATION

Item 1A.    Risk Factors

        There have been no material changes in our risk factors from the information set forth in our Annual Report on Form 10-K for the year ended December 31, 2007 and Quarterly Report on Form 10-Q for the three months ended March 31, 2008, except for the following:

We are required to maintain compliance with financial and other restrictive covenants in our debt financing agreements which can restrict our ability to operate our business, and if we fail to comply with those covenants, our outstanding indebtedness may be accelerated.

        In July 2008, we entered into a new credit facility with Gemino and into amendments of the Comerica Facility and the New Mezzanine Facility. The Gemino Facility and Comerica Facility each contain a financial covenant which requires us to maintain minimum adjusted EBITDA (defined as (i) net income plus (ii)  amounts deducted in the calculation of net income for (A) interest expense, (B) charges against income for foreign, federal, state and local taxes, (C) depreciation and amortization, and (D) stock based compensation) of $2,000,000 for the nine month period ended September 30, 2008 and of $2,900,000 for the 12 month period ended December 31, 2008. In addition, the Gemino Facility contains financial covenants requiring the Company not to exceed a maximum ratio of average borrowings under the Gemino Facility over average monthly cash collections and to maintain a minimum level of liquidity. In addition, our credit facilities with Gemino, Safeguard and Comerica contain covenants which, among other things, restrict our ability to:

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

  •
  transfer or sell our assets.

        These covenants could adversely affect our ability to finance our future operations or capital needs and pursue available business opportunities, including acquisitions. A breach of any of these covenants could result in a default in respect of the related indebtedness (and a breach of our credit facility with Gemino, Comerica or Safeguard would constitute a cross-default under the other facilities). During 2006 and 2007, we were unable to comply with certain financial covenants (including the requirement that we maintain a minimum tangible net worth and operating cash) under our credit agreements with General Electric Capital Corporation (which we repaid in full on March 17, 2008) and Comerica. While our lenders waived those defaults, if a default occurs in the future under any of our credit facilities, Gemino, Comerica and Safeguard could elect to declare the indebtedness under the applicable facility, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness. We entered into the Gemino Facility and the amendment to the Comerica Facility with the expectation that we could maintain compliance with the financial covenants set forth therein. However, in order to do so, our results of operations in 2008 will have to significantly improve from our historical results of operations. In addition, we have previously not been able to maintain compliance with prior financial covenants in our credit facilities with respect to certain periods. Therefore, there can be no assurance that we will be able to maintain compliance with our credit facilities. This, coupled with our history of operating losses, negative cash flows, accumulated deficit, and stockholders' deficit raise substantial doubt about our ability to continue as a going concern.

Item 4.    Submission of Matters to a Vote of Security Holders

        We held our Annual Meeting of Stockholders on June 18, 2008. At the meeting, the stockholders voted in favor of electing as directors the 8 nominees named in the Proxy Statement dated May 23, 2008.

        The number of votes were as follows:

Name	For	Withheld
James A Datin	66,577,412	845,108
Ronald A. Andrews	66,565,332	857,188
Peter J. Boni	66,476,217	946,303
Gregory Waller	66,969,049	453,471
Frank P. Slattery, Jr.	67,084,934	337,586
Jon R. Wampler	67,082,416	340,104
Dennis Smith, Jr., M.D.	67,057,087	365,433
Michael J. Pellini, M.D.	66,562,425	860,095
Brian Sisko	66,513,630	908,890

        Also at the annual meeting, the stockholders voted to approve an amendment to the Company's certificate of incorporation to increase the number of authorized shares of common stock of the Company from 100,000,000 to 150,000,000. The number of votes were as follows:

For	61,617,694
Against	5,348,050
Abstain	456,776

        Also at the annual meeting, the stockholders voted in favor to ratify the appointment of KPMG LLP as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2008. The number of votes were as follows:

For	66,972,741
Against	376,146
Abstain	73,633

Item 6. Exhibits

        The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this report.

Incorporated Filing Reference
Exhibit Number	Description	Form Type & Filing Date	Original Exhibit Number
3.1†	Certificate of Incorporation of the Company (as amended June 30, 2008)	—	—
10.1	Separation Agreement and Waiver and Release of All Claims between the Company and James Agnello dated May 21, 2008*	Form 8-K 5/22/2008	10.1
10.2	Employment letter agreement between the Company and Raymond Land dated May 28, 2008*	Form 8-K 5/22/2008	10.1
10.3†	Stock Option Agreement dated May 30, 2008 between the Company and Michael Pellini, M.D,*	—	—
10.4†	Stock Option Agreement dated June 10, 2008 between the Company and Raymond Land*	—	—
31.1†	Certification of Ronald A. Andrews pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.	—	—
31.2†	Certification of Raymond J, Land pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.	—	—
32.1†	Certification of Ronald A. Andrews pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—
32.2†	Certification of Raymond J. Land pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—

†
Filed herewith

*
This exhibit relates to management contracts or compensatory plans, contracts or arrangements in which directors and/or executive officers of the Registrant may participate.

 SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLARIENT, INC.
DATE: August 11, 2008	BY:	/s/ RONALD A. ANDREWS Ronald A. Andrews Chief Executive Officer
DATE: August 11, 2008	BY:	/s/ RAYMOND J. LAND Raymond J. Land Senior Vice President and Chief Financial Officer

QuickLinks

Table of Contents
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements.
CLARIENT, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (in thousands, except share and per share amounts)
CLARIENT, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Operations (in thousands, except share and per share amounts) (Unaudited)
CLARIENT, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (in thousands) (Unaudited)
Initial Mezzanine Warrants
New Mezzanine Warrants
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 1A. Risk Factors
  Item 4. Submission of Matters to a Vote of Security Holders
SIGNATURES