Form 10-Q
period 2008-09-30
CLARIENT, INC
filed 2008-11-06
CIK 1038223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐
No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding October 27, 2008
Common Stock, $0.01 par value per share	72,830,465 shares

CLARIENT, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CLARIENT, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	September 30, 2008	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$1,870	$1,516
Accounts receivable, net of allowance for doubtful accounts of $6,993 and $3,370 at September 30, 2008 and December 31, 2007, respectively	16,858	12,020
Inventories	951	740
Prepaid expenses and other current assets	995	1,006
Total current assets	20,674	15,282
Property and equipment, net	11,543	10,997
Other assets	99	339
Total assets	$32,316	$26,618
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Revolving lines of credit	$14,384	$13,997
Related party line of credit, net of discount	6,773	1,737
Accounts payable	3,462	2,915
Accrued payroll	2,708	1,916
Accrued expenses	3,179	4,327
Current maturities of capital lease obligations	228	1,510
Total current liabilities	30,734	26,402
Long-term capital lease obligations	340	906
Deferred rent and other non-current liabilities	4,023	4,099
Commitments and contingencies
Stockholders’ deficit:
Common stock $0.01 par value, authorized 150,000,000 shares, issued and outstanding 72,830,174 and 72,066,783 at September 30, 2008 and December 31, 2007, respectively	728	721
Additional paid-in capital	149,186	139,758
Accumulated deficit	(152,604)	(145,177)
Accumulated other comprehensive loss	(91)	(91)
Total stockholders’ deficit	(2,781)	(4,789)
Total liabilities and stockholders’ deficit	$32,316	$26,618

See accompanying notes to Condensed Consolidated Financial Statements.

CLARIENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue	$18,997	$11,936	$51,799	$30,638
Cost of revenue	7,159	5,739	20,134	16,311
Gross profit	11,838	6,197	31,665	14,327
Selling, general and administrative expenses	11,653	8,741	33,339	22,876
Income (loss) from operations	185	(2,544)	(1,674)	(8,549)
Interest expense	203	286	661	945
Interest expense to related parties	2,203	206	5,105	903
Interest income	(7)	—	(19)	(48)
Loss from continuing operations before income taxes	(2,214)	(3,036)	(7,421)	(10,349)
Income taxes	—	—	6	23
Loss from continuing operations	(2,214)	(3,036)	(7,427)	(10,372)
Income from discontinued operations	—	153	—	5,514
Net loss	$(2,214)	$(2,883)	$(7,427)	$(4,858)
Basic and diluted income (loss) per common share:
Loss from continuing operations	$(0.03)	$(0.04)	$(0.10)	$(0.15)
Income from discontinued operations	—	—	—	0.08
Net loss	$(0.03)	$(0.04)	$(0.10)	$(0.07)
Weighted average number of common shares outstanding	72,616,482	71,613,956	72,330,964	71,482,084

See accompanying notes to Condensed Consolidated Financial Statements.

CLARIENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(7,427)	$(4,858)
Income from discontinued operations	—	(5,514)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,815	2,500
Amortization of deferred financing and offering costs	302	57
Provision for bad debts	7,735	1,765
Stock-based compensation	1,424	1,195
Interest on related party debt	4,621	387
Changes in operating assets and liabilities:
Accounts receivable, net	(12,573)	(4,203)
Inventories	(211)	(212)
Prepaid expenses and other assets	69	(372)
Accounts payable	660	(1,671)
Accrued payroll	792	944
Accrued expenses	(1,012)	634
Deferred rent and other non-current liabilities	(76)	372
Cash flows from operating activities of discontinued operations	—	(649)
Net cash used in operating activities	(2,881)	(9,625)
Cash flows from investing activities:
Purchases of property and equipment	(3,499)	(2,650)
Proceeds from sale of discontinued operations, net of selling costs	—	10,329
Cash flows used in investing activities of discontinued operations	—	(132)
Net cash (used in) provided by investing activities	(3,499)	7,547
Cash flows from financing activities:
Proceeds from exercise of stock options	783	361
Borrowings on capital lease obligations	672	—
Repayments on capital lease obligations	(2,520)	(1,563)
Borrowings on revolving lines of credit	24,048	23,031
Repayments on revolving lines of credit	(23,756)	(17,913)
Borrowings on related party debt	12,420	—
Repayments on related party debt	(4,913)	—
Cash flows from financing activities of discontinued operations	—	(230)
Net cash provided by financing activities	6,734	3,686
Effect of exchange rate changes on cash and cash equivalents	—	(62)
Net increase in cash and cash equivalents	354	1,546
Cash and cash equivalents at beginning of period	1,516	448
Cash and cash equivalents at end of period	$1,870	$1,994
Supplemental disclosure of cash flow information:
Cash paid for interest	$876	$1,238
Cash paid for income taxes	$6	$23
Non cash financing activities—issuance of warrants in connection with borrowings from related party	$7,092	$—

See accompanying notes to Condensed Consolidated Financial Statements.

CLARIENT, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Basis of Presentation and Liquidity

The accompanying unaudited interim Condensed Consolidated Financial Statements of Clarient, Inc. and Subsidiaries (the “Company”) were prepared in accordance with accounting principles generally accepted in the United States of America and the interim financial statements rules and regulations of the U.S. Securities and Exchange Commission “SEC”). In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Condensed Consolidated Financial Statements. Certain amounts have been reclassified to conform to the current year presentation.

The interim operating results are not necessarily indicative of the results for a full year or for any interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements. The Condensed Consolidated Financial Statements included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-Q and included together with the Company’s audited Consolidated Financial Statements and Notes thereto included in the Company’s 2007 Annual Report on Form 10-K.

The preparation of the Condensed Consolidated Financial Statements contained herein in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes to the Condensed Consolidated Financial Statements. The most significant estimates in the Company’s Condensed Consolidated Financial Statements relate to revenue recognition, allowance for doubtful accounts, and stock-based compensation expense. Actual results could differ from those estimates.

During the fourth quarter of 2007, the Company identified certain immaterial accounting errors which resulted in a correction of prior periods. The prior period Condensed Consolidated Financial Statements presented herein have been adjusted for such correction. See the Company’s 2007 Annual Report on Form 10-K, Note 11 for additional discussion.

The Company’s financial statements have been prepared on a going-concern basis, which assumes that the Company will have sufficient resources to pay its obligations as they become due during the next twelve months and do not reflect adjustments that might result if the Company were not to continue as a going concern. The Company has incurred operating losses in every year since inception and its accumulated deficit as of September 30, 2008 was $152.6 million and its total stockholders’ deficit was $2.8 million. The Company’s working capital deficiency (total current assets minus total current liabilities) was $10.1 million at September 30, 2008.

The Company’s credit facilities with Gemino Healthcare Finance, LLC (“Gemino”), Comerica Bank (“Comerica”), and Safeguard Delaware, Inc., a wholly-owned subsidiary of Safeguard Scientifics, Inc. (“Safeguard”), the Company’s majority shareholder, contain certain covenants which require the Company’s compliance.  In order for the Company to comply with the financial covenants contained within its credit facilities, the Company must achieve operating results at levels that it has not historically achieved.  As of September 30, 2008, the Company believes that it was in compliance with all of the covenants contained within its credit facilities.  See Note 9 for a discussion of the Company’s credit facilities.

Failure to maintain compliance with the financial and/or certain other covenants contained within its credit facilities would constitute an event of default under the respective credit facility and by agreement, would result in a cross-default for the other credit facilities. If the Company could not receive a waiver of default from its lenders, its borrowings under the respective credit facilities would immediately become due and payable.  There can be no assurance that the Company would be able to obtain waivers from existing lenders or fully access its existing financing sources in the event of default.

At September 30, 2008, the Company did not have sufficient cash availability to repay its credit facilities coming due in early 2009.  The Company is currently in the process of evaluating certain financing alternatives in light of the stated maturity dates of its current credit arrangements. Due to the Company’s financial condition and the recent turmoil in the financial and credit markets, the Company’s ability to obtain extensions to its existing credit facilities, or to obtain new credit facilities, may be adversely affected.  There can be no assurance that the Company will be able to obtain financing on terms that are favorable to it and its stockholders. As a result, there is a substantial doubt about the Company’s ability to continue as a going concern.

CLARIENT, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(2) Recent Accounting Pronouncements

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources for generally accepted accounting principles (“GAAP”) in the U.S. and lists the categories in descending order.  An entity should follow the highest category of GAAP applicable for each of its accounting transactions.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of SFAS No. 162 will not have a material effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”).  SFAS No. 159 allows companies to choose, at specific election dates, to measure eligible financial assets and liabilities that are not otherwise required to be measured at fair value, at fair value.  Under SFAS No. 159, companies would report unrealized gains and losses for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize up-front costs and fees related to those items in earnings as incurred.  SFAS No. 159 became effective for fiscal years beginning after November 15, 2007.  The adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated financial statements due to its election to not measure any of its financial assets or financial liabilities at fair value.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. Issued in February 2008, FSP 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS No. 157. FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”), deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.  The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on the Company’s consolidated financial position and results of operations. The Company does not expect the adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities to have a material impact on its consolidated financial position and results of operations

In November 2007, the EITF reached a consensus on EITF 07-1: “Accounting for Collaborative Arrangements” (“EITF 07-1”).   EITF No. 07-01 provides guidance for whether an arrangement constitutes a collaborative arrangement, how costs incurred and revenue generated on sales to third parties should be reported by the partners to a collaborative arrangement in each of their respective income statements, how payments made to or received by a partner pursuant to a collaborative arrangement should be presented in the income statement, and what participants should disclose in the notes to the financial statements about a collaborative arrangement. EITF 07-1 shall be effective for annual periods beginning after December 15, 2008. Entities are required to report the effects of applying EITF 07-1 as a change in accounting principle through retrospective application to all periods to the extent practicable. Upon application of EITF 07-1, the following is required to be disclosed: a) a description of the prior-period information that has been retrospectively adjusted, if any, and b) the effect of the change on revenue and operating expenses (or other appropriate captions of changes in the applicable net assets or performance indicator) and on any other affected financial statement line item. The Company does not expect the adoption of EITF 07-1 to have a material impact on its consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”).  SFAS No. 141(R) significantly changes the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date at fair value with limited exceptions.  SFAS No. 141(R) further changes the accounting treatment for certain specific items, including:

CLARIENT, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

•                  Acquisition costs will be generally expensed as incurred;

•                  Noncontrolling interests (formerly known as “minority interests”) will be recorded at fair value at the acquisition date;

•                  Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

•                  In-process research and development (IPR&D) will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

•                  Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and

•                  Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

SFAS No. 141(R) includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

In March 2007 the EITF reached a consensus on EITF 07-3: “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-03”).  EITF 07-3 guidance states that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts are required to be recognized as an expense as the related goods are delivered or the related services are performed. Entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense.  EITF 07-1 became effective as of January 1, 2008 and applies prospectively for new contracts. The adoption of EITF 07-3 did not have a material impact on the Company’s consolidated financial statements.

(3) Discontinued Operations

On March 8, 2007, the Company sold its instrument systems business, consisting of certain tangible assets, inventory, intellectual property (including the Company’s former patent portfolio and the ACIS and ChromaVision trademarks), contracts and related assets (the “Technology Business”) to Carl Zeiss MicroImaging, Inc. and one of its subsidiaries (collectively, “Zeiss”) for an aggregate purchase price of $12.5 million.  The $12.5 million consisted of $11.0 million in cash and an additional $1.5 million in contingent purchase price, subject to the satisfaction of certain post-closing conditions through March 2009 relating to transferred intellectual property (the “ACIS Sale”).

As part of the ACIS Sale, the Company entered into a license agreement with Zeiss that granted the Company a non-exclusive, perpetual and royalty-free license to certain of the transferred patents, copyrights and software code for use in connection with imaging applications (excluding sales of imaging instruments) and the Company’s cancer diagnostic services business.

The ACIS Sale agreement also contemplated that the Company and Zeiss would each invest up to $3.0 million in cash or other in-kind contributions to pursue a joint development arrangement for novel markers and new menu applications for the ACIS product line (the “Development Arrangement”). The Development Arrangement was to be drafted and signed within 120 days following the closing of the ACIS Sale, though it was subsequently extended to October 31, 2007.  As of September 30, 2008, the Company and Zeiss had not signed a definitive agreement for the Development Arrangement.  The Company is under no financial obligation for the Development Arrangement if terms cannot be reached.

CLARIENT, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(4) Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”).  Stock-based compensation expense recognized during the period is based on the value of the portion of  stock-based awards that are ultimately expected to vest, as the gross expense is reduced for estimated stock-based award forfeitures. The Company recognizes stock-based compensation expense over the award’s vesting period using the straight-line method for employees and ratably for non-employees. The Company classifies the compensation expense related to these awards in the Condensed Consolidated Statements of Operations based on the department to which the recipient reports.

Stock-based compensation related to continuing operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of revenue	$14	$8	$36	$26
Selling, general and administrative expense	227	369	1,388	1,169
Total stock-based compensation expense	$241	$377	$1,424	$1,195

The Company has one active shareholder-approved stock plan, the 2007 Incentive Award Plan (the “2007 Plan”). The 2007 Plan provides for the grant of incentive stock options and nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, performance bonus awards, and performance-based awards. The maximum numbers of shares of Company common stock available for issuance under the 2007 Plan is 4.0 million shares, plus availability that contractually remained under the 1996 Plan.  As of September 30, 2008, 2.1 million shares were available for grant.

During the nine months ended September 30, 2008 the Company granted 2.3 million stock options under the 2007 Plan. The options have four-year vesting terms and ten-year contractual lives. The $2.6 million fair value of the stock options granted was determined at the date of grant using the Black-Scholes option-pricing model.  The Black-Scholes option-pricing model inputs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Risk-free interest rate (a)	3.0%	4.1% – 4.3%	2.5% – 3.4%	4.1% – 4.3%
Dividend yield	—	—	—	—
Expected term of awards (in years) (b)	5	3.5 – 6.1	5	3.5 – 6.1
Volatility (c)	77%	83% – 87%	77% – 80%	87% – 90%
Forfeitures (d)	5% or 8%	8% or 35%	5% or 8%	8% or 35%

(a) Based upon the U.S. Treasury yield curve in effect at the end of the quarter that the options were granted (for a period equaling the stock options’ expected term).

(b) Determined by the historical stock option exercise behavior of the Company’s employees.

(c) Measured using weekly price observations for a period equal to the stock options’ expected term.

(d) Determined using the historical exercise behavior between two groups of the Company’s employees.

During the nine months ended September 30, 2008 the Company granted 0.2 million restricted stock awards under the 2007 Plan.  The $0.5 million fair value of the restricted stock awards was based on the closing price of the Company’s stock on the date of issuance, and is recognized over a four-year vesting period.

CLARIENT, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(5) Net Income (Loss) Per Share

Basic and diluted net income (loss) per common share has been calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period.

The calculations of net income (loss) per share were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands except per share data)

Loss from continuing operations	$(2,214)	$(3,036)	$(7,427)	$(10,372)
Income from discontinued operations	—	153	—	5,514
Net loss	$(2,214)	$(2,883)	$(7,427)	$(4,858)

Weighted average common shares outstanding	72,616,482	71,613,956	72,330,964	71,482,084

Basic and diluted net income (loss) per share:	$(0.03)	$(0.04)	$(0.10)	$(0.15)
Loss from continuing operations
Income from discontinued operations	—	—	—	0.08
Net loss	$(0.03)	$(0.04)	$(0.10)	$(0.07)

The following Company securities were outstanding at September 30, 2008 and September 30, 2007 and their weighted average affects were excluded from the calculations of net income (loss) per share because their impact would have been anti-dilutive (in thousands):

	September 30,
	2008	2007
Common stock options	6,234	5,707
Common stock warrants	6,913	6,732
Unvested restricted stock	218	80
Total	13,365	12,519

CLARIENT, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(6) Comprehensive Loss

Comprehensive loss is the change in equity of a business enterprise from transactions and other events and circumstances from non-owner sources.

The following summarizes the components of the Company’s comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net loss	$(2,214)	$(2,883)	$(7,427)	$(4,858)
Foreign currency translation adjustment	2	(1)	—	(62)

Comprehensive loss	$(2,212)	$(2,884)	$(7,427)	$(4,920)

(7) Operating Segment

The Company has one reportable operating segment that delivers critical oncology testing services to community pathologists, biopharmaceutical companies and researchers.  At September 30, 2008, substantially all of the Company’s services were provided within the United States, and substantially all of the Company’s assets were located within the United States.

(8) Stock Transactions

Safeguard has the power to elect all of the Company’s directors due to its beneficial ownership of 58.1% of the Company’s outstanding common stock as of September 30, 2008; however, Safeguard has contractually agreed with the Company that a majority of the Company’s Board of Directors will consist of individuals not specifically designated by Safeguard. Safeguard nonetheless retains the ability to control the Company.

At the Company’s Annual Meeting on June 18, 2008, the Company’s stockholders voted to approve an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of common stock of the Company from 100.0 million to 150.0 million.

CLARIENT, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(9) Credit Arrangements

The following table summarizes the Company’s total debt as of September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008	December 31, 2007
Comerica Facility	$9,000	$9,000
GE Capital Facility	—	4,997
Initial Mezzanine Facility	—	2,000
New Mezzanine Facility	10,385	—
Gemino Facility	5,384	—
Capital lease obligations	568	2,416
Subtotal	25,337	18,413
Less: Unamortized discount on Mezzanine Facilities	(3,612)	(263)
Total debt	21,725	18,150
Less: Short-term debt	(21,385)	(17,244)
Total long-term debt (capital lease obligations)	$340	$906

Comerica Facility

The Company has a $12.0 million revolving credit agreement with Comerica Bank, which was amended and restated on February 28, 2008 to extend the maturity to February 2009 (the “Comerica Facility”). Outstanding borrowings under the Comerica Facility were $9.0 million at September 30, 2008.  Such borrowings are being used for working capital purposes.  The remaining availability under the Comerica Facility was used to obtain a $3.0 million stand-by letter of credit for the landlord of the Company’s leased facility in Aliso Viejo, California.  As of September 30, 2008, the Company had no additional availability under the Comerica Facility.

During 2007 and prior to the amendment and restatement on February 28, 2008, borrowings under the Comerica Facility included one financial covenant related to tangible net worth (“Tangible Net Worth Covenant”) and  bore interest at the prime rate minus 0.5% or a rate equal to the 30-day London Interbank Offered Rate (“LIBOR”) plus 2.45%.

The Company was not in compliance with the Tangible Net Worth Covenant as of December 31, 2007 (and in certain prior periods).  On March 21, 2008, the Company obtained a waiver of non-compliance from Comerica Bank. The Comerica Facility was amended in July 2008 in connection with the completion of the Company’s Gemino Facility, described below (the “July 2008 Amendment”). The July 2008 Amendment eliminated the Tangible Net Worth Covenant and replaced it with a covenant that requires the Company to maintain “minimum adjusted EBITDA”, defined as: (i) net income plus (ii) amounts deducted in the calculation of net income for (a) interest expense, (b) charges against income for foreign, federal, state and local taxes, (c) depreciation and amortization, and (d) stock-based compensation (the “Comerica Minimum Adjusted EBITDA Covenant”).  The Comerica Minimum Adjusted EBITDA Covenant was $2.0 million for the nine-month period ended September 30, 2008 and $2.9 million for the 12-month period ended December 31, 2008.

Safeguard guarantees the Company’s borrowings under the Comerica Facility in exchange for 0.5% per annum of the total amount guaranteed plus 4.5% per annum of the daily-weighted average principal balance outstanding. Additionally, the Company is required to pay Safeguard a quarterly usage fee of 0.875% of the amount by which the daily average outstanding principal balance under the Comerica Facility exceeds $5.5 million.  The Company issued common stock warrants to Safeguard in January 2007 as consideration for its guarantee as follows: i) common stock warrants to purchase 0.1 million shares at an exercise price of $0.01 (as a commitment fee for Safeguard’s guarantee) and ii) common stock

CLARIENT, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

warrants to purchase 0.2 million shares at an exercise price of $1.64 (as a maintenance fee for Safeguard’s guarantee).  The fair value of the common stock warrants was determined to be $0.3 million under the Black-Scholes option pricing model and was expensed in the quarter ended March 31, 2007 since the Company’s then-existing facility with Comerica Bank was set to expire in the same quarter as the common stock warrants were issued to Safeguard.

The usage and guarantee fees charged by Safeguard for the Comerica Facility for the three and nine months ended September 30, 2008 were $0.1 million and $0.4 million, respectively, and for the three and nine months ended September 30, 2007 were $0.1 million and $0.4 million, respectively. Such amounts are included in interest expense to related parties within the Condensed Consolidated Statements of Operations.

The interest expense on the outstanding balance under the Comerica Facility for the three and nine months ended September 30, 2008 were $0.1 million and $0.3 million, respectively, and for the three and nine months ended September 30, 2007 were $0.2 million and $0.5 million, respectively. Such amounts are included in interest expense within the Condensed Consolidated Statements of Operations.

GE Capital Line of Credit

The Company repaid all indebtedness under its GE Capital Facility on March 17, 2008 in conjunction with the New Mezzanine Facility discussed below.

Safeguard Mezzanine Financing

On March 7, 2007, the Company entered into a senior subordinated revolving credit facility with Safeguard (the “Initial Mezzanine Facility”). The Initial Mezzanine Facility originally provided the Company with up to $12.0 million in working capital funding, but was reduced by $6.0 million as a result of the ACIS Sale discussed in Note 3. The Initial Mezzanine Facility’s annual interest rate was 12.0%. In connection with the Initial Mezzanine Facility, the Company issued Safeguard common stock warrants to satisfy Safeguard’s commitment fees and  maintenance and usage fees.  The fair value of these common stock warrants were determined using the Black-Scholes option pricing model, and were initially expensed over the term of the Initial Mezzanine Facility and were subsequently extended to coincide with the term of the New Mezzanine Facility discussed below.

On March 14, 2008, the Company entered into an amended and restated senior subordinated revolving credit facility with Safeguard (the “New Mezzanine Facility”) to refinance, renew, and expand the Initial Mezzanine Facility. The New Mezzanine Facility, which has a stated maturity date of April 15, 2009, provides the Company with up to $21.0 million in working capital funding. Borrowings under the New Mezzanine Facility bore interest at an annual rate of 12.0% through June 30, 2008 and 13.0% thereafter.  Proceeds from the New Mezzanine Facility were used to refinance indebtedness under the Initial Mezzanine Facility, for working capital purposes, and to repay in full and terminate the Company’s GE Capital Facility, including certain related equipment lease obligations. As of September 30, 2008, the Company had outstanding indebtedness of approximately $10.4 million under the New Mezzanine Facility.

The Company agreed to certain restrictive covenants in connection with New Mezzanine Facility which included: (i) the requirement to obtain approval from Safeguard for new financing agreements or other significant transactions and (ii) the requirement for the Company to comply with the covenants contained within other credit agreements, including the Comerica Facility and the Gemino Facility. The terms of the New Mezzanine Facility also required the Company to repay $4.9 million of indebtedness under the New Mezzanine Facility with proceeds borrowed under the Gemino Facility, discussed below.

In connection with the New Mezzanine Facility, the Company issued Safeguard 1.6 million common stock warrants upon its signing.  The Company was also required to issue Safeguard an additional 2.2 million common stock warrants, in four equal tranches of 550 thousand if the balance of the New Mezzanine Facility had not been reduced to $6.0 million on or prior to May 1, 2008, July 1, 2008, September 1, 2008 and November 1, 2008, respectively.  As a result, during the nine months ended September 30, 2008, 550 thousand common stock warrants each were issued on June 10, 2008, July 2, 2008 and September 2, 2008, respectively.

CLARIENT, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The fair value of the issued 1.6 million common stock warrants and the 2.2 million contingent common stock warrants was determined on March 14, 2008, the date of the New Mezzanine Facility commitment.  The fair value of all such issued and contingent common stock warrants have been treated for accounting purposes as a debt discount of the New Mezzanine Facility and additional paid-in-capital, based upon the Company’s consideration of the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” As such, the Company began accreting the debt discount in the first quarter of 2008 (as adjusted for the change in fair value of any contingent warrants at each quarter-end) over the term of the New Mezzanine Facility through recording interest expense to related parties on a straight-line basis in the accompanying Condensed Consolidated Statements of Operations.

The fair value of the common stock warrants (including contingent warrants) issued to Safeguard in connection with the Initial Mezzanine Facility and New Mezzanine Facility were determined using the Black-Scholes option pricing model with the following inputs: zero dividends, a risk-free interest rate ranging from 3.4% - 4.5% (equal to the U.S. Treasury yield curve for the warrants’ term on the date of issuance), and expected stock volatility of 66% - 85% (measured using weekly price observations for a period equal to the  warrants’ term).    The below tables summarize the common stock warrant activity associated with the Initial Mezzanine Facility and New Mezzanine Facility (in thousands):

Initial Mezzanine Warrants

						Interest Expense Recognized
						Three Months Ended		Nine Months Ended
Number of warrants	Exercise Price	Warrant Term	Warrant Issuance Date	Warrant Expiration Date	Fair Value	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
125,000	$0.01	4 years	March 7, 2007	March 7, 2011	$204	$20	$28	$68	$65
62,500	1.39	4 years	March 7, 2007	March 7, 2011	69	7	9	23	22
31,250	0.01	4 years	November 14, 2007	November 14, 2011	62	10	—	33	—
31,250	0.01	4 years	December 17, 2007	December 17, 2011	61	11	—	37	—
31,250	0.01	4 years	March 5, 2008	March 5, 2012	62	14	—	32	—
Total					$458	$62	$37	$193	$87

New Mezzanine Warrants

								Interest Expense Recognized
								Three Months Ended		Nine Months Ended
Number of warrants	Exercise Price	Warrant Term	Warrant Issuance Date		Warrant Expiration Date		Fair Value	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
1,643,750	$0.01	5 years	March 14, 2008		March 14, 2013		$2,666	$616	$—	$1,346	$—
550,000	0.01	5 years	June 10, 2008		June 11, 2013		1,140	263	—	576	—
550,000	0.01	5 years	July 2, 2008		July 2, 2013		1,095	253	—	553	—
550,000	0.01	5 years	September 2, 2008		September 2, 2013		1,167	289	—	589	—
550,000*	0.01	5 years	November 6, 2008	*	November 6, 2013	*	962	187	—	487	—
Total							$7,030	$1,608	$—	$3,551	$—

* The Company issued these warrants on November 6, 2008 since the New Mezzanine Facility was not reduced to $6.0 million on or prior to November 1, 2008.

Gemino Facility

On July 31, 2008, the Company entered into a secured credit agreement (the “Gemino Facility”) with Gemino Healthcare Finance, LLC (“Gemino”).  The Gemino Facility is a revolving facility under which the Company may borrow up to $8.0 million, secured by the Company’s accounts receivable and related assets.   Outstanding borrowings under the Gemino Facility were $5.4 million at September 30, 2008.  The Comerica Facility and the New Mezzanine Facility are subordinated to the Gemino Facility.  The amount which the Company is entitled to borrow under the Gemino Facility at a

CLARIENT, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

particular time is based on the amount of the Company’s qualified accounts receivable and certain liquidity factors ($-0- availability as of September 30, 2008).  Borrowings under the Gemino Facility bear interest at a rate per annum equal to 30-day LIBOR (subject to a minimum annual rate of 2.50% at all times) plus an applicable margin of 5.25%.  If the Company meets certain financial benchmarks as of December 31, 2008, the applicable margin will be reduced to 4.75% beginning January 1, 2009, subject to meeting the same financial benchmarks each quarter.  If the Company does not meet the quarterly financial benchmarks, the applicable margin will be reduced to 5.0%, subject to its compliance with certain financial covenants discussed below.

The Company is required to pay a commitment fee of 0.75% per annum on the daily average of unused credit availability and a collateral monitoring fee of 0.40% per annum on the daily average of outstanding borrowings.  The Gemino Facility’s current maturity date is January 31, 2009 and is subject to a maximum prepayment penalty of $0.2 million.  The Gemino Facility maturity date may be extended for two additional 12 month periods upon the satisfaction of certain conditions, including: (i) the absence of any continuing event of default, (ii) the extension or refinancing of the Comerica Facility and the New Mezzanine Facility, and (iii) the amendment of the Company’s financial covenants for the extension period.

The Gemino Facility contains a financial covenant which requires the Company to maintain minimum adjusted EBITDA (defined as net income plus amounts deducted in the calculation of net income for (a) interest expense, (b) charges against income for foreign, federal, state and local taxes, (c) depreciation and amortization, and (d) stock based compensation) of $2.0 million for the nine month period ended September 30, 2008 and of $2.9 million for the 12 month period ended December 31, 2008 (the “Gemino Minimum Adjusted EBITDA Covenant”).  Additional financial covenants in the Gemino Facility require the Company to not exceed a maximum ratio of average borrowings under the Gemino Facility over average monthly cash collections, and to maintain a minimum level of liquidity, as defined in the agreement.

Interest expense on the outstanding balance under the Gemino Facility for the three and nine months ended September 30, 2008 was $76 thousand, respectively. Such amount was included in interest expense within the Condensed Consolidated Statements of Operations.

(10) Equipment Financing

In June 2004, the Company entered into a master lease agreement with GE Capital for capital equipment financing of diagnostic services (laboratory) related equipment. On March 17, 2008, the Company paid off and terminated all amounts financed under the master lease agreement with proceeds from borrowings under the New Mezzanine Facility. The payoff amount was $2.9 million, which included residual balances, taxes, and miscellaneous closing fees. The $2.2 million difference between the payoff amount of $2.9 million and the equipment book value of $0.7 million was recorded as an addition to the underlying fixed assets and depreciated over the remaining useful life. The Company has a number of outstanding equipment leases with other providers as of September 30, 2008.

The Company’s capital lease obligations as of September 30, 2008 are as follows (in thousands):

Remainder of 2008	$71
2009	285
2010	265
2011	34
Subtotal	655
Less: interest	(87)
Total	568
Less: current portion	(228)
Capital lease obligations, long-term portion	$340

CLARIENT, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(11) Commitments and Contingencies

Operating Lease Commitment

The Company utilizes various operating leases for office space and equipment. The Company entered into a lease agreement dated as of July 20, 2005 for a mixed-use building with approximately 78 thousand square feet in Aliso Viejo, California. The lease commenced on December 1, 2005 with an initial term of 10 years and an option to extend the lease term for up to two additional five-year periods. The initial annual base rent was approximately $0.5 million. The annual base rent was increased to approximately $1.0 million on June 1, 2006 and as the Company occupies additional square footage in the same facility, will increase to approximately $1.4 million by December 1, 2008. The base rent increases 3.0% annually effective December 1st of each year, beginning in 2006. The Company is also responsible for common area maintenance expenses.

The landlord of the Company’s Aliso Viejo, California facility has agreed to reimburse the Company up to $3.5 million for the costs associated with various facility improvements.  As of September 30, 2008, the landlord has reimbursed the Company $3.3 million of such costs, and $0.2 million is expected to be reimbursed in December 2008.  Leasehold improvements are capitalized and amortized over the shorter of their estimated useful lives or the remaining lease term, including expected extensions.  All reimbursed leasehold improvements are recorded to deferred rent and recovered ratably through a reduction of rent expense over the term of the lease.

At September 30, 2008, future minimum lease payments for all operating leases were as follows (in thousands):

Remainder of 2008	$325
2009	1,524
2010	1,557
2011	1,586
2012	1,619
Thereafter	4,776
$11,387

In May 2008, one of the Company’s sublease tenants informed the Company that it was filing for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. As such, during the quarter ended June 30, 2008 the Company recognized a charge of $0.2 million to write-off the remaining deferred rent asset associated with this lease. The following table represents expected future minimum sublease receipts to the Company as of September 30, 2008 from the Company’s remaining sublease tenant (in thousands):

Remainder of 2008	$(76)
2009	(322)
2010	(54)
2011	—
2012	—
Thereafter	—
$(452)

CLARIENT, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Legal Proceedings

The Company, from time to time, is involved in legal actions arising from the ordinary course of business.  In the opinion of management, the ultimate disposition of any threatened or pending legal actions, individually or in the aggregate, would not have a material adverse effect on the Company’s business, financial condition or results of operations.

(12) Income Taxes

The Company’s tax expense for the three and nine months ended September 30, 2008 was $-0- and $6 thousand respectively, compared to $-0- and $23 thousand for the three and nine months ended September 30, 2007, respectively. The Company has recorded a full valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the net operating loss benefit that would have been recognized in 2008 was offset by a valuation allowance.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). During the quarter ended September 30, 2008, the Company had no material changes in uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in various states and foreign jurisdictions. Tax years 2004 and forward remain open for examination for federal income tax purposes and tax years 2003 and forward remain open for examination for purposes by the Company’s more significant state income tax jurisdictions. To the extent utilized in future years, the net operating loss and capital loss carryforwards at September 30, 2008 and December 31, 2007 will remain subject to examination until the respective tax year of utilization is closed.

(13) Significant Risks and Uncertainties

Credit risk with respect to accounts receivable is generally diversified due to the large number of clients that comprise the Company’s customer base. The Company has significant receivable balances with government payors and various insurance carriers, and to a lesser extent, with individual payors and certain institutions. Generally, the Company does not require collateral or other security to support customer receivables, however, the Company continually monitors and evaluates its client acceptance and collection procedures to minimize potential credit risks associated with its accounts receivable.

The laboratory services industry faces challenging billing and collection procedures.  The cash realization cycle for certain governmental and managed care payors can be lengthy and may involve denial, appeal, and an adjudication process.

On June 1, 2008, the Company went live on an in-house billing and collection system.  During June 2008 and the three months ended September 30, 2008, the Company’s third party billing provider continued to process collections of the Company’s outstanding accounts receivable dated prior to June 1, 2008.  Effective October 31, 2008, the Company’s agreement with its third-party billing provider was terminated.  The Company will process collections for outstanding pre-June 1, 2008 accounts receivable beginning in the fourth quarter of 2008.   The Company has limited experience in billing and collecting for its services, and as a result, it may encounter certain difficulties through internally performing such functions.  At September 30, 2008, the Company recorded an additional amount to its allowance for doubtful accounts of $2.0 million due to a significant decrease in cash collections for its outstanding accounts receivable dated prior to June 1, 2008.

As of September 30, 2008, the Company maintained a $7.0 million allowance for doubtful accounts in order to carry accounts receivable at the estimated net realizable value of $16.9 million, as presented within the accompanying Condensed Consolidated Balance Sheets.  The allowance for doubtful accounts is an estimate that involves considerable management judgment.  The Company’s actual collection of its September 30, 2008 accounts receivable may materially differ from management’s estimate for reasons not limited to: customer mix, concentration of customers within the healthcare industry, limited experience with internal billing and collection activities, and the recent downturn in the general economy.

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

Our forward-looking statements are subject to risks and uncertainties. Factors that might cause actual results to differ materially, include, but are not limited to: our ability to maintain compliance with financial and other covenants under our credit arrangements, limitations on our ability to borrow funds under our credit arrangements, our ability to obtain annual renewals of our credit facilities, the potential reaction of third parties to our “going concern” audit opinion within our 2007 Annual Report on Form 10-K and the impact it may have on our operations, whether the conditions to receiving payment of all or any portion of the $1.5 million of contingent consideration from the sale of our Technology Business to Carl Zeiss MicroImaging, Inc. are satisfied, unanticipated expenses or liabilities or other adverse events affecting cash flow, our ability to successfully develop and market novel markers, including the recently announced Clarient Insight™ Dx Breast Cancer Profile, uncertainty of success in developing any new software applications, failure to obtain Food and Drug Administration clearance or approval for particular applications, our ability to compete with other technologies and with emerging competitors in cell imaging, and dependence on third parties for collaboration in developing new tests, and those factors set forth under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this Quarterly Report on Form 10-Q and the financial statements and the notes thereto and disclosures made under the captions “Management Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and “Financial Statements and Supplementary Data” included in our Annual Report on Form 10-K for the year ended December 31, 2007.  Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied upon as an indication of future performance. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by this cautionary statement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not occur.

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

In 2005, we changed our corporate name and completed the first stage of the transformation of our business from ChromaVision Medical Systems, Inc. (positioned as a medical device provider with a single application) to Clarient (positioned as a technology and services company offering a full menu of advanced tests to assess and characterize cancer). We gathered an experienced group of professionals from the anatomic pathology laboratory and the in-vitro diagnostics businesses to carefully guide this transition. We have achieved rapid growth by commercializing a set of services to provide the community pathologist with the latest in cancer diagnostic technology, anchored by our own proprietary image analysis technology and augmented by other key technologies. In June 2005, we kicked off the second stage of our business strategy when we signed a distribution and development agreement with Dako A/S, a Danish company recognized as a worldwide leader in pathology diagnostics systems. This enabled us to strengthen our legacy position as the leader in cellular digital image analysis with the ACIS® Automated Image Analysis System (“ACIS”) and accelerate our market penetration worldwide.

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

In March 2007, we entered the third stage of our business strategy by selling our instrument systems business, consisting of certain tangible assets, inventory, intellectual property (including our patent portfolio and the ACIS and ChromaVision trademarks), contracts and other assets used in the operations of our former instrument systems business (the “Technology Business”) to Carl Zeiss MicroImaging, Inc. (“Zeiss”), an international leader in the optical and opto-electronics industries (the “ACIS Sale”). The ACIS Sale provided us with additional financial resources to focus our efforts on the most profitable and fastest growing opportunities within our services business. We believe our strength as a leading cancer diagnostics laboratory, our strong commercial reach with cancer-focused pathologists, our unique PATHSiTE™ suite of services, our deep domain expertise, and access to robust intellectual property can propel our continued growth through the development of additional tests, unique analytical capabilities, and other service offerings.

Our focus is on identifying high-quality opportunities to increase our profitability and differentiate Clarient’s service offerings in this highly competitive market. An important aspect of our strategy is to create near- and long-term, high margin revenue generating opportunities by connecting our medical expertise and our intellectual property with our strong commercial team to commercialize novel diagnostic tests (sometimes also referred to as “novel markers” or “biomarkers”), such as the Clarient Insight™ Dx Breast Cancer Profile which was announced in January 2008. Novel diagnostic tests can be used to detect characteristics of an individual’s tumor or disease that, once identified and qualified, allow for more accurate prognosis, diagnosis and treatment. In addition, we are working to identify specific partners and technologies where we can assist in the commercialization of third-party novel diagnostic tests. We believe that broader discovery and use of novel diagnostic tests will clarify and simplify decisions for healthcare providers and the biopharmaceutical industry. The growing demand for personalized medicine has generated a need for these novel diagnostic tests, creating a new market expected to reach $1 billion in three to five years based on our internal estimates.

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

Selling, general and administrative expenses, including diagnostic services administration, for the nine months ended September 30, 2008 were 64.4% of total revenue, compared to 74.7% in the comparable period of 2007. We expect an improving trend to continue as our revenue increases, offsetting our expenditures for: 1) selling expenses related to the ramp-up of our sales force responsible for our diagnostics services; 2) administration expenses related to diagnostic services, particularly the costs of pathology services and billing; 3) bad debt expenses primarily for uncollectible patient accounts; and 4) expenses in connection with key business development initiatives focused on targeted cancer therapies in various stages of clinical study.

Characteristics of our revenue and expenses

Revenue and Billing.  Revenue is derived primarily from billing insurers, pathologists and patients for the diagnostic services that we provide.

Third-party billing.  The majority of our revenue is currently generated from patients who utilize insurance coverage from Medicare or third-party insurance companies. In these situations, we bill an insurer that pays a portion of the amount billed based on several factors including the type of coverage (for example, HMO or PPO), whether the charges are considered to be “in-network” or “out-of-network”, and the amount of any co-pays or deductibles that the patient may have at that time. The rates that are billed are typically a percentage of those amounts allowed by Medicare for the service provided as defined by Common Procedural Terminology (“CPT”) codes. The amounts that are paid to us are a function of the payors’ practice for paying claims of these types and whether we have specific agreements in place with the payors. We also have a Medicare provider number that allows us to bill and collect from Medicare.

Laboratory services provided for patients with the assistance of automated image analysis technology are eligible for third -party reimbursement under well-established medical billing codes. These billing codes are known as Healthcare Common Procedure Coding Systems (HCPCS) codes and incorporate CPT codes. The billing codes are the means by which Medicare and private insurers identify certain medical services that are provided to patients in the United States. CPT codes are established by the American Medical Association (“AMA”). The Medicare reimbursement amounts are based on relative values, associated with the CPT codes, and are established by the Centers for Medicare & Medicaid Services (CMS) using a relative value system, with recommendations from the AMA’s Relative Value Update Committee and professional societies representing the various medical specialties.

The following is a summary of Medicare reimbursement rates for certain CPT codes used in our laboratory services:

CPT Code	2008 (1/1/08 - 12/31/08)	2007 (1/1/07 - 12/31/07)	Change
88185	$52	$41	27%
88342	113	107	6%
88361	186	186	—
88368	229	193	19%
88367	269	252	7%

The above CPT codes represent a significant portion of the Company’s lab volume.

In July 2008, the Medicare rate increase that initially took effect as of January 1, 2008 was extended 18 months to December 31, 2009.

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

Bad debt expense is included in selling, general and administrative expenses. Collection costs are incurred from a combination of in-house billing services and a third-party billing and collection company, whose costs are generally incurred as a percentage of amounts collected.  Our third-party billing service was responsible for the collection and service of all outstanding accounts receivable that existed as of May 31, 2008.  As of June 1, 2008, all billing and collection activities were internally performed on transactions occurring after May 31, 2008.  Effective October 31, 2008, our agreement with our third-party billing provides was terminated and we will process collections for outstanding pre-June 1, 2008 accounts receivable.  Over time we expect to realize net cost savings in our billing and collection process through our estimated reduction of bad debt expense and the elimination of third party service fees as compared to our estimated costs of internally performing such functions.

Critical Accounting Policies and Estimates

The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements contained herein and accompanying notes to our Condensed Consolidated Financial Statements. The most significant estimates relate to revenue recognition, allowance for doubtful accounts, stock-based compensation expense, and long-lived assets. Actual results could differ from those estimates.

Management believes that the following policies are the most critical to aid in fully understanding and evaluating Condensed Consolidated Financial Statements included in this Quarterly Report:

Revenue Recognition

Revenue for our diagnostic services is recognized at the time of completion of services.   Our diagnostic services are billed to various payors, including Medicare, commercial insurance companies and other directly billed healthcare institutions such as hospitals, and individuals. We report revenue from contracted payors, including certain insurance companies and healthcare institutions, based on the contracted rate, or in the case of Medicare, the published fee schedules, net of contractual allowances. We report revenue from non-contracted payors, including certain insurance companies and individuals, based on the amount expected to be collected for services provided.

Allowance for Doubtful Accounts

An allowance for doubtful accounts is recorded for estimated uncollectible amounts due from our clients. The process for estimating the collection of receivables associated with our diagnostic services involves significant assumptions and judgments. Specifically, the allowance for doubtful accounts is adjusted periodically, based upon an evaluation of historical collection experience and other relevant factors. The realization cycle for certain governmental and managed care payors can be lengthy; involving denial, appeal and adjudication processes, and is subject to periodic adjustments that may be significant. The provision for doubtful accounts is charged to selling, general and administrative expense. Accounts receivable are written off as uncollectible and deducted from the allowance after appropriate collection efforts have been exhausted.

We recorded a provision for doubtful accounts based on historical loss experience at a rate of approximately 8% and 7% of revenue for the three and nine months ended September 30, 2008, respectively.  In addition to this provision, during the quarter ended September 30, 2008, we recorded an additional provision of $2.0 million due to a significant decrease in cash collections for a certain portion of our accounts receivable.  Such portion of accounts receivable relates to billings prior to the Company’s conversion to its in-house billing and collection system.  During the three and nine months ended September 30, 2008, the Company recorded $4.1 million and $7.7 million, respectively, of provision for doubtful accounts, as compared to $0.8 million and $1.7 million for the comparable periods in 2007.

Stock-Based Compensation

We record compensation expense related to stock-based awards, including stock options and restricted stock, based on the fair value of the award using the Black-Scholes option-pricing model. Stock-based compensation expense recognized during the period is based on the value of the portion of the stock-based awards that are ultimately expected to vest and thus the gross expense is reduced for estimated forfeiture. We recognize stock-based compensation expense over the vesting period using the straight-line method for employees and ratably for non-employees. We classify compensation expense related to these awards in the Condensed Consolidated Statements of Operations based on the department to which the recipient reports.

Long-Lived Assets

We evaluate the possible impairment of our long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable.  Evaluation of possible impairment is based on our ability to recover the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If the expected undiscounted pretax cash flows are less than the carrying amount of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying amount of the asset.

Three Months ended September 30, 2008 versus the Three Months ended September 30, 2007

The following table presents our results of continuing operations and the percentage of the period’s revenue (in thousands):

	2008		2007
Revenue	$18,997	100%	$11,936	100%
Cost of revenue	7,159	38%	5,739	48%
Gross profit	11,838	62%	6,197	52%
Selling, general and administrative expenses	11,653	61%	8,741	73%
Income (loss) from operations	185	1%	(2,544)	(21)%
Interest, net	2,399	13%	492	4%
Income taxes	—	—	—	—
Loss from continuing operations	(2,214)	(12)%	(3,036)	(25)%

Revenue

Revenue of $19.0 million for the three months ended September 30, 2008 increased 59.2% or $7.1 million from $11.9 million for the prior year period.  Our increased revenue resulted from expanding the cancer diagnostic services that are provided to our existing customers, while also actively adding new customers. We provided services to 73 new customers during the three months ended September 30, 2008, as compared to providing services to 53 new customers during the three months ended September 30, 2007.

During the first quarter of 2008 we expanded the breadth of our diagnostic services to include cancer markers for tumors of the colon, prostate and lung.  We expect to steadily increase our menu of diagnostic services to include markers for additional tumor types and to deepen our market penetration for the diagnostic services that we currently provide.  A number of recently published clinical findings have promoted the use of certain biomarkers to predict patient response to a class of colorectal cancer drugs that are focused on blocking the epidermal growth factor receptor (EGFR) signaling pathway.  Our ability to performing tests such as K-ras (a newly emerging biomarker) to outline alterations in this major pathway are therefore becoming a more recognized tool in the medical community for predicting an individual’s response to drug therapies for colorectal cancers.  We have also steadily increased the depth of our diagnostic services for certain cancer types that we have previously provided, including lymphoma/leukemia.  Our expanding capabilities in immunohistochemistry (IHC), flow cytometry, fluorescent in situ hybridization (FISH) and polymerase chain reaction (PCR), and our marketing of such capabilities, have enabled our revenue growth in the nine months ended September 30, 2008 as compared to the prior year period.  We anticipate that our favorable revenue trend will continue as we further execute our operational strategy of expanding the breadth and depth of our cancer diagnostic services, and the means by which our services are marketed and delivered to our customers.

Another contributor to our revenue growth has been an overall increase in Medicare reimbursement rates which include cancer diagnostic services, effective January 2008. In addition, many of our third-party contract rates are based upon Medicare rates, which consequently, also increased. In July 2008, the Medicare rate increase that initially took effect as of January 1, 2008 was extended 18 months, through December 31, 2009.

Cost of Revenue and Gross Margin

Cost of revenue for the three months ended September 30, 2008 was $7.2 million compared to $5.7 million in the prior year period, an increase of 24.7%. The $1.4 million increase was driven by an overall increase in revenue and was primarily related to: additional laboratory personnel costs of $0.1 million, increased laboratory reagents and supplies expense of $0.4 million, increased cost of tests performed on our behalf by other laboratories of $0.5 million, and an increase in shipping expense of $0.4 million.

Gross margin in the third quarter of 2008 was 62.3% compared to 51.9% in the prior year period. The increase in gross margin was primarily driven by an overall increase in revenue, including a more favorable mix of cancer diagnostic services that absorbed a greater proportion of fixed and semi-fixed costs as compared to the prior year period.  In addition, employee productivity continues to improve and we have also realized greater economies of scale in operations with our business growth as compared to the prior year period.  We anticipate that gross margins will modestly improve as our testing volume increases, we more effectively utilize our operating capacity, and we more efficiently manage our operations.  If the present Medicare reimbursement rates are decreased after December 31, 2009, gross margins could be adversely impacted.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the third quarter of 2008 were $11.7 million, an increase of approximately $2.9 million, or 33.3%, compared to $8.7 million in the prior year period. As a percentage of revenue, these expenses decreased to 61.3% in the third quarter of 2008 compared to 73.2% in the prior year period, primarily due to the fixed and semi-fixed cost components of selling, general and administrative expenses which are spread over an increased revenue base in the third quarter of 2008 compared to the prior year period.  The $2.9 million increase in selling, general and administrative expenses in the third quarter of 2008 as compared to the prior year period was primarily due to an increase in bad debt expense of $3.3 million.  During the third quarter of 2008 we experienced a significant decrease in cash collections for a certain portion of our accounts receivable beyond our historical loss experience.  We therefore recorded an additional $2.0 million to our provision for doubtful accounts for such portion in the third quarter of 2008.  Such portion of accounts receivable relates to billings prior to the Company’s conversion to its in-house billing and collection system.

In the third quarter of 2008, we reversed $0.8 million of management bonus accrual that had been accrued in the first two quarters of 2008 since management concluded that certain annual EBITDA targets were no longer probable of being reached in 2008.  We anticipate that selling expenses will continue to grow in proportion to expected revenue growth. However, we expect that billing expenses will be reduced as a result of bringing our billing system in-house.  We expect that bad debt expense, as a percent of revenue, will also decline due to improvement in the timeliness of our billings and improved information flow.  In addition, we expect that other general and administrative expenses will be reduced as a result of a targeted cost reduction program. As a result, we expect that general and administrative expenses will decline in proportion to expected revenue growth.

Interest Expense, net

Interest expense, net, totaled $2.4 million and $0.5 million for the three months ended September 30, 2008 and 2007, respectively. Interest expense relates to borrowings under our credit arrangements with Safeguard, our majority stockholder, and certain other lenders.  The increase in interest expense is primarily related to higher average outstanding borrowings in the current period and the recognition of the value of common stock warrants we issued (and any contingent common stock warrants) to Safeguard beginning in March 2008 as part of the New Mezzanine Facility. We recognized $1.6 million of interest expense related to the value of common stock warrants that we issued to Safeguard (and any contingent common stock warrants) in connection with the New Mezzanine Facility in the three months ended September 30, 2008.

Nine Months ended September 30, 2008 versus the Nine Months ended September 30, 2007

The following table presents our results of continuing operations and the percentage of the period’s revenue (in thousands):

	2008		2007
Revenue	51,799	100%	30,638	100%
Cost of revenue	20,134	39%	16,311	53%
Gross profit	31,665	61%	14,327	47%
Selling, general and administrative expenses	33,339	64%	22,876	75%
Loss from operations	(1,674)	(3)%	(8,549)	(28)%
Interest, net	5,747	11%	1,800	6%
Income taxes	6	0%	23	0%
Loss from continuing operations	(7,427)	(14)%	(10,372)	(34)%

Revenue

Revenue of $51.8 million for the nine months ended September 30, 2008 increased 69.1% or $21.2 million from $30.6 million for the prior year period.   Our increased revenue resulted from expanding the cancer diagnostic services that are provided to our existing customers, while also actively adding new customers. We provided services to 172 new customers during the nine months ended September 30, 2008, as compared to providing services to 153 new customers during the nine months ended September 30, 2007.

Cost of Revenue and Gross Margin

Cost of revenue for the nine months ended September 30, 2008 was $20.1 million compared to $16.3 million in the prior year period, an increase of 23.4%. The $3.8 million increase was driven by an overall increase in revenue, and was primarily related to: additional laboratory personnel costs of $0.4 million, increased laboratory reagents and supplies expense of $0.8 million, increased cost of tests performed on our behalf by other laboratories of $1.6 million and an increase in shipping expense of $1.0 million.

Gross margin in the first nine months of 2008 was 61.1% compared to 46.8% in the prior year period. The increase in gross margin was primarily driven by an overall increase in revenue, including a more favorable mix of cancer diagnostic services that absorbed a greater proportion of fixed and semi-fixed costs as compared to the prior year period.  In addition, employee productivity continues to improve and we have also realized greater economies of scale in operations with our business growth as compared to the prior year period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the third quarter of 2008 were $33.3 million, an increase of approximately $10.5 million, or 45.7%, compared to $22.9 million in the prior year period. As a percentage of revenue, these expenses decreased to 64.4% in the first nine months of 2008 compared to 74.7% in the prior year period, primarily due to the fixed and semi-fixed cost components of selling, general and administrative expenses which are spread over an increased revenue base in the first nine months of 2008 as compared to the prior year period.  The $10.5 million increase in selling, general and administrative expenses in the first nine months of 2008 as compared to the prior year period was primarily due to: an increase in employee severance costs of $0.2 million, and increase in sales and administrative payroll and training costs of $2.4 million, an increase in professional fees of $1.0 million, an increase in bad debt expense of $6.0 million, an increase in depreciation expense of $0.4 million, and an increase in facilities-related expenses of $0.4 million.

Interest Expense, net

Interest expense, net, totaled $5.7 million and $1.8 million for the nine months ended September 30, 2008 and 2007, respectively. Interest expense relates to borrowings under our credit arrangements with Safeguard and certain other lenders. The increase in interest expense is primarily related to higher average outstanding borrowings in the current period and the recognition of the value of common stock warrants issued to Safeguard in March 2008 as part of a new credit facility it entered with us.  We recognized $3.6 million of interest expense related to the value of common stock warrants that we issued Safeguard in connection with the New Mezzanine Facility in the nine months ended September 30, 2008.

Liquidity and Capital Resources

Cash and Cash Equivalents

At September 30, 2008 we had approximately $1.9 million of cash and cash equivalents.

Working Capital Deficiency

At September 30, 2008 we had a working capital deficiency (total current assets minus total current liabilities) of $10.1 million.

Operating Activities

Cash used in operating activities was $2.9 million for the nine months ended September 30, 2008 which was due primarily to our net loss of $7.4 million and an increase in our accounts receivable net, of $12.6 million, partially offset by our non-cash operating expenses of $16.9 million. The operating cash improvement of $6.7 million between the nine months ended September 30, 2008 and 2007 is primarily the result of the elimination of $5.5 million income from discontinued operations discussed in Note 3, a $7.2 million net increase in operating assets, primarily due to the increase in accounts receivable resulting from an increase in revenue for the nine months ended September 30, 2008 as compared to the prior year period, and an $11.0 million increase in our non-cash operating expenses, particularly for bad debt expense and the amortization of interest related to common stock warrants in the nine months ended September 30, 2008 as compared to the prior year period.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2008 of $3.5 million consisted of capital expenditures related primarily to new laboratory equipment and information technology enhancements. The $11.0 million decrease in cash provided by investing activities between the nine months ended September 30, 2008 and 2007 was primarily due to proceeds from the sale of our Technology Business during the nine months ended September 30, 2007 as discussed in Note 3 and a $0.8 million increase in capital expenditures in the nine months ended September 30, 2008 as compared to the prior year period.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2008 was $6.7 million.  The $3.0 million increase in cash provided by financing activities between the nine months ended September 30, 2008 and 2007 was primarily attributable to net increase in borrowings of $2.7 million under our Gemino Facility and New Mezzanine Facility and an increase in our proceeds of $0.4 million from the exercise of stock options.

Lease Arrangements – Aliso Viejo Facility

In July 2005, we signed a ten-year lease for our facility in Aliso Viejo, California, which began on December 1, 2005.  The lease provides us with two five-year renewal options.  During the first quarter of 2007, we entered into sublease agreements with two tenants. In the second quarter of 2008, one of our sublease tenants filed for protection under Chapter 11 of the U.S. Bankruptcy Code and defaulted on its lease with us. We do not believe that the assumed loss of the total undiscounted payments due to us of approximately $1.3 million will significantly impact our liquidity position.  We presently do not plan on securing a new sublease tenant and we plan to absorb the additional space for our operations.

Credit Arrangements

The following table summarizes outstanding balances under our credit arrangements (excluding capital lease obligations) and our remaining credit availability under such arrangements as of September 30, 2008 (in thousands):

	Outstanding September 30, 2008		Credit Availability September 30, 2008	Earliest Stated Maturity Date
Comerica Facility	$9,000	*	$—	February 2009
New Mezzanine Facility, exclusive of $3,612 discount	10,385		10,615	April 2009
Gemino Facility	5,384		—	January 2009**
	$24,769		$10,615

*Excludes $3.0 million letter of credit issued to the landlord of our Aliso Viejo, California headquarters and laboratory.

** May be extended for two additional 12 month periods beginning January 2009, upon the satisfaction of certain conditions.

Going Concern

Our credit facilities with Gemino, Comerica, and Safeguard contain certain covenants which require our compliance.  In order for us to comply with the financial covenants contained within our credit facilities, we must achieve operating results at levels that we have not historically achieved.  As of September 30, 2008, we believe that we were in compliance with all of the covenants contained within our credit facilities.

Failure to maintain compliance with the financial and/or certain other covenants contained within our credit facilities would constitute an event of default under the respective credit facility and by agreement, would result in a cross default for the other credit facilities. If we could not receive a waiver of default from our lenders, our borrowings under the respective credit facilities would immediately become due and payable.  There can be no assurance that we would be able to obtain waivers from existing lenders or fully access our existing financing sources in the event of default.

At September 30, 2008, we did not have sufficient cash availability to repay our credit facilities coming due in early 2009.  We are therefore currently in the process of evaluating certain financing alternatives in light of the stated maturity dates of our current credit arrangements. Due to our financial condition and the recent turmoil in the financial and credit markets, our ability to obtain extensions to our existing credit facilities, or to obtain new credit facilities, may be adversely affected.  There can be no assurance that we will be able to obtain financing on terms that are favorable to us and our stockholders. As a result, there is a substantial doubt about our ability to continue as a going concern.

Contractual Obligations

The following table summarizes our contractual obligations and commercial commitments at September 30, 2008, including our facility lease and borrowings on equipment subject to capital leases. These commitments exclude scheduled sublease receipts, any remaining amounts necessary to complete our leasehold improvements, and a $3.0 million standby letter of credit provided to the landlord under the lease agreement for our facility in Aliso Viejo, California.

	Payment due by period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(in thousands)
Revolving Lines of Credit, gross	$24,769	$24,769	$—	$—	$—
Capital Lease Obligations	568	228	340	—	—
Operating Leases	11,387	1,466	3,127	3,209	3,585
Total	$36,724	$26,463	$3,467	$3,209	$3,585

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that provide financing, liquidity, market or credit risk support or involve leasing, hedging or research and development services for our business or other similar arrangements that may expose us to liability that is not expressly reflected in the financial statements herein, except for facilities operating leases.

As of September 30, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

See Note 2 to our Condensed Consolidated Financial Statements included in this Quarterly Report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We have $14.4 million of variable interest rate debt outstanding at September 30, 2008. The variable interest rates we pay on this debt may expose us to market risk due to changes in interest rates. The Comerica Facility bears interest at either the prevailing prime rate minus 0.5%, or the 30-day LIBOR plus 2.45%. The Gemino Facility bears interest at the 30-day LIBOR plus 5.25%. The New Mezzanine Facility bore interest at a fixed annual rate of 12.0% through June 30, 2008 and currently bears interest at a fixed annual rate of 13.0%. The New Mezzanine Facility is not impacted by changes in interest rates. A 10% increase in the applicable interest rate on our variable interest rate credit facilities would have negatively impacted our pre-tax earnings and cash flows for the nine months ended September 30, 2008 by approximately $0.7 million.

Item 4.  Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, because of material weaknesses in internal control over financial reporting discussed in Management’s Report on Internal Control Over Financial Reporting included in our Annual Report on Form 10-K for the year ended December 31, 2007, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

We have begun efforts to design and implement improvements in our internal controls over financial reporting to address the material weaknesses discussed in Item 9A to our Annual Report on Form 10-K for the year ended December 31, 2007.   On June 1, 2008, we went live on our in-house billing and collection system.  During the three months ended September 30, 2008, our third-party billing provider continued to process collections of our outstanding accounts receivable dated prior to June 1, 2008.  Effective October 31, 2008, our agreement with our third-party billing provider was terminated and we will process collections for outstanding pre-June 1, 2008 accounts receivable.  As of September 30, 2008, we continue to evaluate the operating effectiveness of our internal controls over financial reporting, which include our remediation plan and testing of the aforementioned material weaknesses and evaluation of the new internal controls implemented over our in-house billing and collection system.

In light of these unremediated material weaknesses and the new internal controls over our in-house billing and collection system , we performed additional post-closing procedures and analyses in order to prepare the Condensed Consolidated Financial Statements contained herein. As a result of these procedures, we believe that our Condensed Consolidated Financial Statements contained herein present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Except as discussed above, there were no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially impacted, or are likely to reasonably affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes in our risk factors from the information set forth in our Annual Report on Form 10-K for the year ended December 31, 2007 and Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2008 and June 30, 2008, except for the following:

We are required to maintain compliance with financial and other restrictive covenants in our debt financing agreements which can restrict our ability to operate our business, and if we fail to comply with those covenants, our outstanding indebtedness may be accelerated.

In July 2008, we entered into a new credit facility with Gemino and into amendments of the Comerica Facility and the New Mezzanine Facility. The Gemino Facility and Comerica Facility each contain a financial covenant which requires us to maintain minimum adjusted EBITDA (defined as: (i) net income plus (ii) amounts deducted in the calculation of net income for (a) interest expense, (b) charges against income for foreign, federal, state and local taxes, (c) depreciation and amortization, and (d) stock based compensation) of $2.0 million for the nine month period ended September 30, 2008 and of $2.9 million for the 12 month period ended December 31, 2008. In addition, the Gemino Facility contains financial covenants requiring the Company not to exceed a maximum ratio of average borrowings under the Gemino Facility over average monthly cash collections and to maintain a minimum level of liquidity. In addition, our credit facilities with Gemino, Safeguard and Comerica contain covenants which, among other things, restrict our ability to:

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

•                  merge or consolidate or otherwise combine with another company; and

•                  transfer or sell our assets.

The above covenants could adversely affect our ability to finance our future operations or capital needs and pursue available business opportunities, including acquisitions. A breach of any of these covenants could result in a default in respect of the related indebtedness (and a breach of our credit facility with Gemino, Comerica or Safeguard would constitute a cross-default under the other facilities). During 2006 and 2007, we were unable to comply with certain financial covenants (including the requirement that we maintain a minimum tangible net worth and operating cash) under our credit agreements with General Electric Capital Corporation (which we repaid in full on March 17, 2008) and Comerica. While our lenders waived those defaults, if a default occurs in the future under any of our credit facilities, Gemino, Comerica and Safeguard could elect to declare the indebtedness under the applicable facility, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness. We entered into the Gemino Facility and the amendment to the Comerica Facility with the expectation that we could maintain compliance with the financial covenants set forth therein. However, in order to do so, our results of operations in 2008 will have to significantly improve from our historical results of operations. In addition, we have previously not been able to maintain compliance with prior financial covenants in our credit facilities with respect to certain periods and we may not be able to maintain compliance with these covenants in the future. This, coupled with our history of operating losses, negative cash flows, accumulated deficit, and stockholders’ deficit raise substantial doubt about our ability to continue as a going concern.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the New Mezzanine Facility we issued Safeguard 1.6 million common stock awards upon its closing on March 14, 2008, and agreed to issue to Safeguard an aggregate of 2.2 million common stock warrants to purchase shares of our common stock in four equal tranches if we had not reduced the balance of the New Mezzanine Facility to $6.0 million on or prior to May 1, 2008, July 1, 2008, September 1, 2008, and November 1, 2008. We had not reduced the balance of the New Mezzanine Facility to $6.0 million on or prior to May 1, 2008, July 1, 2008, September 1, 2008, and November 1, 2008. As a result, we issued 550 thousand common stock warrants to Safeguard on each of June 10, 2008, July 2, 2008, September 2, 2008, and November 6, 2008 for an aggregate issuance of 2.2 million common stock warrants (in addition to the issuance of 1.6 million common stock warrants on March 14, 2008).  As we previously reported, the common stock warrants have an exercise price of $0.01 per share with a term of five years and were fully vested upon issuance.

The common stock warrants described above were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933. The New Mezzanine Facility contains representations to support our reasonable belief that Safeguard had access to information concerning our operations and financial condition and that Safeguard is acquiring the common stock warrants for its own account for investment and not with a view to, or for sale in connection with, the distribution thereof.

Item 6. Exhibits

The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this report.

		Incorporated Filing Reference
Exhibit Number	Description	Form Type & Filing Date	Original Exhibit Number
10.1	Credit Agreement, dated as of July 31, 2008, by and among the Company, Clarient Diagnostic Services, Inc., ChromaVision International, Inc. and Gemino Healthcare Finance, LLC.	Form 8-K 8/4/2008	10.1
10.2	Third Amendment and Waiver to Amended and Restated Loan Agreement, dated as of July 31, 2008, by and between Comerica Bank and the Company.	Form 8-K 8/4/2008	10.2
10.3	First Amendment and Waiver of Amended and Restated Senior Subordinated Revolving Credit Agreement, dated July 31, 2008, by and between the Company and Safeguard Delaware, Inc.	Form 8-K 8/4/2008	10.3
31.1†	Certification of Ronald A. Andrews pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.	—	—
31.2†	Certification of Raymond J, Land pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.	—	—
32.1†	Certification of Ronald A. Andrews pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—
32.2†	Certification of Raymond J. Land pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—

†                                          Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLARIENT, INC.
DATE: November 6, 2008	BY:	/s/ RONALD A. ANDREWS
Ronald A. Andrews
Chief Executive Officer

DATE: November 6, 2008	BY:	/s/ RAYMOND J. LAND
Raymond J. Land
Senior Vice President and Chief Financial Officer