Form 10-K
period 2008-12-31
CLARIENT, INC
filed 2009-03-19
CIK 1038223

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

Commission File Number 0-22677

CLARIENT, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2649072 (IRS Employer Identification Number)
31 Columbia Aliso Viejo, CA (Address of principal executive offices)	92656-1460 (Zip code)

(949) 425-5700
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 Rights to Purchase Series C Preferred Stock	The Nasdaq Stock Market, LLC

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 30, 2008, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $59,050,958 based on the closing price as reported on the NASDAQ Capital Market.

         The number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date,

Class	Outstanding at March 10, 2009
Common Stock, $0.01 par value per share	77,049,286 shares

DOCUMENTS INCORPORATED BY REFERENCE

         The following documents (or parts thereof) are incorporated into the following parts of this Form 10-K: definitive proxy statement for 2009 Annual Meeting of Stockholders—Part III, Items 10, 11, 12, 13, and 14

Cautionary Note Concerning Forward-Looking Statements

        This Annual Report on Form 10-K contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industries in which we operate and other matters, as well as management's beliefs and assumptions and other statements regarding matters that are not historical facts. These statements include, in particular, statements about our plans, strategies and prospects. For example, when we use words such as "projects," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "should," "would," "could," "will," "opportunity," "potential" or "may," variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act").

        Our forward-looking statements are subject to risks and uncertainties. Factors that might cause actual results to differ materially, include, but are not limited to: our ability to maintain compliance with financial and other covenants under our credit arrangements, limitations on our ability to borrow funds under our credit arrangements, our ability to obtain annual renewals of our credit facilities, unanticipated expenses or liabilities or other adverse events affecting cash flow, our ability to successfully develop and market novel markers, uncertainty of success in developing any new internal-use software applications, failure to obtain Food and Drug Administration clearance or approval for particular applications, our ability to compete with other technologies and with emerging competitors in cell imaging, and our dependence on third parties for collaboration in developing new tests, and those factors set forth under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" in this Annual Report on Form 10-K and the financial statements and the notes thereto. Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied upon as an indication of future performance. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by this cautionary statement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not occur.

PART I

Item 1.    Business

General

        Clarient, Inc., a Delaware corporation ("Clarient," the "Company," "we," "us," or "our"), is an advanced oncology diagnostics services company. Our mission is to combine innovative technologies, meaningful test results, and world-class expertise to improve the lives of those affected by cancer by bringing clarity to a complex disease. Our vision is to be the leader in cancer diagnostics by dedicating ourselves to collaborative relationships with the health care community as we translate cancer discovery and information into better patient care. We were incorporated in 1993 and are headquartered in Aliso Viejo, California.

        Our focus is on identifying high-quality opportunities to increase our profitability and differentiate our service offerings in a highly competitive market. An important aspect of our strategy is to develop high-value, revenue generating opportunities by connecting our medical expertise and our intellectual property with our strong commercial team to commercialize novel diagnostic tests (also referred to as "novel markers" or "biomarkers"). Novel diagnostic tests detect characteristics of an individual's tumor or disease that, once identified and qualified, allow for more accurate prognosis, diagnosis, and treatment. In addition, we are working to identify specific partners and technologies where we can assist in the commercialization of third-party developed novel diagnostic tests. We believe that broader discovery and use of novel diagnostic tests will clarify and simplify decisions for healthcare providers and the biopharmaceutical industry. The growing demand for personalized medicine has generated a need for these novel diagnostic tests, creating a new market widely expected to reach $3.0 billion by 2012, based upon industry analyst data.

        Our goal is to position the Company within a wide-range of the oncology diagnostics markets, including molecular marker development and molecular marker clinical validation through a technology-empowered laboratory. We have deployed the best available testing platforms, which are connected to our internet-based platform, PATHSiTE™, that delivers critical diagnostic and interpretative information to community pathologists, oncologists, and pharmaceutical researchers.

        With the completion of the human genome project in the late 1990s, medical science has entered a new era of diagnostics that will move us closer than ever before to understanding the molecular causes for complex diseases, particularly cancer. As a result, the landscape of cancer management is undergoing significant change. There is now an escalating need for advanced oncology testing to provide physicians with necessary information on the cellular profile of a specific tumor, enabling such physicians to select the most appropriate therapies. Significant business opportunities exist for companies that are able to execute strategies to extract value from this new environment. For this reason, we began performing under a new business plan in the third quarter of 2004 by launching a new business initiative—building a laboratory facility providing comprehensive services focused on cancer testing for both the clinical and research markets—capitalizing on the growth that is widely anticipated over the next five to ten years in the cancer diagnostics market.

        In 2005, we changed our corporate name and completed the first stage of the transformation of our business from ChromaVision Medical Systems, Inc. (positioned as a medical device provider with a single application) to Clarient, Inc. (positioned as a technology and services company offering a full menu of advanced tests to assess and characterize cancer). We gathered an experienced group of professionals from the anatomic pathology laboratory and the in-vitro diagnostics businesses to carefully guide this transition. We have achieved rapid growth by commercializing a set of services to provide the community pathologist with the latest in cancer diagnostic technology, anchored by our own proprietary image analysis technology, and electronic delivery of such image analysis. In June 2005, we kicked off the second stage of our business strategy when we signed a distribution and development agreement with Dako A/S ("Dako"), a Danish company recognized as a worldwide leader in pathology diagnostics systems. This enabled us to strengthen our legacy position as the leader in cellular digital image analysis with the ACIS® Automated Image Analysis System ("ACIS") and accelerate our market penetration worldwide.

        In 2006, we focused on the execution of our plan to capitalize on the growth of the cancer diagnostics market. We built upon our core capabilities within immunohistochemistry ("IHC") with the addition of flow cytometry and fluorescent in situ hybridization ("FISH") molecular testing. These additions positioned us to move beyond solid tumor testing into the important area of leukemia/lymphoma assessment. We also completed a consolidation of our business by moving into a state-of-the-art laboratory and administrative facility without disruption to our customers.

        In March 2007, we entered the third stage of our business strategy by selling our instrument systems business, consisting of certain tangible assets, inventory, intellectual property (including the Company's patent portfolio and the ACIS and ChromaVision trademarks), contracts and other assets used in the operations of the instrument systems business (the "Technology Business") to Carl Zeiss MicroImaging, Inc. ("Zeiss"), an international leader in the optical and opto-electronics industries (the "ACIS Sale"). The ACIS Sale provided us with additional financial resources to focus our efforts on the most profitable and fastest growing opportunities within our services business. We believe our strength as an advanced oncology diagnostics services laboratory, our strong commercial reach with cancer-focused pathologists, our unique PATHSiTE™ suite of services, our deep domain expertise, and our access to robust intellectual property can propel our continued growth through the development of additional tests, unique analytical capabilities, and other service offerings.

        Safeguard Scientifics, Inc. and certain of its subsidiaries own a majority of our outstanding capital stock and hold a substantial portion of our outstanding debt, as discussed in Notes 8 and 13 to the Consolidated Financial Statements. We refer to Safeguard Scientifics, Inc. and/or its subsidiaries collectively herein as "Safeguard."

Market Overview

        We estimate that the market for advanced cancer diagnostic testing will increase from an estimated $2.0 billion today, to over $3.0 billion by 2012, based upon industry analyst data.

        Many factors will contribute to the expected increase, including an increased incidence of cancer within an aging population, new therapies, and an expanding test menu. Recent trends indicate that treatment decisions are likely to involve the assessment of a complex panel of protein and gene based testing, rather than a single test. Diagnostic and predictive testing for these therapies will likely become increasingly complex, and there will be increased demand for sophisticated tests. Such tests will also require additional expertise to interpret test results and/or assist pathologists in such interpretations.

        The advent of proteomics—the scientific study of DNA expression as specific proteins in cells and their activation pathways—has provided the ability to characterize cells in a number of diseases, such as cancer. Such knowledge may be applied to provide early insight into the molecular definition of a disease and to clarify the most probable pathway of disease progression. Many biopharmaceutical and pharmaceutical companies are rapidly developing drugs to inhibit or reduce the adverse effects of certain proteins in cancer progression. These drugs target tumor cells which exhibit certain molecular characteristics, with the goals of yielding better patient outcomes and fewer drug side effects.

        Pharmaceutical companies are investing billions of dollars in the development of high-potential targeted therapies, one of the fastest growing segments of oncology drug development. Every day of a delay to market has a substantial and quantifiable cost for these pharmaceutical companies. Further, many of these therapies will require a specific test (referred to as a "theranostic" or "companion diagnostic") to assist physicians in selecting the right drug for the right patient. Beginning early in the process, the same theranostic is likely to accelerate the process for drug approval and market introduction by guiding selection of the most appropriate patients for the clinical trials. The Food and Drug Administration's ("FDA") Critical Path Initiative is facilitating a national effort to modernize the scientific process through which a potential human drug, biological product, or medical device is transformed from a discovery or "proof of concept" into a medical product.

        Based on data from industry consultants, we estimate that there are over 600 active drug projects in clinical trials focused on an estimated 45 cancer indications. Of these, over 80 therapies are in Phase III clinical trials, and more than 300 compounds are in Phase II clinical trials. Over 65% of these compounds are directed at specific molecular targets. Of the compounds directed at specific targets, we believe over 50% are directed at the top four solid tumor cancers (lung, breast, colon, and prostate), and over 15% are directed at the areas of leukemia/lymphoma. We have focused our core capabilities on these types of cancer.

        As the compounds that represent targeted therapies are released to the market, the way that cancer is managed will change dramatically. The result will be a clinical need for quantitative or semi-quantitative measurement of the relevant targeted proteins within a cancer cell. An example of a targeted therapy that uses a companion diagnostic test is Genentech, Inc.'s Herceptin®, used to target breast tumor cells that have a significant amount of Her2/neu protein on the cell membrane. The National Comprehensive Cancer Network (NCCN), a not-for-profit alliance of 21 of the world's leading cancer centers, currently mandates that all new breast tumors be tested for Her2/neu status levels.

        Using traditional methods, pathologists often have difficulty determining which patients are most likely to benefit from new therapies. Although anatomic pathologists specialize in diagnosing abnormal changes in tissue, most anatomic pathology laboratories operate using traditional testing methods and have little or no automation, no routine proficiency testing, and a lack of standardized systems. We believe that today's pathologists need to be empowered with the most advanced resources and information available for the patient's ultimate well being. We therefore expect that new, advanced methods will be essential as clinicians require information that is more precise, reliable, and specific to the patient.

Operating Segment

        We have one reportable operating segment that delivers oncology diagnostic testing services to community pathologists, biopharmaceutical companies, and researchers. At December 31, 2008, all of the Company's services were provided within the United States, and substantially all of the Company's assets were located within the United States. We previously had an additional operating segment which consisted of a Technology Business that developed, manufactured, and marketed certain instrument systems. On March 8, 2007, we sold our Technology Business (See Note 4 to the Consolidated Financial Statements).

Our Services

        We provide a wide range of cancer diagnostic and consultative services which include technical laboratory services and professional interpretation; such reports and analyses are provided through our internet-based application, PATHSiTE.™

        Our anatomic pathology services are focused on the most common types of solid tumors: breast, prostate, lung, and colon, representing over 80% of annual diagnosed cases in the United States. We also offer an extensive menu of hematopathology testing for leukemia and lymphoma. Our laboratory continues to expand its service offerings as new assays emerge. We also provide a complete complement of commercial services to biopharmaceutical companies and other research organizations, ranging from drug discovery assistance to the development of directed diagnostics through clinical trials.

        Our menu of specialized technologies used to assess and characterize cancer include: IHC, flow cytometry, molecular/PCR, FISH, cytogenetics, and histology, which are described below:

  IHC

        IHC refers to the process of localizing proteins in cells of a tissue section and relies on the principle of antibodies binding specifically to antigens in biological tissues. IHC is widely used in the diagnosis of abnormal cells such as those found in cancerous tumors. Specific molecular markers are characteristic of particular cellular events such as proliferation or cell death (apoptosis). IHC is also used to understand the distribution and localization of biomarkers and differentially expressed proteins in various parts of biological tissue.

  Flow cytometry

        Flow cytometry is a technology that measures and analyzes multiple physical characteristics of single particles, usually cells, as they flow in a fluid stream through a beam of light. The properties measured include a particle's relative size, relative granularity or internal complexity, and relative fluorescence intensity. The use of flow cytometry assists a pathologist in diagnosing a wide variety of leukemia and lymphoma neoplasms. Flow cytometry is also used to monitor patients through therapy to determine whether the disease burden is increasing or decreasing, otherwise known as minimal residual disease monitoring.

  Molecular/PCR

        Molecular/PCR is a molecular biological technique that involves the development of oligonucleotide probes for specific gene sequences and amplification of these sequences though repeated cycles of the polymerase-catalyzed reaction. The technique is extremely sensitive and rapid, and offers direct detection and visualization of gene sequences.

  FISH

        FISH is a molecular technique that can be used to detect and localize the presence or absence of specific DNA sequences on chromosomes. The technique uses fluorescent probes that bind to only those parts of the chromosome with which they show a high degree of sequence similarity. Fluorescence microscopy can be used to find out where the fluorescent probe binds to the chromosomes. FISH is often used for finding specific features in DNA for use in genetic counseling, medicine, and species identification. FISH can be used to help identify a number of gene alternations, such as amplification, deletions, and translocations.

  Histology

        Histology is the study of the microscopic structure of tissues. Through histology services, a pathologist attempts to identify the diagnosis of disease. Through structural and other changes in cells, tissues, and organs, pathologists can use a number of tools to establish a diagnosis of the type of disease suffered by the patient, a prognosis on the likely progression of the disease, and a determination as to which therapies are most likely to be effective in treating the patient. In addition to histology service, a number of molecular studies can now be run on these samples to gain further insight on prognostic and predictive indicators.

  Cytogenetics

        Cytogenetics involves genetic testing in hereditary cancer to assess a variety of genetic disorders and hematologic malignancies.

Billing

        Our revenue is predominately derived from performing diagnostic services billed to third parties (Medicare and private health insurers), clients (pathologists, hospitals, clinics), and patients.

        Third-party billing.    The majority of our revenue is generated from patients who utilize health insurance coverage from Medicare or a private health insurer. We bill such health insurer, who in turn pays a portion of the amount billed. The amount we are able to collect is based on several factors, including: the type of insurance coverage (for example, health maintenance organization or preferred provider organization), whether the services are considered to be in network or out of network, and the amount of any co-pays or deductibles for which the patient is responsible.

        Medicare billing for services provided is dictated by Common Procedural Terminology ("CPT") billing codes under two reimbursement schedules: a Physician Fee Schedule and a Clinical Fee Schedule. We have the requisite Medicare provider number for both schedules.

        The relevant CPT billing codes under the Physician Fee Schedule distinguish between "Technical" diagnostic services (the performance of a diagnostic test), "Professional" services (the professional interpretation of a diagnostic test, typically performed by a licensed physician), and "Global" services (the combination of Technical and Professional services). The relevant CPT billing codes under the Clinical Fee Schedule are generally for Technical services. We perform Technical, Professional, and Global services under the Physician Fee Schedule, and Technical services under the Clinical Fee Schedule.

        Client billing.    We generally establish direct billing arrangements with our clients that allow us to bill an agreed-upon amount for each type of service provided. Our clients are responsible for seeking reimbursement from health insurance companies and/or patients.

        Patient billing.    Our billings to patients result from health insurance co-payment obligations, patient health insurance deductibles, and direct billings to patients without health insurance coverage.

        Laboratory services provided for patients with the assistance of automated image analysis technology are eligible for third-party reimbursement under well-established medical billing codes. These billing codes are known as Healthcare Common Procedure Coding Systems ("HCPCS") codes and incorporate CPT codes. The billing codes are the means by which Medicare/Medicaid and private health insurers identify certain medical services that are provided to patients in the United States. CPT codes are established by the American Medical Association ("AMA"). The Medicare/Medicaid reimbursement amounts are based on relative values, associated with the CPT codes, and are established by the Centers for Medicare & Medicaid Services ("CMS") using a relative value system, with recommendations from the AMA's Relative Value Update Committee and professional societies representing the various medical specialties.

        The following is a summary of Medicare reimbursement rates under the physician fee schedule for the most common CPT codes used in our laboratory services ("TC" modifier denotes Technical services, "26" modifier denotes Professional services, and no modifier denotes Global services):

CPT Code	General Description of Service	2009 (1/1/09 - 12/31/09)	2009 Change From 2008	2008 (1/1/08 - 12/31/08)	2007 (1/1/07 - 12/31/07)	2008 Change From 2007
88185	Flow cytometry (cell surface, cytoplasmic, or nuclear marker)	$59	13.5%	$52	$41	26.8%
88342—TC	IHC (including tissue immunoperoxidase)	$72	4.3%	$69	$60	15.0%
88342—26	IHC (including tissue immunoperoxidase)	$44	—	$44	$46	(4.3)%
88342	IHC (including tissue immunoperoxidase)	$116	2.7%	$113	$107	5.6%
88361—TC	IHC (morphometric analysis, tumor immunohistochemistry—computer assisted)	$116	(5.7)%	$123	$120	2.5%
88361—26	IHC (morphometric analysis, tumor immunohistochemistry—computer assisted)	$62	—	$62	$65	(4.6)%
88361	IHC (morphometric analysis, tumor immunohistochemistry—computer assisted)	$178	(4.3)%	$186	$186	—
88368—TC	FISH (UroVysion™ Manual)	$182	15.2%	$158	$112	41.1%
88368—26	FISH (UroVysion™ Manual)	$70	(1.4)%	$71	$75	(5.3)%
88368	FISH (UroVysion™ Manual)	$251	9.6%	$229	$193	18.7%
88367—TC	FISH (UroVysion™ computer assisted)	$222	8.8%	$204	$183	11.5%
88367—26	FISH (UroVysion™ computer assisted)	$66	1.5%	$65	$70	(7.1)%
88367	FISH (UroVysion™ computer assisted)	$288	7.1%	$269	$252	6.7%

        The above CPT codes represented a substantial portion of our revenue in 2008.

        In July 2008, the Medicare rate increase for Technical CPT codes under the Physician Fee Schedule that took effect as of January 1, 2008, was extended eighteen months through December 31, 2009. Effective January 1, 2009, numerous other CPT codes under the Physician Fee Schedule and Clinical Fee Schedule for services we perform generally increased through December 31, 2009.

        We work with relevant medical societies and other appropriate constituents to lobby for appropriate reimbursement levels for our services. The objective of such efforts is to maximize the amount paid by Medicare and other payors (which may base their reimbursement amount on Medicare rates) in order to fairly reflect the costs of developing such technology, supported by its medical benefits and the resulting healthcare savings by providing patients with the most appropriate medical treatment.

Sales and Marketing

        Our primary target market includes community pathology practices and hospitals. The process of selling diagnostic services requires a knowledgeable and skilled diagnostic sales force that can help pathologists understand the mechanisms of targeted therapy and the value of prognostic and predictive testing which we offer. Our sales representatives are highly experienced, with strong technical knowledge and an extensive understanding of the community-based pathology practice. Each of our sales representatives typically has a four-year bachelor of science or arts degree, generally in the biological sciences, several years of experience selling diagnostic services or specialty pharmaceuticals within the medical community, and has completed our intensive sales training program.

        As of December 31, 2008, we had 42 people dedicated to our sales and marketing efforts. Our sales efforts are directly overseen by a senior vice president of commercial operations, a vice president of sales, and a national director of sales. We are organized into two regions and six districts. We have two sales directors and six district managers that develop local commercial opportunities and train and support the salespeople in their region/district. Within each district, each sales representative has a dedicated territory based on revenue potential and geographic reach. We will continue to expand our sales force as appropriate. Our sales strategy focuses on expanding the breadth and depth of services provided to our current customer base and acquiring new customers. Our sales approach is designed to understand our current/potential customers' needs and to then provide the appropriate solutions from our expanding range of diagnostic services. We do not rely on any single customer, or subset of customers, for a significant portion of our revenue and we therefore have minimal risk of customer concentration. We, however, are dependent upon reimbursement from Medicare and its designated administrator for a substantial portion of the services we perform, and any significant delay thereof could impact our operating results, cash flows, and/or financial condition.

        In 2008, our marketing efforts continued to focus on establishing a strong and distinctive brand identity for diagnostic services, with a core focus of targeting community pathologists. We use our CONTiNUUM™ national and regional seminar and webcast programs to provide a collaborative environment between potential customers and our advisory board and medical staff. We also use an internet-based sales system to optimize customer and territory management. Our marketing efforts in 2008 reinforced the branding strategy involving our distinct collaboration with community pathologists.

Seasonality

        Our business is subject to the impact of seasonality, particularly during the holiday season in the fourth quarter. Medical procedures, including surgeries, are not as frequently scheduled during such time and consequently the demand for our services generally softens.

Market Segmentation

  Clinical Market

        We approach the clinical market by dividing it into three segments of potential customers, identified below. Our data indicates that there are approximately four thousand hospitals or networks in the United States that require cancer diagnostic or prognostic services. Our services are designed to meet the specific needs of each of the three segments.

        Larger community hospitals and pathology groups:    Many pathologists have the expertise to perform tests to assess and characterize cancer, though the resources required for the necessary equipment and staff are often cost and time prohibitive. Even if such resources were obtained, it would likely not yield an adequate return on investment due to the lack of testing volume. Since larger community hospitals and pathology groups typically choose to outsource many of their specialized oncology diagnostic services, they comprise a primary target for our services.

        Smaller community hospitals and pathology groups:    This segment typically outsources all specialized oncology diagnostic services.

        Regional reference laboratories, regional cancer centers, teaching hospitals and other large hospitals/multi-hospital systems, and associated large pathology practice groups:    This segment typically has comprehensive capabilities and performs most anatomic pathology testing in-house. This segment may require specialized oncology diagnostic services for particularly complex cases.

  Research Market

        We estimate that world-wide there are over 1,000 biopharmaceutical/biotechnology organizations that could benefit from our laboratory expertise and our image analysis capabilities in the development of targeted therapeutics and companion diagnostics. We are in the very early stages of reaching out to this market since our primary commercial focus has been directed towards the clinical market.

Patents, Trademarks, and Proprietary Technology

        As part of the ACIS Sale, we transferred our patent portfolio and other intellectual property relating to our Technology Business to Zeiss. We entered into a license agreement with Zeiss pursuant to which Zeiss granted us a non-exclusive, perpetual, and royalty-free license to certain of the transferred patents, copyrights, and software code for use in connection with image applications (excluding the sales of imaging instruments) and our laboratory services business. We believe this license will be useful in our development of new tests, applications, unique analytical capabilities, and other service offerings, including the development of proprietary tests.

        We are focused on developing an intellectual property portfolio for our laboratory service methodologies which utilize automated cellular instrumentation, rare event identification, and our proteomic mathematic capabilities. We have patents pending to protect our intellectual property. We also hold trademarks to protect the names of our service offerings.

        To protect our trade secrets and proprietary know-how, we utilize confidentiality agreements with our employees, consultants, customers, business partners, and other third parties. As a condition of employment, we require that all employees enter into an inventions assignment and non-disclosure agreement.

Competition

        Competition in the diagnostic services industry is intense and has increased with the rapid pace of technological development. The oncology testing marketplace has been consolidating. The esoteric clinical laboratory business, including flow cytometry, molecular diagnostics, analysis of tumors of unknown origin, and expanded services for IHC and cytogenetics is highly competitive. Our industry is led by two national laboratories: Laboratory Corporation of America Holdings (also known as LabCorp) and Quest Diagnostics Incorporated. Both companies offer a wide test and product menu with significant financial, sales, and logistical resources, and have extensive contracts with a variety of payor groups. Our secondary competitors include laboratories that are affiliated with large medical centers or universities, such as Mayo Medical Laboratories and Associated Regional and University Pathologists (ARUP).

        New competitors have more recently entered our market and have further heightened the competitive landscape. We anticipate that additional companies will enter our market and will aggressively compete for market share.

        We believe that healthcare providers consider a number of factors when selecting a laboratory, including:

  •
  Service capability and quality;

  •
  Accuracy, timeliness, and consistency in reporting test results;

  •
  Number and type of tests performed by the laboratory;

  •
  Reputation in the medical community; and

  •
  Pricing.

        We believe that we are an effective competitor in each of the above areas.

Collaborations and Partnerships

        We are able to realize high-quality opportunities to increase our profitability and differentiate our services through the development of novel diagnostic tools that provide clarity in assessing and characterizing cancer. Such strategy requires:

  •
  Creating a series of high-value capabilities that drive the commercialization of novel tests;

  •
  Developing applications and capabilities that expand testing opportunities for each patient sample; and

  •
  Achieving increased market share.

        We focus on these opportunities by dedicating resources to our business development function. In November 2006, we announced collaboration agreements with Natural Selection, Inc. to use its genomic mathematic capability to supplement our proteomic mathematic capability to help develop novel cancer markers. In January 2007, we announced a collaboration with Prediction Sciences, Inc. to commercialize a novel breast cancer test, the first molecular test available that is applicable to all stages of operable breast cancer, including lymph node-positive patients. The new service, Clarient Insight™ Dx Breast Cancer Profile, will be offered by us through an exclusive license agreement with Prediction Sciences, Inc.

        We continue to evaluate opportunities with Zeiss that involve our rare event detection capability and Zeiss' expertise in microscopy and laser micro-dissection.

Research & Development

        Our research and development activities primarily relate to the development and validation of diagnostic tests in connection with our specialized oncology diagnostic services, as well as the development of technology to electronically deliver such services to our clients. Our quality and regulatory staff ensure that every developed test and application meets stringent regulatory guidelines.

Legal and Regulatory Status

        Our business is subject to extensive laws and regulations as described below.

        Existing federal laws governing Medicare and Medicaid, and other similar state laws, impose a variety of broadly described restrictions on financial relationships among healthcare providers, including clinical laboratories. These laws include the federal anti-kickback law, which prohibits individuals or entities, including clinical laboratories, from making payment or furnishing other benefits intended to induce or influence the referral of patients for tests billed to Medicare, Medicaid, or certain other federally funded programs. Several courts have interpreted the statutes' intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute is violated. Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment, and possible exclusion from participating in Medicare, Medicaid, and other federal healthcare programs. In addition, some kickback allegations have been claimed to violate the federal False Claims Act (discussed below). In addition, many states have adopted laws similar to the federal anti-kickback law. Some of these state prohibitions apply to the referral of patients for healthcare services reimbursed by any source, not only the Medicare and Medicaid programs. Many of the federal and state anti-fraud statutes and regulations, including their application to joint ventures and collaborative agreements, are vague and have not yet been interpreted by the courts.

        In addition, these laws include self-referral prohibitions which prohibit us from accepting referrals from physicians with whom we have a compensation relationship. The federal law prohibiting physician self-referrals, commonly known as the "Stark Law", prohibits, with certain exceptions, Medicare/Medicaid payments for laboratory tests referred by physicians who personally or through a family member have an investment interest in, or a compensation arrangement with, the testing laboratory. A person who engages in a scheme to circumvent the Stark Law's prohibitions may be fined up to $0.1 million for each such scheme. In addition, anyone who presents (or causes such presentation) of a claim to the Medicare program in violation of the Stark Law is subject to penalties of up to $15 thousand per claim submitted, an assessment of several times the amount claimed, and possible exclusion from participation in federal healthcare programs. In addition, claims submitted in violation of the Stark Law may be alleged to be subject to liability under the federal False Claims Act and its "whistleblower" provisions.

        Several states in which we operate have enacted legislation that prohibits physician self-referral arrangements and/or requires physicians to disclose to their patients any financial interest they may have with a healthcare provider when referring patients to that provider. Some of these statutes cover all patients and are not limited to beneficiaries of Medicare, Medicaid, and other federal healthcare programs. Possible sanctions for violating state physician self-referral laws vary, but may include loss of license and civil and criminal sanctions. State laws vary from jurisdiction to jurisdiction and in a few states are more restrictive than the Stark Law. Some states have indicated they will interpret their own self-referral statutes the same way that CMS interprets the Stark Law, but it is possible that states will interpret their own laws differently in the future.

        There are other rules governing billing markups and direct billing rules that may apply to our relationships with our customers. Of particular importance to our operations are federal and state laws prohibiting fraudulent billing and providing for the recovery of non-fraudulent overpayments, as a large number of laboratories have been forced by the federal and state governments, as well as by private payors, to enter into substantial settlements under these laws. In particular, if an entity is determined to have violated the federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties ranging from $6 thousand to $11 thousand for each separate false claim. While there are many potential bases for liability under the federal False Claims Act, such liability primarily arises when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. Submitting a claim with reckless disregard or deliberate ignorance of its validity could result in substantial civil liability. A current trend within the healthcare industry is the increased use of the federal False Claims Act and, in particular, actions under the False Claims Act's "whistleblower" or "qui tam" provisions to challenge providers and suppliers. Those provisions allow a private individual to bring actions on behalf of the government alleging that the defendant has submitted a fraudulent claim for payment to the federal government. The government may join in the lawsuit, but if the government declines to do so, the individual may choose to pursue the lawsuit alone. The government must be kept apprised of the progress of the lawsuit. Whether or not the federal government intervenes in the case, it will receive the majority of any recovery. In addition, various states have enacted laws modeled after the federal False Claims Act.

        The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") created two new federal crimes: healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment and/or exclusion from government sponsored programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious, or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines or imprisonment.

        The use and disclosure of patient medical information is subject to substantial regulation by federal, state, and foreign governments. HIPAA also establishes uniform standards governing the conduct of certain electronic transmission of health care information and to protect the security and privacy of individually identifiable health information maintained or transmitted by health care providers, health plans, and health care clearinghouses. We are currently required to comply with three standards under HIPAA. We must comply with the Standards for Electronic Transactions, which establishes standards for common health care transactions such as claims information, plan eligibility, payment information and the use of electronic signatures, unique identifiers for providers, employers, health plans and individuals, security, privacy, and enforcement.

        We also must comply with the Standards for Privacy of Individually Identifiable Information, which restrict our use and disclosure of certain individually identifiable health information. We must also comply with Security Standards, which require us to implement certain security measures to safeguard certain electronic health information. We were required to comply with Security Standards by April 20, 2005. The HIPAA privacy and security regulations establish a uniform federal "floor" and do not supersede state laws that are more stringent or provide individuals with greater rights with respect to the privacy or security of, and access to, their records containing patient/private health information ("PHI"). As a result, we are required to comply with both HIPAA privacy regulations and varying state privacy and security laws. These laws contain significant fines and other penalties for wrongful use or disclosure of PHI. We have implemented practices and procedures to meet the requirements of the HIPAA privacy regulations and state privacy laws. In addition, CMS has published a final rule, which required us to adopt a national provider identifier for use in filing and processing health care claims and other transactions beginning May 23, 2007. The government intended this legislation to reduce administrative expenses and burdens for the health care industry. Our compliance with this law may entail significant and costly changes for us in the future. If we fail to comply with these standards, we could be subject to criminal penalties and civil sanctions.

        Because we operate a clinical laboratory, many aspects of our business are subject to complex federal, state, and local regulations. In 1988, Congress passed the Clinical Laboratory Improvement Amendments ("CLIA") establishing quality standards for all laboratory testing to ensure the accuracy, reliability and timeliness of patient test results regardless of where the test was performed. Under CLIA, a laboratory is defined as any facility which performs laboratory testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease, or the impairment of, or assessment of health. CLIA is user-fee funded; therefore, all costs of administering the program must be covered by the regulated facilities, including certificate and survey costs.

        The final CLIA regulations were published on February 28, 1992, and updated on January 24, 2003. CLIA specifies quality standards for proficiency testing, patient test management, quality control, personnel qualifications and quality assurance for laboratories performing non-waived tests. Non-waived laboratories must enroll in CLIA, pay the applicable fees, and follow manufacturers' instructions. Our laboratory service offerings now include tests in the non-waived category.

        CMS is charged with the implementation of CLIA, including laboratory registration, fee collection, surveys, surveyor guidelines and training, enforcement, approvals of proficiency testing providers, and accrediting organizations. The Centers for Disease Control and Prevention (CDC) is responsible for the CLIA studies, convening the Clinical Laboratory Improvement Amendments Committee ("CLIAC") and providing scientific and technical support/consultation to the Department of Health and Human Services and CMS. The FDA is responsible for test categorization and regulation of the medical devices used by clinical laboratories, including analyte specific reagents ("ASR"), in vitro diagnostic multivariate index assays ("IVDMIA"), general purpose reagents, laboratory equipment, instrumentation, and controls.

        To enroll in the CLIA program, laboratories must register by completing an application, paying fees, being surveyed, if applicable, and becoming certified in the state in which they operate. We received our California state licensure with CLIA certification in the fourth quarter of 2004.

        The State of California Department of Health and Human Services—Laboratory Field Services enforces the state's requirements to apply for and maintain licensure, CLIA certification, and proficiency testing. CLIA accreditation is maintained through regular inspections by the College of American Pathologists ("CAP"). Our facilities have been inspected by these authorities and have been issued licenses to manufacture medical devices and provide laboratory diagnostic services in California. These licenses must be renewed every year. The State of California could prohibit our provision of laboratory services if we failed to maintain these licenses.

        We must also satisfy various other state application and provisional requirements. Our California laboratory is required to be licensed by the New York State Department of Health to receive specimens from New York State. We maintain such licensure for our laboratory under New York state laws and regulations, which establish standards for the day-to-day operation of a clinical laboratory, physical facilities requirements, equipment and quality control. New York law also mandates proficiency testing for laboratories licensed under New York state law, regardless of whether or not such laboratories are located in New York. We maintain a current license in good standing with the New York State Department of Health. Florida, Maryland, Pennsylvania and Rhode Island require out-of-state laboratories, which accept specimens from those states, to be licensed by such states. We have obtained licenses in such states and believe we are in compliance with applicable licensing laws. We may become aware from time to time of other states that require out-of-state laboratories to obtain licensure in order to accept specimens from the state, and it is possible that other states do have such requirements or will have such requirements in the future. If we identify any other state with such requirements or if we are contacted by any other state advising us of such requirements, we intend to follow instructions from the state regulators as to how we should comply with such requirements.

        The FDA has stated that clinical laboratories which develop tests in-house are considered to be manufacturers of medical devices and are subject to the FDA's jurisdiction under the federal Food, Drug, and Cosmetic Act ("FD&C Act"). We develop assays and intend to validate new markers as they become available to us. Many of the assays and new markers we intend to validate will be considered ASRs, commonly referred to as "home brews." ASRs are reagents composed of chemicals or antibodies which are the active ingredients of tests used to identify one specific disease or condition. The FDA announced in November 1997 that it will exercise enforcement discretion over laboratory-developed ASRs, as well as laboratory-developed tests using commercially available and laboratory-developed ASRs.

        The FDA announced (in draft guidance in July 2007) that IVDMIAs do not fall within the scope of laboratory-developed tests over which the FDA has generally exercised enforcement discretion. The guidance document defines IVDMIAs as gene or protein-based tests (which include tests for breast and prostate cancer) that combine assays and algorithms to produce results tailored to a specific patient. In the draft guidance, the FDA stated that IVDMIAs must meet pre-market and post-market device requirements under the FD&C Act and FDA regulations, including pre-market review of class II and III devices. We may decide to develop IVDMIAs in-house, which would then be subject to aforementioned regulations, should the FDA adopt these draft provisions. In such case, we would be required to obtain pre-market notification clearance, often referred to as a "510(k)" clearance or pre-market approval ("PMA") of the test from the FDA. In order to market a device subject to the 510(k) clearance process, the FDA must determine that the proposed device is "substantially equivalent" to a device legally on the market, known as a "predicate" device. Clinical and non-clinical data may be required to demonstrate substantial equivalence. The 510(k) clearance process usually takes from three to twelve months from the time of submission to the time that a company can begin to market and distribute such product in the United States. The process can take significantly longer and there can be no assurance that the FDA will issue such clearance. The PMA approval pathway requires an applicant to demonstrate that the device is safe and effective and such determination is based, in part, on data obtained in clinical trials. The PMA approval process is much more costly, lengthy, and uncertain and generally takes between one and three years from submission to PMA approval, but may take significantly longer and such approval may never be obtained. Once clearance or approval is obtained, ongoing compliance with FDA regulations, including those related to manufacturing operations, recordkeeping, reporting, marketing, and promotion, would increase the cost, time and complexity of conducting our business.

Clarient Pathology Services, Inc.

        California prohibits general corporations from engaging in the practice of medicine pursuant to both statutory and common law principles commonly known as the Corporate Practice of Medicine Doctrine. Courts have interpreted this doctrine to prohibit non-professional corporations from employing physicians and certain other healthcare professionals who provide professional medical services. In order to comply with such laws, all of our medical services are provided by, or under the supervision of Clarient Pathology Services, Inc. ("CPS"). The legal entity which previously served the same function was Clarient Pathology Associates, Inc. Our Chief Medical Officer, Kenneth J. Bloom, M.D., and his spouse are CPS' sole shareholders.

        We refer to CPS and us collectively throughout this report as "we," "us," and "our," except in this paragraph and the related risk factor in Item 1A. CPS is organized so that all physician services are offered by the physicians who are employed by CPS. Clarient, Inc. or its subsidiaries do not employ practicing physicians as practitioners, exert control over their decisions regarding medical care, or represent to the public that Clarient, Inc. or its subsidiaries offers medical services. A fully-owned subsidiary of Clarient, Inc. has entered into a professional services agreement with CPS. CPS is responsible to appropriately staff its group with physicians which provide interpretative services and laboratory reports to Clarient, Inc. Clarient, Inc. has concurrently entered into an administrative services agreement with CPS pursuant to which Clarient, Inc. performs all non-medical management of CPS and has exclusive authority over all aspects of the business of CPS (other than those directly related to the provision of patient medical services or as otherwise prohibited by state law). The non-medical management provided by Clarient, Inc. includes, among other functions, treasury and capital planning, financial reporting and accounting, pricing decisions, patient acceptance policies, setting office hours, contracting with third party payors, and all other administrative services. Clarient, Inc. provides all of the resources (systems, procedures, and staffing) to bill third party payors or patients. Clarient, Inc. also provides or outsources all of the resources for cash collection and management of accounts receivables, including custody of lockboxes where cash receipts are deposited.

Clarient, Inc. pays all physician salaries and operating costs of CPS. Compensation guidelines for the licensed medical professionals of CPS are set by Clarient, Inc. Clarient, Inc., after consultation with CPS, has sole discretion for selecting, hiring, and terminating the licensed medical professionals. Control and direction of licensed medical professionals rests with CPS. Where applicable, Clarient, Inc. negotiates and executes substantially all of the provider contracts with third party payors. Clarient, Inc. will not loan or otherwise advance funds to CPS for any purpose.

        We believe that the services we provide and plan to provide CPS do not constitute the practice of medicine under applicable laws. Because of the unique structure of the relationships described above, many aspects of our business operations have not been the subject of state or federal regulatory interpretation. We have no assurance that a review of our business by the courts or regulatory authorities will result in a determination that our operations comply with applicable law or could otherwise adversely affect our operations. In addition, the health care regulatory environment may change in a manner that restricts our existing operations or future expansion.

Employees

        As of December 31, 2008, we (inclusive of CPS) had 269 employees: 165 in laboratory diagnostics, research and development, and support positions; 62 in executive, finance, billing, and administrative positions; and 42 in sales and marketing positions. We are not subject to any collective bargaining agreements, and we believe that our relationship with our employees is good. In addition to full-time employees, we utilize the services of various independent contractors, primarily for certain product development, marketing, and administrative activities.

Available Information

        All periodic and current reports, registration statements, and other filings that we are required to file with the Securities and Exchange Commission ("SEC"), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, are available free of charge from the SEC's website (http://www.sec.gov) or public reference room at 101 F Street NE., Washington, DC 20549, or through our internet website at http://www.clarientinc.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. Information on the operation of the SEC's public reference room is available by calling the SEC at 1-800-SEC-0300. Copies of these reports (excluding exhibits) may also be obtained free of charge, upon written request to: Investor Relations, Clarient, Inc., 31 Columbia, Aliso Viejo, CA 92656-1460.

        Our internet website address is included in this report solely for identification purposes. Our internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

        The following corporate governance documents are available free of charge on our website: the charters of our Audit, Compensation, and Corporate Governance Committees, our Statement on Corporate Governance and our Code of Conduct. Copies of these corporate governance documents also may be obtained by any shareholder, free of charge, upon written request to: Corporate Secretary, Clarient, Inc., 31 Columbia, Aliso Viejo, CA 92656-1460. We also will post on our website any amendments to, or waivers of, our Code of Conduct that relate to our directors and executive officers.

Item 1A.    Risk Factors

        Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and other reports we have filed with the SEC. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of these risks are realized, our business, financial condition or results of operations could be seriously harmed and in that event, the market price for our common stock could decline and one may lose all or part of their investment.

Risks Related to Our Business

         We have a history of operating losses, and future profitability is uncertain.

        We have incurred operating losses in every year since inception, and our accumulated deficit and stockholders' deficit as of December 31, 2008 were $154.8 million and $4.7 million, respectively. Those operating losses are principally associated with the investments we have made and expenses we have incurred relating to our diagnostic services business, and to a lesser extent, the costs related to the research and development of our former ACIS technology (which we transferred to Zeiss as part of the ACIS Sale), conducting clinical trials, preparing regulatory clearance filings, developing Dako's sales and marketing organization to commercialize the ACIS units prior to the ACIS Sale.

        Although we have reduced our operating losses, we may continue to incur losses as a result of our laboratory services expansion. We may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and/or maintain profitability, the market value of our common stock will likely decline. The aforementioned raises substantial doubt about our ability to continue as a going concern.

         We may require additional financing for, among other things, general working capital, expansion of our laboratory operations, possible acquisitions, development of novel molecular tests, capital expenditures and other costs, and it is uncertain whether such financing will be available on favorable terms, if at all.

        We will continue to expend funds for development of novel markers, clinical trials, and to expand our service offerings and will need additional capital if our current business initiatives are not successful or we fail to achieve the level of revenue and gross profit from our services within the time frame contemplated by our business plan.

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

  •
  Changes in regulatory policies or laws that affect our operations; and

  •
  Delays in cash collections from our payors, particularly Medicare.

        We do not know whether additional financing will be available to us as needed on commercially acceptable terms or at all. The current turmoil in the global credit markets adds to such uncertainty due to the more limited availability of credit. These conditions could also impair the ability of those with whom we do business, such as our customers, suppliers, and lenders, to satisfy their obligations to us. If adequate funds are not available, or are not available on commercially acceptable terms, we might be required to delay, scale back or eliminate some or all of our development activities or new business initiatives, or to license to third parties the right to commercialize products or technologies that we would otherwise seek to commercialize ourselves. If additional funds are raised through an equity or convertible debt financing, our stockholders may experience significant dilution.

         We are required to maintain compliance with financial and other restrictive covenants in our debt financing agreements which can restrict our ability to operate our business, and if we fail to comply with those covenants, our outstanding indebtedness may be accelerated.

        In July 2008, we entered into a new credit facility with Gemino Healthcare Finance, LLC ("Gemino"), and into amendments of our facilities with Comerica Bank ("Comerica") and our majority owner, Safeguard Delaware, Inc., a wholly-owned subsidiary of Safeguard Scientifics, Inc. ("Safeguard"). These facilities with Gemino, Comerica, and Safeguard were amended in January and February 2009. The Gemino and Comerica facilities, as amended, each contain a financial covenant requiring us to maintain a "fixed charge coverage ratio" on a cumulative annualized basis of 1.00 through June 30, 2009, 1.10 through September 30, 2009, and 1.20 through December 31, 2009. The "fixed charge coverage ratio" is defined as the ratio of EBITDA (net income plus interest expense, tax expense, depreciation/amortization expense, and stock based compensation expense), to the sum of (i) interest expense paid in cash on the Gemino facility, plus (ii) interest expense paid in cash on the Safeguard and Comerica facilities, plus (iii) payments made under capital leases, plus (iv) fees paid to Safeguard pursuant to its guarantee of our Comerica facility, plus (v) unfinanced capital expenditures, plus (vi) taxes paid.

        Our credit facilities with Gemino, Safeguard, and Comerica, as amended, contain covenants which, among other things, restrict our ability to:

  •
  Incur additional debt;

  •
  Pay dividends or make other distributions or payments on capital stock;

  •
  Make investments;

  •
  Maintain a minimum level of liquidity;

  •
  Make capital expenditures;

  •
  Incur (or permit to exist) liens;

  •
  Enter into transactions with affiliates;

  •
  Change business, legal name or state of incorporation;

  •
  Guarantee the debt of other entities, including joint ventures;

  •
  Merge or consolidate or otherwise combine with another company; and

  •
  Transfer or sell our assets.

        The above covenants could adversely affect our ability to finance our future operations or capital needs and pursue available business opportunities, including acquisitions. A breach of any of these covenants could result in a default in respect of the related indebtedness (and a breach of our credit facility with Gemino, Comerica or Safeguard would constitute a cross-default under the other facilities). During 2006 and 2007, we were unable to comply with certain financial covenants (including the requirement that we maintain a minimum tangible net worth and operating cash) under our credit agreements with General Electric Capital Corporation (which we repaid in full on March 17, 2008) and Comerica. While our lenders waived those defaults, if a default occurs in the future under any of our credit facilities, Gemino, Comerica, and Safeguard could elect to declare the indebtedness under the applicable facility, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing such indebtedness. We entered into amendments of our facilities with Gemino and Comerica in February 2009 with the expectation that we could maintain compliance with the financial covenants set forth therein. However, in order to do so, our results of operations in 2009 will have to meet or exceed our 2008 results of operations and such outcome is uncertain. In addition, we have previously not been able to maintain compliance with prior financial covenants in our credit facilities with respect to certain periods and we may not be able to maintain compliance with our current covenants. The aforementioned, coupled with our history of operating losses, negative cash flows, accumulated deficit, and stockholders' deficit raise substantial doubt about our ability to continue as a going concern.

         Our credit agreements with Gemino, Comerica, and Safeguard contain material adverse change clauses.

        If our business encountered difficulties that would qualify as a material adverse change in our (i) operations, (ii) condition (financial or otherwise), or (iii) ability to repay our facilities, our credit agreements with Comerica, Gemino, and Safeguard could be cancelled. Gemino, Comerica, and Safeguard could elect to declare the indebtedness under the applicable facility, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing such indebtedness.

         Disruption in credit markets and volatility in equity markets may affect our ability to access sufficient funding.

        The global equity markets have been volatile and global credit markets have been disrupted, which has reduced the availability of investment capital and credit. If these conditions continue or worsen, we may be unable to access adequate funding to operate and grow our business. Our inability to access adequate funding or to generate sufficient cash from operations may require us to reconsider certain projects and capital expenditures. The extent of any impact will depend upon several factors, including our operating cash flows, the duration of tight credit conditions and volatile equity markets, our credit ratings and credit capacity, the cost of financing, and other general economic and business conditions.

         We sold our Technology Business to Zeiss and we may experience negative consequences as a result of such transaction, including potential indemnification obligations and restrictions on our business operations going forward.

        In March 2007, we sold our Technology Business to Zeiss in the ACIS Sale for an aggregate purchase price of $12.5 million, consisting of $11.0 million in cash and up to an additional $1.5 million in contingent purchase price, which is payable in whole or in part (if at all) subject to satisfaction of certain post-closing conditions relating to intellectual property. These conditions may not be satisfied and, as a result, we may be paid only a portion or none of such contingent consideration.

        The ACIS Sale resulted in the transfer of our business of developing, manufacturing, and marketing the ACIS system. We also transferred our patent portfolio and other intellectual property of the Technology Business to Zeiss and while we have retained a license to certain patent rights, copyrights, and software, our use of those intellectual property rights is limited to the field of use specified in the license agreement. We also agreed not to compete with Zeiss in connection with the development, production and sale of imaging instruments for a period of 42 months following the closing date of the ACIS Sale and, as a result, our business will be restricted from engaging in those activities during that period.

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

        Our success will depend upon the expansion of our operations and the effective management of our growth. We expect to experience growth in the scope of our operations and services and the number of our employees. If we grow significantly, such growth will place a significant strain on our management, administrative, operational, and financial resources. To manage significant growth, we may need to expand our facilities, augment our operational, financial, and management systems, internal controls and infrastructure, and hire and train additional qualified personnel. Our future success is heavily dependent upon growth and acceptance of our future services. If we are unable to scale our business appropriately or otherwise adapt to anticipated growth and the introduction of new services, our business, operating results, cash flows, and financial condition may be harmed.

         The diagnostic laboratory market is characterized by rapid technological change, frequent new product introductions, and evolving industry standards, and we may encounter difficulties keeping pace with changes in this market.

        The introduction of diagnostic tests embodying new technologies and the emergence of new industry standards can render existing tests obsolete and unmarketable in short periods of time. We expect our competitors to introduce new products and services and enhancements to their existing products and services. Our future success will depend upon our ability to enhance our current tests, and to develop new tests, in a manner that keeps pace with emerging industry standards and achieves market acceptance. Our inability to accomplish any of these endeavors will likely have a material adverse effect on our business, operating results, cash flows, and financial condition.

         We face substantial existing competition and potential new competition.

        The laboratory business is intensely competitive both in terms of price and service. This industry is dominated by several national independent laboratories, but includes many smaller niche and regional independent laboratories as well. Large commercial enterprises, including Quest Diagnostics Incorporated and Laboratory Corporation of America Holdings (LabCorp), have substantially greater financial resources and may have larger research and development programs and more sales and marketing channels than we do, enabling them to potentially develop and market competing products and services. These enterprises may also be able to achieve greater economies of scale or establish contracts with payor groups on more favorable terms. Academic and regional medical institutions generally lack the advantages of the larger commercial laboratories but still compete with us on a limited basis. Smaller niche laboratories compete with us based on their reputation in specializing within a narrow test menu. Pricing of laboratory testing services is one of the significant factors often used by health care providers in selecting a laboratory. As a result of the laboratory industry undergoing significant consolidation, larger clinical laboratory providers are able to maximize cost efficiencies afforded by large-scale automated testing. This consolidation results in greater price competition. To meet such competition, we may be unable to improve our cost efficiencies sufficiently, if at all, and as a result, our operating results, cash flows, and our financial position could be negatively impacted.

        In addition, many of our competitors have substantially greater research and development capabilities and financial, scientific, manufacturing, marketing, sales and service resources than we do. Some of these entities also have more experience than we do in research and development, clinical trials, regulatory matters, manufacturing, marketing and sales.

        Furthermore, our current and developing competitors are actively conducting research and development in areas where we are also conducting such activities. The products and services these companies may develop could directly compete with our current or potential services, or may address other areas of diagnostic evaluation, making such companies compete more effectively against us. The diagnostic testing market is sensitive to the timing of product and service availability. A company that can quickly develop and achieve clinical study and regulatory success ahead of its competitors may hold a competitive advantage.

        Our competitors might succeed in developing and commercializing technologies or services earlier and obtaining regulatory approvals and clearances from the FDA more rapidly than we are able to accomplish. In addition, our competitors also might develop more effective technologies or services that may render our technologies or services obsolete or non-competitive. If we are not able to effectively compete within our industry, our business and results of operations will be adversely affected.

         Failure in our information technology systems could disrupt our operations.

        Our success will depend, in part, on the continued and uninterrupted performance of our information technology systems. Information systems are used extensively in virtually all aspects of our business, including laboratory testing, billing, customer service, logistics, management of medical data, and dissemination of test results.

        Our computer systems are vulnerable to damage from a variety of sources, including telecommunications failures, malicious human acts, and natural disasters. Moreover, despite reasonable security measures we have implemented, some of our information technology systems are potentially vulnerable to physical or electronic break-ins, computer viruses, and similar disruptive problems. In addition, we are currently in the process of implementing an Enterprise Resource Planning ("ERP") system, which we expect to go live in the second half of 2009. The success of our ERP conversion and related business risks that could arise in connection therewith are uncertain.

        We conduct business over the internet and because certain of our information technology systems are located at third-party web hosting providers, we cannot control the maintenance and operation of the data centers by such third parties. Despite the precautions we have taken, unanticipated problems affecting our systems could cause interruptions in our information technology systems, leading to lost revenue, deterioration of customer confidence, and significant business disruption. Our business, financial condition, results of operations, or cash flows could be materially and adversely affected by any problem that interrupts or delays our operations.

         If a catastrophe were to strike our facility, we would be unable to operate our business competitively.

        Our facility may be affected by catastrophes such as fires or earthquakes. Although we have installed certain power back-up systems, we may also be affected by sustained interruptions in electrical service. Earthquakes and fires are of particular significance to us because our laboratory facility is located in southern California, an earthquake and fire prone area. In the event our existing facility or equipment is affected by man-made or natural disasters, we may be unable to process our customers' samples in a timely manner and unable to operate our business in a commercially competitive manner.

         Our ability to maintain our competitive position depends on our ability to attract and retain highly qualified managerial, technical and sales and marketing personnel.

        We believe that our continued success depends to a significant extent upon the efforts and abilities of our executive officers and our scientific and technical personnel, including the following individuals:

  •
  Ronald A. Andrews, our Vice Chairman and Chief Executive Officer;

  •
  Michael J. Pellini, M.D., our President and Chief Operating Officer;

  •
  Raymond J. Land, our Senior Vice President and Chief Financial Officer;

  •
  Kenneth J. Bloom, M.D., our Chief Medical Officer;

  •
  Todd S. Barry, M.D., our Medical Director; and

  •
  David J. Daly, our Senior Vice President of Commercial Operations.

        The loss of any of our executive officers, senior managers, or key scientific or technical personnel could have a material adverse effect on our business, operating results, cash flows, and financial condition. We do not maintain key-person life insurance on any of our officers, managers, scientific and technical personnel, or other employees. Furthermore, our anticipated growth and expansion will require the addition of highly skilled technical, management, financial, sales and marketing personnel. Competition for personnel is intense, and our failure to hire and retain talented personnel or the loss of one or more key employees could have a material adverse effect on our business. In particular, we may encounter difficulties in attracting a sufficient number of qualified California licensed laboratory scientists. In addition, our personnel may not be able to adequately fulfill their responsibilities and may not remain with us.

         Our revenue will be diminished if payors do not adequately cover or reimburse us for our services.

        There has been, and will likely continue to be, significant efforts by both federal and state agencies to reduce costs in government healthcare programs and to otherwise implement government control of healthcare costs. In addition, increasing emphasis on managed care in the United States may continue to put pressure on the pricing of healthcare services. Uncertainty exists as to the coverage and reimbursement status of new applications or services. Governmental payors and private payors are scrutinizing new medical products and services. Such third-parties may not cover, or may limit coverage and resulting reimbursement for our services. Additionally, third-party insurance coverage may not be available to patients for any of our existing assays or assays we may discover and develop in the future. A substantial portion of the testing for which we bill our hospital and laboratory clients is ultimately paid by third-party payors. Any pricing pressure exerted by these third-party payors on our customers may, in turn, be exerted by our customers on us. If governmental payors, including their contracted administrators, and other third-party payors do not provide adequate coverage and/or timely reimbursement for our services, our operating results, cash flows, or financial condition may decline.

         Our cash flows and financial condition may decline if payors do not reimburse us for our services in a timely manner.

        We depend on our payors to reimburse us for our services in timely manner. If our payors, particularly Medicare or Medicare's designated administrator, does not reimburse us in a timely manner, our cash flows and financial condition may decline.

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

         Third party billing is extremely complicated and could result in us incurring significant additional costs.

        Billing for laboratory services is extremely complicated. The customer is the party that refers the tests and the payor is the party that pays for the tests, and the two are not always the same. Depending on the billing arrangement and/or applicable law, we need to bill various payors, such as patients, health insurance companies, Medicare, Medicaid, doctors and employer groups, all of which have different billing requirements. Health insurance companies and governmental payors also generally require complete and correct billing information within certain filing deadlines. Additionally, our billing relationships require us to undertake internal audits to evaluate compliance with applicable laws and regulations as well as internal compliance policies and procedures. Health insurance companies also impose routine external audits to evaluate payments made.

        Additional factors complicating billing are:

  •
  Pricing differences between our fee schedules and the reimbursement rates of the payors;

  •
  Disputes with payors as to which party is responsible for payment; and

  •
  Disparity in coverage and information requirements among various carriers.

        We incur significant additional costs as a result of our participation in the Medicare and Medicaid programs, as billing and reimbursement for laboratory testing are subject to considerable and complex federal and state regulations. The additional costs we expect to incur as a result of our participation in the Medicare and Medicaid programs include costs related to, among other factors: (1) complexity added to our billing processes; (2) training and education of our employees and customers; (3) implementing compliance procedures and oversight; (4) collections and legal costs; (5) challenging coverage and payment denials; and (6) providing patients with information regarding claims processing and services, such as advanced beneficiary notices.

        We previously outsourced responsibility for billing and collections for our laboratory services to a third-party. In order to improve the quality of our collection efforts and reduce processing costs, we established an internal billing and collection department during 2008, and staffed the department with experienced, knowledgeable, and licensed personnel. We, as a company, however, do not have previous experience in billing third parties or patients directly for our services, nor do we, as a company, have previous experience in collections activities. We continue to encounter difficulties in transitioning and maintaining responsibility for such functions in-house. To date, our in-house billing and collection department has not functioned as we had expected leading to certain delays in our billing and collection efforts. Consequently, our 2008 cash collections have not increased at the same rate as revenue has increased. We are in the process of substantially increasing our internal resources dedicated to our billing and collection efforts in response to these delays. If our in-house billing and collection department is not able to bill and collect for services on a timely and accurate basis, including the compliance with filing deadlines required by certain payors, our operating results, cash flows, and financial condition may be negatively impacted.

         Our material weaknesses in our internal control over financial reporting which existed as of December 31, 2007, have not been adequately remediated as of December 31, 2008.

        We have determined that we continue to have material weaknesses in our internal control over financial reporting as of December 31, 2008. The financial misstatements resulting from our material weaknesses were corrected prior to the issuance of our 2008 Consolidated Financial Statements contained herein. See Item 9A, Controls and Procedures for a discussion of our material weaknesses in internal control over financial reporting as of December 31, 2008. Although we are undertaking steps to address these material weaknesses, the existence of a material weakness is an indication that there is more than a remote likelihood that a material misstatement of our financial statements will not be prevented or detected in the current or any future period. There can be no assurance that we will be able to fully implement our plans and controls, as described in Item 9A, to address these material weaknesses, or that the plans and controls, if implemented, will be successful in fully remediating these material weaknesses. In addition, we may in the future identify further material weaknesses in our internal control over financial reporting that we have not discovered to date.

         We are dependent on others for the development of products. The failure of our collaborations to successfully develop products could harm our business.

        Our business strategy includes entering into agreements with clinical and commercial collaborators and other third parties for the development, clinical evaluation and marketing of new products, including novel molecular tests. Research performed under a collaboration for which we receive or provide funding may not lead to the development of products in the timeframe expected, or at all. If these agreements are terminated earlier than expected, or if third parties do not perform their related obligations properly and on a timely basis, we may not be able to successfully develop new products as planned, or at all.

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

        The development, marketing, sale and performance of healthcare services expose us to the risk of litigation, including professional negligence. Damages assessed in connection with, and the costs of defending, any legal action could be substantial. We currently maintain numerous insurance policies, including a $5.0 million aggregate, $3.0 million per claim, medical professional liability insurance policy, with a deductible of $25 thousand. This policy contains customary exclusions, including exclusions relating to asbestos and biological contaminants. However, we may be faced with litigation claims which exceed our insurance coverage or are not covered under any of our insurance policies. In addition, litigation could have a material adverse effect on our business if it impacts our existing and potential customer relationships, creates adverse public relations, diverts management resources from the operation of the business, or hampers our ability to otherwise conduct our business.

         If we use biological and hazardous materials in a manner that causes injury, we could be liable for damages.

        Our development and clinical pathology activities sometimes involve the controlled use of potentially harmful biological materials, hazardous materials, chemicals, and various radioactive compounds. We cannot completely eliminate the risk of accidental contamination or injury to third parties from the use, storage, handling, or disposal of these materials. We currently maintain numerous casualty policies, including a $1.0 million per occurrence, $2.0 million aggregate general liability policy, a $10.0 million umbrella liability policy and a $5.0 million technology errors and omissions policy. We also have a property special risk policy to cover our contents, equipment and business interruption as well as a $10.0 million policy for the perils of earthquake and flood. These policies have deductibles ranging from $5 thousand to $50 thousand and contain customary exclusions. However, in the event of contamination or injury, we could be held liable for any resulting damages, and any liability could exceed our resources or any applicable insurance coverage we may have. Additionally, we are subject on an ongoing basis to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. The cost of compliance with these laws and regulations is significant and could negatively affect our operations, cash flows, and financial condition if these costs increase substantially.

         Any breakdown in the protection of our licensed proprietary technology, or any determination that our licensed proprietary technology infringes on the rights of others, could materially affect our business.

        Our commercial success will depend in part on our ability to protect and maintain our proprietary technology. We rely primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures, and contractual provisions to protect our proprietary rights. However, obtaining, defending and enforcing intellectual property rights involve complex legal and factual questions. We may not be able to effectively maintain our technologies as unpatented trade secrets or otherwise obtain meaningful protection for our proprietary technology. Moreover, third parties may infringe, design around, or improve upon our proprietary technology or rights.

         If the use of our technologies conflicts with the intellectual property rights of third parties, we may incur substantial liabilities and we may be unable to commercialize products based on these technologies in a profitable manner, if at all.

        Our competitors and other third parties may have or acquire patent rights that they could enforce against us. If they do so, we may be required to alter our technologies, pay licensing fees or cease activities. Additionally, if our technologies conflict with patent rights of others, third parties could bring legal action against us or our licensees, suppliers, customers, or collaborators, claiming damages and seeking to enjoin manufacturing and marketing of the affected products. If these legal actions are successful, in addition to any potential liability for damages, we might have to obtain a royalty or licensing arrangement in order to continue to manufacture or market the affected products. A required license or royalty under the related patent or other intellectual property may not be available on acceptable terms, if at all.

        We may be unaware of issued patents that our technologies infringe upon. Because patent applications can take many years to issue, there may be currently pending applications, unknown to us, that may later result in issued patents upon which our technologies may infringe. There could also be existing patents of which we are unaware upon which our technologies may infringe. In addition, if third parties file patent applications or obtain patents claiming technology also claimed by us in pending applications, we may have to participate in interference proceedings in the United States Patent and Trademark Office to determine priority of invention. If third parties file oppositions in foreign countries, we may also have to participate in opposition proceedings in foreign tribunals to defend filed foreign patent applications. Additionally, we may have to participate in interference proceedings involving our issued patents or our pending applications.

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

        If any of these events occurs, our business, results of operation, cash flows, and financial condition will likely suffer and the market price of our common stock will likely decline.

Risks Related to Regulation of Our Industry

         If we are not able to obtain all of the regulatory approvals and clearances required to conduct clinical trials and/or commercialize our services and underlying diagnostic applications, our business would be significantly harmed.

        The clinical laboratory testing industry is highly regulated. Areas of the regulatory environment that may affect our ability to conduct business include, without limitation:

  •
  Federal and state laws applicable to billing and claims payment and/or regulatory agencies enforcing those laws and regulations;

  •
  Federal and state laboratory anti-mark-up laws;

  •
  Federal and state anti-kickback laws;

  •
  Federal and state false claims laws;

  •
  Federal and state self-referral and financial inducement laws, including the federal physician anti-self-referral law, or the Stark Law;

  •
  Coverage and reimbursement levels by Medicare, Medicaid, other governmental payors and private insurers;

  •
  Restrictions on reimbursements for our services;

  •
  Federal and state laws governing laboratory testing, including CLIA;

  •
  Federal and state laws governing the development, use and distribution of diagnostic medical tests known as "home brews";

  •
  HIPAA;

  •
  Federal and state regulation of privacy, security and electronic transactions;

  •
  State laws regarding prohibitions on the corporate practice of medicine;

  •
  State laws regarding prohibitions on fee-splitting;

  •
  Federal, state and local laws governing the handling and disposal of medical and hazardous waste; and

  •
  Occupational Safety and Health Administration ("OSHA") rules and regulations.

        The above noted laws and regulations are extremely complex and in many instances, there are no significant regulatory or judicial interpretations of such laws and regulations. While we believe that we are currently in material compliance with applicable laws and regulations, a determination that we have violated these laws, or the public announcement that we are being investigated for possible violations of these laws, would adversely affect our business, prospects, results of operations and financial condition. In addition, a significant change in any of these laws may require us to change our business model in order to maintain compliance with these laws, which could reduce our revenue or increase our costs and adversely affect our business, prospects, results of operations, and financial condition.

         We are subject to significant environmental, health and safety regulation.

        We are subject to licensing and regulation under federal, state and local laws and regulations relating to the protection of the environment and human health and safety, including laws and regulations relating to the handling, transportation and disposal of medical specimens, infectious and hazardous waste and radioactive materials, as well as to the safety and health of laboratory employees. In addition, the OSHA has established extensive requirements relating to workplace safety for health care employers, including clinical laboratories, whose workers may be exposed to blood-borne pathogens such as HIV and the hepatitis B virus. These regulations, among other things, require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations, and other measures designed to minimize exposure to, and transmission of, blood-borne pathogens. In addition, the federally-enacted Needlestick Safety and Prevention Act requires, among other things, that we include in our safety programs the evaluation and use of engineering controls such as safety needles if found to be effective at reducing the risk of needlestick injuries in the workplace.

         We are subject to federal and state laws governing the financial relationship among healthcare providers, including Medicare & Medicaid laws, and our failure to comply with these laws could result in significant penalties and other adverse consequences.

        Reimbursement from Medicare accounted for approximately 34.0% of our revenue for the year ended December 31, 2008. The Medicare program is administered by CMS which, like the states that administer their respective state Medicaid programs, imposes extensive and detailed requirements on diagnostic services providers, including, but not limited to, rules that govern how we structure our relationships with physicians, how and when we submit reimbursement claims and how we provide our specialized diagnostic services. Our failure to comply with applicable Medicare, Medicaid and other governmental payor rules could result in our inability to participate in a governmental payor program, our returning of funds already paid to us, civil monetary penalties, criminal penalties and/or limitations on the operational function of our laboratory. If we were unable to receive reimbursement under a governmental payor program, a substantial portion of our revenues would be lost, which would adversely affect our results of operations and financial condition.

         Our business is subject to stringent laws and regulations governing the privacy, security and transmission of medical information, and our failure to comply could subject us to criminal penalties and civil sanctions.

        Governmental laws and regulations affect the privacy, security and transmission of medical information. Such laws and regulations restrict our ability to use or disclose patient identifiable laboratory data, without patient authorization, for purposes other than payment, treatment or healthcare operations (as defined by HIPAA), except for disclosures for various public policy purposes and other permitted purposes outlined in the privacy regulations. The privacy and security regulations provide for significant fines and other penalties for wrongful use or disclosure of PHI, including potential civil and criminal fines and penalties. Although the HIPAA statute and regulations do not expressly provide for a private right of damages, we also could incur damages under state laws to private parties for the wrongful use or disclosure of confidential health information or other private personal information.

         Federal law and the laws of many states generally specify who may practice medicine and limit the scope of relationships between medical practitioners and other parties.

        Because of the unique structure of the relationships between CPS and us, as described in Item 1, "Clarient Pathology Services, Inc.," many aspects of our business operations have not been the subject of state or federal regulatory interpretation. A review of our business by the courts or regulatory authorities could result in a determination that our operations do not comply with applicable law. In addition, the health care regulatory environment may change in a manner that restricts our existing operations or future expansion.

Risks Related to Our Common Stock

         We have never paid cash dividends on our common stock and do not anticipate paying dividends on our common stock, which may cause you to rely on capital appreciation for a return on your investment.

        We currently intend to retain future earnings for use in our business and do not anticipate paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends will also depend on our financial condition, results of operations, capital requirements, and other factors and will be at the discretion of our board of directors. In addition, we are restricted from paying a dividend under our credit facilities without our lenders' consent. Accordingly, one will have to rely on capital appreciation, if any, to earn a return on their investment in our common stock.

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

        Some of our current stockholders hold a substantial number of shares which they are currently able to sell in the public market, or which they will be able to sell under registration statements that may be declared effective by the SEC, and our employees hold options to purchase a significant number of shares and/or have been issued shares of restricted stock that are covered by registration statements on Form S-8. If our common stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock could fall. Safeguard owns a majority of our outstanding common stock and has rights, subject to some conditions, to require us to file registration statements covering shares owned by it and to include its shares in registration statements that we may file for ourselves or other stockholders. Furthermore, if we file a registration statement and include shares held by Safeguard pursuant to the exercise of its registrations rights, the sale of those shares could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.

         We are controlled by a single existing stockholder, whose interests may differ from other stockholders' interests and may adversely affect the trading price of our common stock.

        Safeguard beneficially owns a majority of the outstanding shares of our common stock. As a result, Safeguard will have significant influence in determining the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets. In addition, Safeguard has the ability to elect all of our directors (although Safeguard has agreed that our board of directors will have a majority of directors not specifically designated by Safeguard). Safeguard could dictate the management of our business and affairs. The interests of Safeguard may differ from other stockholders' interests. In addition, this concentration of ownership may delay, prevent, or deter a change in control and could deprive other stockholders of an opportunity to receive a premium for their common stock as part of a sale of our business. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

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

        In addition, Section 203 of the Delaware General Corporation Law limits business combination transactions with 15% stockholders that have not been approved by our board of directors. These provisions and others could make it difficult for a third party to acquire us, or for members of our board of directors to be replaced, even if doing so would be beneficial to our stockholders. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt to replace the current management team. If a change of control or change in management is delayed or prevented, one may lose an opportunity to realize a premium on their shares of common stock or the market price of our common stock could decline.

         If we do not maintain compliance with the listing requirements of the NASDAQ Capital Market, or any other national securities exchange, our common stock could be delisted and such delisting may negatively affect our business and the liquidity and price of our common stock.

        Our common stock is listed on the NASDAQ Capital Market. We are required to satisfy various listing maintenance standards for our common stock to remain listed on the NASDAQ Capital Market. If we fail to meet such standards, our common stock would likely be delisted from the NASDAQ Capital Market and if we are unable to comply with the listing requirements of any other national securities exchange, our common stock would be traded on an over-the-counter market such as the OTC Bulletin Board or the "Pink Sheets." The over-the-counter markets are generally considered to be less efficient markets and having our common stock quoted on an over-the-counter market would seriously impair the liquidity of our common stock and limit our potential to raise future capital through the sale of our common stock, which could materially harm our business, results of operations, cash flows, and financial position.

         Securities analysts may not initiate coverage for our common stock, may cease coverage for our common stock or may issue negative reports, and this may have a negative impact on the market price of our common stock.

        Securities analysts may elect not to provide research coverage of our common stock. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect the market price of our common stock. The trading market for our common stock may be affected in part by the research and reports that industry or financial analysts publish about us or our business. If one or more of the analysts who elect to cover us downgrades our stock, our stock price could decline. If one or more of these analysts ceases coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our headquarters is located in Aliso Viejo, California, where we lease a facility with approximately 78 thousand square feet. This facility adequately accommodates our executive and administrative offices and our diagnostic services laboratory. As of December 31, 2008 we sublet approximately 18 thousand square feet to one subtenant, which was reduced to 14 thousand square feet effective January 1, 2009. The initial ten-year term of our lease commenced on December 1, 2005, and we have an option to extend the lease term for up to two additional five-year periods. The annual base rent was increased to $1.4 million on December 1, 2008. Thereafter, the base rent will be increased 3.0% annually effective on December 1 of each year. We are also responsible for payments of common area operating expenses for the premises. We expect sublease rent to cover, but not exceed, our out of pocket expenses for the subleased space.

Item 3.    Legal Proceedings

        We are not a party to any material pending legal proceedings, the adverse outcome of which, individually or in the aggregate, management believes would have a material adverse affect on our business, financial condition or results of operations. We may be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 4.    Submission of Matters to a Vote of Security Holders

        Not applicable.

Item 4A.    Executive Officers of the Registrant

Name	Age	Position	Executive Officer Since
Ronald A. Andrews	49	Vice Chairman and Chief Executive Officer	2004
Michael J. Pellini, M.D.	43	President and Chief Operating Officer	2007
Raymond J. Land	64	Senior Vice President and Chief Financial Officer	2008
David J. Daly	47	Senior Vice President of Commercial Operations	2005

        Ronald A. Andrews, 49, has been Chief Executive Officer since July 2004. Mr. Andrews was Senior Vice President of Global Marketing and Commercial Business Development at Pleasanton, California-based Roche Molecular Diagnostics from 2002 to 2004. In that role, he developed and led the strategic execution for all diagnostic commercial operations. This included the oversight of five Business Sector Vice Presidents responsible for all aspects of global marketing and business development in the areas of blood screening, virology, women's health, microbiology and automation/emerging diagnostics. Mr. Andrews was also responsible for executive direction of all marketing functions, directed the development of the 10-year Strategic Plan for the organization and completed the reorganization of commercial operations during that period. From 2000 to 2002, Mr. Andrews held two senior executive positions with Indianapolis-based Roche Diagnostics Corporation. As Vice President, U.S. Commercial Operations, Molecular Diagnostics, he directed sales, marketing, technical field support and product development activities and was responsible for United States commercial strategy development for the clinical laboratory market. Prior to that, as Vice President, Marketing, U.S. Commercial Operations, he was responsible for planning and directing all aspects of the Roche U.S. Laboratory Systems Commercial Operations Marketing which included the clinical chemistry, immunochemistry, hematology, near patient testing and molecular markets. From 1995 to 2000, Mr. Andrews was Vice

President of Atlanta-based Immucor, Inc. where he helped lead the transition of that company from a reagent manufacturer to an instrument systems company. Prior to Immucor, he spent almost 10 years in management positions of increasing responsibility at Chicago-based Abbott Diagnostics, culminating in the position of Senior Marketing Manager, Business Unit Operations. Mr. Andrews earned a Bachelor's degree in Biology and Chemistry from Spartanburg, South Carolina-based Wofford College in 1981 and participated extensively in the executive development programs at both Roche and Abbott Labs.

        Michael J. Pellini, M.D., 43, has been Chief Operating Officer since September 2007 and is a member of Clarient's Board of Directors. Prior to joining our parent company, Safeguard Scientifics, Inc. (NYSE: SFE) in 2006, Dr. Pellini was Chief Operating Officer at Lakewood Pathology Associates, Inc., a national anatomical pathology company that provides comprehensive molecular and pathology services tailored toward the outpatient needs of surgical sub-specialists. Prior to that, Dr. Pellini was an Entrepreneur in Residence at BioAdvance, where he was responsible for reviewing and evaluating seed stage investment proposals. From 1999 to 2004, Dr. Pellini served as President and Chief Executive Officer of Genomics Collaborative, Inc., a Boston-based biotech firm that was acquired by SeraCare Life Sciences, Inc. in 2004. Dr. Pellini is a native of the greater Philadelphia region. He trained as a primary care physician in the Thomas Jefferson University Health System. Before attending medical school, he worked in the investment banking industry in both Philadelphia and Sydney, Australia. Dr. Pellini earned a Medical Degree from Jefferson Medical College of Thomas Jefferson University in Philadelphia, a Masters in Business Administration Degree from Drexel University in Philadelphia and a Bachelor's Degree in Economics from Boston College in Massachusetts.

        Raymond J. Land, 64, has been Chief Financial Officer since June 2008 and Corporate Secretary since July 2008. Mr. Land has more than 30 years of financial experience and has had responsibility for accounting, tax, treasury, facilities, investor relations, information management, strategic planning and business development over those years. Prior to joining Clarient, Mr. Land served as Senior Vice President and Chief Financial Officer with its parent company, Safeguard Scientifics, Inc. (NYSE: SFE), a company that provides growth capital to life science and technology companies. Previously, Mr. Land was an Executive Vice President and Chief Financial Officer with Medcenter Solutions, Inc., a global pharmaceutical marketing company that specializes in providing online solutions for physicians, patients and sales representatives. Mr. Land was also the Senior Vice President and Chief Financial Officer of Orchid Bioscience (Nasdaq: ORCH), a DNA laboratory testing service company in 2005 and 2006. From 1997 to 2005, Mr. Land was Vice President and Chief Financial Officer for Genencor International, Inc., a global biotechnology company that went public (Nasdaq: GCOR) during his tenure and was valued at $1.2 billion when it was sold in 2005. Mr. Land's experience also includes serving, from 1991 to 1996, as Senior Vice President and Chief Financial Officer of West Pharmaceutical Services, Inc. (NYSE: WST), a global manufacturer of pharmaceutical packaging and drug delivery products. For the nine years prior, Mr. Land held a number of positions with Campbell Soup Company (NYSE: CPB) including Vice President—Corporate Controller and Vice President—General Manager. Prior to that, Mr. Land was an audit manager with Coopers & Lybrand. Mr. Land received a BBA in Accounting and Finance from Temple University.

        David J. Daly, 47, Senior Vice President of Commercial Operations, joined Clarient in February 2005 as Vice President of Sales. In 2006, Dave took over responsibility for Marketing in addition to Sales. In 2007, Mr. Daly became responsible for all of Clarient's commercial operations. Prior to joining Clarient, Mr. Daly served as Area Marketing Manager for Roche Diagnostics, where he was responsible for the establishment of Molecular Centers of Excellence throughout the western region. Prior to Roche, Mr. Daly spent ten years with Abbott Laboratories, Diagnostic Division. He started his career as a territory sales representative and took on increasing levels of responsibility throughout his tenure. His roles included Worldwide Marketing, where he was responsible for the development and implementation of Abbott's Global lab automation strategy and Sales Management where he served as District Manager for Hematology products. Mr. Daly completed his career at Abbott as Director of U.S. Sales, Animal Health division, where he was responsible for a $50 million annual sales plan and managed a 35 member sales organization. Mr. Daly earned a Master's Degree in Economics from the University of California, Santa Barbara and graduated cum laude with a Bachelor's Degree in Economics from the University of California, Irvine.

  Other Key Personnel

        Kenneth J. Bloom, M.D., 51, has been Clarient's Medical Director since August 2004 and Chief Medical Officer since 2005. Dr. Bloom is the President and shareholder of Clarient Pathology Services, Inc., which is discussed in Item 1. "Clarient Pathology Services, Inc." Dr. Bloom came to Clarient from Irvine, California-based U.S. Labs, where he served as Senior Medical Director since 2002. Prior to that, Dr. Bloom spent more than two decades serving in senior academic, consultative and clinical roles with leading hospitals and healthcare enterprises principally in the specialization of cancer care. Dr. Bloom's academic posts have included over 10 years as Associate Professor of Pathology at Chicago-based Rush Medical College, as well as one year as a visiting Professor in the Department of Computer Science at DePaul University. Over the past 15 years, Dr. Bloom has held more than 10 appointed positions at Chicago-based Rush Presbyterian—St. Luke's Medical Center, one of the leading cancer research hospitals in the United States. Those positions included Director of Laboratory Operations, Director of Immunohistochemistry, and Director of the Breast Service in the Department of Pathology, Consultant to the Rush Breast Cancer Center, and Director of Information Services for the Rush Cancer Institute. Dr. Bloom has, for more than three decades, been a prolific researcher and lecturer in the fields of pathology and, specifically, cancer related topics. During his tenure at Rush, his published studies validating the benefits of ACIS® (Automated Cellular Imaging System) image analysis for HER2 evaluation were instrumental in gaining broad acceptance for the Clarient technology. He has been a member of the College of American Pathologists (CAP) since 1987 and currently serves as a member of the Immunohistochemistry and Technology Assessment Committees for that organization. In addition to the other roles mentioned above, Dr. Bloom has served the industry off and on for the past 20 years in both advisory and operational roles. Those appointments include Board of Directors seats, consulting roles and executive posts including executive level positions at both diagnostics technology and information technology firms.

        Todd S. Barry, M.D., 46, joined Clarient in September 2008 as its Medical Director. Previously, Dr. Barry was employed by PhenoPath Laboratories, in Seattle, WA, for six years, where he served as the Director of Molecular and Hematopathology. During his tenure in the northwest, Dr. Barry gained extensive experience in the use of morphologic, immunophenotypic, and molecular tools used in the diagnosis and prognosis of hematologic and non-hematologic malignancies. Dr. Barry's expertise includes: immunohistochemistry, molecular diagnostic testing, flow cytometry, leukemias, lymphomas, cutaneous lymphoid disorders, breast pathology, and prognostic and predictive breast cancer biomarkers. Dr. Barry has lectured on these topics in numerous courses for the USCAP, ASCP, CAP, as well as, state and international pathologic societies. Dr. Barry received his M.D. and Ph.D. in Immunology from Duke University in Durham, NC, under the direct supervision of Dr. Barton Haynes (Hanes Professor of Medicine) in 1995. Dr. Barry then completed his residency training in Anatomic and Clinical Pathology at the University of Washington Medical Center in Seattle, WA in 1999. Following his residency training, Dr. Barry finished a one year Surgical Pathology/ Immunohistochemistry Fellowship at the University of Washington Medical Center. Additionally, Dr. Barry completed two more years of Hematopathology Fellowship training at the National Cancer Institute within the National Institutes of Health in Bethesda, Maryland.

PART II

Item 5.    Market For Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

        Our common stock trades on the NASDAQ Capital Market under the symbol "CLRT". The table below sets forth the high and low sales prices of our common stock for the periods indicated:

	High	Low
2008
First Quarter	$2.43	$1.34
Second Quarter	2.19	1.35
Third Quarter	2.31	1.69
Fourth Quarter	1.77	0.86
2007
First Quarter	$2.21	$1.30
Second Quarter	2.51	1.95
Third Quarter	2.18	1.76
Fourth Quarter	2.35	1.91

        As of March 10, 2009 we had outstanding 77,049,286 shares of common stock held by approximately 9,300 stockholders including beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

        We have not paid cash dividends during the two most recent years and do not intend on paying cash dividends in the foreseeable future. The declaration and payment of dividends is restricted by covenants in our credit facilities with Comerica, Gemino, and Safeguard. We expect the restriction on dividends will remain during the term of these credit facilities. We expect to utilize any future earnings to finance our operations. The actual amount of any dividends that may be paid in the future will be subject to the discretion of our board of directors and will depend on our operations, financial and business requirements and other factors.

        Item 12 provides information as of December 31, 2008 with respect to all of our compensation plans, agreements and arrangements under which our equity securities were authorized for issuance. Additionally, more detailed information with respect to our stock-based compensation is included in Note 12 to the Consolidated Financial Statements.

        The following chart compares the yearly percentage change in the cumulative total stockholder return on Clarient common stock for the period from December 31, 2003 through December 31, 2008, with the cumulative total return on the Nasdaq Composite Index and the peer group index for the same period. The peer group consists of SIC Code 8071 Services—Medical Laboratories. The comparison assumes that $100 was invested on December 31, 2003 in our common stock at the then closing price of $3.19 per share and in each of the comparison indices and assumes reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Clarient, Inc., The NASDAQ Composite Index
And Peer Group - SIC Code 8071

*
$100 invested on 12/31/03 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.

Item 6.    Selected Financial Data

        The following table presents selected financial data for the last five years of the operation of our business and has been adjusted for the effects of discontinued operations and classification adjustments as discussed in Note 4 and Note 6 to the Consolidated Financial Statements. The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.

	Years Ended December 31,
	2008	2007	2006	2005(a)	2004(a)
Consolidated Statement of Operations Data:
Revenue	$73,736	$42,995	$27,723	$11,439	$2,238
Cost of services	32,936	26,807	19,777	10,948	5,726
Operating expenses	42,290	27,985	20,563	16,118	13,278
Other expense, net	8,149	2,349	920	212	108

Loss from continuing operations before income taxes	(9,639)	(14,146)	(13,537)	(15,839)	(16,874)
Income taxes	(6)	(23)	(24)	—	(2)
Income (loss) from discontinued operations	—	5,412	(2,574)	1,037	(2,724)

Net loss	$(9,645)	$(8,757)	$(16,135)	$(14,802)	$(19,600)

Basic and diluted net loss per common share:
Loss from continuing operations	$(0.13)	$(0.20)	$(0.20)	$(0.29)	$(0.33)
Income (loss) from discontinued operations, net of tax	—	0.08	(0.04)	0.02	(0.05)
Net loss	$(0.13)	$(0.12)	$(0.24)	$(0.27)	$(0.38)

	As of December 31,
	2008	2007	2006	2005	2004
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,838	$1,516	$448	$9,333	$10,045
Accounts receivable, net	20,315	12,020	9,165	4,786	2,660
Assets of discontinued operations	—	—	6,349	2,443	1,772
Total assets	35,509	26,618	27,344	25,249	20,157
Current liabilities of discontinued operations	—	—	1,327	1,223	—
Total current liabilities	35,934	26,402	14,246	8,958	5,883
Capital lease obligations	345	906	7,439	2,073	2,386
Deferred rent and other-non current liabilities	3,970	4,099	3,651	1,756	—
Non-current liabilities of discontinued operations	—	—	1,057	—	—
Accumulated deficit	(154,822)	(145,177)	(136,420)	(120,285)	(105,483)
Total stockholders' (deficit) equity	(4,740)	(4,789)	951	12,462	11,888

(a)
As discussed in Note 6 to the Consolidated Financial Statements, the Company determined that it had previously misclassified certain expenses. The following table summarizes the annual effects of the adjustments in 2005 and 2004 (in thousands):

	Year Ended December 31, 2005		Year Ended December 31, 2004
	Previously Reported	As Adjusted	Previously Reported	As Adjusted
Consolidated Statements of Operations:
Cost of services	$8,789	$10,948	$3,813	$5,726
Gross profit	2,650	491	(1,575)	(3,488)
Operating expenses (formerly selling, general and administrative expenses)	18,277	16,118	15,191	13,278

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

Overview and Outlook

        We are an advanced oncology diagnostics services company. Our mission is to combine innovative technologies, meaningful test results, and world-class expertise to improve the lives of those affected by cancer by bringing clarity to a complex disease. Our vision is to be the leader in cancer diagnostics by dedicating ourselves to collaborative relationships with the health care community as we translate cancer discovery and information into better patient care. We were founded and organized in 1993 and are headquartered in Aliso Viejo, California.

        Our focus is on identifying high-quality opportunities to increase our profitability and differentiate our service offerings in this highly competitive market. An important aspect of our strategy is to develop high-value, revenue generating opportunities by connecting our medical expertise and our intellectual property with our strong commercial team to commercialize novel diagnostic tests (also referred to as "novel markers" or "biomarkers"). Novel diagnostic tests detect characteristics of an individual's tumor or disease that, once identified and qualified, allow for more accurate prognosis, diagnosis and treatment. In addition, we are working to identify specific partners and technologies where we can assist in the commercialization of third-party novel diagnostic tests. We believe that broader discovery and use of novel diagnostic tests will clarify and simplify decisions for healthcare providers and the biopharmaceutical industry. The growing demand for personalized medicine has generated a need for these novel diagnostic tests, creating a new market for such novel diagnostic tests, widely expected to reach $1.0 billion by 2012, based upon industry analyst data and management's internal estimates.

        In 2009, we will continue to focus on four primary areas:

  •
  Maintain financial discipline as we move closer towards profitability;

  •
  Leverage our commercial channel to launch new tests and maintain our revenue growth trajectory;

  •
  Expand our commercial efforts to reach new customers while increasing the breadth and depth of services we provide to our existing customers; and

  •
  Invest in high-value expansion opportunities that increase shareholder value.

Characteristics of our Revenue and Expenses

        Revenue.    Revenue is derived from billing governmental and private health insurers, clients, and patients for the oncology diagnostic services that we provide. Our billing to such payors is discussed in Item 1, "Billing". Bad debt expense is recorded as an operating expense and is a key component of our overall operating performance.

        Cost of Services.    Cost of services includes compensation (including stock-based compensation) and benefits of: laboratory personnel, laboratory support personnel, and pathology personnel. It also includes depreciation of laboratory equipment, costs of laboratory supplies, allocated facilities-related expenses, and certain direct costs such as shipping. See Note 6 to the Consolidated Financial

Statements for a discussion of certain current and prior year adjustments of expense classifications between cost of services and operating expenses.

        Sales and Marketing.    Sales and marketing expenses primarily consist of the compensation and benefits of our sales force. It also includes costs attributable to marketing our services to community pathology practices, hospitals, and clinics. Our sales process is designed to understand our customers' needs and to develop appropriate solutions from our range of laboratory service options.

        General and Administrative.    General and administrative expenses primarily consist of the compensation (including stock-based compensation) and benefits for personnel that support our operations such as: information systems, executive management, billing and collection, client services, financial accounting, purchasing, administrative, and human resources. It also includes allocated facilities-related expenses, insurance, recruiting, legal, auditing, and other professional services.

        Bad Debt.    Bad debt consists of estimated uncollectible accounts, or portions thereof, recorded during the period. The process for estimating the allowance for doubtful accounts associated with our diagnostic services involves significant assumptions and judgments. The allowance for doubtful accounts is adjusted periodically, based upon an evaluation of historical collection experience and other relevant factors.

        Research and Development.    Research and development expenses consist of compensation and benefits for research and development personnel, laboratory supplies, certain information technology personnel, consultants, and allocated facility-related costs. Our research and development activities primarily relate to the development and validation of diagnostic tests in connection with our specialized oncology diagnostic services, as well as the development of technology to electronically deliver such services to our clients.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods presented.

        Management believes that the following estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management's most difficult, subjective, or complex judgments, resulting from the need to make estimates that are inherently uncertain.

  Revenue Recognition

        Revenue for our diagnostic testing and interpretive services is recognized at the time of completion of such services. Our services are billed to various payors, including Medicare, health insurance companies, and other directly billed healthcare institutions, and patients. We report revenue from contracted payors, including certain health insurance companies and healthcare institutions, based on the contracted rate or in certain instances, our estimate of such rate. For billing to Medicare, we utilize the published fee schedules, net of standard discounts (commonly referred to as "contractual allowances"). We report revenue from non-contracted payors, including certain insurance companies and patients, based on the amount expected to be collected for services provided. Adjustments resulting from actual collections compared to our aforementioned estimates are recognized in the period realized.

  Allowance for Doubtful Accounts and Bad Debt Expense

        An allowance for doubtful accounts is recorded for estimated uncollectible amounts due from various payor groups such as Medicare and private health insurance companies. The process for estimating the allowance for doubtful accounts associated with our diagnostic services involves significant assumptions and judgments. Specifically, the allowance for doubtful accounts is adjusted periodically, and is principally based upon an evaluation of historical collection experience. We also review the age of receivables by payor class to assess our allowance at each period end. The payment realization cycle for certain governmental and managed care payors can be lengthy, involving denial, appeal and adjudication processes, and is subject to periodic adjustments that may be significant. Accounts receivable are periodically written off when identified as uncollectible and deducted from the allowance for doubtful accounts after appropriate collection efforts have been exhausted. Additions to the allowance for doubtful accounts are charged to bad debt expense in the Consolidated Statements of Operations.

        The Company's gross accounts receivable by payor class as a percentage of total gross accounts receivable at December 31, 2008 and 2007 is as follows:

	2008	2007
Governmental	27%	19%
Private health insurers	40%	40%
Clients (pathologists, hospitals, clinics)	17%	16%
Patients	16%	25%

        Collection of governmental, private health insurer, and client receivables are generally a function of providing complete and correct billing information to the insurers and clients within the various filing deadlines. Collection of receivables due from patients and clients is generally subject to increased credit risk due to credit worthiness or inability to pay.

  Stock-Based Compensation

        We record compensation expense related to stock-based awards, including stock options and restricted stock, based on the fair value of the award using the Black-Scholes option-pricing model. Stock-based compensation expense recognized during the period is based on the value of the portion of the stock-based awards that are ultimately expected to vest and thus the gross expense is reduced for estimated forfeitures. We recognize stock-based compensation expense over the vesting period using the straight-line method for employees and ratably for non-employees. We classify compensation expense related to these awards in the Consolidated Statements of Operations based on the department to which the recipient reports.

Results of Operations

        The following table presents our results of continuing operations and the percentage of the years' revenue (in thousands):

	2008		2007		2006
Revenue	$73,736	100.0%	$42,995	100.0%	$27,723	100.0%
Cost of services	32,936	44.7%	26,807	62.3%	19,777	71.3%

Gross profit	40,800	55.3%	16,188	37.7%	7,946	28.7%
Operating expenses:
Sales and marketing	10,941	14.8%	8,630	20.1%	7,708	27.8%
General and administrative	18,729	25.4%	15,278	35.5%	12,025	43.4%
Bad debt	12,199	16.5%	3,558	8.3%	549	2.0%
Research and development	421	0.6%	519	1.2%	281	1.0%

Total operating expenses	42,290	57.4%	27,985	65.1%	20,563	74.2%

Loss from operations	(1,490)	(2.0)%	(11,797)	(27.4)%	(12,617)	(45.5)%
Other expense, net	8,149	11.1%	2,349	5.5%	920	3.3%
Income tax expense	6	—	23	—	24	—

Loss from continuing operations	$(9,645)	(13.1)%	$(14,169)	(33.0)%	$(13,561)	(48.9)%

        See Note 6 to the Consolidated Financial Statements for a discussion of certain current and prior year adjustment of expense classifications between cost of services and operating expenses.

Year Ended December 31, 2008 versus December 31, 2007

Revenue

        Revenue of $73.7 million for the year ended December 31, 2008 increased 71.5% or $30.7 million from $43.0 million in the prior year. Our increased revenue resulted from increased volume and a favorable mix of oncology diagnostic services provided to our existing clients, as well as our additions of new clients. Our client base increased to approximately 900 active clients at December 31, 2008 from approximately 675 active clients at December 31, 2007.

        During the first quarter of 2008, we expanded the breadth of our diagnostic services to include cancer markers for tumors of the colon, prostate, and lung. We expect to steadily increase our menu of oncology diagnostic services to include markers for additional tumor types and to deepen our market penetration for the diagnostic services that we currently provide. A number of recently published clinical findings have promoted the use of certain biomarkers to predict patient response to a class of colorectal cancer drugs that are focused on blocking the epidermal growth factor receptor ("EGFR") signaling pathway. Our tests such as K-ras (a newly emerging biomarker) to outline alterations in the EGFR pathway are therefore becoming a more recognized tool in the medical community for predicting an individual's response to drug therapies for colorectal cancers.

        We have also steadily increased the depth of our diagnostic services for certain cancer types that we have previously provided, including lymphoma/leukemia. Our expanding capabilities in IHC, flow cytometry, FISH, and molecular/PCR, and our marketing of such capabilities, have enabled our revenue growth in the year ended December 31, 2008 as compared to the prior year. We anticipate that our revenue will continue to increase as we further execute our operational strategy of expanding the breadth and depth of our cancer diagnostic services, and the means by which our services are marketed and delivered to our customers.

        Another contributor to our revenue growth has been an overall increase in Medicare reimbursement rates which include cancer diagnostic services, effective January 1, 2008. In addition, many of our third-party contract rates are based upon Medicare rates, which consequently, also increased. In July 2008, the Medicare rate increase for Technical CPT codes under the Physician Fee Schedule that retroactively took effect as of January 1, 2008 was extended eighteen months through December 31, 2009. See "Billing" section above for a summarized chart of Medicare reimbursement rates under the Physician Fee Schedule for the most common CPT codes used in our laboratory services in 2008 and 2007. Effective January 1, 2009, numerous other CPT codes under the Physician Fee Schedule and Clinical Fee Schedule for services we perform generally increased through December 31, 2009.

Cost of Services and Gross Margin

        Cost of services for the year ended December 31, 2008 was $32.9 million compared to $26.8 million in the prior year, an increase of $6.1 million or 22.9%. The $6.1 million increase was driven by an overall increase in revenue, and was primarily related to: additional laboratory personnel costs of $2.1 million, increased laboratory reagents and other supplies expense of $1.4 million, increased allocated facilities expense of $0.4 million, increased cost of tests performed on our behalf by other laboratories of $1.7 million, and an increase in shipping expense of $1.2 million.

        Gross margin for the year ended December 31, 2008 was 55.3% compared to 37.7% in the prior year. The increase in gross margin was primarily driven by an overall increase in revenue including higher value oncology diagnostic services. In addition, employee productivity continues to improve based on metrics of specimens prepared and tested by month per full time equivalent (FTE) employee. We have also realized greater economies of scale in operations through our business growth as compared to the prior year. Gross margin, however, does not include the bad debt expense that impacts our overall results. See discussion below.

        We anticipate that gross margins will improve as our testing volume increases, we more effectively utilize our operating capacity, and we more efficiently manage our operations. If the adjusted Medicare reimbursement rates (effective January 1, 2009) are decreased after December 31, 2009, gross margins could be adversely affected.

Operating and Other Expenses

        Sales and marketing.    Sales and marketing expenses of $10.9 million for the year ended December 31, 2008 increased 26.8%, or $2.3 million, from $8.6 million for the prior year. The increase was primarily related to additional sales and marketing personnel costs of $1.7 million which included increased sales commission expense of $0.6 million, a $0.3 million increase in travel-related expenses, and increased tradeshow, advertising, and consulting fees of $0.2 million.

        General and administrative.    General and administrative expenses of $18.7 million for the year ended December 31, 2008 represents a $3.5 million or 22.6% increase over the prior year of $15.3 million. As a percent of revenue, however, general and administrative expenses declined from 35.5% of revenue in 2007 to 25.4% of revenue in 2008. The $3.5 million increase is primarily related to additional personnel costs of $2.6 million to support our business growth and to establish an in-house billing and collection department, plus severance expenses of approximately $0.3 million, partially offset by a $1.0 million decrease in third-party billing and collection fees. As compared to the prior year, accounting and legal fees increased by $0.8 million and $0.6 million, respectively. The increase in accounting fees was primarily associated with the testing of internal controls over financial reporting. The increase in legal fees was primarily associated with SEC compliance, corporate governance, financing arrangements, and executive compensation.

        Bad debt.    Bad debt expense of $12.2 million for the year ended December 31, 2008 increased 242.9% or $8.6 million from $3.6 million for the prior year. We recorded bad debt expense at a rate of approximately 16.5% and 8.3% of revenue for 2008 and 2007, respectively. The increase in bad debt expense is primarily related to our 71.5% increase in revenue as compared to the prior year and the impact on cash collections due to delays in our internal billing and collection efforts. Bad debt expense was also impacted by higher loss experience, including significant uncollectible accounts identified during the second half of 2008 which were previously serviced by our former third-party billing and collection service provider. We expect that bad debt expense as a percentage of revenue in 2009 will be less as compared to 2008 as we further staff our in-house billing and collection department, more effectively manage our billing and collection function, and improve the overall quality of our billing and collection processes.

        Research and development.    Research and development expense of $0.4 million for the year ended December 31, 2008 decreased 18.9% or $0.1 million from $0.5 million for the prior year. Research and development expenses include compensation and benefits for research and development personnel, laboratory supplies, certain information technology personnel, consultants, and allocated facility-related costs. Our research and development activities primarily relate to the development and validation of diagnostic tests in connection with our specialized oncology diagnostic services, as well as the development of technology to electronically deliver such services to our clients.

        Loss from operations.    Loss from operations was $1.5 million and $11.8 million for years ended December 31, 2008 and 2007, respectively. The $10.3 million decrease in loss from operations was principally due to our $30.7 revenue increase, partially offset by the various items which served to increase cost of services by $6.1 million and operating expenses by $14.3 million.

        Other expense, net.    Other expense, net, was $8.1 million and $2.3 million for the years ended December 31, 2008 and 2007, respectively. Other expense primarily consists of interest expense, including the amortization of the fair value of issued common stock warrants in connection with borrowings under our credit facility with Safeguard (See Note 8 to the Consolidated Financial Statements) and certain other lenders. The increase in interest expense is primarily related to higher average outstanding short-term borrowings in the current year to support our growing operations and the recognition, through interest expense, of the fair value of common stock warrants issued to Safeguard in March 2008 through November 2008 in connection with the New Mezzanine Facility, as discussed in Note 8 to the Consolidated Financial Statements. We recognized $5.4 million and $0.1 million of interest expense related to the value of such common stock warrants in the years ended December 31, 2008 and 2007, respectively.

Year Ended December 31, 2007 versus December 31, 2006

Revenue

        Revenue increased 55.1% or $15.3 million from $27.7 million for the year ended December 31, 2006 to $43.0 million for the year ended December 31, 2007. The increase resulted from the execution of our marketing and sales strategy which resulted in increased sales to new and existing customers.

Cost of Services and Gross Margin

        Cost of services for the year ended December 31, 2007 was $26.8 million compared to $19.8 million for the year ended December 31, 2006, an increase of $7.0 million or 35.5%, driven by a 55.1% increase in revenue. Gross margin was 37.7% in 2007 compared to 28.7% in 2006. The increase in gross margin in 2007 was attributable to the significant increase in revenue and a shift to more profitable types of diagnostic services.

Operating and Other Expenses

        Sales and marketing.    Sales and marketing expenses for the year ended December 31, 2007 were $8.6 million compared to $7.7 million in the prior year, an increase of 12.0%. The increase was primarily attributable to an $0.8 million increase in sales commissions resulting from the 55.1% increase in revenue.

        General and administrative.    General and administrative expenses for the year ended December 31, 2007 of $15.3 million represents a $3.3 million, or a 27.1%, increase over the prior year. Major components of the $3.3 million increase include $1.5 million related to personnel expenses (including $0.3 million of stock-based compensation), $0.9 million of non-capitalizable information technology expenses, $0.4 million of depreciation expense, $0.1 million of facilities maintenance, and operating lease expense of $0.1 million.

        Bad debt.    Bad debt expense of $3.6 million for the year ended December 31, 2007 increased 548.1% or $3.0 million from $0.5 million in the prior year. We recorded bad debt expense at a rate of approximately 8.3% and 2.0% of revenue for 2007 and 2006, respectively. The increase in bad debt expense was primarily related to certain uncollectible accounts identified during the year which affected our periodic calculation of bad debt expense. We record bad debt expense as a percent of revenue and our revenue increased 55.1% as compared to the prior year.

        Research and development.    Research and development expense of $0.5 million for the year ended December 31, 2007 increased 84.7% or $0.2 million from $0.3 million for the prior year. Research and development expenses primarily represent the personnel costs, material costs, consulting costs, and allocated overhead in our efforts to develop and validate assays for the purpose of expanding our specialized oncology diagnostic services and the development of technology to electronically deliver such services to our clients.

        Loss from operations.    Loss from operations was $11.8 million and $12.6 million for years ended December 31, 2007 and 2006, respectively. The $0.8 million decrease in loss from operations was principally due to our $15.3 revenue increase, partially offset by the various items which served to increase cost of services by $7.0 million and operating expenses by $7.4 million.

        Other expense, net.    Other expense, net, was $2.3 million and $0.9 million for the years ended December 31, 2007 and 2006, respectively. Other expense primarily consists of interest expense in connection with borrowings under our credit facility with Safeguard and certain other lenders. The increase in interest expense is primarily related to higher average outstanding short-term borrowings in 2007 to support our operations.

Liquidity and Capital Resources

  Cash and Cash Equivalents

        At December 31, 2008 we had approximately $1.8 million of cash and cash equivalents.

  Working Capital Deficiency

        At December 31, 2008 we had a working capital deficiency (total current assets minus total current liabilities) of $12.5 million.

  Operating Activities

        Cash used in operating activities was $4.5 million for the year ended December 31, 2008, which was an improvement of $7.0 million as compared to the prior year. Our net loss of $9.6 million was the primary factor in our cash used from operating activities. Our revenue increased 71.5% as compared to the prior year, though as further discussed below, our cash collections have not kept pace with our significant revenue growth. Our net accounts receivable at December 31, 2008 increased $8.3 million, or 69.0% from December 31, 2007. We continue to expand our oncology diagnostic services volume and we have incurred additional personnel, administrative, and overhead costs in 2008 as compared to the prior year. We also established an in-house billing and collection department which began operations on June 1, 2008. As our revenue increases, and as we improve the effectiveness of our in-house billing and collection department, which we believe will allow us to more effectively manage our billing and collection function, and improve the overall quality of our billing and collection processes, we expect that our days sales outstanding will decrease, resulting in an improvement in cash flows from operating activities in 2009 as compared to 2008.

  Investing Activities

        Cash used in investing activities for the year ended December 31, 2008 of $3.5 million consisted of capital expenditures related primarily to purchases of new laboratory equipment and information technology system enhancements. The $9.8 million decrease in cash provided by investing activities as compared to the prior year was primarily due to the $10.3 million in proceeds from the 2007 sale of our former Technology Business, discussed in Note 4 to the Consolidated Financial Statements.

  Financing Activities

        Net cash provided by financing activities for the year ended December 31, 2008 was $8.4 million which was utilized to support our working capital needs. The $2.0 million increase in cash provided by financing activities between the years ended December 31, 2008 and 2007 was primarily attributable to a net increase in borrowings of $8.1 million under our New Mezzanine Facility, discussed in Note 8 to the Consolidated Financial Statements, partially offset by a net reduction of $6.0 million in borrowings under our revolving credit facilities.

  Lease Arrangements—Aliso Viejo Facility

        In July 2005, we signed a ten-year lease for our facility in Aliso Viejo, California, which began on December 1, 2005. The lease provides us with two five-year renewal options. During the first quarter of 2007, we entered into sublease agreements with two tenants. In the second quarter of 2008, one of our sublease tenants filed for protection under Chapter 11 of the U.S. Bankruptcy Code and defaulted on its lease with us. We do not believe that the loss of the total undiscounted payments due to us of approximately $1.3 million will significantly impact our liquidity position. We do not plan on securing a new sublease tenant and we are in the process of augmenting the additional space to expand laboratory capacity and administrative offices, including offices for our new in-house billing and collection department.

Credit Arrangements

        The following table summarizes outstanding balances under our credit arrangements (excluding capital lease obligations and unamortized discount on the New Mezzanine Facility) and our remaining credit availability under such arrangements as of December 31, 2008 (in thousands):

	Outstanding December 31, 2008		Credit Availability December 31, 2008	Earliest Stated Maturity Date, as Amended in February 2009 (Note 8 to the Consolidated Financial Statements)
Comerica Facility	$9,000	*	$—	March 30, 2010
New Mezzanine Facility	13,366		7,634	April 1, 2010
Gemino Facility	5,104		—	January 31, 2010

	$27,470		$7,634

*
Excludes $2.3 million standby letter of credit issued to the landlord of our Aliso Viejo, California headquarters and laboratory.

        In February 2009, we amended our Comerica Facility, Gemino Facility, and New Mezzanine Facility, resulting in an extension of the maturity dates for each. Our maximum availability increased from $21.0 million to $30.0 million under the restated New Mezzanine Facility. Our maximum availability increased from $11.3 million to $12.0 million under the Comerica Facility, as amended. Our financial covenants under the amended Comerica Facility and amended Gemino Facility were modified. See Notes 8 and 16 to the Consolidated Financial Statements.

  In-House Billing and Collection

        On June 1, 2008 our billing and collection department began operations, utilizing licensed billing and collection software. During the fourth quarter of 2008 we ceased utilizing the services of our former billing and collection service provider. The level of cash collections in 2008 by our billing and collection department have not increased at the same rate as our revenue has increased. We did not have adequate internal resources to address the unanticipated issues that arose in the implementation of our internal billing and collection department. Consequently, our collection efforts under our new in-house billing system were negatively impacted. In addition, the change in our Medicare administrative contractor during the fourth quarter of 2008 delayed the timing of our cash collections. Due to the aforementioned, our cash flow from operating activities in 2008 was adversely affected. In 2009, we plan to make attempts to improve the overall quality of our billing and collection processes and more effectively manage our billing and collection function. If our expectations are not realized, we could fail to meet the financial covenants contained in our credit facilities (See Note 8 to the Consolidated Financial Statements) and be in default of such facilities. In addition, we rely on cash collections to support our general working capital needs. It is therefore critical that we are able to improve the effectiveness of our billing and collection department in 2009.

  Going Concern

        Our credit facilities with Gemino, Comerica, and Safeguard, contain certain covenants which require our compliance. In order for us to comply with the financial covenants contained within our credit facilities with Gemino and Comerica, as amended in January and February 2009 (see Notes 8 and 16 to the Consolidated Financial Statements), our results of operations and level of cash collections in 2009 and beyond must exceed our 2008 results, and such outcome is uncertain.

        Failure to maintain compliance with the financial and/or certain other covenants contained within our credit facilities would constitute an event of default under the respective credit facility and by agreement, would result in a cross-default under the other credit facilities. If we were not able to obtain a waiver of default from our lenders, our borrowings under the respective credit facilities would immediately become due and payable, and we would not have the ability to repay borrowings under our credit facilities at such time. There can be no assurance that we would be able to obtain waivers from our existing lenders or fully access our existing financing sources in the event of default.

        In addition, our credit facilities, as amended in February 2009 (See Note 8 to the Consolidated Financial Statements), with Comerica, Safeguard, and Gemino contain material adverse change ("MAC") clauses. If we encountered difficulties that would qualify as a MAC in our (i) operations, (ii) condition (financial or otherwise), or (iii) ability to repay amounts outstanding under our facilities, our credit agreements could be cancelled. Gemino, Comerica, and Safeguard could then elect to declare the indebtedness under the applicable facility, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing such indebtedness.

        At December 31, 2008, we had a working capital deficiency of $12.5 million and did not have sufficient cash availability to repay our credit facilities coming due in the first quarter of 2010, or amounts that would be due earlier than maturity if we are unable to remain in compliance with the covenants contained within our credit facilities (See Notes 8 and 16 to the Consolidated Financial Statements). In addition, we have incurred recurring losses and negative cash flows from operations. We are therefore currently in the process of evaluating certain financing alternatives for our current credit arrangements. Due to our financial condition and the ongoing turmoil in the financial and credit markets, our ability to obtain extensions to our existing credit facilities, or to obtain new credit facilities, may be adversely affected. There can be no assurance that we will be able to obtain financing on terms that are favorable to us and our stockholders, or obtain additional and/or extended financing at all. If we were not able to obtain financing on favorable terms or at all, we would curtail expenses, halt capital expenditures, and consider staff furloughs.

        For the reasons above, there is a substantial doubt about our ability to continue as a going concern. Our financial statements continue to be prepared on a going-concern basis, which assumes that we will have sufficient resources to pay our obligations as they become due during the next twelve months and do not reflect adjustments that might result if we were not to continue as a going concern.

Contractual Obligations

        The following table summarizes our contractual obligations and commercial commitments at December 31, 2008, including our facility lease and borrowings on equipment subject to capital leases. Our credit facilities with Gemino, Comerica, and Safeguard were amended in January and February 2009 (See Notes 8 and 16 to the Consolidated Financial Statements), which resulted in an extended maturity date for each credit facility. The below table excludes scheduled sublease receipts, any remaining amounts necessary to complete our leasehold improvements, and also excludes a $2.3 million standby letter of credit provided to the landlord under the lease agreement, expiring December 2015, for our facility in Aliso Viejo, California.

	Payment due by period at December 31, 2008
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(in thousands)
Comerica Facility	$9,000	$9,000	$—	$—	$—
New Mezzanine Facility	13,366	13,366	—	—	—
Gemino Facility	5,104	5,104	—	—	—
Capital lease obligations	608	263	345	—	—
Operating leases	11,062	1,524	3,143	3,212	3,183

Total	$39,140	$29,257	$3,488	$3,212	$3,183

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements that provide financing, liquidity, market or credit risk support or involve leasing, hedging or research and development services for our business or other similar arrangements that may expose us to liability that is not expressly reflected in the consolidated financial statements, except for operating leases.

        As of December 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, except our relationship with CPS, described in Note 1 to the Consolidated Financial Statements. As such, we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

        Several new accounting standards have been issued and adopted recently. None of these standards had a material impact on our financial position, results of operations, or liquidity. See Note 3 to the Consolidated Financial Statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Our cash and cash equivalents are not subject to significant interest rate risk due to the short term maturities of these investments. As of December 31, 2008 the carrying value of our cash and cash equivalents approximates fair value.

        We had $14.1 million of variable interest rate debt outstanding at December 31, 2008. The variable interest rates we pay on this debt may expose us to market risk due to changes in interest rates. The Comerica Facility bore interest at either the Comerica prime rate minus 0.5%, or the 30-day London Interbank Offered Rate ("LIBOR") plus 2.45%. The Gemino Facility bore interest at the 30-day LIBOR plus 5.25%. The New Mezzanine Facility bore interest at a fixed annual rate of 12.0% through June 30, 2008 and bore interest at a fixed annual rate of 13.0% from July 1, 2008 through December 31, 2008. The interest rate on the New Mezzanine Facility is fixed and is therefore not impacted by changes in interest rates. A 10% increase in the applicable interest rate on our variable interest rate credit facilities would have negatively impacted our pre-tax results of operations and cash flows for the year ended December 31, 2008 by approximately $1.1 million. See Notes 8 and 16 to the Consolidated Financial Statements for a summary of changes in our credit facilities in 2009, including interest rate adjustments, as a result of credit facility amendments consummated in February 2009.

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

        We have audited the accompanying consolidated balance sheets of Clarient, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' (deficit) equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clarient, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations and has working capital and net capital deficiencies. In addition, it is not probable that the Company can remain in compliance with the restrictive financial covenants in its bank credit facilities. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for uncertainties in income taxes in 2007.

/s/ KPMG LLP

Costa Mesa, California
March 19, 2009

CLARIENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$1,838	$1,516
Accounts receivable, net of allowance for doubtful accounts of $8,045 and $3,370 at December 31, 2008 and 2007, respectively	20,315	12,020
Inventories	648	740
Prepaid expenses and other current assets	653	1,006

Total current assets	23,454	15,282
Property and equipment, net	11,911	10,997
Other assets	144	339

Total assets	$35,509	$26,618

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Revolving lines of credit	$14,104	$13,997
Related party line of credit, net of discount	11,461	1,737
Accounts payable	3,783	2,915
Accrued payroll	3,760	1,916
Accrued expenses	2,563	4,327
Current maturities of capital lease obligations	263	1,510

Total current liabilities	35,934	26,402
Long-term capital lease obligations	345	906
Deferred rent and other non-current liabilities	3,970	4,099
Commitments and contingencies (Note 10)
Subsequent events (Notes 8 and 16)
Stockholders' deficit:
Common stock $0.01 par value, authorized 150,000,000 shares, issued and outstanding 76,994,620 and 72,066,783 shares at December 31, 2008 and 2007, respectively	770	721
Preferred stock $0.01 par value, authorized 8,000,000 shares, issued and outstanding -0- shares at December 31, 2008 and 2007, respectively	—	—
Additional paid-in capital	149,403	139,758
Accumulated deficit	(154,822)	(145,177)
Accumulated other comprehensive loss	(91)	(91)

Total stockholders' deficit	(4,740)	(4,789)

Total liabilities and stockholders' deficit	$35,509	$26,618

See accompanying notes to Consolidated Financial Statements.

CLARIENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2008	2007	2006
Revenue	$73,736	$42,995	$27,723
Cost of services (Note 6)	32,936	26,807	19,777

Gross profit	40,800	16,188	7,946
Operating expenses (Note 6):
Sales and marketing	10,941	8,630	7,708
General and administrative	18,729	15,278	12,025
Bad debt	12,199	3,558	549
Research and development	421	519	281

Total operating expenses	42,290	27,985	20,563

Loss from operations	(1,490)	(11,797)	(12,617)
Interest expense, net	880	1,269	586
Interest expense to related parties	7,290	1,140	397
Other income, net	(21)	(60)	(63)

Loss from continuing operations before income taxes	(9,639)	(14,146)	(13,537)
Income tax expense	6	23	24
Income (loss) from discontinued operations	—	5,412	(2,574)

Net loss	$(9,645)	$(8,757)	$(16,135)

Basic and diluted net income (loss) per common share:
Loss from continuing operations	$(0.13)	$(0.20)	$(0.20)
Income (loss) from discontinued operations	—	0.08	(0.04)

Net loss	$(0.13)	$(0.12)	$(0.24)

Weighted average number of common shares outstanding	72,917,817	71,573,121	67,872,436

See accompanying notes to Consolidated Financial Statements.

CLARIENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
AND COMPREHENSIVE LOSS

(in thousands)

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid-in Capital	Accumulated Deficit		Deferred Compensation		Comprehensive Loss
	Shares	Amount					Total
Balances at December 31, 2005	66,912	$669	$132,388	$(120,285)	$(42)	$(268)	$12,462
Reclassification of unamortized deferred compensation	—	—	(268)	—	—	268	—
Exercise of stock options	319	3	396	—	—	—	399
Sale of common stock, net of offering costs	4,162	42	2,846	—	—	—	2,888
Issuance of restricted stock	212	2	(2)	—	—	—	—
Restricted stock cancelled	(117)	(1)	1	—	—	—	—
Expense related to stock options and restricted stock	—	—	1,309	—	—		1,309
Comprehensive loss:
Net loss	—	—	—	(16,135)	—	—	(16,135)	$(16,135)
Foreign currency translation adjustment	—	—	—	—	28	—	28	28

Comprehensive loss								$(16,107)

Balances at December 31, 2006	71,488	$715	$136,670	$(136,420)	$(14)	$—	$951
Issuance of warrants	—	—	734	—	—	—	734
Exercise of warrants	17	—	—	—	—	—	—
Exercise of stock options	577	6	686	—	—	—	692
Restricted stock cancelled	(15)	—	—	—	—	—	—
Expense related to stock options and restricted stock	—	—	1,668	—	—	—	1,668
Comprehensive loss:
Net loss	—	—	—	(8,757)	—	—	(8,757)	$(8,757)
Foreign currency translation adjustment	—	—	—	—	(77)	—	(77)	(77)

Comprehensive loss								$(8,834)

Balances at December 31, 2007	72,067	$721	$139,758	$(145,177)	$(91)	$—	$(4,789)
Issuance of warrants	—	—	7,020	—	—	—	7,020
Exercise of warrants	4,164	42	—	—	—	—	42
Exercise of stock options	675	6	779	—	—	—	785
Issuance of common stock	89	1	184	—	—	—	185
Expense related to stock options and restricted stock	—	—	1,662	—	—	—	1,662
Comprehensive loss:
Net loss	—	—	—	(9,645)	—	—	(9,645)	$(9,645)

Comprehensive loss								$(9,645)

Balances at December 31, 2008	76,995	$770	$149,403	$(154,822)	$(91)	$—	$(4,740)

See accompanying notes to Consolidated Financial Statements.

CLARIENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net loss	$(9,645)	$(8,757)	$(16,135)
Income (loss) from discontinued operations	—	(5,412)	2,574
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,275	3,342	2,976
Gain on sale of property and equipment	—	—	(401)
Bad debt expense	12,199	3,558	549
Amortization of warrants to related party interest expense	5,378	133	—
Amortization of deferred financing and offering costs	588	470	—
Interest on related party debt	1,259	21	—
Stock-based compensation	1,711	1,820	1,211
Changes in operating assets and liabilities:
Accounts receivable, net	(20,494)	(6,413)	(4,917)
Inventories	92	(80)	(560)
Prepaid expenses and other assets	80	(636)	378
Accounts payable	922	(1,140)	933
Accrued payroll	1,844	496	735
Accrued expenses	(1,628)	1,319	1,107
Deferred rent and other non-current liabilities	(129)	448	1,869
Cash flows from operating activities of discontinued operations	—	(751)	(2,229)

Net cash used in operating activities	(4,548)	(11,582)	(11,910)

Cash flows from investing activities:
Purchases of property and equipment	(3,502)	(3,864)	(6,053)
Proceeds from sale of property and equipment	—	—	415
Proceeds from sale of discontinued operations, net of selling costs	—	10,329	—
Cash flows from investing activities of discontinued operations	—	(132)	(4,055)

Net cash provided by (used in) investing activities	(3,502)	6,333	(9,693)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	827	606	399
Borrowings on capital lease obligations	—	—	2,289
Repayments on capital lease obligations	(2,574)	(2,011)	(2,469)
Borrowings on revolving lines of credit	37,538	33,858	10,666
Repayments on revolving lines of credit	(37,526)	(27,829)	(2,698)
Borrowings on related party debt	15,020	2,000	—
Repayments on related party debt	(4,913)	—	—
Issuance of common stock	—	—	2,995
Offering costs	—	—	(107)
Cash flows from financing activities of discontinued operations	—	(230)	1,615

Net cash provided by financing activities	8,372	6,394	12,690

Effect of exchange rate changes on cash and cash equivalents	—	(77)	28

Net increase (decrease) in cash and cash equivalents	322	1,068	(8,885)
Cash and cash equivalents at beginning of year	1,516	448	9,333

Cash and cash equivalents at end of year	$1,838	$1,516	$448

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,112	$1,605	$767
Cash paid for income taxes	$6	$23	$24
Non cash financing activities—issuance of warrants in connection with borrowings from related party	$7,020	$396	$—

See accompanying notes to Consolidated Financial Statements.

CLARIENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business, Going Concern, and Basis of Presentation

(a) Description of Business

        Clarient, Inc. (the "Company") is an advanced oncology diagnostics services company. The Company's mission is to combine innovative technologies, meaningful test results, and world-class expertise to improve the lives of those affected by cancer by bringing clarity to a complex disease. The Company's vision is to be the leader in cancer diagnostics by dedicating itself to collaborative relationships with the health care community as it translates cancer discovery and information into better patient care. The Company was founded and organized in 1993 and is headquartered in Aliso Viejo, California. The Company began to offer limited diagnostic laboratory services in May 2004. The Company's services were expanded in November 2004 to include a broad range of diagnostic services after the Company received its California Department of Health license, including specific diagnostic services to be provided by licensed physicians.

        California prohibits general corporations from engaging in the practice of medicine pursuant to both statutory and common law principles commonly known as the Corporate Practice of Medicine Doctrine. Courts have interpreted this doctrine to prohibit non-professional corporations from employing physicians and certain other healthcare professionals who provide professional services. In order to comply with such laws, all medical services are provided by, or under the supervision of Clarient Pathology Services, Inc. ("CPS"). The legal entity which previously served the same function was Clarient Pathology Associates, Inc. The Company's Chief Medical Officer, Kenneth J. Bloom, M.D., and his spouse are CPS' sole shareholders. The Company has entered into an exclusive long-term management services agreement with CPS which operates the medical practice. CPS provides all medical/pathology services while the Company performs all non-medical and non-pathology management of the professional corporation. Consolidation of the financial statements of CPS is required under Financial Accounting Standards Board Interpretation No. 46, as revised, ("FIN 46R") "Consolidation of Variable Interest Entities."

        In March 2007, the Company sold its instrument systems business, consisting of certain tangible assets, inventory, intellectual property (including the Company's patent portfolio and the ACIS and ChromaVision trademarks), contracts and other assets used in the operations of the instrument systems business (See Note 4).

(b) Going Concern

        The Company's credit facilities with Gemino Healthcare Finance, LLC ("Gemino"), Comerica Bank ("Comerica") and Safeguard Delaware, Inc., a wholly-owned subsidiary of Safeguard Scientifics, Inc. ("Safeguard"), the Company's majority shareholder, contain certain covenants which require the Company's compliance. In order for the Company to comply with the financial covenants contained within its credit facilities with Gemino and Comerica, as amended in January and February 2009 (See Note 8), the Company's results of operations and level of cash collections in 2009 and beyond must exceed its 2008 results, and such outcome is uncertain.

        Failure to maintain compliance with the financial and/or certain other covenants contained within the Company's credit facilities would constitute an event of default under the respective credit facility and by agreement, would result in a cross-default under the other credit facilities. If the Company were not able to obtain a waiver of default from its lenders, its borrowings under the respective credit facilities would immediately become due and payable, and the Company would not have the ability to repay borrowings under its credit facilities at such time. There can be no assurance that the Company would be able to obtain waivers from its existing lenders or fully access its existing financing sources in the event of default.

        In addition, the Company's credit facilities, as amended in February 2009 (See Note 8), with Comerica, Safeguard, and Gemino contain material adverse change ("MAC") clauses. If the Company encountered difficulties that would qualify as a MAC in its (i) operations, (ii) condition (financial or otherwise), or (iii) ability to repay amounts outstanding under its facilities, the Company's credit agreements could be cancelled. Gemino, Comerica, and Safeguard could then elect to declare the indebtedness under the applicable facility, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing such indebtedness.

        At December 31, 2008, the Company had a working capital deficiency of $12.5 million and did not have sufficient cash availability to repay its credit facilities coming due in the first quarter of 2010, or amounts that would be due earlier if the Company were unable to remain in compliance with the covenants within its credit facilities (See Notes 8 and 16). In addition the Company has incurred recurring losses and negative cash flows from operations. The Company is therefore currently in the process of evaluating certain financing alternatives for its current credit arrangements. Due to the Company's financial condition and the ongoing turmoil in the financial and credit markets, the Company's ability to obtain extensions to its existing credit facilities, or to obtain new credit facilities, may be adversely affected. There can be no assurance that the Company will be able to obtain financing on terms that are favorable to it and its stockholders, or obtain additional and/or extended financing at all. If the Company was not able to obtain financing on favorable terms or at all, it would curtail expenses, halt capital expenditures, and consider staff furloughs.

        For the reasons above, there is a substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements continue to be prepared on a going-concern basis, which assumes that the Company will have sufficient resources to pay its obligations as they become due during the next twelve months and do not reflect adjustments that might result if the Company were not to continue as a going concern.

(c) Basis of Presentation

        Certain amounts have been reclassified to conform to the current year presentation. In addition, during the fourth quarter of 2008, the Company identified immaterial errors related to the income statement classification for amounts within cost of services and operating expenses. The errors resulted in the adjustment of expense classifications within prior periods' cost of services and operating expenses, but had no impact on earnings. The Consolidated Financial Statements presented herein have accordingly been adjusted. See Note 6 for additional discussion.

(2) Summary of Significant Accounting Policies

(a) Basis of Consolidation

        The consolidated financial statements include the financial position, results of operations, and cash flows of Clarient, Inc., its wholly owned subsidiaries, and the accounts of CPS, which are consolidated under the provisions of FIN 46(R). All significant inter-company accounts and transactions have been eliminated in consolidation.

(b) Use of Estimates

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the Unites States ("GAAP") requires Company management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements contained herein and accompanying notes to the Consolidated Financial Statements. The most significant estimates relate to revenue recognition, allowance for doubtful accounts, stock-based compensation expense, and long-lived assets. Actual results could differ from those estimates.

(c) Revenue Recognition

        Revenue for the Company's diagnostic testing and interpretive services is recognized at the time of completion of such services. The Company's services are billed to various payors, including Medicare, health insurance companies and other directly billed healthcare institutions, and patients. The Company reports revenue from contracted payors, including certain health insurance companies and healthcare institutions, based on the contracted rate or in certain instances, the Company's estimate of such rate. For billing to Medicare, the Company utilizes the published fee schedules, net of standard discounts (commonly referred to as "contractual allowances"). The Company reports revenue from non-contracted payors, including certain insurance companies and patients, based on the amount expected to be collected for services provided. Adjustments resulting from actual collections compared to the aforementioned estimates are recognized in the period realized.

(d) Allowance for Doubtful Accounts and Bad Debt Expense

        An allowance for doubtful accounts is recorded for estimated uncollectible amounts due from the aforementioned payors. The process for estimating the allowance for doubtful accounts associated with the Company's diagnostic services involves significant assumptions and judgments. The allowance for doubtful accounts is adjusted periodically, based upon an evaluation of historical collection experience and other relevant factors. The payment realization cycle for certain governmental and managed care payors can be lengthy, involving denial, appeal, and adjudication processes. The Company's receivables are subject to periodic adjustments that may be significant. Increases to the allowance for doubtful accounts are charged to bad debt expense. Accounts receivable are written off when identified as uncollectible and deducted from the allowance after appropriate collection efforts have been exhausted.

        The following is the 2007 and 2008 summary of activity for the allowance for doubtful accounts (in thousands):

Ending balance, December 31, 2006	$1,040
Bad debt expense	3,558
Write-offs	(1,228)

Ending balance, December 31, 2007	3,370
Bad debt expense	12,199
Write-offs	(7,524)

Ending balance, December 31, 2008	$8,045

(e) Stock-Based Compensation

        The Company records compensation expense related to stock-based awards, including stock options and restricted stock, based on the fair value of the award using the Black-Scholes option-pricing model. Stock-based compensation expense recognized during the period is based on the value of the portion of the stock-based awards that are ultimately expected to vest and thus the gross expense is reduced for estimated forfeitures. The Company recognizes stock-based compensation expense over the vesting period using the straight-line method for employees and ratably as tranches vest for non-employees. The Company classifies compensation expense related to these awards in the Consolidated Statements of Operations based on the department to which the recipient reports.

(f) Long-Lived Assets

        The Company evaluates the possible impairment of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. Evaluation of possible impairment is based on the Company's ability to recover the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If the expected undiscounted pretax cash flows are less than the carrying amount of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying amount of the asset.

(g) Income Taxes

        The Company uses the asset and liability method of accounting for income taxes. Under such method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred taxes are reduced by a valuation allowance to an amount whose realization is more likely than not to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        As of January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109, ("FIN 48"). Among other things, FIN 48 provides guidance to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold, which income tax positions must achieve before being recognized in the financial statements. The adoption of FIN 48 did not have a material impact on the Company's financial position, results of operations, or cash flows.

(h) Cash and Cash Equivalents

        Cash and cash equivalents consist of amounts held as bank deposits and any certificates or notes with an original maturity of three months or less. The Company has not experienced any significant losses on cash equivalents and does not believe it is exposed to any significant credit risk on cash and cash equivalents.

(i) Financial Instruments

        The Company estimates the fair value of its monetary assets and liabilities based upon the existing interest rates related to such assets and liabilities compared to current market rates of interest for instruments with a similar nature and degree of risk. The Company estimates that the fair value of all of its monetary assets and liabilities approximates the recorded value as of December 31, 2008 and 2007.

(j) Inventories

        Inventories consist of laboratory supplies and are stated at the lower of cost or market. Inventories are accounted for under the first-in, first-out method (FIFO).

(k) Property and Equipment and Depreciation

        Property and equipment are depreciated using the straight-line method over the following estimated useful lives:

Office furniture, computer and laboratory equipment	3 to 5 years
Leasehold improvements	Shorter of useful life or remaining term of lease

        Expenditures for maintenance, repairs, and minor improvements are charged to expense as incurred. Depreciation expense is recognized upon placement into service.

        The following is a summary of property and equipment (in thousands):

	Year Ended December 31,
	2008	2007
Office furniture, computer and laboratory equipment	$16,341	$12,198
Leasehold improvements	8,551	8,505

Total	24,892	20,703
Less: accumulated depreciation	(12,981)	(9,706)

Property and equipment, net	$11,911	$10,997

(l) Capitalized Software Costs

        The Company records the costs of internal use computer software in accordance with Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1") issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. SOP 98-1 requires that certain internal-use computer software costs be capitalized and amortized over their useful life. Amortization of internal-use computer software costs begins for each module or component when the computer software is ready for its intended use, and is amortized over a five-year useful life.

(m) Research and Development

        Research and development costs are expensed as incurred.

(n) Foreign Currency Translation

        The financial position and results of operations of the Company's foreign subsidiaries (which are dormant as of December 31, 2008) are determined using the applicable local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end. Revenues and expenses are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive loss in stockholders' equity.

(3) Recent Accounting Pronouncements

        In May 2008, the FASB issued Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 identifies the sources for GAAP and lists the categories in descending order. An entity should follow the highest category of GAAP applicable for each of its accounting transactions. The adoption of SFAS No. 162 did not have any effect on the Company's consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "Fair Value Option for Financial Assets and Liabilities" ("SFAS No. 159"). SFAS No. 159 allows companies to choose, at specific election dates, to measure eligible financial assets and liabilities that are not otherwise required to be measured at fair value, at fair value. Under SFAS No. 159, companies would report unrealized gains and losses for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize up-front costs and fees related to those items in earnings as incurred. SFAS No. 159 became effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on the Company's consolidated financial statements due to management's election to not measure any of its financial assets or financial liabilities at fair value.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. Issued in February 2008, FSP 157-1 "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS No. 157. FSP 157-2 "Partial Deferral of the Effective Date of Statement 157" ("FSP 157-2"), deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. FSP 157-3 "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP 157-3") was released in October 2008 and was effective upon issuance. FSP 157-3 clarifies the application of SFAS 157 in a market that is not active. The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on the Company's consolidated financial position and results of operations. The Company does not expect the adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities to have a material impact on its consolidated financial position and results of operations

        In November 2007, the EITF reached a consensus on EITF 07-1: "Accounting for Collaborative Arrangements" ("EITF 07-1"). EITF No. 07-01 provides guidance for whether an arrangement constitutes a collaborative arrangement, how costs incurred and revenue generated on sales to third parties should be reported by the partners to a collaborative arrangement in each of their respective income statements, how payments made to or received by a partner pursuant to a collaborative arrangement should be presented in the income statement, and what participants should disclose in the notes to the financial statements about a collaborative arrangement. EITF 07-1 shall be effective for annual periods beginning after December 15, 2008. Entities are required to report the effects of applying EITF 07-1 as a change in accounting principle through retrospective application to all periods to the extent practicable. Upon application of EITF 07-1, the following is required to be disclosed: a) a description of the prior-period information that has been retrospectively adjusted, if any, and b) the effect of the change on revenue and operating expenses (or other appropriate captions of changes in the applicable net assets or performance indicator) and on any other affected financial statement line item. The Company does not expect the adoption of EITF 07-1 to have a material impact on its consolidated financial position, results of operations and cash flows.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141(R)"). SFAS No. 141(R) significantly changes the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date at fair value with limited exceptions. SFAS No. 141(R) further changes the accounting treatment for certain specific items, including:

  •
  Acquisition costs will be generally expensed as incurred;

  •
  Noncontrolling interests (formerly known as "minority interests") will be recorded at fair value at the acquisition date;

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

        In March 2007 the EITF reached a consensus on EITF 07-3: "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities" ("EITF 07-03"). EITF 07-3 guidance states that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts are required to be recognized as an expense as the related goods are delivered or the related services are performed. Entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF 07-3 became effective as of January 1, 2008 and applies prospectively for new contracts. The adoption of EITF 07-3 did not have a material impact on the Company's consolidated financial statements.

(4) Discontinued Operations

        On March 8, 2007, the Company sold its instrument systems business, consisting of certain tangible assets, inventory, intellectual property (including the Company's former patent portfolio and the ACIS and ChromaVision trademarks), contracts and related assets (the "Technology Business") to Carl Zeiss MicroImaging, Inc. and one of its subsidiaries (collectively, "Zeiss") for an aggregate purchase price of $12.5 million. The $12.5 million consisted of $11.0 million in cash and an additional $1.5 million in contingent purchase price, subject to the satisfaction of certain post-closing conditions through March 2009 relating to transferred intellectual property (the "ACIS Sale").

        As part of the ACIS Sale, the Company entered into a license agreement with Zeiss that granted the Company a non-exclusive, perpetual and royalty-free license to certain of the transferred patents, copyrights and software code for use in connection with imaging applications (excluding sales of imaging instruments) and the Company's cancer diagnostic services business.

        The ACIS Sale agreement also contemplated that the Company and Zeiss would each invest up to $3.0 million in cash or other in-kind contributions to pursue a joint development arrangement for novel markers and new menu applications for the ACIS product line (the "Development Arrangement"). The Development Arrangement was to be drafted and signed within 120 days following the closing of the ACIS Sale, though it was subsequently extended to October 31, 2007. As of December 31, 2008, the

Company and Zeiss had not signed a definitive agreement for the Development Arrangement. The Company is under no financial obligation for the Development Arrangement if terms cannot be reached.

        The Technology Business is reported in discontinued operations for all periods presented. The Company recognized a gain on sale which is calculated as follows (in thousands):

Proceeds from sale		$11,000
Less: Selling costs		(671)

Net proceeds from sale		10,329
Inventories	(1,480)
Property and equipment, net	(473)
Goodwill and intangibles, net	(4,042)
Other assets	(518)
Deferred revenue	692
Debt	1,616

Net assets sold		(4,205)

Gain on sale		$6,124

        Results of discontinued operations were as follows (in thousands):

	Year Ended December 31,
	2007	2006
Revenue	$864	$5,673
Cost of revenue	364	2,152
Operating expenses	1,180	5,909
Interest expense	32	186

Net loss from discontinued operations	(712)	(2,574)
Gain on sale	6,124	—

Income (loss) from discontinued operations	$5,412	$(2,574)

(5) Operating Segment

        The Company has one reportable operating segment that delivers oncology testing services to community pathologists, biopharmaceutical companies, and researchers. At December 31, 2008, all of the Company's services were provided within the United States, and substantially all of the Company's assets were located within the United States.

(6) Adjustment of Expense Classifications

        During the fourth quarter of 2008 the Company determined that it had previously misclassified certain expenses after it completed a detailed review of the nature of the costs included within the Company's previously reported financial statement captions. The most significant amounts requiring adjustment from operating expenses to cost of services included: compensation and fringe benefits of the Company's pathology personnel, compensation and fringe benefits of laboratory personnel, and allocated facility-related expenses. The Company also identified certain customer service costs that were incorrectly being allocated to cost of services rather than operating expenses.

        The Company also has modified the line items presented within operating expenses (formerly "selling, general and administrative expenses") on the face of its Consolidated Statements of Operations to include: sales and marketing, general and administrative, bad debt, and research and development.

        In accordance with Staff Accounting Bulletin (SAB) No. 99 ("SAB No. 99"), Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB No. 108"), management evaluated the materiality of the errors from qualitative and quantitative perspectives and concluded that the errors in presentation were immaterial to all previously filed financial statements.

        All prior year amounts included in the accompanying consolidated financial statements have been adjusted for the misclassification of expenses, including the quarterly financial information (unaudited) presented in Note 15.

        The following table summarizes the annual effects of the adjustments (See Note 15 for the quarterly effects of the adjustments) (in thousands):

	Year Ended December 31, 2007		Year Ended December 31, 2006
	Previously Reported	As Adjusted	Previously Reported	As Adjusted
Consolidated Statements of Operations:
Cost of services	$22,304	$26,807	$15,566	$19,777
Gross profit	20,691	16,188	12,157	7,946
Operating expenses (formerly selling, general and administrative expenses)	32,488	27,985	24,774	20,563

(7) Significant Risks and Uncertainties

        Credit risk with respect to accounts receivable is generally diversified due to the large number of clients that comprise the Company's customer base. The Company has significant receivable balances with government payors and various insurance carriers, and to a lesser extent, with patients and certain institutions. Generally, the Company does not require collateral or other security to support customer receivables. Amounts due from patients is generally subject to increased credit risk due to credit worthiness or inability to pay.

        The laboratory services industry faces challenging billing and collection procedures. The cash realization cycle for certain governmental and managed care payors can be lengthy and may involve denial, appeal, and an adjudication process. Amounts due from patients is generally subject to increased credit risk due to credit worthiness or inability to pay.

        On June 1, 2008, the Company's billing and collection department began operations. During June 2008 and the three months ended September 30, 2008, the Company's third-party billing provider continued to process collections of the Company's outstanding accounts receivable dated prior to June 1, 2008. Effective October 31, 2008, the Company's agreement with its third-party billing provider was terminated. The Company began processing collections for outstanding pre-June 1, 2008 accounts receivable during the fourth quarter of 2008. The Company has limited experience in billing and collecting for its services. During 2008, the Company encountered certain difficulties internally performing such functions which resulted in cash collections not increasing at the same rate as the Company's revenue has increased.

        As of December 31, 2008, the Company maintained a $8.0 million allowance for doubtful accounts in order to carry accounts receivable at the estimated net realizable value of $20.3 million, as presented within the accompanying Consolidated Balance Sheets. The allowance for doubtful accounts is an estimate that involves considerable management judgment. The Company's actual collection of its December 31, 2008 accounts receivable may materially differ from management's estimate for reasons including, but not limited to: customer mix, concentration of customers within the healthcare industry, limited experience as a Company in performing and managing billing and collection activities, and the recent downturn in the general economy.

(8) Lines of Credit

        The following table summarizes the Company's debt as of December 31, 2008 and December 31, 2007 (in thousands):

	December 31, 2008	December 31, 2007
Comerica Facility	$9,000	$9,000
GE Capital Facility	—	4,997
Initial Mezzanine Facility	—	2,000
New Mezzanine Facility	13,366	—
Gemino Facility	5,104	—
Capital lease obligations	608	2,416

Subtotal	28,078	18,413
Less: Unamortized discount on Mezzanine Facilities	(1,905)	(263)

Total debt	26,173	18,150
Less: Short-term debt, including current maturities of capital lease obligations	(25,828)	(17,244)

Long-term capital lease obligations	$345	$906

  Comerica Facility

        At December 31, 2008, the Company had a $9.0 million revolving credit agreement and a $2.3 million (reduced from $3.0 million in December 2008) standby letter of credit with Comerica Bank (collectively, the "Comerica Facility"). The Comerica Facility was amended on January 27, 2009 to extend its maturity date to March 30, 2009. The Comerica Facility was further amended on February 27, 2009 (the "February 2009 Comerica Amendment") to extend its maturity date to March 30, 2010, increase total availability to $12.0 million, and adjust its interest rate and financial covenants as described below. Outstanding borrowings under the Comerica Facility were $9.0 million at December 31, 2008 and were used for working capital purposes. The Company utilized the entire availability under the $2.3 million standby letter of credit for the landlord of the Company's leased facility in Aliso Viejo, California. As of December 31, 2008, the Company had no additional availability under the Comerica Facility.

        The Comerica Facility was amended previously in July 2008 in connection with the execution of the Company's Gemino Facility, described below (the "July 2008 Amendment"). The July 2008 Amendment eliminated the Tangible Net Worth Covenant and replaced it with a covenant that required the Company to maintain "minimum adjusted EBITDA," defined as: (i) net income plus (ii) amounts deducted in the calculation of net income for (a) interest expense, (b) charges against income for foreign, federal, state and local taxes, (c) depreciation and amortization, and (d) stock-based compensation (the "Comerica Minimum Adjusted EBITDA Covenant"). The Comerica Minimum Adjusted EBITDA Covenant was $2.0 million for the nine-month period ended September 30, 2008 and $2.9 million for the 12-month period ended December 31, 2008.

        The February 2009 Comerica Amendment combined the $9.0 million credit facility and $2.3 million standby letter of credit into a single $12.0 million facility. The February 2009 Comerica

Amendment also eliminated the Comerica Minimum Adjusted EBITDA Covenant and replaced it with a covenant that requires the Company to maintain a "fixed charge coverage ratio" on a cumulative annualized basis of 1.00 through June 30, 2009, 1.10 through September 30, 2009, and 1.20 through December 31, 2009. The "fixed charge coverage ratio" is defined as the ratio of EBITDA (net income plus interest expense, tax expense, depreciation/amortization expense, and stock based compensation expense), to the sum of (i) interest expense paid in cash on the Gemino Facility, plus (ii) interest expense paid in cash on the Third Mezzanine Facility (described below) and Comerica Facility, plus (iii) payments made under capital leases, plus (iv) fees paid to Safeguard pursuant to its guarantee of the Comerica Facility, plus (v) unfinanced capital expenditures, plus (vi) taxes paid (the "Comerica Fixed Charge Coverage Ratio").

        At the Company's option during 2008, borrowings under the Comerica Facility bore interest at Comerica's prime rate minus 0.5% or at a rate equal to 30-day LIBOR plus 2.45%, provided however that upon the achievement of certain financial performance metrics the rate would decrease by 0.25%. As a result of the February 2009 Comerica Amendment, effective February 27, 2009, borrowings under the Comerica Facility bear interest at the Company's option of: i) 0.5% plus the greater of Comerica's prime rate or 1.75%, or ii) 30-day LIBOR plus 2.40%.

        Safeguard guarantees the Company's borrowings under the Comerica Facility in exchange for 0.5% per year of the total amount guaranteed plus 4.5% per year of the daily-weighted average principal balance outstanding. Additionally, the Company is required to pay Safeguard a quarterly usage fee of 0.875% of the amount by which the daily average outstanding principal balance under the Comerica Facility exceeds $5.5 million. The Company issued common stock warrants to Safeguard in January 2007 as consideration for its guarantee as follows: i) common stock warrants to purchase 0.1 million shares at an exercise price of $0.01 (as a commitment fee for Safeguard's guarantee) and ii) common stock warrants to purchase 0.2 million shares at an exercise price of $1.64 (as a maintenance fee for Safeguard's guarantee). The fair value of the common stock warrants was determined to be $0.3 million under the Black-Scholes option pricing model and was expensed in the quarter ended March 31, 2007 since the Company's then-existing facility with Comerica Bank was set to expire in the same quarter as the common stock warrants were issued to Safeguard.

        The usage and guarantee fees charged by Safeguard for the Comerica Facility for 2008, 2007, and 2006 were $0.7 million, $0.6 million, and $0.4 million, respectively. Such amounts are included in interest expense to related parties within the Consolidated Statements of Operations.

        The interest expense on the outstanding balance under the Comerica Facility for 2008, 2007, and 2006 (exclusive of the usage and guarantee fees charged by Safeguard as described above) was $0.4 million, $0.7 million, and $0.2 million, respectively. Such amounts are included in interest expense within the Consolidated Statements of Operations.

  Safeguard Mezzanine Financing

        On March 7, 2007, the Company entered into a senior subordinated revolving credit facility with Safeguard (the "Initial Mezzanine Facility"). The Initial Mezzanine Facility originally provided the Company with up to $12.0 million in working capital funding, but was reduced by $6.0 million as a result of the ACIS Sale discussed in Note 4. The Initial Mezzanine Facility's annual interest rate was 12.0%. In connection with the Initial Mezzanine Facility, the Company issued Safeguard 0.3 million common stock warrants to satisfy Safeguard's commitment fees and maintenance and usage fees. The fair value of these common stock warrants were determined using the Black-Scholes option pricing model, and were initially expensed over the term of the Initial Mezzanine Facility and were subsequently extended to coincide with the term of the New Mezzanine Facility discussed below.

        On March 14, 2008, the Company entered into an amended and restated senior subordinated revolving credit facility with Safeguard (the "New Mezzanine Facility") to refinance, renew, and expand the Initial Mezzanine Facility. The New Mezzanine Facility, which had a stated maturity date of April 15, 2009, provided the Company with up to $21.0 million in working capital funding. Borrowings under the New Mezzanine Facility bore interest at an annual rate of 12.0% through June 30, 2008 and 13.0% thereafter. Proceeds from the New Mezzanine Facility were used to refinance indebtedness under the Initial Mezzanine Facility, for working capital purposes, and to repay in full and terminate the Company's GE Capital Facility (defined below), including certain related equipment lease obligations. As of December 31, 2008, the Company had outstanding indebtedness of approximately $13.4 million under the New Mezzanine Facility.

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

        In connection with the New Mezzanine Facility, the Company issued Safeguard 1.6 million common stock warrants upon its signing. The Company was also required to issue Safeguard an additional 2.2 million common stock warrants, in four equal tranches of 0.55 million if the balance of the New Mezzanine Facility had not been reduced to $6.0 million on or prior to May 1, 2008, July 1, 2008, September 1, 2008 and November 1, 2008, respectively. As a result, during the year ended December 31, 2008, 0.55 million common stock warrants each were issued on June 10, 2008, July 2, 2008, September 2, 2008, and November 6, 2008, respectively.

        The fair value of the 1.6 million common stock warrants issued on March 14, 2008 and the 2.2 million common stock warrants issued in June 2008 through December 2008 was determined on March 14, 2008, the date of the New Mezzanine Facility commitment. The fair value of any unissued common stock warrants associated with the New Mezzanine Facility was determined and adjusted at each subsequent quarter end. The fair value of all such common stock warrants have been treated for accounting purposes as a debt discount of the New Mezzanine Facility and additional paid-in-capital, based upon the Company's consideration of the provisions of EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." As such, the Company began accreting the debt discount in the first quarter of 2008 (as adjusted for the change in fair value of any contingent warrants at each quarter-end) over the term of the New Mezzanine Facility through recording interest expense to related parties on a straight-line basis.

        The fair value of the common stock warrants issued to Safeguard in connection with the Initial Mezzanine Facility and New Mezzanine Facility was determined using the Black-Scholes option pricing model with the following inputs: zero dividends, a risk-free interest rate ranging from 3.4% to 4.5% (equal to the U.S. Treasury yield curve for the warrants' term on the date of issuance), and expected stock volatility of 66% to 85% (measured using weekly price observations for a period equal to the warrants' term).

        The below tables summarizes the common stock warrant activity associated with the Initial Mezzanine Facility (in thousands):

Number of Warrants Issued	Exercise Price	Warrant Term	Warrant Issuance Date	Warrant Expiration Date	Fair Value	Interest Expense Recognized in 2008	Interest Expense Recognized in 2007
125,000*	$0.01	4 years	March 7, 2007	March 7, 2011	$204	$88	$93
62,500	1.39	4 years	March 7, 2007	March 7, 2011	69	30	31
31,250*	0.01	4 years	November 14, 2007	November 14, 2011	62	42	9
31,250*	0.01	4 years	December 17, 2007	December 17, 2011	61	49	—
31,250*	0.01	4 years	March 5, 2008	March 5, 2012	62	46	—

Total					$458	$255	$133

        The below tables summarizes the common stock warrant activity associated with the New Mezzanine Facility (in thousands):

Number of Warrants Issued	Exercise Price	Warrant Term	Warrant Issuance Date	Warrant Expiration Date	Fair Value	Interest Expense Recognized in 2008
1,643,750*	$0.01	5 years	March 14, 2008	March 14, 2013	$2,666	$1,962
550,000*	0.01	5 years	June 10, 2008	June 11, 2013	1,140	839
550,000*	0.01	5 years	July 2, 2008	July 2, 2013	1,095	806
550,000*	0.01	5 years	September 2, 2008	September 2, 2013	1,167	859
550,000*	0.01	5 years	November 6, 2008	November 6, 2013	890	657

Total					$6,958	$5,123

*
On November 20, 2008 Safeguard exercised the indicated common stock warrants plus an additional 0.1 million warrants issued in January 2007 in connection with its guarantee of the Comerica Facility.

        On February 27, 2009 the Company entered into an amended and restated senior subordinated revolving credit facility with Safeguard (the "Third Mezzanine Facility") to refinance, renew, and expand the New Mezzanine Facility. Upon the signing of the Third Mezzanine Facility, the Company issued Safeguard 0.5 million fully vested common stock warrants with a five year term and an exercise price equal to $1.376 (the Company's 20-day average trailing close price of its common stock as of February 6, 2009) (the "Closing Warrants"). The Third Mezzanine Facility, which has a stated maturity date of April 1, 2010, provides the Company with up to $30.0 million in working capital funding. Borrowings under the Third Mezzanine Facility will bear interest at an annual rate of 14.0%, capitalized monthly to the principal balance.

        The Company is required to continue to abide by certain restrictive covenants in connection with the Third Mezzanine Facility which include: (i) the requirement to obtain approval from Safeguard for new financing agreements or other significant transactions and (ii) the requirement for the Company to comply with the covenants contained within other credit agreements, including the Comerica Facility and the Gemino Facility, as amended in February 2009.

        The Company will be required to issue Safeguard an additional 0.75 million common stock warrants on June 1, 2009 if the balance of the Third Mezzanine Facility has not been fully repaid and terminated on or prior to May 31, 2009 and Safeguard's guarantee of the Comerica Facility has not been terminated (the "Termination Warrants"). The Termination Warrants will be fully vested upon issuance, have a term of five years, and have an exercise price equal to 50% of the 20-day trailing closing price of the Company's common stock as of June 1, 2009. Thereafter, on the first day of each calendar month from July 1, 2009 through March 1, 2010 (unless the Third Mezzanine has been repaid in full and terminated before such date and Safeguard's guarantee of the Comerica Facility has been terminated) the Company will issue Safeguard warrants to purchase an additional 0.7 million shares of common stock (the "Monthly Termination Warrants"). The Monthly Termination Warrants will be fully vested upon issuance, have a five year term, and have an exercise price of $0.01 per share.

  Gemino Facility

        On July 31, 2008, the Company entered into a secured credit agreement (the "Gemino Facility") with Gemino Healthcare Finance, LLC ("Gemino"), which was amended on February 27, 2009 (the "February 2009 Gemino Amendment") to extend its maturity date to January 31, 2010. The Gemino Facility is a revolving facility under which the Company may borrow up to $8.0 million, secured by the Company's accounts receivable and related assets.

        The Gemino Facility's maturity date of January 31, 2010 may be extended to January 31, 2011 upon the satisfaction of certain conditions, including: (i) the absence of any continuing event of default and (ii) the extension or refinancing of the Comerica Facility and the Third Mezzanine Facility under terms which are satisfactory to Gemino in its sole discretion.

        Outstanding borrowings under the Gemino Facility were $5.1 million at December 31, 2008. The Comerica Facility and the New Mezzanine Facility were subordinated to the Gemino Facility (the Third Mezzanine Facility and Comerica Facility, as amended in February 2009, are also be subordinated to the Gemino Facility). The amount which the Company is entitled to borrow under the Gemino Facility at a particular time is based on the amount of the Company's qualified accounts receivable and certain liquidity factors ($-0- availability as of December 31, 2008). During 2008, borrowings under the Gemino Facility bore interest at an annual rate equal to 30-day LIBOR (subject to a minimum annual rate of 2.50% at all times) plus an applicable margin of 5.25% during 2008. As a result of the February 2009 Gemino Amendment, borrowings under the Gemino Facility will bear interest at annual rate equal to 30-day LIBOR (subject to a minimum annual rate of 2.50% at all times) plus an applicable margin of 6.0% during 2009 and 2010.

        The Company is required to pay a commitment fee of 0.75% per year on the daily average of unused credit availability and a collateral monitoring fee of 0.40% per year on the daily average of outstanding borrowings.

        The Gemino Facility contained a financial covenant which required the Company to maintain minimum adjusted EBITDA in 2008 (defined as net income plus amounts deducted in the calculation of net income for (a) interest expense, (b) charges against income for foreign, federal, state and local taxes, (c) depreciation and amortization, and (d) stock based compensation) of $2.0 million for the nine month period ended September 30, 2008 and of $2.9 million for the 12 month period ended December 31, 2008 (the "Gemino Minimum Adjusted EBITDA Covenant"). The Gemino Facility also contained additional financial covenants during 2008 which required the Company to not exceed a maximum ratio of average borrowings under the Gemino Facility over average monthly cash collections, limited annual capital expenditures to $4.0 million, and required the Company to maintain a minimum level of liquidity, as defined in the agreement. Interest expense on the outstanding balance under the Gemino Facility for the year ended December 31, 2008 was $0.2 million. Such amount was included in interest expense within the Consolidated Statements of Operations.

        The February 2009 Gemino Amendment eliminated the Gemino Minimum Adjusted EBITDA Covenant and replaced it with a covenant that requires the Company to maintain a "fixed charge coverage ratio" on a cumulative annualized basis of 1.00 through June 30, 2009, 1.10 through September 30, 2009, and 1.20 through December 31, 2009. The "fixed charge coverage ratio" is defined as the ratio of EBITDA (net income plus interest expense, tax expense, depreciation/amortization expense, and stock based compensation expense), to the sum of (i) interest expense paid in cash on the Gemino Facility, plus (ii) interest expense paid in cash on the Third Mezzanine Facility and Comerica Facility, plus (iii) payments made under capital leases, plus (iv) fees paid to Safeguard pursuant to its guarantee of the Comerica Facility, plus (v) unfinanced capital expenditures, plus (vi) taxes paid (the "Gemino Fixed Charge Coverage Ratio").

        The February 2009 Gemino Amendment also increased the capital expenditure limit to $7.5 million in each fiscal year and increased the minimum level of Excess Liquidity covenant from $2.0 million to $3.0 million ("Excess Liquidity" is defined as the excess of availability under the Gemino Facility, plus (ii) the aggregate amount actually available to be borrowed by the Company under the Mezzanine Facility, plus (iii) unrestricted and unencumbered (other than in favor of Gemino) cash on hand and cash equivalents, minus (iv) all accounts payable and other current obligations that are past their respective due dates).

  GE Capital Facility

        The Company repaid all indebtedness under its line of credit with GE Capital (the "GE Capital Facility") on March 17, 2008 in conjunction with the establishment of the New Mezzanine Facility.

  Material Adverse Change Clause

        In addition to the covenants described above, the Company's credit facilities, as amended in February 2009, with Comerica, Safeguard, and Gemino contain Material Adverse Change (MAC) clauses. If the Company encountered difficulties that would qualify as a MAC in its (i) operations, (ii) condition (financial or otherwise), or (iii) ability to repay amounts outstanding under such facilities, the Company's credit agreements could be cancelled. Gemino, Comerica, and Safeguard could then elect to declare the indebtedness under the applicable facility, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing such indebtedness.

(9) Equipment Financing

        In June 2004, the Company entered into a master lease agreement with GE Capital for capital equipment financing of laboratory related equipment. On March 17, 2008, the Company paid off and terminated all amounts financed under the master lease agreement with proceeds from borrowings under the New Mezzanine Facility. The payoff amount was $2.9 million, which included residual balances, taxes, and miscellaneous closing fees. The difference between the payoff amount of $2.9 million and the carrying amount of the lease obligation of $2.2 million was recorded as an addition to the underlying fixed assets and depreciated over the remaining useful life. The Company has a number of outstanding laboratory equipment and office equipment leases (capital and operating) with other providers as of December 31, 2008.

(10) Commitments and Contingencies

  Operating Lease Commitment

        The Company's headquarters is located in Aliso Viejo, California, where it leases a facility with approximately 78 thousand square feet. As of December 31, 2008, the Company sublet approximately 18 thousand square feet to one subtenant, which was reduced to 14 thousand square feet effective January 1, 2009. The initial ten-year term of the Company's lease commenced on December 1, 2005, and the Company has an option to extend the lease term for up to two additional five-year periods. The annual base rent was increased to $1.4 million on December 1, 2008. Thereafter, the base rent will increase 3.0% annually, effective on December 1 of each year, which the Company includes in its calculation for the recording of rent expense on a straight line basis. The Company is also responsible for payments of common area operating expenses for the premises.

        The landlord of the Company's Aliso Viejo, California facility has agreed to reimburse the Company up to $3.5 million for the costs associated with various facility improvements. As of December 31, 2008, the landlord has reimbursed the Company $3.3 million of such costs, and $0.2 million is expected to be reimbursed during the second quarter of 2009. Leasehold improvements are capitalized and amortized over the shorter of their estimated useful lives or the remaining lease term. All reimbursed leasehold improvements are recorded to deferred rent and recovered ratably through a reduction of rent expense over the term of the lease.

        At December 31, 2008, future minimum lease payments for all operating leases were as follows (in thousands):

2009	$1,524
2010	1,557
2011	1,586
2012	1,619
2013	1,593
Thereafter	3,183

$11,062

        In May 2008, one of the Company's sublease tenants informed the Company that it was filing for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. As such, during 2008 the Company recognized a charge of $0.2 million to write-off the remaining deferred rent asset associated with this lease. The Company expects future minimum sublease receipts from the remaining sublease tenant to be $0.4 million in 2009 and $0.1 million in 2010.

  Legal Proceedings

        The Company, from time to time, is involved in legal actions arising from the ordinary course of business. In the opinion of management, the ultimate disposition of any threatened or pending legal actions, individually or in the aggregate, would not have a material adverse effect on the Company's business, financial condition or results of operations.

(11) Net Income (Loss) Per Share

        Basic and diluted net income (loss) per common share has been calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period.

        The calculations of net income (loss) per share were:

	Year Ended December 31,
	2008	2007	2006
	(in thousands except per share data)
Loss from continuing operations	$(9,645)	$(14,169)	$(13,561)
Income (loss) from discontinued operations	—	5,412	(2,574)

Net loss	$(9,645)	$(8,757)	$(16,135)

Weighted average common shares outstanding	72,917,817	71,573,121	67,872,436

Basic and diluted net income (loss) per share:
Loss from continuing operations	$(0.13)	$(0.20)	$(0.20)
Income (loss) from discontinued operations	—	0.08	(0.04)

Net loss	$(0.13)	$(0.12)	$(0.24)

        The following Company securities were outstanding at December 31, 2008, December 31, 2007, and December 31, 2006 and their weighted average affects were excluded from the calculations of net income (loss) per share because their impact would have been anti-dilutive:

	Year Ended December 31,
	2008	2007	2006
Common stock options	6,331,655	5,164,688	6,570,134
Common stock warrants	3,195,375	5,549,873	5,300,591
Unvested restricted stock	218,236	80,170	260,962

Total	9,745,266	10,794,731	12,131,687

(12) Stock-Based Compensation

        On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)"). SFAS 123(R) requires the value of a stock-based award that was issued in exchange for employee services to be reflected in the financial statements over the period the employee is required to perform the services in exchange for the award.

        Stock-based compensation is recognized in the Consolidated Statements of Operations, is as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Cost of services	$133	$165	$201
Operating expenses	1,578	1,655	1,010

Total stock-based compensation expense	$1,711	$1,820	$1,211

        Stock option activity is summarized as follows:

	Year Ended December 31, 2008
	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	5,164,719	$1.44
Options granted	2,719,500	1.76
Options exercised	(674,968)	1.16
Options cancelled	(877,596)	1.82

Outstanding at year-end	6,331,655	$1.55

Options exercisable at year-end	3,459,089
Shares available for future grant	1,892,346

        The Company has one active shareholder-approved stock plan, the 2007 Incentive Award Plan (the "2007 Plan"), which replaced the Company's former shareholder-approved stock plan (the "1996 Plan"). The 2007 Plan provides for the grant of incentive stock options and nonqualified stock options, restricted stock awards, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, performance bonus awards, and performance-based awards. The maximum numbers of shares of Company common stock available for issuance under the 2007 Plan is 4.0 million shares, plus additional availability from forfeited shares under the 1996 Plan. As of December 31, 2008, 1.9 million shares were available for grant.

        During 2008 the Company granted 2.7 million stock options under the 2007 Plan. The options have four-year vesting terms and ten-year contractual lives. The fair value of the stock options granted in 2008 was $3.1 million. During 2007 the Company granted 0.4 million stock options under the 2007 Plan. The options have four-year vesting terms and ten-year contractual lives. The fair value of the stock options granted in 2007 was $0.5 million. During 2006 the Company granted 2.0 million stock options under the 1996 Plan. The options have four-year vesting terms and seven-year contractual lives. The fair value of the stock options granted in 2006 was $1.6 million.

        The fair value of the Company's stock-based awards to employees was estimated at the date of grant using the Black-Scholes option-pricing model. The following assumptions were used to determine fair value:

	2008	2007	2006
Dividend yield	0.0%	0.0%	0.0%
Volatility(a)	68% to 80%	87%	57% to 89%
Average expected option life(b)	5.0 years	3.5 to 6.1 years	3.2 to 4.7 years
Risk-free interest rate(c)	1.6% to 3.4%	3.6% to 4.3%	4.5% to 5.2%

    (a)
    Measured using weekly price observations for a period equal to the stock options' expected term.

    (b)
    Determined by the historical stock option exercise behavior of the Company's employees.

    (c)
    Based upon the U.S. Treasury yield curve in effect at the end of the quarter that the options were granted (for a period equaling the stock options' expected term).

        The weighted-average grant date fair value of options issued by the Company during the years ended December 31, 2008, 2007 and 2006 was $1.14, $1.40, and $0.78, respectively.

        The Company estimates forfeitures of stock options using the historical exercise behavior of its employees. For purposes of this estimate, the Company has identified two groups of employees and estimated the forfeiture rates for the two groups to be 5% and 8%, respectively, in 2008 and the fourth quarter of 2007. The estimated forfeiture rates for these two groups was 8% and 35%, respectively, in the first three quarters of 2007, the full year 2006, and the full year of 2005.

        At December 31, 2008 the number of options that were vested and expected to vest for the aforementioned two groups were 6.0 million, with a weighted average remaining contractual term of 6.1 years. At December 31, 2008, these options had an aggregate intrinsic value (stock price at date of exercise minus exercise price) of $1.5 million.

        The total intrinsic value of options exercised in the years ended December 31, 2008, 2007, and 2006 was $0.6 million, $0.5 million, and $0.1 million, respectively. The Company does not hold treasury shares, and therefore all shares issued through exercised stock options are through unissued shares that are authorized and reserved under the 2007 Plan. It is the Company's policy that before stock is issued through the exercise of stock options, the Company must first receive all required cash payment for such shares. As of December 31, 2008, there was $2.8 million of unamortized stock option compensation expense, net of expected forfeitures. The Company expects to recognize this expense over a weighted-average period of 3.1 years.

        The Company's restricted stock awards activity is summarized as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2005	142,298	$1.24
Granted	212,220	0.96
Vested	(93,556)	1.13

Unvested at December 31, 2006	260,962	$1.05
Vested	(156,392)	1.72
Released	(24,400)	1.11

Unvested at December 31, 2007	80,170	$2.05
Granted	200,000	2.39
Released	(61,934)	—

Unvested at December 31, 2008	218,236	$2.36

        The Company recorded $40 thousand, $0.3 million, and $0.1 million of compensation expense related to restricted stock awards in 2008, 2007, and 2006, respectively. As of December 31, 2008, there was $0.4 million of unamortized compensation expense related to restricted stock awards which the Company expects to recognize over a weighted-average period of 3.1 years.

(13) Stock Transactions

        Safeguard has the power to elect all of the Company's directors due to its beneficial ownership of 60.4% of the Company's outstanding common stock as of December 31, 2008; however, Safeguard has contractually agreed with the Company that a majority of the Company's Board of Directors will consist of individuals not specifically designated by Safeguard. Safeguard nonetheless retains the ability to control the Company.

        The Company has a stockholders' rights plan providing for discounted purchase rights to its stockholders upon specified acquisitions of its common stock. The exercise of these rights is intended to inhibit specific changes in control of the Company.

        Stock warrant activity is summarized as follows:

	Shares	Weighted-Average Exercise Price
Warrants outstanding, December 31, 2005	5,609,489	$2.35
Granted	674,306	0.97
Canceled	(983,204)	2.08

Warrants outstanding, December 31, 2006	5,300,591	$1.88
Granted	516,667	0.70
Exercised	(17,385)	1.35
Canceled	(250,000)	4.26

Warrants outstanding, December 31, 2007	5,549,873	$1.66
Granted	3,875,000	0.01
Exercised	(4,195,663)	0.01
Canceled	(2,033,835)	2.89

Warrants outstanding, December 31, 2008	3,195,375	$1.35

        The Company considered the provisions of EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", with respect to each of the warrants, and concluded that all of the criteria for equity treatment in EITF 00-19 were met.

        At the Company's Annual Meeting on June 18, 2008, the Company's stockholders voted to approve an amendment to the Company's certificate of incorporation to increase the number of authorized shares of $0.01 par value common stock of the Company from 100.0 million to 150.0 million, and to authorize the issuance of 8.0 million shares of $0.01 par value preferred stock of the Company.

        As discussed below, the Company has from time to time completed several private placements of its equity securities and, in connection therewith, the Company has entered into registration rights agreements with the investors pursuant to which the Company has agreed to register the resale of securities acquired by them under the Securities Act of 1933, as amended. For example, the Company has previously agreed to file registration statements covering the resale of certain shares of common stock acquired by Safeguard (and of common stock issuable upon exercise of warrants acquired by Safeguard) and to use Company efforts to cause such registration statements to become effective following the Company's receipt of a request by Safeguard that the Company file such a registration statement(s). To date, Safeguard has not made such a request.

        In connection with the execution of the New Mezzanine Facility on March 14, 2008, the Company entered into a registration rights agreement with Safeguard which superseded prior registration rights agreements between the Company and Safeguard. Pursuant to the registration rights agreement, the Company has agreed to file registration statements covering the resale of any or all shares of common stock owned by Safeguard (and of common stock issuable upon exercise of warrants owned by Safeguard) and to use Company efforts to cause such registration statements to become effective following the Company's receipt of a request by Safeguard that the Company file such a registration statement(s). The aforementioned registration rights agreement also provides Safeguard with "piggyback" registration rights. In addition, in connection with certain private placements of the Company's equity securities, the Company agreed to file registration statements covering the resale of securities acquired by the investors within a specified period of time and to maintain the effectiveness of such registration statements for a specified period of time. Such agreements provide that, subject to certain exceptions, if the Company fails to maintain the effectiveness of such registration statements through the date that they are required to remain effective, the investing parties to such agreements have the right to receive certain liquidated damages with respect to common stock purchased in such private placements (to the extent then held by such investors). The Company records an obligation for registration rights costs when such payments are considered probable and reasonably estimable. In connection with the consummation of the Third Mezzanine Facility, the aforementioned registration rights agreement was amended and restated to include all shares of Company common stock issuable to Safeguard pursuant to the Closing Warrants, the Termination Warrants, and Monthly Termination Warrants.

        On September 22, 2006, the Company entered into a securities purchase agreement with Safeguard pursuant to which the Company agreed to issue and Safeguard agreed to purchase 4.2 million shares of common stock, together with warrants to purchase an additional 0.6 million shares of common stock at an exercise price of $0.98 per share, for an aggregate purchase price of $3.0 million. The purpose of this transaction was to fund the purchase of Trestle, and is referred to as the "Trestle financing." In exchange for Safeguard's funding commitment, the Company also issued Safeguard 50 thousand warrants to purchase common stock at an exercise price of $0.87 per share (reflecting the trailing 10-day average closing price of our common stock prior to June 19, 2006). The warrants issued in this transaction are exercisable for a period of four years after the issued date of September 22, 2006. Following consummation of the Trestle financing, Safeguard beneficially owned approximately 59.6% of the Company's outstanding common stock. In connection with this financing, the Company agreed to register the shares purchased by Safeguard upon request by Safeguard.

        On November 8, 2005, the Company entered into a securities purchase agreement with a limited number of accredited investors pursuant to which the Company agreed to issue and the investors agreed to purchase 15.0 million shares of common stock, together with warrants to purchase an additional 2.3 million shares of common stock at an exercise price of $1.35 per share, for an aggregate purchase price of $15.0 million (the "2005 Financing"). The warrants issued in 2005 Financing are exercisable for a period of four years after the date of issuance. The transaction was structured so that a portion of the common stock and warrants issued (8.9 million shares of common stock and warrants to purchase 1.4 million shares of common stock for aggregate gross proceeds of $8.9 million) were issued at an initial closing that occurred on November 9, 2005. The remaining shares and warrants were issued at a subsequent closing on December 14, 2005. Safeguard was one of the purchasers in the 2005 Financing and acquired 9.0 million shares (of which 5.3 million shares were acquired at the initial closing) of common stock and warrants to purchase 1.4 million shares of common stock (of which 0.8 million were acquired at the initial closing) for an aggregate investment of $9.0 million. In connection with the 2005 Financing, the Company agreed to register the shares purchased by Safeguard upon request by Safeguard.

        On August 1, 2005, the Company amended its loan agreement with Comerica to increase the revolving line of credit from $5.5 million to $8.5 million. In conjunction with this increase, the Company issued to Safeguard a warrant to purchase 50 thousand shares of common stock for an exercise price of $2.00 per share as additional consideration for Safeguard's guarantee of the increased amount.

        On March 25, 2004, the Company entered into a securities purchase agreement with a limited number of accredited investors pursuant to which the Company agreed to issue and the investors agreed to purchase 10.5 million shares of common stock, together with warrants to purchase an additional 1.6 million shares of common stock at an exercise price of $2.75 per share for an aggregate purchase price of $21.0 million (the "March 2004 Financing"). The warrants issued in March 2004 Financing were exercisable for a period of four years after the date of issuance. This transaction was structured so that a portion of the common stock and warrants issued (4.2 million shares of common stock and warrants to purchase 0.6 million shares of common stock for aggregate gross proceeds of $8.4 million) were issued at an initial closing that occurred on March 31, 2004. The remaining shares and warrants were issued at a subsequent closing which occurred on April 27, 2004. Safeguard was one of the purchasers in the March 2004 financing and acquired 3.8 million shares (of which 1.5 million shares were acquired at the initial closing) of common stock and warrants to purchase 0.6 million shares of common stock (of which 0.2 million were acquired at the initial closing) for an aggregate investment of $7.5 million. In connection with the March 2004 Financing, the Company entered into a registration rights agreement with the purchasers in that financing and the Company has registered the resale of shares issued in the March 2004 Financing with the SEC.

        On February 10, 2004, the Company completed a private placement of 2.3 million shares of common stock warrants to purchase shares of common stock to Safeguard for a purchase price of $5.0 million. The Company also entered into a registration rights agreement giving Safeguard certain rights to have the purchased shares registered under the Securities Act of 1933, as amended.

(14) Income Taxes

        The following table summarizes the tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards which give rise to significant portions of the deferred tax assets and liability at December 31, 2008 (in thousands):

	2008	2007	2006
Deferred tax assets:
Current assets:
Accrued liabilities and other	$3,815	$1,398	$847
Non-current assets:
Net operating loss carryforward	46,663	47,438	46,477
Intangible asset, net of amortization	185	—	292
Depreciation and other	3,711	2,360	1,390
Research and development and other tax credits	62	—	3,190

Non-current deferred tax assets	50,621	49,798	51,349

Total	54,436	51,196	52,196
Less valuation allowance for net deferred tax assets	(54,436)	(51,196)	(52,196)

Deferred tax assets, net	$—	$—	$—

        Substantially all of the Company's pre-tax losses are derived from a domestic entity. In the event the valuation allowance is reversed in the future, tax benefits as of December 31, 2008 shall be allocated as follows (in thousands):

Income tax benefit resulting from operations	$53,201
Additional paid-in capital	1,235

Total valuation allowance	$54,436

        Actual income tax expense differs from amounts computed by applying the U.S. federal income tax rate of 34% to pretax loss from continuing operations as a result of the following for the year ended December 31, 2008 (in thousands):

	2008	2007	2006
Computed expected tax benefit	$(3,279)	$(2,977)	$(5,408)
State income taxes, net of federal benefit	4	(381)	(429)
Nondeductible expenses	246	360	244
Change in valuation allowance	3,035	3,021	5,617

Actual tax expense	$6	$23	$24

        As of December 31, 2008, the Company had net operating loss carry forwards for federal and state income tax purposes of approximately $122.0 million and $78.0 million, respectively, which will commence expiration in 2011.

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

        The Company will recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company recognized no interest or penalties during the year ended December 31, 2008. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within 12 months of December 31, 2008.

        The Company does not expect any material increase or decrease in its income tax expense during the next twelve months related to examinations or changes in uncertain tax positions.

        The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions. Tax years 2005 and forward remain open for examination for federal tax purposes and tax years 2004 and forward remain open for examination for the Company's more significant state tax jurisdictions. To the extent utilized in future years' tax returns, net operating loss and capital loss carryforwards at December 31, 2008 will remain subject to examination until the respective tax year of utilization is closed.

(15) Quarterly Financial Results (unaudited)

        The following table has been adjusted for the effects of discontinued operations discussed in Note 4 and certain adjustments discussed in Note 6.

Quarterly Results of Operations (unaudited)
(in thousands except for per share information)

	Total Revenue	Gross Profit	Loss From Continuing Operations, Net of Tax	Income (Loss) From Discontinued Operations	Net Income (Loss)	Net Income (Loss) Per Share
Quarter Ended:
December 31, 2008	$21,937	$13,466	$(2,218)	$—	$(2,218)	$(0.03)
September 30, 2008	18,997	10,401	(2,214)	—	(2,214)	(0.03)
June 30, 2008	16,916	8,425	(4,279)	—	(4,279)	(0.06)
March 31, 2008	15,886	8,508	(934)	—	(934)	(0.01)
December 31, 2007	$12,357	$5,100	$(3,797)	$(102)	$(3,899)	$(0.05)
September 30, 2007	11,936	5,307	(3,036)	153	(2,883)	(0.04)
June 30, 2007	9,873	3,348	(3,228)	(36)	(3,264)	(0.05)
March 31, 2007	8,829	2,433	(4,108)	5,397	1,289	0.02

        The following table summarizes the quarterly effects of the adjustments discussed in Note 6 (in thousands):

	Quarter Ended March 31, 2008		Quarter Ended June 30, 2008		Quarter Ended September 30, 2008
	Previously Reported	As Adjusted	Previously Reported	As Adjusted	Previously Reported	As Adjusted
Consolidated Statements of Operations:
Cost of services	$6,095	$7,378	$6,879	$8,491	$7,159	$8,596
Gross profit	9,791	8,508	10,037	8,425	11,838	10,401
Operating expenses (formerly selling, general and administrative expenses)	9,934	8,651	11,753	10,141	11,653	10,216

	Quarter Ended March 31, 2007		Quarter Ended June 30, 2007		Quarter Ended September 30, 2007
	Previously Reported	As Adjusted	Previously Reported	As Adjusted	Previously Reported	As Adjusted
Consolidated Statements of Operations:
Cost of services	$5,076	$6,396	$5,496	$6,525	$5,739	$6,629
Gross profit	3,753	2,433	4,377	3,348	6,197	5,307
Operating expenses (formerly selling, general and administrative expenses)	7,015	5,695	7,120	6,091	8,741	7,851

	Quarter Ended December 31, 2007
	Previously Reported	As Adjusted
Consolidated Statements of Operations:
Cost of services	$5,993	$7,257
Gross profit	6,364	5,100
Operating expenses (formerly selling, general and administrative expenses)	9,612	8,348

(16) Subsequent Events

        The Company's credit facilities with Gemino, Comerica, and Safeguard were amended in January 2009 and February 2009. See Note 8 for a detailed discussion of the terms of each amended facility. The below chart summarizes the key features of each facility after the February 2009 amendments were consummated:

	Gemino Facility		Comerica Facility		New Mezzanine Facility
	December 31, 2008	As Amended February 2009*	December 31, 2008	As Amended February 2009*	December 31, 2008	As Amended February 2009
Maximum availability (in thousands)	$8,000	$8,000	$11,250	$12,000	$21,000	$30,000
Maturity date	January 2009*	January 2010	February 2009*	March 2010	April 2009	April 2010
Stated interest rate	30-day LIBOR (subject to minimum of 2.5%) plus 5.25%	30-day LIBOR (subject to minimum of 2.5%) plus 6.0%	Comerica's prime rate minus 0.5% or at a rate equal to 30-day LIBOR plus 2.45%	At the Company's option: i) 0.5% plus greater of Comerica's prime rate or 1.75%, or ii) 30-day LIBOR plus 2.40%	13%	14%
Warrants issued at closing (shares in thousands)	N/A	None	N/A	None	N/A	500 fully vested warrants with a term of five years and exercise price equal to $1.376
Renewal fee	Not applicable	$40 thousand	Not applicable	$10 thousand	Not applicable	$0.3 million
Financial covenants	Minimum adjusted EBITDA of $2.9 million, maximum borrowing ratio, maximum capital expenditures of $4.0 million, and Minimum Liquidity of $2.0 million (See Note 8)	Fixed charge coverage ratio, maximum capital expenditures of $7.5 million, and Minimum Liquidity of $3.0 million (See Note 8)	Minimum adjusted EBITDA of $2.9 million (See Note 8)	Fixed charge coverage ratio (See Note 8)	Cross default under violations of Comerica and Gemino financial covenants	Cross default under violations of Comerica and Gemino financial covenants

*
The Company extended the maturity date of its credit facilities with Gemino and Comerica in January 2009 to allow for necessary time for amendments of such facilities to be executed in February 2009.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, because of the continuing unremediated material weaknesses in internal control over financial reporting discussed in Management's Report on Internal Control Over Financial Reporting below, our disclosure controls and procedures were not effective as of December 31, 2008. In light of the material weaknesses, we performed additional post-closing procedures and analyses, which are not part of our internal control over financial reporting, in order to prepare the Consolidated Financial Statements included in this report. As a result of these procedures we believe our Consolidated Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

(b)   Management's Report on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements contained herein.

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

        We evaluated our internal control over financial reporting as of December 31, 2008. In making our assessment, we used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). We concluded that as of December 31, 2008, our internal control over financial reporting was not effective due to the existence of the following material weaknesses:

        Our accounting and finance organization lacks policies and procedures that are effective at ensuring that financial reporting risks, including changes therein, within its accounting processes are identified in a timely manner and corresponding control activities are implemented. This material weakness contributed to the material weaknesses described below.

        Our in-house billing system implemented in June 2008 did not include adequately designed internal controls to ensure the accuracy of pricing and contractual allowance information entered into our in-house billing system which is used to determine the amount of revenue and accounts receivable to recognize, and therefore, such internal controls were not designed or operating effectively. This material weakness resulted in an overstatement of accounts receivable and revenue, which was corrected within the annual consolidated financial statements contained herein.

        We did not design and maintain certain internal controls over our estimate of the allowance for doubtful accounts to ensure that changes in collection experience, and other relevant factors, were properly considered in the estimate of the allowance for doubtful accounts. This material weakness resulted in a misstatement of the allowance for doubtful accounts and bad debt expense. These misstatements were corrected within the annual consolidated financial statements contained herein.

        This Annual Report on Form 10-K does not include an attestation report of our independent auditors, KPMG LLP, regarding internal control over financial reporting. Management's report was not subject to attestation by our independent auditors pursuant to the temporary rules of the SEC that permit us to provide only management's report within this Annual Report on Form 10-K.

(c)   Change in Internal Control over Financial Reporting

        There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d)   Remediation of Material Weakness

        We have commenced efforts to address the three material weaknesses in our internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures as of December 31, 2008. Our plans include the following actions:

  •
  We will enhance our payor set-up documentation to include all appropriate fields to ensure an accurate recording of accounts receivable and revenue.

  •
  We will hire a Manager of Billing Planning and Analysis to ensure that there is a timely and accurate review of the key reports generated from our in-house billing system which supports the reporting of our accounts receivable and revenue.

  •
  We will enhance the training and supervision of accounting personnel who are responsible for monthly analysis of key accounts receivable and revenue reports generated from our in-house billing system.

  •
  We will continue to enhance our analysis of the calculation of the allowance for doubtful accounts so as to ensure the analysis adequately considers our overall collection experience and all other relevant factors, including, but not limited to, receivable age, payor class, and industry trends.

        Although the remediation efforts are underway, the above material weaknesses will not be considered remediated until new controls over financial reporting are fully designed and operating effectively for an adequate period of time.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors and Corporate Governance

Directors

        We incorporated herein by reference the information contained under the captions "ELECTION OF DIRECTORS," "ELECTION OF DIRECTORS—ADDITIONAL INFORMATION" and "BOARD COMMITEES" in our definitive Proxy Statement for our 2009 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance

        We incorporated herein by reference the information contained under the caption "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in our definitive Proxy Statement for our 2009 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

Code of Ethics

        We incorporated herein by reference the information contained under the caption "Corporate Governance Guidelines and Code of Ethics" in our definitive Proxy Statement for our 2009 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

Item 11.    Executive Compensation

        We incorporated herein by reference the information contained under the captions "COMPENSATION DISCUSSION AND ANALYSIS," "COMPENSATION COMMITTEE REPORT," "EXECUTIVE COMPENSATION" and "Compensation Committee Interlocks and Insider Participation" in our definitive Proxy Statement for our 2009 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

        The information incorporated herein by reference to the information under the caption "COMPENSATION COMMITTEE REPORT" in the definitive Proxy Statement for our 2009 annual meeting of stockholders shall be deemed furnished, and not filed, in this Report and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, as a result of this furnishing, except to the extent that we specifically incorporate it by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        We incorporated herein by reference the information contained under the caption "SECURITY OWNERSHIP OF DIRECTORS AND OFFICERS AND BENEFICIAL OWNERS OF MORE

THAN 5% OF THE COMPANY'S ISSUED AND OUTSTANDING COMMON STOCK" in our definitive Proxy Statement for our 2009 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

        The following table shows aggregated information as of December 31, 2008 with respect to all of our compensation plans, agreements and arrangements under which our equity securities were authorized for issuance. More detailed information with respect to our stock-based compensation is included in Note 12 to the Consolidated Financial Statements.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders:	4,981,655	$1.62	1,892,346
Equity compensation not approved by security holders(1):	1,350,000	1.32	—

Total:	6,331,655	$1.55	1,892,346

(1)
Represents inducement stock option grants to certain officers that were made upon commencement of employment by such officers with us that were outstanding as of December 31, 2008. In July 2004, the Board of Directors granted our Chief Executive Officer, as an inducement to his employment, a stand-alone option agreement to purchase 0.75 million shares of our common stock for a purchase price of $1.58 per share. In September 2004, the Board of Directors granted our Chief Medical Officer, as an inducement to his employment, a stand-alone option agreement to purchase 0.4 million shares of our common stock of for a purchase price of $1.04. Each option holder may purchase up to 25% of the shares under each option on the first anniversary of the option grant date and the right to purchase the remaining shares vests in equal monthly installments so that each option is fully vested four years after the date of grant. In addition, the Company's former Chief Financial Officer resigned during the quarter ended June 30, 2008. In connection with his resignation, the Company cancelled and re-granted 0.2 million fully-vested common stock options for a purchase price of $0.90 and term expiring in June 2016.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        We incorporated herein by reference the information contained under the caption "TRANSACTIONS WITH RELATED PERSONS", "ELECTION OF DIRECTORS-ADDITIONAL INFORMATION" and "BOARD COMMITTEES" in our definitive Proxy Statement for our 2009 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

Item 14.    Principal Accounting Fees and Services

        We incorporated herein by reference the information contained under the caption "INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM—Audit Fees" in our definitive

Proxy Statement for our 2009 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)   Financial Statements and Schedules

        The following financial statements and schedules listed below are included in this Form 10-K:

  Financial Statements (See Item 8)
  Report of Independent Registered Public Accounting Firm
  Consolidated Balance Sheets as of December 31, 2008 and 2007
  Consolidated Statements of Operations for the fiscal years ended December 31, 2008, 2007, and 2006
  Consolidated Statements of Stockholders' (Deficit) Equity and Comprehensive Loss for the fiscal years ended December 31, 2008, 2007 and 2006
  Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2008, 2007, and 2006
  Notes to Consolidated Financial Statements
   Financial Statement Schedule:
  Schedule II—Valuation and Qualifying Accounts for the fiscal years ended December 31, 2008, 2007, and 2006

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

			Incorporated Filing Reference
Exhibit Number		Description	Form Type & Filing Date	Original Exhibit Number
2.1		Asset Purchase Agreement, dated March 8, 2007, by and between Clarient, Inc., Carl Zeiss Mercury, Inc., and Carl Zeiss MicroImaging, Inc.	Form 10-Q 5/9/07	2.1
3.1	†	Certificate of Incorporation of the Company (as amended)	—	—
3.2		By-laws of Clarient Inc. (as amended through October 15, 2007)	Form 10-Q 11/5/07	3.1
4.1		Amended and Restated Rights Agreement between Clarient, Inc. and Mellon Investor Services LLC dated August 30, 2004	Form 10-K 3/15/05	3.6
10.1		Master Security Agreement, dated July 15, 2003, between Clarient, Inc. and General Electric Capital Corporation	Form 10-Q 11/14/03	10.1
10.2		Amendment to Master Security Agreement, dated July 31, 2003, between Clarient, Inc. and General Electric Capital Corporation	Form 10-Q 11/14/03	10.2
10.3		Loan and Security Agreement, dated September 29, 2006, between Clarient, Inc., Clarient Diagnostic Services, Inc., CLRT Acquisition, LLC and General Electric Capital Corporation	Form 8-K 10/5/06	99.2
10.4		Third Amended and Restated Unconditional Guaranty, dated January 17, 2007, to Comerica Bank provided by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 10-Q 5/9/07	10.2
10.5		Amended and Restated Reimbursement and Indemnity Agreement, dated January 17, 2007, by Clarient, Inc. in favor of Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 10-Q 5/9/07	10.3
10.6		Consent and First Amendment to Loan and Security Agreement, dated January 17, 2007, by and between Clarient, Inc., Clarient Diagnostic Services, Inc., CLRT Acquisition, LLC and General Electric Capital Corporation	Form 10-Q 5/9/07	10.6
10.7		Common Stock Purchase Warrant, dated January 17, 2007, for 100,000 shares issued to Safeguard Delaware, Inc.	Form 10-Q 5/9/07	10.7
10.8		Consent and Second Amendment to Loan and Security Agreement, dated March 6, 2007, by and between Clarient, Inc., Clarient Diagnostic Services, Inc., CLRT Acquisition, LLC and General Electric Capital Corporation	Form 10-Q 5/9/07	10.13

			Incorporated Filing Reference
Exhibit Number		Description	Form Type & Filing Date	Original Exhibit Number
10.9		Senior Subordinated Revolving Credit Agreement, dated March 7, 2007, by and between Clarient, Inc. and Safeguard Delaware, Inc.	Form 10-Q 5/9/07	10.9
10.10		Common Stock Purchase Warrant, dated March 7, 2007, for 125,000 shares issued to Safeguard Delaware, Inc.	Form 10-Q 5/9/07	10.10
10.11	†	Employment Agreement dated as of December 15, 2008 between Clarient, Inc. and Ronald A. Andrews	—	—
10.12	†	Employment Agreement dated as of December 15, 2008 between Clarient, Inc. and David J. Daly	—	—
10.13	†	Employment Agreement dated as of December 15, 2008 by and among Clarient, Inc., Clarient Pathology Services Inc., and Dr. Kenneth J. Bloom	—	—
10.14		Common Stock Purchase Warrant, dated March 7, 2007, for 62,500 shares issued to Safeguard Delaware, Inc.	Form 10-Q 5/9/07	10.11
10.15		Form of Common Stock Purchase Warrant to be issued to Safeguard Delaware, Inc. (for that number of shares to be determined in connection with usage by the Company under the Senior Subordinated Revolving Credit Agreement by and between Clarient, Inc. and Safeguard Delaware, Inc.)	Form 10-Q 5/9/07	10.12
10.16		First Amendment to Amended and Restated Reimbursement and Indemnity Agreement, dated March 6, 2007, by Clarient, Inc. in favor of Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 10-K 4/1/08	10.28
10.17		Third Amendment to Loan and Security Agreement, dated March 14, 2007, by and between Clarient, Inc., Clarient Diagnostic Services, Inc., CLRT Acquisition, LLC and General Electric Capital Corporation	Form 10-Q 5/9/07	10.14
10.18		Common Stock Purchase Warrant, dated April 18, 2007, for 166,667 shares issued to Safeguard Delaware, Inc.	Form 10-Q 5/9/07	10.15
10.19		Fourth Amendment and Waiver to Loan and Security Agreement dated October 20, 2007, by and among Clarient, Inc., Clarient Diagnostic Services, Inc. and General Electric Capital Corporation	Form 8-K 11/5/07	99.1
10.20		Amended and Restated Loan Agreement dated February 28, 2008, by and between Clarient, Inc. and Comerica Bank	Form 10-K 4/1/08	10.35
10.21		Affirmation of Guaranty, dated February 28, 2008, to Comerica Bank provided by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 10-K 4/1/08	10.36
10.22		Amended and Restated Senior Subordinated Revolving Credit Agreement, dated March 14, 2008, by and between Clarient, Inc. and Safeguard Delaware, Inc.	Form 8-K 3/17/08	10.1
10.23		Registration Rights Agreement, dated March 14, 2008, by and among Clarient, Inc., Safeguard Delaware, Inc., Safeguard Scientifics, Inc., and Safeguard Scientifics (Delaware), Inc.	Form 8-K 3/17/08	10.2

			Incorporated Filing Reference
Exhibit Number		Description	Form Type & Filing Date	Original Exhibit Number
10.24		Form of Common Stock Purchase Warrant to be issued pursuant to the Amended and Restated Senior Subordinated Credit Agreement, dated March 14, 2008	Form 8-K 3/17/08	10.3
10.25	†	Second Amendment to Amended and Restated Reimbursement and Indemnity Agreement, dated March 14, 2008, by Clarient, Inc. in favor of Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	—	—
10.26		Securities Purchase Agreement, dated February 26, 2003, by and between the Clarient, Inc. and Safeguard Delaware, Inc.	Form 8-K 2/28/03	99.1
10.27		Securities Purchase Agreement, dated February 10, 2004, by and between Clarient, Inc. and Safeguard Delaware, Inc.	Form 8-K 2/12/04	99.2
10.28		Securities Purchase Agreement, dated March 25, 2004, by and among Clarient, Inc. and the purchasers' signatories thereto	Form 8-K 4/1/04	99.1
10.29		Warrant to Purchase 50,000 Shares of Common Stock, dated August 1, 2005, issued to Safeguard Scientifics (Delaware), Inc.	Form 8-K 8/4/05	99.4
10.30		Securities Purchase Agreement, dated November 8, 2005, by and among the Company and the investors named therein	Form 8-K 11/9/05	99.1
10.31		Form of Common Stock Purchase Warrant, dated November 8, 2005, issued pursuant to Securities Purchase Agreement	Form 8-K 11/9/05	99.3
10.32		Securities Purchase Agreement, dated September 22, 2006, by and between the Clarient, Inc. and Safeguard Delaware, Inc.	Form 8-K 9/25/06	10.1
10.33		Form of Common Stock Warrant, dated September 22, 2006, to be issued pursuant to the Securities Purchase Agreement	Form 8-K 9/25/06	10.2
10.34		Consulting Agreement dated as of April 8, 2005 between Clarient, Inc. and Dr. Richard J. Cote	Form 8-K 4/15/05	10.1
10.35	*	Compensation Summary—Non-employee Directors	Form 10-K 3/27/07	10.20
10.36	*	1996 Equity Compensation Plan, as amended	Form 10-Q 11/9/04	10.12
10.37	*	Form of Option Award Certificate	Form 8-K 12/1/04	10.1
10.38	*	Form of Stock Option Grant Certificate to be used in connection with 2006 option grants to certain management level employees	Form 8-K 3/2/06	99.2
10.39	*	2007 Incentive Award Plan	Form 8-K 6/29/07	99.1
10.40	*	Form of Stock Option Agreement (in connection with 2007 Incentive Award Plan)	Form 8-K 7/16/07	99.1
10.41	*	Form of Restricted Stock Award (in connection with 2007 Incentive Award Plan)	Form 8-K 11/20/07	99.1

			Incorporated Filing Reference
Exhibit Number		Description	Form Type & Filing Date	Original Exhibit Number
10.42		Facility Lease between Clarient, Inc. and 31 Columbia, Inc. dated July 20, 2005	Form 10-Q 8/8/05	10.2
10.43		Commitment Letter from Safeguard Scientifics, Inc. dated as of June 19, 2006	Form 8-K 6/20/06	10.3
10.44		First Amendment and Waiver to Amended and Restated Loan Agreement dated as of March 14, 2008, by and between Comerica Bank and Clarient, Inc.	Form 10-Q 5/16/08	10.2
10.45		Second Amendment to Amended and Restated Loan Agreement by and between Comerica Bank and Clarient, Inc., dated as of March 21, 2008	Form 10-K 4/1/08	10.82
10.46	*	Employment Agreement dated as of April 24, 2008 between Clarient, Inc. and Dr. Michael J. Pellini	Form 8-K 4/28/08	10.1
10.47	*	2008 Management Incentive Plan	Form 10-Q 5/16/08	10.8
10.48	*	Separation Agreement dated as of May 21, 2008 by and among Clarient, Inc. and James V. Agnello	Form 8-K 5/22/08	99.2
10.49	*	Stock Option Agreement dated May 30, 2008 between Clarient, Inc. and Michael Pellini, M.D.	Form 10-Q 8/11/08	10.3
10.50	*	Stock Option Agreement dated June 10, 2008 between Clarient, Inc. and Raymond J. Land	Form 10-Q 8/11/08	10.4
10.51		Credit Agreement, dated as of July 31, 2008, by and among Clarient, Inc., Clarient Diagnostic Services, Inc., ChromaVision International, Inc. and Gemino Healthcare Finance, LLC	Form 8-K 8/5/08	10.1
10.52		Third Amendment and Waiver to Amended and Restated Loan Agreement, dated as of July 31, 2008, by and between Comerica Bank and Clarient, Inc.	Form 8-K 8/5/08	10.2
10.53		First Amendment and Consent of Amended and Restated Senior Subordinated Revolving Credit Agreement, dated July 31, 2008, by and between Clarient, Inc. and Safeguard Delaware, Inc.	Form 8-K 8/5/08	10.3
10.54	†	Management Services Agreement dated July 1, 2008 by and between Clarient, Inc. and Clarient Pathology Services, Inc.	—	—
10.55	†	Professional Services Agreement dated July 1, 2008 by and between Clarient Diagnostic Services, Inc. and Clarient Pathology Services, Inc.	—	—
10.56	†	Letter of Understanding dated June 29, 2008 from Clarient Pathology Services, Inc. to Clarient, Inc.	—	—
10.57		Employment Agreement dated as of May 28, 2008 between Clarient, Inc. and Raymond J. Land	Form 8-K 5/29/08	10.1
21	†	Subsidiaries of the Registrant	—	—

Incorporated Filing Reference
Exhibit Number		Description	Form Type & Filing Date	Original Exhibit Number
23	†	Consent of Independent Registered Public Accounting Firm—KPMG LLP	—	—
31.1	†	Certification of Ronald A. Andrews pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934	—	—
31.2	†	Certification of Raymond J. Land pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934	—	—
32.1	†	Certification of Ronald A. Andrews pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	—	—
32.2	†	Certification of Raymond J. Land pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	—	—

†
Filed herewith

*
These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or executive officers of the Registrant may participate.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized on March 19, 2009.

CLARIENT, INC.
By:	/s/ RONALD A. ANDREWS Ronald A. Andrews Vice Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 19, 2009.

Signatures	Title(s)

/s/ RONALD A. ANDREWS Ronald A. Andrews	Vice Chairman and Chief Executive Officer (Principal Executive Officer)
/s/ RAYMOND J. LAND Raymond J. Land	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ JAMES A. DATIN James A. Datin	Chairman of the Board of Directors
/s/ PETER J. BONI Peter J. Boni	Director
/s/ STEPHEN T. ZARRILLI Stephen T. Zarrilli	Director
/s/ MICHAEL J. PELLINI, M.D. Michael J. Pellini, M.D	Director
/s/ FRANK P. SLATTERY, JR. Frank P. Slattery, Jr.	Director
/s/ DENNIS M. SMITH, M.D. Dennis M. Smith, M.D.	Director
/s/ GREGORY WALLER Gregory Waller	Director
/s/ JON R. WAMPLER Jon R. Wampler	Director

CLARIENT, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Amounts Charged Against Valuation Account	Balance at End of Period
Year ended December 31, 2006:
Allowance for doubtful accounts	$947	$549	$456	$1,040

Year ended December 31, 2007:
Allowance for doubtful accounts	$1,040	$3,558	$1,228	$3,370

Year ended December 31, 2008:
Allowance for doubtful accounts	$3,370	$12,199	$7,524	$8,045