Form 10-K/A
period 2008-12-31
CLARIENT, INC
filed 2009-04-30
CIK 1038223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

Commission File Number 0-22677

CLARIENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2649072
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

31 Columbia Aliso Viejo, CA	92656-1460
(Address of principal executive offices)	(Zip code)

(949) 425-5700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 ?of the Exchange Act).  Yes ☐   No ☒

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $59,050,958 based on the closing price as reported on The NASDAQ Capital Market.

The number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding at April 15, 2009
Common Stock, $.01 par value per share	77,246,331 shares

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Explanatory Note

We are filing this Amendment No. 1 on Form 10-K/A to amend our Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission, or the SEC, on March 19, 2009, which we refer to herein as the Original 10-K, to include responses to the items required by Part III.  In addition, on the cover page, (i) the reference in the Original 10-K to the incorporation by reference of the proxy statement for our 2009 annual stockholders’ meeting has been deleted, as has the reference to rights to purchase Series C Preferred Stock being registered pursuant to Section 12(b) of the Exchange Act, (ii) the information regarding delinquent filers has been updated and (iii) the information with respect to the number of outstanding shares of our common stock has been updated.

Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, provides that any amendment to a report required to be accompanied by the certifications specified in Rule 13a-14 or 15d-14 must be accompanied by new certifications of the principal executive officer and principal financial officer.  These certifications are therefore also included as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except for the amendments and updates described above, this Amendment No. 1 on Form 10-K/A does not modify or update in any way the Original 10-K.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Directors

Our Board of Directors currently consists of nine members.  As a result of the March 2009 private placement of shares of Series A Convertible Preferred Stock, $0.01 par value, referred to in this report as the Preferred Shares, Oak Investment Partners XII, Limited Partnership, a Delaware limited partnership, or Oak, as the purchaser of such Preferred Shares, is entitled to nominate two directors to our Board of Directors.  Oak nominated Ms. Ann H. Lamont and Mr. Andrew Adams to serve on the Board, and each was duly appointed by the Board effective as of March 26, 2009 to fill the vacancies created by the resignations of Dr. Michael Pellini and Mr. Jon Wampler effective as of the same date.  Dr. Pellini continues to serve as our President and Chief Operating Officer.  All directors are scheduled to serve until the 2009 annual meeting of stockholders.

The names and ages of our directors, their principal occupations or employment during the past five years and other data regarding them, based on information they have provided to us as of February 15, 2009, are set forth below.

Name	Age	Primary Occupation	Director Since

Ronald A. Andrews	49	Chief Executive Officer, Clarient	2004
Peter J. Boni	63	President and Chief Executive Officer, Safeguard Scientifics, Inc.	2005
James A. Datin	46	Executive Vice President and Managing Director, Life Sciences Group, Safeguard Scientifics, Inc.	2005
Frank P. Slattery, Jr.	71	President, Quintus Corporation	2003
Dennis M. Smith, Jr., M.D.	57	Consultant	2006
Gregory D. Waller	59	Chief Financial Officer, Universal Building Products, Inc.	2006
Stephen T. Zarrilli	48	Non-Executive Chairman, Senior Vice President and Chief Financial Officer, Safeguard Scientifics, Inc.	2008
Ann H. Lamont	52	Managing Partner, Oak Investment Partners	2009
Andrew Adams	34	Vice President, Oak Investment Partners	2009

RONALD A. ANDREWS

Mr. Andrews has been our Chief Executive Officer since July 2004 and Vice Chairman since April 2008. He also served as our President from July 2004 through April 2008. Mr. Andrews was Senior Vice President of Global Marketing and Commercial Business Development at Pleasanton, California-based Roche Molecular Diagnostics from 2002 to 2004. In that role, he developed and led the strategic execution for all diagnostic commercial operations. This included the oversight of five Business Sector Vice Presidents responsible for all aspects of global marketing and business development in the areas of blood screening, virology, women’s health, microbiology and automation/emerging diagnostics. Mr. Andrews was also responsible for executive direction of all marketing functions, directed the development of the 10-year Strategic Plan for the organization and completed the reorganization of commercial operations during that period. From 2000 to 2002, Mr. Andrews held two senior executive positions with Indianapolis-based Roche Diagnostics Corporation. As Vice President, U.S. Commercial Operations, Molecular Diagnostics, he directed sales, marketing, technical field support and product development activities and was responsible for United States commercial strategy development for the clinical laboratory market. Prior to that, as Vice President, Marketing, U.S. Commercial Operations, he was responsible for planning and directing all aspects of the Roche U.S. Laboratory Systems Commercial Operations Marketing which included the clinical chemistry, immunochemistry, hematology, near patient testing and molecular markets. From 1995 to 2000, Mr. Andrews was Vice President of Atlanta-based Immucor, Inc. where he helped lead the transition of that company from a reagent manufacturer to an instrument systems company. Prior to Immucor, he spent almost 10 years in management positions of increasing responsibility at Chicago-based Abbott Diagnostics, culminating in the position of Senior Marketing Manager, Business Unit Operations. Mr. Andrews earned a Bachelor’s degree in Biology and Chemistry from Spartanburg, South Carolina-based Wofford College in 1981 and participated extensively in the executive development programs at both Roche and Abbott Labs.

PETER J. BONI

Mr. Boni has been President and Chief Executive Officer and a director of Safeguard Scientifics, Inc., or Safeguard, since August 2005. Prior to joining Safeguard, Mr. Boni was an Operating Partner for Advent International, Inc., a global private equity firm with $10 billion under management, from April 2004 to August 2005; Chairman and Chief Executive Officer of Surebridge, Inc., an applications outsourcer serving the mid-market, from March 2002 to April 2004; Managing Principal of Vested Interest LLC, a management consulting firm, from January 2001 to March 2002; and President and Chief Executive Officer of Prime Response, Inc., an enterprise applications software provider, from February 1999 to January 2001. Mr. Boni holds a B.A. from the University of Massachusetts at Amherst.

JAMES A. DATIN

Mr. Datin joined Safeguard as Executive Vice President and Managing Director, Life Sciences Group in September 2005. Mr. Datin served as Chief Executive Officer of Touchpoint Solutions, Inc., a provider of software that enables customers to develop and deploy applications, content and media on multi-user interactive devices, from December 2004 to June 2005; Group President in 2004 and Group President, International, from 2001 to 2003, of Dendrite International, Inc., a provider of sales, marketing, clinical and compliance solutions and services to global pharmaceutical and other life sciences companies; Group Director, Corporate Business Strategy and Planning at GlaxoSmithKline, from 1999 to 2001, where he also was a member of the company’s Predictive Medicine Board of Directors that evaluated acquisitions and alliances; and Chief Executive Officer of Isuta Holdings Berhad, a publicly traded distributor and manufacturer of medical and clean room products, from 1997 to 1999. His prior experience also includes international assignments with and identifying strategic growth opportunities for E Merck and Baxter. Mr. Datin is Chairman of our Board of Directors.

FRANK P. SLATTERY, JR.

Mr. Slattery has served as President of Quintus Corporation, an originator of new companies utilizing science from several universities, since June 1994. Prior to March 1994, Mr. Slattery served as President and Chief Executive Officer and as a director of LFC Financial Corporation, a diversified financial corporation. Mr. Slattery is a trustee and a member of the Executive Committee and Finance Committee of the Jefferson Health System, Inc. and Chairman of the Board of Main Line Health. He also serves as a trustee and Chairman of the Board of Riddle Health System. He is Chairman of the Board and a member of the governance committee of PolyMedix, Inc. (OTC: PYMX). In addition, Mr. Slattery is a director of numerous private companies, primarily engaged in technology ventures. Mr. Slattery received an A.B. degree from Princeton University and a J.D. degree from the University of Pennsylvania Law School.

DENNIS M. SMITH, JR., M.D.

Dr. Smith provides consulting and management services to the healthcare industry and to venture capital firms. Dr. Smith has over 25 years of experience in healthcare management, outreach laboratory, pathology, laboratory medicine, and blood banking. He is a board-certified clinical and anatomic pathologist and transfusion medicine specialist. From 1997 to 2005, Dr. Smith served on the executive management team and Board of Directors of AmeriPath, Inc., a provider of diagnostic laboratory services. While at AmeriPath, Dr. Smith served as Senior Vice President and Medical Director from 1997 to 2001, Chief Medical Officer from 2001 to 2003 and Executive Director of AmeriPath’s Center for Advanced Diagnostics from 2003 to 2005. In addition, Dr. Smith served on AmeriPath Inc.’s Board of Directors from 2001 to 2003 and as the Executive Vice President of Genomic Strategies with AmeriPath from 2001 to 2005.

GREGORY D. WALLER

Mr. Waller’s career spans more than 30 years of experience in the healthcare industry and encompasses a variety of financial and operational functions both in the U.S. and abroad. He was with Sybron Dental, a manufacturer of high technology dental, dental implant, and infection prevention products, for more than 24 years in a variety of capacities, including more than a decade as Chief Financial Officer. Prior to being named Chief Financial Officer, he was Vice President of European operations for Kerr Corporation and Vice President and Controller of Ormco, each of which is a subsidiary of Sybron Dental. Mr. Waller currently serves as a member of the Board of Directors as well as the chairman of the audit committee for Endologix, Inc. (NASDAQ: ELGX), a developer and manufacturer of minimally invasive treatments for vascular diseases, and SenoRx, Inc. (NASDAQ: SENO), a developer and manufacturer of minimally invasive medical devices used by breast care specialists for the diagnosis and treatment of breast cancer. Mr. Waller also serves as a member of the Board of Directors and as the chairman of the audit committee for Alsius Corporation (NASDAQ: ALUS), a developer of advanced intravascular temperature management therapies for critically ill patients in the intensive care, emergency department, or surgical setting, and CardioGenesis Corporation (OTC: CGCP.PK), a global leader in products and technologies to treat severe angina pain. Mr. Waller has a B.A. degree in Political Science and an M.B.A. degree in Accounting from California State University at Fullerton.

STEPHEN T. ZARRILLI

Mr. Zarrilli has served as Senior Vice President and Chief Financial Officer of Safeguard since June 2008. Prior to joining Safeguard, Mr. Zarrilli co-founded, in 2004, the Penn Valley Group, a middle-market management advisory and private equity firm, and served as a Managing Director until June 2008, and continues to serve as non-executive chairman of the Penn Valley Group. While at the Penn Valley Group, Mr. Zarrilli also served as Acting Senior Vice President, Acting Chief Administrative Officer and Acting Chief Financial Officer of Safeguard from December 2006 to June 2007. Mr. Zarrilli also served as the Chief Financial Officer, from 2001 to 2004, of Fiberlink Communications Corporation, a provider of remote access VPN solutions for large enterprises; as the Chief Executive Officer, from 2000 to 2001, of Concellera Software, Inc., a developer of content management software; as the Chief Executive Officer, from 1999 to 2000, and Chief Financial Officer, from 1994 to 1998, of US Interactive, Inc. (at the time a public company), a provider of internet strategy consulting, marketing and technology services; and, previously, with Deloitte & Touche from 1983 to 1994. Mr. Zarrilli is a director and chairman of the audit committee of NutriSystem, Inc. (NASDAQ: NTRI).  Mr. Zarrilli is a C.P.A. and holds a B.A. degree in Accounting from LaSalle University

ANN H. LAMONT

Ms. Lamont has been with Oak since 1982.  She became a Managing Partner in 2006 and prior to that served as General Partner from 1986.  Ms. Lamont leads the healthcare and financial services information technology teams at Oak.  Prior to joining Oak, Ms. Lamont was a research associate with Hambrecht & Quist.  Ms. Lamont serves on the boards of numerous private companies including CareMedic Systems, Inc., NetSpend Corporation, PharMedium, Franklin & Seidelmann, LLC, Pay Flex Systems USA, Inc., United BioSource Holding LLC and iHealth Technologies, Inc.  Ms. Lamont currently serves on the Stanford University Board of Trustees and has also served on the Executive Board of the National Venture Capital Association.  Ms. Lamont received a B.A. degree in Political Science from Stanford University.

ANDREW ADAMS

Mr. Adams joined Oak in October 2003 and currently serves as a Vice President of Oak. Mr. Adams focuses on investments in the healthcare and financial services technology industries. Prior to joining Oak, Mr. Adams was a Senior Associate with Capital Resource Partners, a mezzanine capital firm, from 1999 to 2003, where he focused on investments in healthcare and business services companies. Mr. Adams also served as a Financial Analyst in the media and communications group of Deutsche Banc Alex. Brown from 1997 to 1999. Mr. Adams received a B.A. degree in History from Princeton University.

Audit Committee and Audit Committee Financial Expert

During fiscal year 2008, the Audit Committee of the Board consisted of Messrs. Waller (Chairman), Slattery and Wampler.  The Audit Committee of the Board currently consists of Messrs. Waller (Chairman) and Slattery, and Dr. Smith, each of whom is financially literate.  The Board of Directors has determined that Messrs. Waller and Slattery, and Dr. Smith are “independent” within the meaning of The NASDAQ Stock Market corporate governance requirements, as well as with respect to the enhanced independence standards applicable to audit committees pursuant to Rule 10A-3(b)(i) under the Exchange Act.  The Board has determined that Mr. Slattery and Mr. Waller are “audit committee financial experts” as defined by applicable SEC rules.

Executive Officers and Other Key Personnel

The information with respect to executive officers and other key personnel required by this Item 10 is set forth in Part I, Item 4A of the Original 10-K.

Family Relationships

There are no relationships between any of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and to submit copies to the NASDAQ Capital Market.  Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

The rules of the SEC require that we disclose late filings of reports of stock ownership by our directors, executive officers and greater than 10% stockholders.  To our knowledge, based solely on our review of such filings and written representations from these reporting persons, all requisite filings were timely made during 2008, except that Jon R. Wampler, a former director, failed to timely file a Form 4 to report an open market purchase of shares of our common stock in November 2008.  Mr. Wampler filed a Form 5 on February 13, 2009 to report this transaction.

Code of Ethics

Our Board has adopted a Statement on Corporate Governance and a Code of Ethics applicable to all directors, officers and employees.  Both documents are available on our website (www.clarientinc.com) under “Investor Relations—Corporate Governance.”  We will provide a copy of these documents to any person, without charge, upon request by writing to us at Clarient, Inc., Office of Investor Relations, 31 Columbia, Aliso Viejo, CA 92656.  We will post on our website any amendments to or waivers of our Code of Ethics that relate to our directors or executive officers.  Our website is not part of this report.  All references to our website address are intended to be inactive textual references only.

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

•                  providing short term compensation opportunities through our Management Incentive Program, or MIP; and

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

Elements of Executive Compensation

General

As described above, the aggregate compensation paid to our executive officers in 2008 was comprised of three primary elements: base salary, annual incentive compensation and long-term compensation. These elements, which are described in more detail below, are designed to both attract and retain our executive officers and align their interests with those of our shareholders.

The Compensation Committee considers all aspects of compensation for our Chief Executive Officer, Chief Financial Officer and the other individuals included in the Summary Compensation Table (referred to as the Named Executive Officers) and our other executive officers. The Compensation Committee reviews each element of executive compensation with respect to its review of each executive’s compensation package and makes its determinations based on corporate and individual performance, as well as general market conditions affecting executive compensation.

From time to time in the course of recruiting for executive officers, we have engaged professional recruiting firms. Our management obtains information from these recruiters concerning the competitive environment for high-quality candidates and the compensation package needed to attract and retain these candidates. We provide the Compensation Committee the information provided by these recruiters, and the Compensation Committee takes that information into consideration when determining the appropriate elements of compensation for new and existing executive officers.

Other important factors in determining executive compensation include the background of the individual Named Executive Officers and the other executive officers, their industry knowledge and their experiences in elements of the business that are or are expected to be strategic to our success.

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

Base Salary

For 2008, the Compensation Committee considered whether to increase the base salaries of our Named Executive Officers. In its review, the Compensation Committee considered the executive’s position, experience, performance (with emphasis on 2007 performance), market information concerning compensation of comparable positions at other companies of similar size and stage of development as us (based on the general knowledge of our management and the members of the Compensation Committee, as well as information provided by professional recruiters, as described above) and retention concerns.  The Compensation Committee also recognized that the Named Executive Officers had not received base salary increases or any equity incentive awards in 2007.  The factors considered by the Compensation Committee in evaluating the annual performance of the Named Executive Officers included:

•      financial performance, including sales, operating results, and cash flow;

•      leadership, strategic vision and long-term strategic planning; and

•      working closely with the Board of Directors.

Following its review of the various factors described above, the Compensation Committee increased the base salaries of the Named Executive Officers for fiscal 2008.

“At risk” Compensation

The Compensation Committee believes it is important for a significant portion of our Named Executive Officers’ potential compensation to be tied to our future short- and long-term performance so as to align compensation with increases in stockholder value.  Accordingly, the target (and maximum) aggregate compensation opportunity available to our Named Executive Officers is heavily weighted towards annual incentives and long-term compensation, both of which are “at risk” if we do not achieve our short-term and long-term strategic objectives.  This strategy allows us to “pay for performance,” which reflects the Compensation Committee’s philosophy.  A discussion of each of the “at risk” compensation elements follows.

Management Incentive Program (MIP)

The MIP is a key component of the Compensation Committee’s “pay for performance” strategy.  The Compensation Committee has used the MIP to directly tie a significant portion of potential annual cash incentive awards to predetermined target levels for revenues and Adjusted EBITDA for the year.  The Compensation Committee believes that achievement of these annual financial objectives, as well as other non-financial performance objectives (which we call leadership objectives) will, in the long term, lead to improved stockholder value.  In the MIP, each Named Executive Officer has a specific percentage of their base salary eligible for an annual incentive payment.

For 2008, the Compensation Committee established a bonus matrix based on corporate performance objectives that they felt would demonstrate meaningful progress towards achieving our long-term strategic goals.  The MIP for 2008 featured the following components and weightings for our Named Executive Officers and other officers:

•      85% based on achievement of our financial objectives;

•      10% based on the achievement of non-financial corporate objectives; and

•      5% based on the achievement of certain human resource and leadership objectives.

For 2008, the matrix allowed for potential payouts of between 0% and 210% of their MIP target amounts if we achieved or exceeded the following objectives during 2008: (i) positive Adjusted EBITDA of $3.8 million for the year ending December 31, 2008, (ii) revenues of not less than $62.0 million in 2008, and (iii) break even in cash flow from operations by year-end. There was no mandatory minimum award payable under the 2008 MIP. The Compensation Committee, in its discretion, could award bonuses even if the MIP’s objectives were not met.

Under the MIP, our Chief Executive Officer’s target incentive opportunity for 2008 was 75% of base salary and the other Named Executive Officer participants were at 60% or 50% as shown in the table below:

2008 Target Annual Incentive Cash Award Opportunity

Named Executive Officer	2008 Target Annual Incentive Cash Award (% of Base Salary)

Ronald A. Andrews Chief Executive Officer and Vice Chairman	75%

Raymond J. Land (1) Senior Vice President and Chief Financial Officer	60%

James V. Agnello (2) Senior Vice President and Chief Financial Officer	50%

Michael J. Pellini, M.D. (3) President and Chief Operating Officer	60%

David J. Daly Senior Vice President of Commercial Operations	50%

(1)       Mr. Land became our Senior Vice President and Chief Financial Officer in June 2008.

(2)       Mr. Agnello was employed by us as Senior Vice President and Chief Financial Officer from June 2006 until June 2008, at which time his resignation was effective upon the hiring of Mr. Land.

(3)       Pursuant to a services agreement between us and Safeguard, until April 24, 2008, we were obligated to reimburse Safeguard for a cash bonus award to be paid by Safeguard to Dr. Pellini in an amount determined by the Compensation Committee and evaluated on metrics similar to those used to evaluate the other Named Executive Officers (or for such lesser amount of bonus as Safeguard actually paid to Dr. Pellini). On April 24, 2008, we terminated the services agreement and entered into an employment agreement with Dr. Pellini pursuant to which he serves as our President and Chief Operating Officer. See “Employment Contracts with Named Executive Officers—President and Chief Operating Officer: Michael J. Pellini, M.D.” and “Transactions with Related Persons.”

At the time the corporate financial objectives were established, the Compensation Committee believed that they were attainable at the established target levels, but substantial uncertainty existed as to whether the goals could be attained at the established levels. After the year ended, the Compensation Committee reviewed our operating results, including our revenue and Adjusted EBITDA for 2008 and concluded based on those operating results that the corporate financial objectives for 2008 had been attained. As a result, the Compensation Committee authorized the payment of the 85% portion of the potential payout that was contingent on satisfaction of the corporate financial objectives as follows:

Name	Annual Base Salary (A)($)	Bonus Award Target (B)	Financial Objectives (C)	Financial Target Award (A) x (B) x (C) = (D)($)	Percentage of Year Employed by the Company (E)	Percentage of Goals Achieved as Determined by the Compensation Committee (F)	Actual Financial Objective Bonus Payout =(D) × (E) x (F)($)

Ronald A. Andrews	363,000	75%	85%	231,413	100%	100%	231,413
Raymond J. Land (1)	265,000	60%	85%	135,150	50%	100%	67,575
James V. Agnello (2)	265,000	50%	85%	112,625	50%	100%	56,313
Michael J. Pellini, M.D. (3)	283,250	60%	85%	144,458	100%	100%	144,458
David J. Daly	215,000	50%	85%	112,625	100%	100%	91,375

(1)       Mr. Land became our Senior Vice President and Chief Financial Officer in June 2008.

(2)       Mr. Agnello was employed by us as Senior Vice President and Chief Financial Officer from June 2006 until June 2008, at which time his resignation was effective upon the hiring of Mr. Land. In connection with such resignation, we entered into a separation agreement with Mr. Agnello, under which, among other things, we agreed to pay Mr. Agnello a pro-rata portion of the bonus to which he would have become entitled under our 2008 MIP.  See “Potential Payments Upon Termination or Change in Control—Senior Vice President and Chief Financial Officer: James V. Agnello” below.

(3)       Pursuant to a services agreement between us and Safeguard, until April 24, 2008, we were obligated to reimburse Safeguard in consideration of Dr. Pellini’s services in accordance with the services agreement.  On April 24, 2008, we terminated the services agreement and entered into an employment agreement with Dr. Pellini pursuant to which he serves as our President and Chief Operating Officer. See “Employment Contracts with Named Executive Officers—President and Chief Operating Officer: Michael J. Pellini, M.D. “ and “Transactions with Related Persons.”

The corporate non-financial objectives were based on certain corporate and leadership objectives, including:

•      achievement of certain operational excellence metrics focusing on customer satisfaction and retention;

•      maintaining current compliance levels with all regulatory bodies; and

•      achievement of all project development milestones for new assay development.

The human resource objectives were focused on service levels, product launch and new service offerings, while the leadership objectives focused on development of a performance culture implemented with 360 degree reviews of our executive team, timely performance appraisals, and completion of individual development plans.

The non-financial performance and leadership objectives totaled 15% of the MIP eligible payout. In reviewing the non-financial performance objectives, the Compensation Committee reviewed each executive’s achievements against such executive’s objectives. The Compensation Committee then determined the degree of achievement for each individual and determined that certain individuals had met or exceeded their non-financial objectives while certain others had not fully satisfied their non-financial objectives. Payouts for non-financial performance and leadership objectives were adjusted accordingly. We used a similar MIP in 2007 and have implemented a similar MIP for 2009, although the objectives and the payout matrix approved by the Compensation Committee vary from year to year. Individual non-financial and leadership objectives for each of our named executives for 2008 are summarized as follows:

2008 MIP Individual Non-Financial Objectives

Named Executive Officer	Individual Corporate / Business Objectives (10%)	Leadership Objectives (5%)

Ronald A. Andrews Chief Executive Officer and Vice Chairman	Customer Retention: greater than 95% New Customer Acquisition: 25 per fiscal quarter Remediation of all material weaknesses	Minimize voluntary turnover: 90% retention Establish Clarient University training program Deliver leadership to all management level employees

Raymond J. Land (1) Senior Vice President and Chief Financial Officer	On-time delivery of all SEC requirements Fulfillment of business support requirements Sarbanes-Oxley Compliance Goal: No material weaknesses	Participation in all executive leadership modules Minimize voluntary turnover: 90% retention

James V. Agnello (2) Senior Vice President and Chief Financial Officer	On-time delivery of all SEC requirements Fulfillment of business support requirements Sarbanes-Oxley Compliance Goal: No material weaknesses	Participation in all executive leadership modules Minimize voluntary turnover: 98% retention

Michael J. Pellini, M.D. President and Chief Operating Officer	Efficiency Metric Goals Achieve COS budget / Gross Margin % Goals: 59% GM Gross Margin per Full-Time Equivalent: 25% improvement over 2007	Participation in all executive leadership modules Minimize voluntary turnover: 90% retention

David J. Daly Senior Vice President of Commercial Operations	Customer Retention: greater than 95% New Customer Acquisition: 40 per fiscal quarter Flow Cytometry Goals: 70 per day	Participation in all executive leadership modules Minimize voluntary turnover: 98% retention of all sales personnel Develop and execute Sales Management Leadership Training program

(1)           Mr. Land became our Senior Vice President and Chief Financial Officer in June 2008.

(2)           Mr. Agnello was employed by us as Senior Vice President and Chief Financial Officer from June 2006 until June 2008, at which time his resignation was effective upon the hiring of Mr. Land.

Of these non-financial objectives, the Compensation Committee evaluated each of the above-Named Executive Officers on an individual basis and determined the degree to which each of them attained their non-financial objectives as follows:

Name	Annual Base Salary (A)($)	Bonus Award Target (B)	Non- Financial Objectives (C)	Non- Financial Target Award (A) x (B) x (C) = (D)($)	Percentage of Year Employed by the Company (E)	Percentage of Goals Achieved as Determined by the Compensation Committee (F)	Actual Non- Financial Bonus Payout =(D) × (E) x (F)($)

Ronald A. Andrews	363,000	75%	15%	40,838	100%	50%	20,419
Raymond J. Land (1)	265,000	60%	15%	23,850	50%	50%	5,963
James V. Agnello (2)	265,000	50%	15%	19,875	50%	100%	9,938
Michael J. Pellini, M.D. (3)	283,250	60%	15%	25,493	100%	100%	25,493
David J. Daly	215,000	50%	15%	16,125	100%	255%	41,125

(1)       Mr. Land became our Senior Vice President and Chief Financial Officer in June 2008.

(2)       Mr. Agnello was employed by us as Senior Vice President and Chief Financial Officer from June 2006 until June 2008, at which time his resignation was effective upon the hiring of Mr. Land. In connection with such resignation, we entered into a separation agreement with Mr. Agnello, under which, among other things, we agreed to pay Mr. Agnello a pro-rata portion of the bonus to which he would have become entitled under our 2008 MIP.  See “Potential Payments Upon Termination or Change in Control—Senior Vice President and Chief Financial Officer: James V. Agnello” below.

(3)       Pursuant to a services agreement between us and Safeguard, until April 24, 2008, we were obligated to reimburse Safeguard in consideration of Dr. Pellini’s services in accordance with the services agreement.  On April 24, 2008, we terminated the services agreement and entered into an employment agreement with Dr. Pellini pursuant to which he serves as our President and Chief Operating Officer. See “Employment Contracts with Named Executive Officers—President and Chief Operating Officer: Michael J. Pellini, M.D. “ and “Transactions with Related Persons.”

Long-Term Compensation

Long-term compensation awards historically have been granted to our Named Executive Officers under our 1996 Equity Compensation Plan, or the 1996 Plan. The 1996 Plan expired on December 11, 2006. At our annual meeting of stockholders held on June 27, 2007, our stockholders voted to approve the 2007 Incentive Award Plan, or the 2007 Plan. Under these plans, the Board and the Compensation Committee have used equity incentive awards in an effort to closely align the interests of our executives with those of our stockholders.

Equity awards (other than for the Chief Executive Officer) are typically proposed by our Chief Executive Officer, including the identification of employees to receive awards and the nature and size of the awards, and reviewed by the Compensation Committee. In determining the number of options to be granted to the Named Executive Officers, the Compensation Committee employed a methodology similar to that used for awarding increases in executive base salary described above, including the Compensation Committee’s subjective assessment of our operating performance, long-term vision, strategy, as well as general market factors affecting our ability to recruit and retain high-quality management.  The Compensation Committee also recognized that the Named Executive Officers had not received base salary increases or any equity incentive awards in 2007.  After reviewing the proposed awards and terms thereof with the Chief Executive Officer, the Compensation Committee recommended to the Board, and the Board approved, grants of equity incentive awards to the Named Executive Officers in fiscal 2008.  The awards were all made in the form of incentive stock options, non-qualified stock options, or restricted stock awards.

Perquisites

We provide our Named Executive Officers with certain perquisites, including automobile expense reimbursement, supplemental company-paid life insurance, housing allowances and relocation expenses, where appropriate. The Compensation Committee believes these perquisites are reasonable and reflect the market for compensation for these positions. Details regarding these benefits are disclosed in the Summary Compensation Table elsewhere in this report.

Employment Agreements and Change-in-Control Severance Arrangements

For a detailed discussion of our employment agreements and severance benefits, please see the descriptions under the headings “Employment Contracts with Named Executive Officers” and “Potential Payments Upon Termination or Change in Control.”

The Compensation Committee believes employment agreements are important to both our executives and to us in that the executive benefits from the clarity of the terms of his or her employment and is protected from terminations without cause, thereby enhancing our ability to retain the services of qualified executives.  In addition, the Compensation Committee believes that the severance provisions described under the heading “Potential Payments Upon Termination or Change in Control,” which are contained in the executives’ employment agreements, as well as the acceleration of vesting of stock options in the event of a change of control under the 2007 Plan if the acquirer does not assume the options (and under the 2006 Plan generally), help provide reasonable assurances that our executive officers will remain with us during an acquisition or change of control event, should one occur, and that they will assist the Board in the assessment of a possible acquisition or change-of-control event.  The Compensation Committee evaluates the terms of employment agreements with executive officers from time to time and considers whether one or more terms should be altered in order to compensate executives appropriately in light of the executive’s performance, market conditions, retention considerations, and our business objectives.

Stock Ownership Policies

The Compensation Committee believes stock-based compensation is an important element of compensation and, as discussed above, stock-based compensation figures significantly in our mix of compensation.  However, we do not currently have stock ownership requirements for our executive officers.

Other Material Tax Implications of the Program

Internal Revenue Code section 162(m) generally disallows a tax deduction to public corporations for compensation over $1,000,000, exclusive of “performance-based” compensation, for any fiscal year paid to a company’s chief executive officer and four most highly compensated executive officers (other than the company’s chief executive officer) in service as of the end of any fiscal year.  In 2008, none of our Named Executive Officers received base and annual bonus compensation in excess of $1,000,000.  For incentive compensation to qualify as “performance-based” compensation, the Compensation Committee’s discretion with respect to the administration of such awards is substantially limited.  We believe the 2007 Plan permits the Compensation Committee to award compensation which satisfies the requirements for performance-based compensation under section 162(m).  Though we do not expect the Compensation Committee to award compensation that would be subject to the section 162(m) limitation in the foreseeable future, we believe the benefit of retaining the ability to exercise discretion over annual bonuses payable under the MIP outweighs the limited risk that any of our Named Executive Officers’ base and annual bonus compensation would exceed the deduction limit under this section.  Therefore, the Compensation Committee does not currently intend to seek to qualify compensation payable under the MIP as “performance-based” compensation.

Compensation Committee Report

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management.  Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this report to amend our Form 10-K for the year ended December 31, 2008.

Submitted by the Compensation Committee of the Board of Directors:

Dr. Dennis M. Smith, Jr. (Chairman)

Gregory D. Waller

Frank P. Slattery, Jr.

April 15, 2009

The above Report of the Compensation Committee does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other of our filings, whether under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before or after the date of this Amendment No. 1 to Form 10-K and irrespective of any general incorporation language in such filing, except to the extent we specifically incorporates this Report by reference therein.

Summary Compensation Table

The following table summarizes aggregate amounts of compensation paid or accrued by us for the year ended December 31, 2008 for services rendered by our chief executive officer, chief financial officer and each of our other two most highly compensated executive officers as of the end of the last fiscal year whose total compensation exceeded $100,000, referred to in this report collectively as the Named Executive Officers.

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)

Ronald A. Andrews	2008	363,000	189,650	251,831	12,519	817,000
Chief Executive Officer and	2007	315,000	255,880	66,445	13,236	650,561
Vice Chairman	2006	315,000	240,840	50,000	229,531	835,371

Raymond J. Land (4)	2008	132,500	94,167	73,538	64,946	365,151
Senior Vice President and	2007	n/a	n/a	n/a	n/a	n/a
Chief Financial Officer	2006	n/a	n/a	n/a	n/a	n/a

James V. Agnello (5)	2008	132,500	23,357	66,250	127,051	349,158
Senior Vice President and	2007	265,000	49,124	29,813	139,732	483,669
Chief Financial Officer	2006	142,692	21,844	30,000	14,913	209,449

Michael J. Pellini, M.D. (6)	2008	283,250	72,190	169,950	128,200	653,590
President and Chief Operating	2007	83,333	—	15,840	40,681	139,854
Officer	2006	n/a	n/a	n/a	n/a	n/a

David J. Daly (7)	2008	190,000	148,907	132,500	8,052	479,459
Senior Vice President of	2007	185,385	24,213	39,330	8,273	257,201
Commercial Operations	2006	n/a	n/a	n/a	n/a	n/a

(1)       This amount represents the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008 for stock options awarded in and prior to 2008, in accordance with Statement of Financial Accounting Standards No. 123 (revised), which is referred to as “FAS 123-R,” excluding the effect of estimated forfeitures plus additional expenses, if any, incurred in connection with employee terminations.  FAS 123-R requires us to estimate forfeitures when stock options are granted and reduce estimated compensation expense accordingly.  Except forfeitures that actually occurred during 2008, the amounts in this table assume that none of the stock options will be forfeited.  The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years indicated:

The risk-free rate is based on the U.S. Treasury yield curve in effect at the end of the quarter in which the grant occurred.  The expected life of our stock options granted to employees was estimated using the historical exercise behavior of option holders.  The expected life of our stock options granted to consultants was based on the contractual term.

Expected volatility was based on historical volatility for a period equal to the stock option’s expected life.  The following assumptions were used to determine fair value:

	2008	2007	2006	2005	2004
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%
Volatility	68% - 80%	87%	57 - 89%	101%	103%
Average expected option life	5.0 years	3.5 - 6.1 years	3.2 - 4.7 years	4 years	4 years
Risk-free interest rate	1.6% - 3.4%	3.6 - 4.3%	4.5 - 5.2%	3.9 - 4.5%	2.7 - 3.6%

(2)       Represents amounts paid under the Management Incentive Plan, which is described in detail under “Compensation Discussion and Analysis—Management Incentive Program (MIP).”

(3)       These amounts are comprised of the compensation described in detail below in the table captioned “All Other Compensation.”

(4)       Mr. Land became our Senior Vice President and Chief Financial Officer in June 2008.

(5)       Mr. Agnello was employed by us as Senior Vice President and Chief Financial Officer from June 2006 until June 2008, at which time his resignation was effective upon the hiring of Mr. Land.  See “Potential Payments Upon Termination or Change in Control—Senior Vice President and Chief Financial Officer: James V. Agnello” below.

(6)       Dr. Pellini joined us as a consultant in September 2007.  Pursuant to a services agreement between us and Safeguard, until April 24, 2008, we were obligated to reimburse Safeguard in consideration of Dr. Pellini’s services in accordance with the services agreement.  On April 24, 2008, we terminated the services agreement and entered into an employment agreement with Dr. Pellini pursuant to which he serves as our President and Chief Operating Officer. See “Employment Contracts with Named Executive Officers—President and Chief Operating Officer: Michael J. Pellini, M.D.” and “Transactions with Related Persons.” Payments do not reflect additional compensation paid to Dr. Pellini by Safeguard, including options to purchase common stock of Safeguard which continue to vest during the period that Dr. Pellini provides services to us.

(7)       Mr. Daly joined us in February 2005 and became a Named Executive Officer during 2007.

All Other Compensation Table

Name	Year	Relocation Benefits ($)(1)		Tax Reimbursements ($)(1)	Automobile Allowance ($)(2)	Company Match to 401(k) Plan ($)	Group Term Life Insurance Premiums ($)(3)	Cash Severance Benefits ($)(4)	Consulting Fees ($)	Total All Other Compensation ($)

Ronald A. Andrews	2008	—		—	—	4,719	—	—	—	12,519
	2007	—		—	7,800	4,719	717	—	—	13,236
	2006	116,479		100,014	7,800	4,783	455	—	—	229,531

Raymond J. Land	2008(5)	33,329		23,433	4,500	2,701	983	—	—	64,946
	2007	n/a		n/a	n/a	n/a	n/a	n/a	n/a	n/a
	2006	n/a		n/a	n/a	n/a	n/a	n/a	n/a	n/a

James V. Agnello	2008(6)	—		—	3,900	2,284	598	120,269	—	127,051
	2007	72,477		54,294	7,800	4,501	660	—	—	139,732
	2006	5,184		2,701	4,200	2,701	127	—	—	14,913

Michael J. Pellini, M.D.	2008	93,808	(7)	29,098	5,100	—	194	—	—	128,200
	2007	35,000	(7)	3,110	1,767	—	804	—	—	40,681
	2006(8)	n/a		n/a	n/a	n/a	n/a	n/a	n/a	n/a

David J. Daly	2008	—		—	7,800	—	252	—	—	8,052
	2007	—		—	7,800	—	473	—	—	8,273
	2006(8)	n/a		n/a	n/a	n/a	n/a	n/a	n/a	n/a

(1)       The amounts reported in 2007 and 2008 for Mr. Agnello, Dr. Pellini and Mr. Land include reimbursements for relocation expenses and the related tax obligations in accordance with each of their respective employment or services agreements.

(2)       During 2008, Messrs. Andrews, Agnello, Daly and Dr. Pellini received automobile allowances of up to $7,800 per annum in accordance with each of their respective employment or services agreements.

(3)       These amounts represent the premium cost of our group life insurance program.

(4)       These amounts represent payments made during 2008 subsequent to, and as a direct result of, termination of employment, including payment of accrued personal time off.

(5)       Mr. Land became our Senior Vice President and Chief Financial Officer in June 2008.

(6)       Mr. Agnello was employed by us as Senior Vice President and Chief Financial Officer from June 2006 until June 2008, at which time his resignation was effective upon the hiring of Mr. Land.

(7)       During 2008 and 2007, Dr. Pellini received a housing allowance of $7,500 per month beginning September 2007, and a $5,000 moving allowance in accordance with the services agreement with Safeguard.

(8)       Dr. Pellini and Mr. Daly were not Named Executive Officers during 2006.

Grants of Plan-Based Awards

The following table sets forth summary information regarding all grants of plan-based awards made to our Named Executive Officers for the year ended December 31, 2008:

Fiscal Year 2008 Grants of Plan-Based Awards

	Estimated Future Payouts Under Non- Equity Incentive Plan Awards(1)			All Other Option Awards: Number of Securities Underlying	Exercise of Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Minimum ($)	Target ($)	Maximum ($)	Options (#)(2)	Awards ($ / Sh)	Awards ($)

Ronald A. Andrews	—	272,250	571,725	—	—	—
Raymond J. Land	—	79,500	166,950
James V. Agnello	—	66,250	139,125	—	—	—
Michael J. Pellini, M.D.	—	169,950	356,895	—	—	—
David J. Daly	—	107,500	225,750	—	—	—

(1)       Non-Equity Incentive Plan Awards are made under the 2008 MIP.  There is no mandatory minimum award payable.  The maximum award payable is 210% of the target amount.  The amounts in this table represent payouts that might have been achieved based on performance at target or maximum performance levels.  The amounts actually earned under this plan for 2008 have been reported in the “Summary Compensation Table” under the column captioned “Non-Equity Incentive Plan Compensation.”  Mr. Land’s possible targets are prorated from his start date of June 5, 2008 through the end of the year, and Mr. Agnello’s targets are prorated from the beginning of the year to his termination date of June 5, 2008.

(2)       The 2008 MIP does not specifically provide for any award of equity based compensation, although at the Board’s discretion, equity incentive awards based on individual merit may be granted.

Outstanding Equity Awards at Fiscal Year-end

The following table sets forth summary information regarding the outstanding equity awards held by each of our Named Executive Officers at December 31, 2008:

Outstanding Equity Awards at Fiscal Year End 2008

	Stock Options
Name	Option Grant Date		Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(2)	Option Exercise Price(3)	Option Expiration Date

Ronald A. Andrews	07/20/04		750,000	—	—	1.5800	07/20/14
	11/19/04	(4)	100,000	—	—	1.1500	11/19/11
	04/03/06		46,667	33,333	120,000	1.1200	04/03/13
	02/20/08		—	100,000	—	2.1000	02/20/18

Raymond J. Land	06/10/08		—	500,000	—	2.0800	06/10/18

James V. Agnello	05/21/08		200,000	—	—	0.9000	06/19/16

Michael J. Pellini, M.D.	04/24/08		—	400,000	—	1.6200	04/24/18

David J. Daly	03/02/05		70,312	4,688	—	1.4900	03/02/12
	04/03/06		11,666	8,334	30,000	1.1200	04/03/13
	02/20/08		—	50,000	—	2.1000	02/20/18

(1)   Unless otherwise identified by footnote, options subject to time-based vesting vest as to 25% of the underlying shares on the first anniversary date of the grant date and in 36 equal installments on the same date of each month thereafter.  The vesting dates for each option are listed in the table below by expiration date:

Expiration Date	Initial Vest Date	Subsequent Monthly Vest Dates
11/19/11	04/03/07	05/03/07 – 04/03/10
03/02/12	03/02/06	04/02/06 – 03/02/09
04/03/13	04/03/07	05/03/07 – 04/03/10
04/03/13	11/19/05	12/19/05 – 11/19/08
07/20/14	7/20/05	08/20/05 – 07/20/08
06/19/16	06/30/08	Fully Vested on Initial Vest Date
02/20/18	02/20/09	03/20/09 – 02/20/12
02/20/18	02/20/09	03/20/09 – 02/20/12
04/24/18	05/24/09	06/24/09 – 05/24/12
06/10/18	06/10/09	07/10/09 – 06/10/12

(2)           Under the terms of the 2006 MIP, the Compensation Committee decided that equity awards granted in April 2006 to Named Executive Officers (and certain other senior managers) would include performance vesting requirements.  Under the terms of these option awards, 60% of the shares underlying the applicable option would vest only if we achieved the revenue and EBITDA performance targets for 2006 specified in the 2006 MIP, assuming the recipient remained employed through the date that our 2006 financial statements were published in our 10-K for the year ended December 31, 2006.  These options are listed under the column captioned “Equity Incentive Plan Awards:  Number of Securities Underlying Unexercised Unearned Options.”  The remaining 40% of the shares underlying the applicable option would vest as noted in Note 1 above.  We did not achieve the financial targets set by the Compensation Committee and, as a result, the 60% of the shares underlying the options granted to Named Executive Officers (and certain other senior managers) on April 3, 2006 with performance vesting requirements did not vest.

(3)           Exercise price is our market closing price per share on the date of grant.

(4)           Under terms of this grant, options vest in 48 equal monthly installments.

Option Exercises and Stock Vested

No stock options were exercised during 2008 by our Named Executive Officers.

2008 Director Compensation

The following table provides information on compensation earned during 2008 by each director who served on our Board at any time during 2008.

Fiscal Year 2008 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	Total ($)(3)

Peter J. Boni	—	—	—
James A. Datin	—	—	—
Stephen T. Zarrilli (4)	—	—	—
Brian J. Sisko (4)	—	—	—
Michael J. Pellini, M.D.(5)	—	—	—
Frank P. Slattery, Jr.	38,500	26,686	65,186
Dennis M. Smith, Jr., M.D.	27,500	24,650	52,150
Gregory D. Waller	40,500	31,982	72,482
Jon R. Wampler	40,500	26,686	67,186

(1)           The amounts in this column represent the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008 for stock options awarded in and prior to 2008 in accordance with FAS 123-R, excluding the effect of estimated forfeitures.  The fair value of the stock options is estimated at the date of grant using the Black-Scholes option pricing model.  For a discussion of valuation assumptions, see Note 1 to the Summary Compensation Table, and Note 7 to the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 under the heading “Equity-Based Compensation.”  The grant date fair values of the stock options issued during 2008 were as follows:  Mr. Slattery $40,000, Dr. Smith $30,000, Mr. Waller $40,000 and Mr. Wampler $40,000.

(2)           At December 31, 2008, each of the directors named below held the number of outstanding stock options to purchase the number of shares of our common stock shown next to his name:

Name	Stock Options Outstanding (#)

Peter J. Boni	—
James A. Datin	—
Stephen T. Zarrilli	—
Brian J. Sisko	—
Michael J. Pellini, M.D.	—
Frank P. Slattery, Jr.	86,000
Dennis M. Smith, Jr., M.D.	48,833
Gregory D. Waller	47,000
Jon R. Wampler	82,000

(3)           Directors are also eligible for reimbursement of expenses incurred in connection with attendance at Board meetings.  These amounts are not included in the table above.

(4)           Mr. Sisko resigned from the Board of Directors effective July 14, 2008.  Effective as of the same date, our Board appointed Mr. Zarrilli as a designee of Safeguard, our majority stockholder, to fill the vacancy on the Board created by Mr. Sisko’s resignation.

(5)           Dr. Pellini was elected to the Board in the annual meeting held in June 2007.  Until April 2008, Dr. Pellini was a Safeguard employee and provided services to us in accordance with a services agreement between us and Safeguard. On April 24, 2008, we terminated the services agreement and entered into an employment agreement with Dr. Pellini pursuant to which he serves as our President and Chief Operating Officer. See “Employment Contracts with Named Executive Officers” and “Transactions with Related Persons.” As such (and as discussed below), Dr. Pellini was not eligible for any director compensation.

Directors employed by us or a wholly-owned subsidiary receive no additional compensation, other than their normal salary, for serving on the Board or its committees.  Each director who is not an employee of us, our subsidiaries or Safeguard receives an annual cash retainer of $15,000.  In addition, each director is paid a fee of $1,000 per meeting for attendance at Board meetings and each committee meeting, except that if a director participates in a Board or committee meeting via telephone, he is paid a fee of $500 for that meeting.  An additional $5,000 annual fee is paid to each director who serves as a committee chairperson.  All directors receive reimbursement of out-of-pocket expenses incurred in connection with attending meetings of the Board or Board committees or with respect to other company business.

Each director who is not an employee of us, our subsidiaries or Safeguard is eligible to receive stock option grants at the discretion of the Board.  Directors’ initial option grants are generally to purchase 30,000 shares of our common stock, have a seven-year term and are 20% vested on the grant date, with the remaining 80% vesting in 12 equal increments on the same day of each third month thereafter.  Annual grants, generally to purchase 10,000 shares, vest 25% each three months following the grant date.  Any director who served as a committee chairman may also receive additional annual grants, generally to purchase 5,000 shares, which vest 25% each three months following the grant date.  The exercise price of these options is equal to the closing price of a share of our common stock as reported on the NASDAQ Capital Market on the grant date.  In 2008, option grants were awarded to independent directors serving on the Board on the following dates and at the exercise prices so indicated: July 14, 2008 at $2.00 per share.

Employment Contracts with Named Executive Officers

Chief Executive Officer and Vice Chairman:  Ronald A. Andrews

Ronald A. Andrews serves as our Chief Executive Officer and Vice Chairman.  He also served as our President through April 2008.  Mr. Andrews’ employment agreement provided for a base salary of $315,000 until July 15, 2008, at which time the Compensation Committee approved an amendment to Mr. Andrews’ employment agreement to provide for a base salary of $400,000 per year. For 2008, Mr. Andrews’ target bonus was based off an assumed base salary of $363,000.   Mr. Andrews is eligible for an annual performance-based bonus and eligibility to receive future grants of stock options.  Upon the original execution of his employment agreement, Mr. Andrews was granted options to purchase 750,000 shares of our common stock, which vested 25% on the first anniversary of his employment date and in 36 equal monthly installments thereafter.  The option was not granted under the 1996 Plan but is subject to the same terms and conditions as are set forth in the standard form stock option agreement used under the 1996 Plan (including such terms and conditions as are incorporated therein from the 1996 Plan itself).  The employment agreement also provides for additional perquisites, such as an automobile allowance, relocation expenses, matching contributions under a voluntary savings plan and other compensation as reported in the table captioned “Summary Compensation Table” above.  Mr. Andrews’ employment agreement provides for the severance benefits described in the table below under the caption “Potential Payments Upon Termination or Change in Control.”  Subsequent to execution of Mr. Andrews’ employment agreement, we have issued Mr. Andrews additional stock options as described in the table above under the caption “Outstanding Equity Awards at Fiscal Year End 2008.”  In addition, in July 2008, the Compensation Committee approved a retroactive increase in Mr. Andrews’ salary of $4,000 per month for the period from April 1, 2008 through July 15, 2008, and also approved an amendment to the vesting provisions of Mr. Andrews’ existing stock option grants to provide that any unvested stock options held by Mr. Andrews will accelerate upon a change of control of our company.

Senior Vice President and Chief Financial Officer:  James V. Agnello

Mr. Agnello’s employment with us terminated on June 5, 2008. In connection with such termination, we entered into a separation agreement with Mr. Agnello, which superseded Mr. Agnello’s employment agreement with us, dated May 24, 2006.  See “Potential Payments Upon Termination or Change in Control—Senior Vice President and Chief Financial Officer:  James V. Agnello” below.

Senior Vice President and Chief Financial Officer: Raymond J. Land

On May 28, 2008, we entered into an employment agreement with Mr. Land, pursuant to which Mr. Land serves as our Senior Vice President and Chief Financial Officer, commencing as of June 5, 2008. Under the terms of the agreement, Mr. Land receives a base salary of $265,000 per year and was granted an option to purchase 500,000 shares of our common stock. The options vest 25% on the first anniversary of the grant date and in 36 equal monthly installments thereafter (subject to acceleration in the event of a change of control) and will have an exercise price equal to the last sale price per share of our common stock on the date of grant. In addition, Mr. Land is eligible to participate in our MIP and is eligible for a target incentive bonus of 60% of base salary based on achievement of company and personal objectives. Mr. Land is also entitled to certain perquisites, such as an automobile allowance, matching contributions under a voluntary savings plan, a monthly $5,000 housing allowance (grossed up to the extent of taxes payable by Mr. Land with respect thereto), and other benefits generally available to our executives. Mr. Land’s employment agreement provides for the severance benefits described in the table below under the caption “Potential Payments Upon Termination or Change in Control.”

President and Chief Operating Officer:  Michael J. Pellini, M.D.

Pursuant to a services agreement entered into on October 1, 2007 between us, Dr. Michael Pellini and Safeguard, we appointed Dr. Pellini as our Chief Operating Officer and Safeguard made Dr. Pellini’s services available to us.  While providing these services to us, Dr. Pellini remained employed by Safeguard and was not employed by us.  In exchange for Safeguard making the services of Dr. Pellini available to us, we reimbursed Safeguard for the following expenses incurred by Safeguard during Dr. Pellini’s tenure with us under this services agreement (with retroactive effect to September 4, 2007, which was the date Dr. Pellini began providing consulting services to us):  (i) Dr. Pellini’s base salary at an annualized rate of $250,000 (subject to increase commensurate with salary increases applicable to our executives generally); (ii) the lesser of (A) the annual bonus to which Dr. Pellini would have become entitled as our employee, and (B) the annual bonus actually paid to Dr. Pellini by Safeguard (pro-rated for any partial calendar year); and (iii) certain other expenses associated with Dr. Pellini’s employment by Safeguard and his provision of services to us in California.  The services agreement was to continue through June 30, 2008, but has been superseded by our employment agreement with Dr. Pellini described below.

On April 24, 2008, we, Safeguard, and Dr. Pellini terminated the services agreement and Dr. Pellini entered into an employment agreement with us, pursuant to which Dr. Pellini serves as our President and Chief Operating Officer, effective as of April 24, 2008.  Dr. Pellini’s employment agreement provides for a base salary of $283,250 per year and eligibility for an annual performance-based bonus.  Following execution of his employment agreement, Dr. Pellini was granted options to purchase 400,000 shares of our common stock under the 2007 Plan, which will vest 25% on the first anniversary of the grant date and in 36 equal monthly installments thereafter (subject to acceleration in the event of a change of control).  Dr. Pellini’s employment agreement also provides for additional perquisites, such as an automobile allowance, matching contributions under a voluntary savings plan, a monthly $8,000 housing allowance (grossed up to the extent of taxes payable by Dr. Pellini with respect thereto), and other compensation.  Dr. Pellini’s employment agreement provides for the severance benefits described in the table below under the caption “Potential Payments Upon Termination or Change of Control.”

On February 24, 2009, the Compensation Committee agreed to amend certain terms of Mr. Pellini’s employment agreement, and on February 26, 2009, an amended and restated employment agreement was executed and became effective as of March 1, 2009.  Under the terms of the restated agreement, Dr. Pellini’s base salary increased from $283,250 to $325,000, Dr. Pellini’s annual target bonus increased from 60% to 65% of his annual base salary (with the potential to earn up to two times such amount based upon the achievement of company and personal objectives), pro-rated for purposes of calculating his 2009 annual bonus, Dr. Pellini received 350,000 stock options under our standard vesting terms (and also provides for immediate vesting upon change of control), and Dr. Pellini received a loss on sale provision for his home in Pennsylvania of up to $150,000.  Such amount is required to be repaid in full if Dr. Pellini should voluntarily cease employment with us before February 24, 2010, and will thereafter be pro-rated monthly to zero through February 24, 2012.

Senior Vice President of Commercial Operations:  David J. Daly

David J. Daly currently serves as our Senior Vice President of Commercial Operations and has been with us since the end of February 2005.  Mr. Daly’s employment agreement provides for a base salary of $190,000 per year and eligibility for an annual performance-based bonus.  Following execution of his employment agreement, Mr. Daly was granted options to purchase 75,000 shares of our common stock, which vested 25% on the first anniversary of the grant date and in 36 equal monthly installments thereafter.  Mr. Daly’s employment agreement also provides for additional perquisites, such as an automobile allowance, matching contributions under a voluntary savings plan and other compensation as reported in the table captioned “Summary Compensation Table” above.  Mr. Daly’s employment agreement provides for the severance benefits described in the table below under the caption “Potential Payments Upon Termination or Change in Control.”  On January 30, 2008, Mr. Daly was granted a restricted stock award of 200,000 shares of our common stock, which shares shall vest 25% on the first anniversary of the grant date and in 36 equal monthly installments thereafter.  In addition, in February 2008, Mr. Daly was granted options to purchase 50,000 shares of our common stock under the 2007 Plan, which will vest 25% on the first anniversary of the date of grant and in 36 equal monthly installments thereafter.

Potential Payments Upon Termination or Change in Control

Messrs. Andrews, Land and Daly, and Dr. Pellini (effective, in the case of Dr. Pellini, April 24, 2008, the date Dr. Pellini entered into an employment agreement with us) each have, and Mr. Agnello had, an agreement with us providing for certain benefits upon termination without cause, for good reason in connection with a change of control, or upon death or disability.  Under these agreements, the following definitions apply:

Cause	—

violation of any of our written policies; appropriation of a business opportunity of our company; misappropriation of any company funds or property; or conviction of a felony or any other crime with respect to which imprisonment is a possible punishment

Good Reason	—

a material diminution, without executive’s consent, in the nature or status of the executive’s position, title, responsibilities, or duties; a reduction in base salary; or the relocation of our principal office by more than 30 miles

Change of Control	—

a change of control generally occurs when: (a) an entity, person, or group (other than Safeguard) becomes the beneficial owner of securities having 50% or more of the combined voting power of our securities; or (b) we are subject to any merger, consolidation, or sale of all or substantially all of our assets or a comparable transaction as a result of which all or substantially all of our assets are acquired by another entity (except Safeguard and/or any of its affiliates)

Chief Executive Officer and Vice Chairman:  Ronald A. Andrews

Mr. Andrews’ employment agreement provides that in the event his employment is terminated (i) by us without cause, (ii) by him with good reason within 12 months of a Change of Control, or (iii) as a result of his death or disability, he will be entitled to:

•      payment of 12 months’ base salary (based on the base salary in effect at the time of termination);

•      exercise any options which have become exercisable on or before the termination date until the earlier of the first anniversary of the date of termination or the expiration date of the option; and

•      continued coverage under our medical and health plans in accordance with COBRA rules and regulations (which generally provide for an 18 month period upon termination of employment), provided that coverage will end if he obtains comparable coverage from a subsequent employer or otherwise ceases to be eligible for COBRA benefits.

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

Senior Vice President and Chief Financial Officer:  James V. Agnello

Mr. Agnello’s employment agreement provided that in the event his employment is terminated (i) by us without cause, (ii) by him with good reason within 12 months of a Change of Control, or (iii) as a result of his death or disability, he would be entitled to:

•      payment of 12 months’ base salary (based on the base salary in effect at the time of termination);

•      exercise any options which have become exercisable on or before the termination date until the earlier of the first anniversary of the date of termination or the expiration date of the option; and

•      continued coverage under our medical and health plans in accordance with COBRA rules and regulations (which generally provide for an 18 month period upon termination of employment), provided that coverage will end if he obtains comparable coverage from a subsequent employer or otherwise ceases to be eligible for COBRA benefits.

Mr. Agnello’s employment with us terminated on June 5, 2008. In connection with such termination, we entered into a separation agreement with Mr. Agnello. Under the separation agreement, we agreed to continue to pay Mr. Agnello his base salary for a period of 12 months following his termination of employment, except that all base salary that would have been paid after March 15, 2009 was instead paid prior to March 15, 2009.  The salary payout totaled $265,000 in the aggregate.  In addition, we paid Mr. Agnello a pro-rata portion of the bonus to which he would have become entitled under our 2008 MIP.  The 2008 bonus payout totaled $66,250 in the aggregate. In recognition for Mr. Agnello’s service to us, the separation agreement also provided for acceleration of the vesting of 87,500 stock options issued to Mr. Agnello in June 2006 and that Mr. Agnello will be entitled to exercise any options which have become exercisable on or before the termination date of his employment through the stated 10-year term of each such option.  In addition, Mr. Agnello will be entitled to continued coverage under our medical and health plans in accordance with COBRA rules and regulations, provided that coverage will end if he obtains comparable coverage from a subsequent employer or otherwise ceases to be eligible for COBRA benefits. These severance benefits superseded the severance benefits from Mr. Agnello’s employment agreement with us, and were contingent upon the non-revocation of a general release and Mr. Agnello’s continued compliance with certain non-solicitation covenants.

Senior Vice President and Chief Financial Officer:  Raymond J. Land

Mr. Land’s employment agreement provides that in the event his employment is terminated (i) by us without cause, (ii) by him with good reason within 12 months of a Change of Control, or (iii) as a result of his death or disability, he will be entitled to:

•      payment of 12 months’ base salary (based on the base salary in effect at the time of termination);

•      exercise any options which have become exercisable on or before the termination date until the earlier of the first anniversary of the date of termination or the expiration date of the option; and

•      continued coverage under our medical and health plans in accordance with COBRA rules and regulations (which generally provide for an 18 month period upon termination of employment), provided that coverage will end if he obtains comparable coverage from a subsequent employer or otherwise ceases to be eligible for COBRA benefits.

These severance benefits are contingent upon the execution and delivery of a general release and Mr. Land’s observance of certain non-competition and non-solicitation covenants.  However, these non-competition and non-solicitation provisions may not be enforceable.  In the event of termination of Mr. Land’s employment for any reason, he will be entitled to receive all accrued, unpaid salary to the date of termination and a pro rata portion of his bonus for the year of termination.

President and Chief Operating Officer:  Dr. Michael J. Pellini, M.D.

Dr. Pellini’s employment agreement provides that in the event his employment is terminated (i) by us without cause, (ii) by him with good reason within 12 months of a Change of Control, or (iii) as a result of his death or disability, he will be entitled to:

•      payment of 12 months’ base salary (based on the base salary in effect at the time of termination);

•      exercise any options which have become exercisable on or before the termination date and until the earlier of the first anniversary of the date of termination or the expiration date of the option; and

•      continued coverage under our medical and health plans in accordance with COBRA rules and regulations (which generally provide for an 18 month period upon termination of employment), provided that coverage will end if he obtains comparable coverage from a subsequent employer or otherwise ceases to be eligible for COBRA benefits.

Dr. Pellini’s employment agreement also provides that all unvested stock options will vest in the event of a Change of Control.  In addition, in the event that Dr. Pellini remains employed by us through April 24, 2009 or experiences a severance termination prior to April 24, 2009 and, in either case, within one year following the date of termination, either (i) a Change of Control occurs or (ii) we enter into a definitive agreement pursuant to which, if consummated, a Change of Control would occur and no later than eighteen months following the date of termination a Change of Control occurs, all unvested options held by Dr. Pellini shall become fully vested and exercisable immediately prior to the occurrence of any such Change of Control.  Dr. Pellini’s employment agreement also provides that, if his employment is terminated without cause after April 1, 2009, we will continue to pay such monthly housing allowance until the earlier of three months after termination or August 31, 2009, in each case to the extent of his actual housing expenses in California that he is not able to mitigate.

These severance benefits are contingent upon the execution and delivery of a general release and Dr. Pellini’s observance of certain non-solicitation covenants.  However, these non-solicitation provisions may not be enforceable.  In the event of termination of Dr. Pellini’s employment for any reason, he will be entitled to receive all accrued, unpaid salary to the date of termination and a pro rata portion of his bonus for the year of termination.

Senior Vice President of Commercial Operations:  David J. Daly

Mr. Daly’s employment agreement provides that in the event his employment is terminated (i) by us without cause, (ii) by him with good reason within 12 months of a Change of Control, or (iii) as a result of his death or disability, he will be entitled to:

•      payment of 6 months’ base salary (based on the base salary in effect at the time of termination);

•      exercise any options which have become exercisable on or before the termination date until the earlier of the first anniversary of the date of termination of the expiration date of the option; and

•      continued coverage under our medical and health plans in accordance with COBRA rules and regulations (which generally provide for an 18 month period upon termination of employment), provided that (i) for 3 months, Mr. Daly will only pay the amount paid by him during his employment and we will subsidize the remaining costs, and (ii) coverage will end if he obtains comparable coverage from a subsequent employer or otherwise ceases to be eligible for COBRA benefits.

The following table shows the potential incremental payments and benefits which the Named Executive Officers would be entitled to receive upon termination of employment under their respective agreements.  The amounts shown in the table are based on an assumed termination as of December 31, 2008, exclude payments and benefits that are provided on a non-discriminatory basis to our employees generally upon termination of employment, and represent estimates of the incremental amounts that would be paid to each executive upon his termination based on 2008 base salary, 2008 target incentive awards and our current premium costs for their medical and welfare benefits.  The actual amounts to be paid would depend on the time and circumstances of an executive’s separation from us.

Potential Payments Upon Termination or Change in Control

	Salary and Bonus ($)	Medical and Welfare Benefits ($)	Acceleration of Equity Awards ($)(1)	Total Termination Benefits ($)
Ronald A. Andrews(2)
Termination without cause(6)	672,250	—	—	672,250
Change of control	—	—	78,200	78,200
Change of control termination, without cause or for good reason	1,072,250	2,280	78,200	1,152,730
Raymond J. Land(2)(3)
Termination without cause(6)	424,000	—	—	424,000
Change of control	—	—	—	—
Change of control termination, without cause or for good reason	424,000	2,280	—	426,280
Michael J. Pellini, M.D.(2)(4)
Termination without cause(6)	453,200	—	—	453,200
Change of control	—	—	4,000	4,000
Change of control termination, without cause or for good reason	453,200	2,280	4,000	459,480
David J. Daly(5)
Termination without cause(6)	266,000	—	—	266,000
Change of control	—	—	346,207	346,207
Change of control termination, without cause or for good reason	266,000	2,280	346,207	614,487
James V. Agnello
Termination without cause(7)	331,249	—	—	331,249

(1)       The value in this column was calculated based on the number of shares underlying stock options for which vesting would have been accelerated as of December 31, 2008, multiplied by the difference between our year-end closing price of $1.63 per share, as reported on the NASDAQ Capital Market, and the exercise price of stock options for which vesting would have been accelerated.

(2)       Salary and bonus represent 12 months’ salary per contract terms and target bonus as calculated under the 2008 MIP which remained unpaid as of December 31, 2008.

(3)       Mr. Land became our Senior Vice President and Chief Financial Officer in June 2008. See “Employment Contracts with Named Executive Officers” and “Potential Payments Upon Termination or Change in Control.”

(4)       Until April 2008, Dr. Pellini provided services to us pursuant to a services agreement between Safeguard and us, which did not contain any severance or other payment obligations upon termination or change of control.  In April 2008, Dr. Pellini entered into the employment agreement directly with us which included the severance and change of control payment provisions described under the captions “Employment Contracts with Named Executive Officers” and “Potential Payments Upon Termination or Change in Control.”

(5)       Salary and bonus represent 6 months’ salary per contract terms and target bonus as calculated under the 2008 MIP which remained unpaid as of December 31, 2008.

(6)       The potential payments for termination without cause are also triggered by termination of employment as a result of death or disability.

(7)       Amounts shown are actual payments made upon termination of employment plus payments to be made pursuant to a separation agreement effective May 21, 2008.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2008, the Compensation Committee of the Board was comprised of Messrs. Wampler (Chairman) and Waller, and Dr. Smith.  The Compensation Committee of the Board currently is comprised of Messrs. Slattery and Waller, and Dr. Smith (Chairman).  No member of the Compensation Committee during fiscal year 2008 served as an officer, former officer or employee of us or any of our subsidiaries.  During fiscal year 2008, none of our executive officers served as a member of the board of directors or compensation committee of any other entity, one of whose executive officers served as a member of our Board of Directors or Compensation Committee.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of our common stock beneficially owned as of April 15, 2009 by (i) our directors, the (ii) Named Executive Officers reported in the “Summary Compensation Table,” (iii) all directors and Named Executive Officers as a group, and (iv) any other person or entity who is the beneficial owner of more than 5% of our issued and outstanding common stock.  On April 15, 2009, there were 77,246,331 shares of our common stock outstanding.

Name	Outstanding Shares Beneficially Owned as of April 15, 2009	Options/ Warrants Exercisable Within 60 Days of April 15, 2009	Total	Approximate Percent of Shares
Safeguard Scientifics, Inc.(1) 435 Devon Park Drive, Building 800 Wayne, PA 19087-1945	46,483,821	2,803,473	49,287,294	61.6%
Oak Investment Partners XII, Limited Partnership(2) One Gorham Island Westport, CT 06880	15,332,804	—	15,332,804	19.9%
Peter J. Boni(3)	—	—	—	—
James A. Datin(3)	—	—	—	—
Frank P. Slattery, Jr.	290,000	93,000	383,000	*
Dennis M. Smith, Jr., M.D.	259,400	57,916	317,316	*
Stephen T. Zarrilli(3)	—	—	—	—
Gregory D. Waller	—	56,000	56,000	*
Ann H. Lamont(4)	15,332,804	—	15,332,804	19.9%
Andrew Adams(5)	—	—	—	—
Ronald A. Andrews	60,500	941,249	1,001,749	1.3%
Michael J. Pellini, M.D.	20,000	108,333	128,333	*
Raymond J. Land	30,500	125,000	155,500	*
David J. Daly	200,000	105,625	305,625	*
James Agnello(6)	5,000	200,000	205,000	*
Executive officers and directors as a group (12 persons)(7)	16,193,204	1,487,123	17,680,327	22.5%

*          Less than 1% of the total outstanding shares of our common stock

(1)       Includes 43,045,100 shares and 2,803,473 warrants beneficially owned by Safeguard Delaware, Inc., or SDI, and 3,438,721 shares beneficially owned by Safeguard Scientifics (Delaware), Inc., or SSDI.  SDI and SSDI are wholly owned subsidiaries of Safeguard.  Safeguard and each of SDI and SSDI have reported that Safeguard, together with each of SDI and SSDI, respectively, have shared voting and shared dispositive power with respect to the shares beneficially owned by each of SDI and SSDI, respectively, because Safeguard is the sole stockholder of each of SDI and SSDI.

(2)       Represents the 15,332,804 shares of common stock that may be acquired by Oak Investment Partners XII, Limited Partnership, or Oak, upon conversion of the 3,833,201 shares of Series A Convertible Preferred Stock held by Oak.  As reflected in the Schedule 13D filed with the Securities and Exchange Commission, Oak Associates XII, LLC acts as the general partner of Oak; Oak Management Corporation acts as investment advisor to Oak; and Ann H. Lamont (one of our directors), Bandel L. Carano, Gerald R. Gallagher, Edward F. Glassmeyer, Frederic W. Harman, Iftikar A. Ahmed, Warren B. Riley and Grace A. Ames, all of whom are managing members of Oak Associates XII, LLC, have shared power to vote and shared power to dispose of the shares held by Oak.  Each of the managing members of Oak disclaims beneficial ownership of the shares held by Oak, except to the extent of each such person’s pecuniary interest therein.

(3)       Excludes shares owned by Safeguard referred to in footnote 1 above, of which Messrs. Boni, Datin and Zarrilli disclaim beneficial ownership.

(4)       Represents the 15,332,804 shares of common stock that may be acquired by Oak upon conversion of the 3,833,201 shares of Series A Convertible Preferred Stock held by Oak referred to in footnote 2 above.  As a managing member of Oak Associates XII, LLC, the general partner of Oak, Ms. Lamont has shared power to vote and shared power to dispose of the shares held by Oak.  Ms. Lamont disclaims beneficial ownership of the shares held by Oak, except to the extent of her pecuniary interests therein.

(5)       Excludes shares owned by Oak referred to in footnote 2 above, of which Mr. Adams disclaims beneficial ownership.

(6)       Mr. Agnello, a former Named Executive Officer, resigned as Senior Vice President and Chief Financial Officer in June 2008.

(7)       Excludes shares owned by Mr. Agnello.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Termination of Comerica Facility and Safeguard Guaranty

We previously had a revolving line of credit of up to $12.0 million with Comerica Bank, which we refer to herein as the Comerica Facility.  The maturity date of the Comerica Facility was March 30, 2010 and bore annual interest at a rate equal to (i) 30-day LIBOR, measured daily, plus 2.40% or (ii) 0.50% plus the greater of Comerica’s prime rate or 1.75%, selected at our option (subject to certain limitations).

Safeguard, our majority shareholder, guaranteed borrowings under the Comerica Facility in exchange for an annual fee of 0.5% of the amount guaranteed and an amount equal to 4.5% per annum of the daily-weighted average principal balance outstanding ($11.25 million as of February 27, 2009, inclusive of a $2.25 letter of credit issued by Comerica to our landlord).  Additionally, we were required to pay Safeguard a quarterly usage fee of 0.875% of the amount by which the daily average principal balance outstanding under the Comerica Facility exceeds $5.5 million.

At the initial closing of the March 2009 private placement of the Preferred Shares, which we refer to herein as the Private Placement, we used a portion of the proceeds to pay off in full our indebtedness owing under the Comerica Facility.  The Comerica Facility was terminated effective as of March 26, 2009.

In connection with the termination of the Comerica Facility, Safeguard’s guaranty of the Comerica Facility also terminated. As a result of the termination of the Safeguard guaranty, that certain Amended and Restated Reimbursement and Indemnity Agreement dated January 17, 2007, as amended, between us and Safeguard automatically terminated.

Also in connection with the termination of the Comerica Facility, we entered into a Security and Pledge Agreement dated March 26, 2009 pursuant to which we have cash collateralized our obligations under the Comerica letter of credit.

Safeguard Facility

On March 7, 2007, we obtained a subordinated revolving credit line, which we refer to herein as the 2007 Mezzanine Facility, from Safeguard Delaware, Inc., or SDI, a wholly owned subsidiary of Safeguard Scientifics, Inc. (individually, and collectively with SDI, hereinafter referred to as Safeguard).  The 2007 Mezzanine Facility originally provided us with up to $12.0 million in working capital funding, but was reduced by $6.0 million as a result of the sale of our instrument business, consisting of certain tangible assets, inventory, intellectual property, contracts and other assets used in the operation of the instrument systems business to Carl Zeiss MicroImaging, Inc., an international leader in the optical and opto-electronics industries.  Borrowings under the 2007 Mezzanine Facility bore interest at an annual rate of 12%.  In connection with the 2007 Mezzanine Facility, we issued to Safeguard:  (1) warrants to purchase 125,000 shares of our common stock with an exercise price of $0.01 per share, expiring March 7, 2011; (2) warrants to purchase 62,500 shares of common stock with an exercise price of $1.39 per share (reflecting a 15% discount to the trailing 10-day average closing price of our common stock prior to March 7, 2007), expiring March 7, 2011; and (3) four-year warrants to purchase an aggregate of 93,750 shares of common stock for an exercise price of $0.01 per share in connection with borrowings that we made thereunder.

On March 14, 2008, we entered into a new revolving line of credit, which we refer to herein as the 2008 Mezzanine Facility, with Safeguard to renew and expand the 2007 Mezzanine Facility.  The 2008 Mezzanine Facility, which had a stated maturity date of April 15, 2009, provided us with up to $21.0 million in working capital funding.  Borrowings under the 2008 Mezzanine Facility bore interest at an annual rate of 12%.  Proceeds from the 2008 Mezzanine Facility were used to refinance indebtedness under the 2007 Mezzanine Facility, for working capital purposes and to repay in full and terminate a Loan and Security Agreement, dated September 29, 2006, between us and General Electric Capital Corporation, and certain related equipment lease obligations.  In connection with the 2008 Mezzanine Facility, we issued to Safeguard five-year warrants to purchase 1,643,750 shares of common stock with an exercise price of $0.01 per share, which included warrants to purchase 93,750 shares which were the subject of amounts that had not been drawn under the 2007 Mezzanine Facility.  In addition, under the 2008 Mezzanine Facility, we were required to issue to Safeguard an additional five-year warrant to purchase 550,000 shares of common stock with an exercise price of $0.01 per share on May 1, 2008, since a new secured credit facility was not completed prior to such date, and an aggregate of an additional 1,650,000 warrants were issued to Safeguard in three separate tranches of equal amount on each of July 2, 2008, September 2, 2008, and November 6, 2008 because the aggregate size of the of the 2008 Mezzanine Facility had not been reduced to $6.0 million on or prior to the dates specified therein.

In July 2008, we entered into an amendment with respect to the 2008 Mezzanine Facility that required us to repay $4.6 million of indebtedness under the 2008 Mezzanine Facility with proceeds borrowed under a new revolving credit facility with Gemino Healthcare Finance, LLC, which we refer to herein as the Gemino Facility, and, subject to Safeguard’s subordination agreement with Gemino, required certain other prepayments of indebtedness under the Safeguard Facility of up to approximately $2.9 million in the aggregate to be made from time to time to the extent we were able to borrow funds in excess of $4.6 million under the Gemino Facility (or any refinancing thereof).

On February 27, 2009, we amended and restated our revolving line of credit with Safeguard, which we refer to herein as the 2009 Mezzanine Facility.  The 2009 Mezzanine Facility has a stated maturity date of April 1, 2010 and increased our total credit availability by $9.0 million to $30.0 million.  Borrowings under the 2009 Mezzanine Facility bear interest at an annual rate of 14.0%.  Mandatory prepayments are required under the 2009 Mezzanine Facility upon the occurrence of certain events, including upon (i) the prepayment in full and termination of the Comerica and Gemino facilities, (ii) the consummation of a change of control, liquidation or sale of all or substantially all of our assets or (iii) or a capital raise by us of at least $1.0 million.   We also agreed to maximize our borrowings under the Comerica and Gemino facilities before making additional requests under the 2009 Mezzanine Facility and to use make prepayments under the 2009 Mezzanine Facility to the extent it has unrestricted cash in excess of $1.0 million.  In connection with the termination of the Comerica Facility, we prepaid an aggregate of $14.0 million in debt outstanding under the Safeguard Facility.

Upon the consummation of, and as partial consideration for, Safeguard’s entry into the 2009 Mezzanine Facility, we issued to Safeguard 500,000 fully vested common stock warrants with a five year term and an exercise price of $1.376 (the 20-day average trailing close price of our common stock as of February 6, 2009).  We are required to continue to abide by certain restrictive covenants in connection with the 2009 Mezzanine Facility which include: (i) the requirement to obtain approval from Safeguard for new financing agreements or other significant transactions and (ii) compliance with the covenants contained within other credit agreements, including the Gemino Facility, as amended.

We will be required to issue Safeguard an additional 750,000 common stock warrants on June 1, 2009 (unless the 2009 Mezzanine Facility is repaid in full before such date).  Such warrants will be fully vested upon issuance, have a term of five years, and an exercise price equal to 50% of the 20-day trailing average closing price of our common stock as of June 1, 2009.  Thereafter, on the first day of each calendar month from July 1, 2009 through March 1, 2010 (unless the 2009 Mezzanine Facility is repaid in full and terminated before such date), we will issue to Safeguard warrants to purchase an additional 700,000 shares of common stock. These warrants will be fully vested upon issuance, have a five-year term, and have an exercise price of $0.01 per share.

In connection with the entry into the 2009 Mezzanine Facility, we entered into an Amended and Restated Registration Rights Agreement with Safeguard and certain of its affiliates.  In addition, in connection with certain amendments to our outstanding facilities, and the entry into 2009 Mezzanine Facility, we executed certain amendments to various subordination agreements by and among us and our lenders.

In connection with the Private Placement of the Preferred Shares, we further amended certain provisions of the 2009 Mezzanine Facility with Safeguard.  The amendments (i) reduced the maximum aggregate principal amount which may be borrowed under the terms of the facility (inclusive of those amounts currently outstanding) from $30.0 million to $10.0 million, and (ii) provided Safeguard’s consent to, and conforming amendments of the facility to permit the repayment in full of all of our indebtedness under the Comerica Facility and the termination of the Comerica Facility at the initial closing of the Private Placement.

As of April 15, 2009 there was an aggregate of approximately $5.6 million outstanding under the 2009 Mezzanine Facility.

Amendment to 2002 Securities Purchase Agreement with Safeguard

Also in connection with the Private Placement, we amended certain provisions of the Securities Purchase Agreement with Safeguard, dated as of June 13, 2002.  The amendment provides that Safeguard is entitled to nominate up to three directors until such time as Safeguard and/or its transferees hold less than 25% of the voting power of all of our outstanding securities, at which time they will have the right to nominate up to two directors.  In the event that the voting power of Safeguard and/or its transferees falls below 16.67%, Safeguard has agreed to negotiate with us in good faith an amendment to its board representation rights in light of such diminished ownership.  The Securities Purchase Agreement will also terminate automatically in the event that Safeguard’s voting power (together with its affiliates) falls below 5% of our outstanding voting securities.

Safeguard-Oak Stockholders Agreement

Also in connection with the Private Placement, Oak and Safeguard and certain of its affiliates entered into a Stockholders Agreement pursuant to which (i) Safeguard waived any preemptive or anti-dilution rights it might have with respect to the issuance of the Preferred Shares, and (ii) Safeguard agreed to vote in favor of the issuance of the Preferred Shares for purposes of complying with the NASDAQ Marketplace Rules.  We are an intended third party beneficiary with respect to portions of the Safeguard-Oak Stockholders Agreement.

Services Agreement

Pursuant to a services agreement entered into on October 1, 2007 between us, Dr. Michael Pellini and Safeguard, we appointed Dr. Pellini as our Chief Operating Officer and Safeguard made Dr. Pellini’s services available to us.  While providing these services to us, Dr. Pellini remained employed by Safeguard and was not employed by us.  In exchange for Safeguard making the services of Dr. Pellini available to us, we reimbursed Safeguard for the following expenses incurred by Safeguard during Dr. Pellini’s tenure with us under the services agreement (with retroactive effect to September 4, 2007, which was the date Dr. Pellini began providing consulting services to us):  (i) Dr. Pellini’s base salary at an annualized rate of $250,000 (subject to increase commensurate with salary increases applicable to our executives generally); (ii) the lesser of (A) the annual bonus to which Dr. Pellini would have become entitled as our employee, and (B) the annual bonus actually paid to Dr. Pellini by Safeguard (pro-rated for any partial calendar year); and (iii) certain other expenses associated with Dr. Pellini’s employment by Safeguard and his provision of services to us in California.  The services agreement was to continue through June 30, 2008, but was superseded by the employment agreement between us and Dr. Pellini entered into on April 24, 2008 as described elsewhere in this report.

Policies and Procedures for Reviewing Related Party Transactions

We have a number of policies, procedures and practices that relate to the identification, review and approval of related party transactions.  In accordance with our Statement on Corporate Governance, our Board reviews on an annual basis the relationships that each director or member of such director’s immediate family has with us, whether directly or as a partner, shareholder or officer of an organization that has a relationship with us.  Following such annual review, only those directors who the Board affirmatively determines have no material relationship with us (either directly or as a partner, shareholder or officer of an organization that has a relationship with us) will be considered independent directors, subject to additional qualifications prescribed under the listing standards of NASDAQ or under applicable law.

In addition, our Code of Conduct requires all employees to avoid situations that involve a conflict of interest between an employee’s personal interests and our interests, and it requires that each employee obtain prior express approval from us before serving as a consultant to, or a director, trustee, officer or employee of, a company or organization that competes or does business with us.

Our Board of Directors has also established a policy (which is not a written policy) that all transactions between us and Safeguard or its affiliates must be approved by a committee of the Board consisting solely of independent directors.  Each of the transactions described above between us and Safeguard and/or its affiliates was approved by a committee of the Board consisting solely of independent directors.

Director Independence

On an annual basis, each director and executive officer is obligated to complete a Director and Officer Questionnaire that requires disclosure of any transactions with us in which a director or executive officer, or any member of his or her immediate family, has a direct or indirect material interest.  Following completion of these questionnaires, the Board, with the assistance of the Corporate Governance Committee, makes an annual determination as to the independence of each director using the current standards for “independence” established by NASDAQ, federal securities laws, and the additional criteria set forth in our Statement of Corporate Governance, and consideration of any other material relationship a director may have with us.

Under the standards set out in our Statement of Corporate Governance, a director does not qualify as an independent director if, within the previous five years:  (i) the director was employed by us; (ii) someone in the director’s immediate family was employed by us as an officer; (iii) the director was employed by or affiliated with our present or former independent auditors; (iv) someone in the director’s immediate family was employed or affiliated with our present or former independent auditors as an officer, partner, principal or manager; or (v) the director or someone in his/her immediate family was employed as an executive with another entity that concurrently has or had as a member of its compensation (or equivalent) committee of the board of directors any of our executive officers.

The Board has determined that Messrs. Slattery and Waller, and Dr. Smith, are independent under these standards.

Item 14.     Principal Accounting Fees and Services

The Audit Committee has appointed the firm of KPMG LLP, or KPMG, as our independent accountants for the current year.  KPMG has served as our auditor since our inception in 1996.

Audit and Non-Audit Fees

The following table presents fees for professional services rendered by KPMG for the audit of our annual financial statements for fiscal 2008 and fiscal 2007, respectively, and fees billed for other services rendered by KPMG.

	2008	2007
Audit Fees(1)	$547,339	$830,429
Tax Fees(2)	114,206	101,040
Total	$661,545	$931,469

(1)       Represents the aggregate fees billed to us by KPMG for professional services rendered for the audit of our annual consolidated financial statements, for the reviews of the consolidated financial statements included in our Form 10-Q filings for each fiscal quarter, preparation of comfort letter, review of registration statements and consents and work performed in connection with the internal control attestation of our parent company.

(2)       Tax fees consisted of services for U.S. federal and state and local tax planning, advice and compliance, tax valuation services, and assistance with tax audits and appeals.

The Audit Committee has a policy to review and approve in advance the retention of the independent auditors for the performance of all audit and lawfully permitted non-audit services and the fees for such services.  The Audit Committee may delegate to one or more of its members the authority to grant pre-approvals for the performance of non-audit services, and any such Audit Committee member who pre-approves a non-audit service is required to report the pre-approval to the full Audit Committee at its next scheduled meeting.  The Audit Committee periodically notifies the Board of their approvals.  The Audit Committee approved all of the services provided by KPMG described above.

PART IV

Item 15.     Exhibits and Financial Statement Schedules

(a) Documents filed as part of this annual report on Form 10-K:

3.             Exhibits:  The exhibits that are filed with this Amendment No. 1 are set forth in the Exhibit Index below.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Aliso Viejo, California on April 30, 2009.

CLARIENT, INC.

By:	/s/ RONALD A. ANDREWS
Ronald A. Andrews
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1†	Certification of Ronald A. Andrews pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2†	Certification of Raymond J. Land pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1†	Certification of Ronald A. Andrews pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2†	Certification of Raymond J. Land pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

†      Filed herewith