Form 10-Q
period 2009-03-31
CLARIENT, INC
filed 2009-05-11
CIK 1038223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding at April 30, 2009
Common Stock, $0.01 par value per share	77,246,331 shares

CLARIENT, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CLARIENT, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2009	2008

ASSETS

Current assets:
Cash and cash equivalents	$4,703	$1,838
Restricted cash	750	—
Accounts receivable, net of allowance for doubtful accounts of $7,173 and $8,045 at March 31, 2009 and December 31, 2008, respectively	25,403	20,315
Inventories	784	648
Prepaid expenses and other current assets	2,207	653
Total current assets	33,847	23,454
Restricted cash	2,064	—
Property and equipment, net	13,834	11,911
Other assets	236	144
Total assets	$49,981	$35,509

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Revolving lines of credit	$5,887	$14,104
Related party line of credit, net of discount	5,125	11,461
Accounts payable	3,797	3,783
Accrued payroll	2,732	3,760
Accrued expenses	3,130	2,563
Current maturities of capital lease obligations	607	263
Total current liabilities	21,278	35,934
Long-term capital lease obligations	1,152	345
Deferred rent and other non-current liabilities	3,861	3,970

Commitments and contingencies

Stockholders’ equity (deficit):

Series A Convertible Preferred stock $0.01 par value, authorized 8,000,000 shares, issued and outstanding 3,833,201 and -0- shares at March 31, 2009 and December 31, 2008, respectively. Aggregate liquidation preference: March 31, 2009 and December 31, 2008—$34.5 million and $-0-, respectively	38	—
Common stock $0.01 par value, authorized 150,000,000 shares, issued and outstanding 77,186,331 and 76,994,620 at March 31, 2009 and December 31, 2008, respectively	772	770
Additional paid-in capital	178,613	149,403
Accumulated deficit	(155,643)	(154,822)
Accumulated other comprehensive loss	(90)	(91)
Total stockholders’ equity (deficit)	23,690	(4,740)
Total liabilities and stockholders’ equity (deficit)	$49,981	$35,509

See accompanying notes to Condensed Consolidated Financial Statements.

CLARIENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenue	$22,447	$15,886
Cost of services	8,957	7,378
Gross profit	13,490	8,508
Operating expenses:
Sales and marketing	4,288	2,473
General and administrative	5,518	4,618
Bad debt	2,635	1,436
Research and development	200	124
Total operating expenses	12,641	8,651
Income (loss) from operations	849	(143)
Interest expense, net	190	315
Interest expense to related parties	2,980	476
Loss from continuing operations before income taxes	(2,321)	(934)
Income tax expense	—	—
Income from discontinued operations	1,500	—
Net loss	$(821)	$(934)

Basic and diluted net loss per common share:
Loss from continuing operations	$(0.03)	$(0.01)
Income from discontinued operations	0.02	—
Net loss	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	77,002,937	72,070,169

See accompanying Notes to Condensed Consolidated Financial Statements.

CLARIENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Loss from continuing operations	$(2,321)	$(934)
Income from discontinued operations	1,500	—
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	811	869
Bad debt expense	2,635	1,436
Related party interest expense	868	—
Amortization of warrants to related party interest expense	2,103	191
Amortization of deferred financing and offering costs	—	112
Stock-based compensation	570	279
Changes in operating assets and liabilities:
Accounts receivable, net	(7,723)	(3,183)
Inventories	(136)	(33)
Prepaid expenses and other assets	(1,564)	302
Accounts payable	1,129	962
Accrued payroll	(1,028)	284
Accrued expenses	627	(450)
Deferred rent and other non-current liabilities	(109)	(25)
Net cash used in operating activities	(2,638)	(190)

Cash flows from investing activities:
Increase in restricted cash	(2,814)	—
Purchases of property and equipment	(1,783)	(1,544)
Net cash used in investing activities	(4,597)	(1,544)

Cash flows from financing activities:
Proceeds from sale of preferred stock	29,132	—
Offering costs from sale of preferred stock	(1,052)	—
Proceeds from exercise of stock options and warrants	—	33
Borrowings on capital lease obligations	—	322
Repayments on capital lease obligations	(64)	(2,419)
Borrowings on revolving lines of credit	15,945	10,543
Repayments on revolving lines of credit	(24,162)	(15,540)
Borrowings on related party debt	5,800	10,420
Repayments on related party debt	(15,500)	—
Net cash provided by financing activities	10,099	3,359

Effect of exchange rate changes on cash and cash equivalents	1	(2)

Net increase in cash and cash equivalents	2,865	1,623

Cash and cash equivalents at beginning of period	1,838	1,516

Cash and cash equivalents at end of period	$4,703	$3,139

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,238	$372
Cash paid for income taxes	$—	$—
Non cash investing and financing activities:
Capital lease obligation	$1,215	$—
Issuance of warrants in connection with borrowings from related party	$600	$2,727

See accompanying Notes to Condensed Consolidated Financial Statements

CLARIENT, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)                                 Description of Business, Going Concern, Basis of Presentation, and Operating Segment

(a)          Description of Business

Clarient, Inc. and its wholly-owned subsidiaries (the “Company”) comprise an advanced cancer diagnostic services company.  The Company’s mission is to combine innovative technologies, meaningful test results, and world-class pathology expertise to improve the lives of those affected by cancer by bringing clarity to a complex disease. The Company’s vision is to be the leader in cancer diagnostics by dedicating itself to collaborative relationships with the health care community as it translates cancer discovery and information into better patient care.  The Company was founded and organized in 1993 and is headquartered in Aliso Viejo, California.  The Company began to offer limited diagnostic laboratory services in May 2004.  The Company’s services were expanded in November 2004 to include a broad range of diagnostic services after the Company received its California Department of Health license, including specific services to be provided by licensed physicians.

California prohibits general corporations from engaging in the practice of medicine pursuant to both statutory and common law principles commonly known as the Corporate Practice of Medicine Doctrine. Courts have interpreted this doctrine to prohibit non-professional corporations from employing physicians and certain other healthcare professionals who provide professional medical services. In order to comply with such laws, all medical services are provided by, or under the supervision of, Clarient Pathology Services, Inc. (“CPS”).  The legal entity which previously served the same function as CPS was Clarient Pathology Associates, Inc.  The Company’s Chief Medical Officer, Kenneth J. Bloom, M.D., and his spouse are the sole shareholders of CPS.  CPS provides medical and pathology services to the Company under a long-term, exclusive professional services agreement.  The Company provides CPS with all non-medical and non-pathology administrative support under a long-term management services agreement.  The Company is required to consolidate the financial statements of CPS under Financial Accounting Standards Board Interpretation No. 46, as revised, (“FIN 46R”), “Consolidation of Variable Interest Entities.”

In March 2007, the Company sold its instrument systems business, consisting of certain tangible assets, inventory, intellectual property (including the Company’s patent portfolio and the ACIS and ChromaVision trademarks), contracts, and other assets used in the operations of the instrument systems business (see Note 4).

(b)         Going Concern

In Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 19, 2009 with the U.S. Securities and Exchange Commission (“SEC”),  the Company discussed the specific factors that led to substantial doubt about the Company’s ability to continue as a going concern.   Since such filing date, certain significant business events occurred, as further discussed below.

On March 25, 2009, the Company entered into a Stock Purchase Agreement with Oak Investment Partners XII, Limited Partnership, a Delaware limited partnership (“Oak”), pursuant to which the Company agreed to sell and issue to Oak, up to an aggregate of 6.6 million shares of convertible preferred stock in two or more tranches for aggregate consideration of up to $50.0 million (the “Oak Purchase Agreement”).  The initial closing occurred on March 26, 2009, at which time the Company issued and sold an aggregate of 3.8 million preferred shares for aggregate consideration of $29.1 million.  After paying closing fees and legal expenses, the Company used the remaining proceeds to repay in full the outstanding balance of $9.8 million under its Comerica Facility, support its already existing $2.3 million standby letter of credit with Comerica Bank through funding a restricted cash account in the same amount, and repay $14.0 million of the total amount outstanding under the Third Mezzanine Facility (see Note 8).

The Company expects a second closing, pursuant to the Oak Purchase Agreement, to occur on or about May 14, 2009 for an additional 1.4 million convertible preferred shares for consideration of approximately $10.9 million (the “Second Oak Closing”).  The Company is contractually obligated to use a portion of the proceeds from the Second Oak Closing to repay in full the Third Mezzanine Facility, which the Company expects to terminate at such time. The remaining proceeds will be utilized to support the Company’s working capital requirements.

The Company’s credit facilities with Gemino Healthcare Finance, LLC (“Gemino”) and Safeguard Delaware, Inc., a wholly-owned subsidiary of Safeguard Scientifics, Inc. (“Safeguard”), the Company’s majority shareholder, contain certain covenants which require the Company’s compliance.  Upon the consummation of the Second Oak Closing and the related repayment and retirement of the Third Mezzanine Facility, only the Gemino Facility (as defined in Note 8) will remain to supplement working capital requirements.

Failure to maintain compliance with the financial and/or certain other covenants contained within the Gemino Facility would constitute an event of default, and by agreement, would result in a cross-default under the Third Mezzanine Facility until its retirement.  The Gemino and Safeguard facilities also contain material adverse change (“MAC”) clauses.  If the Company encountered difficulties that would qualify as a MAC in its (i) operations, (ii) condition (financial or otherwise), or (iii) ability to repay the amounts outstanding on its facilities, its credit agreements could be cancelled.   Gemino and Safeguard could then elect to declare the indebtedness under the applicable facility, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing such indebtedness.  In order for the Company to comply with the financial covenants contained within its credit facilities, the Company’s results of operations and level of cash collections in 2009 and beyond must exceed its 2008 results, and such outcome is uncertain. The Company can provide no assurance that it will be able to meet its financial covenants or not encounter a MAC triggering event.

(c)                             Basis of Presentation

The accompanying unaudited interim Condensed Consolidated Financial Statements of the Company were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the interim financial statements rules and regulations of the SEC.  These financial statements include the financial position, results of operations, and cash flows of the Company, and the accounts of CPS, which are consolidated under the provisions of FIN 46(R). All significant inter-company accounts and transactions have been eliminated in consolidation.  The preparation of the accompanying Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions.  Such estimates and assumptions affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes thereto. The most significant estimates relate to revenue recognition, allowance for doubtful accounts, stock-based compensation expense, and long-lived assets. Actual results could differ from those estimates.

In the opinion of management, the accompanying Condensed Consolidated Financial Statements include all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation.  Certain amounts have been reclassified to conform to the current year presentation (see Note 6).  During the fourth quarter of 2008, the Company identified immaterial errors related to its income statement classification for amounts within cost of services and operating expenses.  The errors resulted in the adjustment of expense classifications within prior periods’ cost of services and operating expenses, but had no impact on earnings. The accompanying Condensed Consolidated Financial Statements have accordingly been adjusted.

The interim operating results are not necessarily indicative of the results for a full year or for any interim period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements. The Condensed Consolidated Financial Statements included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-Q and included together with the Company’s audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(d)                            Operating Segment

The Company has one reportable operating segment that delivers advanced cancer diagnostic services to community pathologists, biopharmaceutical companies, and researchers.  At March 31, 2009, all of the Company’s services were provided within the United States, and substantially all of the Company’s assets were located within the United States.

(2) Summary of Significant Accounting Policies

(a)          Revenue Recognition

Revenue for the Company’s diagnostic services is recognized at the time of completion of such services.   The Company’s services are billed to various payors, including Medicare, health insurance companies, healthcare institutions, and patients. The Company reports revenue from contracted payors, including certain health insurance companies and healthcare institutions, based on the contracted rate, or in certain instances, the Company’s estimate of such rate.  For billing to Medicare, the Company utilizes the published fee schedules, net of standard discounts (commonly referred to as “contractual allowances”). The Company reports revenue from non-contracted payors, including certain insurance companies and patients, based on the amount expected to be collected for services provided.  Adjustments resulting from actual collections compared to the aforementioned estimates are recognized in the period realized.

(b)          Allowance for Doubtful Accounts and Bad Debt Expense

An allowance for doubtful accounts is recorded for estimated uncollectible amounts due from various payor groups.  The process for estimating the allowance for doubtful accounts involves significant assumptions and judgments. Specifically, the allowance for doubtful accounts is adjusted periodically, and is principally based upon an evaluation of historical collection experience.  The payment realization cycle for certain governmental and managed care payors can be lengthy, involving denial, appeal and adjudication processes, and is subject to periodic adjustments that may be significant. After appropriate collection efforts, accounts receivable are written off and deducted from the allowance for doubtful accounts.  Additions to the allowance for doubtful accounts are charged to bad debt expense in the Condensed Consolidated Statements of Operations.

(c)                                Stock-Based Compensation

The Company records compensation expense related to stock-based awards, including stock options and restricted stock, based on the fair value of the award which is determined using the Black-Scholes option-pricing model. Stock-based compensation expense recognized during the period is based on the fair value of the portion of the stock-based awards that are ultimately expected to vest, and thus, the gross expense is reduced for estimated forfeitures. The Company recognizes stock-based compensation expense over the vesting period using the straight-line method for employees and ratably as tranches vest for non-employees.  The Company classifies compensation expense related to these awards in the Condensed Consolidated Statements of Operations based on the department to which the recipient reports.

(d)          Long-Lived Assets

The Company evaluates the possible impairment of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable.  Evaluation of possible impairment is based on the Company’s ability to recover the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If the expected undiscounted pretax cash flows are less than the carrying amount of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying amount of the asset.

(e)                                Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under such method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred taxes are reduced by a valuation allowance to an amount which is more likely than not to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of enactment.

As of January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, (“FIN 48”). Among other things, FIN 48 provides guidance to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold, which income tax positions must meet before being recognized in the financial statements. The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

(f)                                   Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of amounts held as bank deposits and any certificates or notes with an original maturity of three months or less. The Company has not experienced any significant losses on cash equivalents and does not believe it is exposed to any significant credit risk on cash and cash equivalents.

Restricted cash is held as bank deposits, and serve as security deposits for the Company’s Aliso Viejo, CA facility lease and a certain capital lease.  Interest accrues to the Company for such accounts.  The classification of restricted cash as current or non-current is dependent upon whether the contractual terms for such deposits provide for the complete release of restrictions within one year of the balance sheet date.

(g)          Financial Instruments

The Company estimates the fair value of its monetary assets and liabilities based upon the existing interest rates related to such assets and liabilities compared to current market rates of interest for instruments with a similar nature and degree of risk. The Company estimates that the fair value of all of its monetary assets and liabilities approximates the recorded value as of March 31, 2009 and December 31, 2008.

(h)          Inventories

Inventories consist of laboratory supplies and are stated at the lower of cost or market.  Inventories are accounted for under the first-in, first-out method (FIFO).

(i)           Property and Equipment and Depreciation

Property and equipment are depreciated using the straight-line method over the following estimated useful lives:

Office furniture, computer, software, and laboratory equipment	Three to five years
Leasehold improvements	Shorter of useful life or remaining term of lease

Expenditures for maintenance, repairs, and minor improvements are charged to expense as incurred. Depreciation expense is recognized on the first day of the month subsequent to being placed into service. Leasehold improvements are capitalized and amortized over the shorter of their estimated useful lives or the remaining lease term.  All reimbursed leasehold improvements received from the Company’s landlord are recorded to deferred rent and recovered ratably through a reduction of rent expense over the term of the lease.

(j)                                   Capitalized Software Costs

The Company records the costs of internal use computer software in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”) issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. SOP 98-1 requires that certain internal-use computer software costs be capitalized and amortized over its useful life.  Amortization of internal-use computer software costs begins when ready for its intended use, and is amortized over a three to five-year period using the straight-line method.

(k)          Research and Development

Research and development costs are expensed as incurred.  Research and development expenses consist of compensation and benefits for research and development personnel, related laboratory supplies, certain information technology personnel, consultants, and allocated facility-related costs.

(l)           Foreign Currency Translation

The financial position and results of operations of the Company’s two foreign subsidiaries (which remain dormant at March 31, 2009) are determined using the applicable local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end. Revenue and expenses are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive loss in stockholders’ equity.

(3)                                 Balance Sheet Detail

(a)          Allowance for Doubtful Accounts

The following is the 2008 and first quarter of 2009 summary of activity for the allowance for doubtful accounts (in thousands):

Ending balance, December 31, 2007	$3,370
Bad debt expense	12,199
Write-offs	(7,524)
Ending balance, December 31, 2008	8,045
Bad debt expense	2,635
Write-offs	(3,507)
Ending balance, March 31, 2009	$7,173

(b)          Property and Equipment

The following is a summary of property and equipment (in thousands):

	March 31, 2009	December 31, 2008
Office furniture, computer, software, and laboratory equipment	$18,600	$16,055
Leasehold improvements	9,026	8,837
Total	27,626	24,892
Less: accumulated depreciation	(13,792)	(12,981)
Property and equipment, net	$13,834	$11,911

(4)                                 Discontinued Operations

On March 8, 2007, the Company sold its instrument systems business, consisting of certain tangible assets, inventory, intellectual property (including the Company’s former patent portfolio and the ACIS and ChromaVision trademarks), contracts, and related assets (the “Technology Business”) to Carl Zeiss MicroImaging, Inc. and one of its subsidiaries (collectively, “Zeiss”) for an aggregate purchase price of $12.5 million.  The $12.5 million consisted of $11.0 million in cash and an additional $1.5 million in contingent purchase price, subject to the satisfaction of certain post-closing conditions through March 8, 2009 relating to transferred intellectual property (the “ACIS Sale”).   As part of the ACIS Sale, the Company entered into a license agreement with Zeiss that granted the Company a non-exclusive, perpetual and royalty-free license to certain of the transferred patents, copyrights and software code for use in connection with imaging applications (excluding sales of imaging instruments) and the Company’s cancer diagnostic services business.

During March 2009, Zeiss’ management acknowledged the satisfaction of the post-closing conditions of the ACIS Sale and the related $1.5 million payment due, which the Company recorded to income from discontinued operations within the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2009.   On April 8, 2009, the Company received the $1.5 million from Zeiss.

(5)                                 Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007.  FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”), deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.  The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on the Company’s consolidated financial position and results of operations. The adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities had no impact on the Company’s consolidated financial position, results of operations, and cash flows.

In November 2007, the FASB’s Emerging Issues Task Force, (“EITF”) reached a consensus on EITF 07-1: “Accounting for Collaborative Arrangements” (“EITF 07-1”).   EITF 07-01 provides guidance for whether an arrangement constitutes a collaborative arrangement, how costs incurred and revenue generated on sales to third parties should be reported by the partners to a collaborative arrangement in each of their respective income statements, how payments made to or received by a partner pursuant to a collaborative arrangement should be presented in the income statement, and what participants should disclose in the notes to the financial statements about a collaborative arrangement. EITF 07-1 shall be effective for annual periods beginning after December 15, 2008. Entities are required to report the effects of applying EITF 07-1 as a change in accounting principle through retrospective application to all periods to the extent practicable. Upon application of EITF 07-1, the following is required to be disclosed: a) a description of the prior-period information that has been retrospectively adjusted, if any, and b) the effect of the change on revenue and operating expenses (or other appropriate captions of changes in the applicable net assets or performance indicator) and on any other affected financial statement line item. The adoption of EITF 07-1 had no impact on the Company’s consolidated financial position, results of operations, and cash flows.

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

In April 2009, the FASB issued FSP No. 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141R-1”).  FSP 141R-1 amends the provisions in SFAS No. 141(R) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS No. 141(R) and instead carries forward most of the provisions in SFAS No. 141(R) for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.   SFAS No. 141(R) and FSP 141R-1 will be applied prospectively to business combinations with acquisition dates on or after January 1, 2009.  As the provisions of SFAS No. 141(R) and FSP 141 R-1 are to be applied prospectively, the impact to the Company cannot be determined until such a transaction occurs.

In March 2007, the EITF reached a consensus on EITF 07-3: “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-03”).  EITF 07-03 guidance states that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts are required to be recognized as an expense as the related goods are delivered or the related services are performed. Entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense.  EITF 07-3 became effective as of January 1, 2008 and applies prospectively for new contracts. The adoption of EITF 07-3 did not have a material impact on the Company’s consolidated financial position, results of operations, and cash flows.

In June 2008, the EITF issued EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”).  EITF 07-5 provides additional guidance when determining whether an option or warrant on an entity’s own shares are eligible for the equity classification provided for in EITF No. 00-19. EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The adoption of EITF 07-5 had no impact on the Company’s consolidated financial position, results of operations, and cash flows.

(6) Adjustment of Expense Classifications

During the fourth quarter of 2008, the Company determined that it had previously misclassified certain expenses after it completed a detailed review of the nature of the costs included within the Company’s previously reported financial statement captions.  The most significant amounts requiring adjustment from operating expenses to cost of services included: compensation and fringe benefits of the Company’s pathology personnel (which include employees of CPS), compensation and fringe benefits of laboratory personnel, and allocated facility-related expenses.  The Company also identified certain customer service costs that were incorrectly being allocated to cost of services rather than operating expenses.

The Company also has modified the line items presented within operating expenses (formerly “selling, general and administrative expenses”) on the face of its Condensed Consolidated Statements of Operations to include: sales and marketing, general and administrative, bad debt, and research and development.

 In accordance with Staff Accounting Bulletin (SAB) No. 99, “Materiality”, and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” management evaluated the materiality of the errors from qualitative and quantitative perspectives and concluded that the errors in presentation were immaterial to all previously filed financial statements.

All prior year amounts included in these Condensed Consolidated Financial Statements and accompanying notes have been adjusted for the misclassification of expenses.  See the below table for a summary of such adjustments:

	Quarter Ended March 31, 2008
	Previously Reported	As Adjusted
Consolidated Statements of Operations:
Cost of services	$6,095	$7,378
Gross profit	9,791	8,508
Operating expenses (formerly selling, general and administrative expenses)	9,934	8,651

(7) Significant Risks and Uncertainties

Credit risk with respect to accounts receivable is generally diversified due to the large number of payors that comprise the Company’s customer base. The Company has significant receivable balances with government payors and various insurance carriers, and to a lesser extent, with patients and certain health care institutions.  The Company does not generally require collateral to support customer receivables.

The laboratory services industry faces challenging billing and collection procedures.  The cash realization cycle for certain governmental and managed care payors can be lengthy and may involve denial, appeal, and an adjudication process.

The Company’s gross accounts receivable by payor class as a percentage of total gross accounts receivable is as follows:

	March 31, 2009	December 31, 2008
Governmental	27%	27%
Private health insurers	46%	40%
Clients (pathologists, hospitals, clinics)	15%	17%
Patients	12%	16%

Collection of governmental, private health insurer, and client receivables are generally a function of providing complete and correct billing information to such parties within the various filing deadlines.  Receivables due from clients and patients, in particular, is generally subject to increased credit risk as compared to governmental receivables, due to the clients’ and patients’ credit worthiness or inability to pay.

On June 1, 2008, the Company’s in-house billing and collection department began operations.  From June 2008 through October 2008, the Company’s third-party billing provider continued to process collections of the Company’s outstanding accounts receivable dated prior to June 1, 2008.  Effective October 31, 2008, the Company’s agreement with its third-party billing provider was terminated.  The Company began processing collections for outstanding pre-June 1, 2008 accounts receivable during the fourth quarter of 2008.   The Company has limited experience in billing and collecting for its services.  During 2008, the Company encountered certain difficulties internally performing such functions, which resulted in cash collections not increasing at the same rate as the Company’s revenue has increased.  During the first quarter of 2009, quarterly cash collections from customers continued to be less than revenue, however, the growth rate of the Company’s cash collections, as compared to the fourth quarter of 2008, slightly exceeded the growth rate of the Company’s revenue for the same period.  The Company relies on cash collections to support its general working capital needs.

As of March 31, 2009, the Company maintained a $7.2 million allowance for doubtful accounts in order to carry accounts receivable at the estimated net realizable value of $25.4 million, as presented within the accompanying Condensed Consolidated Balance Sheets.  The allowance for doubtful accounts is an estimate that involves considerable management judgment.  The Company’s actual collection of its March 31, 2009 accounts receivable may materially differ from management’s estimate for reasons including, but not limited to: customer mix, concentration of customers within the healthcare industry, limited experience as a company in performing and managing billing and collection activities, and the recent downturn in the general economy.

(8) Lines of Credit

The following table summarizes the Company’s debt as of March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009	December 31, 2008
Comerica Facility	$—	$9,000
New Mezzanine Facility	—	13,366
Third Mezzanine Facility	5,528	—
Gemino Facility	5,887	5,104
Capital lease obligations	1,759	608
Subtotal	13,174	28,078
Less: Unamortized discount on Mezzanine Facilities	(403)	(1,905)
Total debt	12,771	26,173
Less: Short-term debt, including current maturities of capital lease obligations	(11,619)	(25,828)
Long-term capital lease obligations	$1,152	$345

On March 25, 2009, the Company entered into a Stock Purchase Agreement with Oak, pursuant to which the Company agreed to sell and issue to Oak, up to an aggregate of 6.6 million shares of convertible preferred stock in two or more tranches for aggregate consideration of up to $50.0 million (the “Oak Private Placement”).  The initial closing occurred on March 26, 2009, at which time the Company issued and sold an aggregate of 3.8 million preferred shares for aggregate consideration of $29.1 million (see Note 14).  After paying closing fees and legal expenses, the Company used the remaining proceeds to repay in full and terminate its revolving credit agreement with Comerica Bank and repay a portion of the outstanding balance of its credit facility with Safeguard, as further discussed below.

Comerica Facility

On March 26, 2009, the Company fully repaid the $9.8 million outstanding balance under its $12.0 million revolving credit agreement with Comerica Bank (the “Comerica Facility”), using a portion of the proceeds from the Oak Private Placement.  The Comerica Facility was terminated at such time, as was Safeguard’s guarantee of the Comerica Facility (as described below).  The Company continues to maintain a $2.3 million standby letter of credit with Comerica Bank, which beginning March 26, 2009, was fully supported by a restricted cash account for the same amount.  The letter of credit is for the benefit of the Company’s landlord of its leased facility in Aliso Viejo, California.

The Comerica Facility was amended on January 27, 2009 to extend its maturity date to March 30, 2009.  The Comerica Facility was further amended on February 27, 2009 (the “February 2009 Comerica Amendment”) to extend its maturity date to March 30, 2010, increase total availability to $12.0 million (of which up to $3.0 million was available for letters of credit), and adjust its interest rate and financial covenants.  The February 2009 Comerica Amendment replaced the minimum adjusted EBITDA covenant with a covenant that required the Company to maintain a “fixed charge coverage ratio” on a cumulative annualized basis of 1.00 through June 30, 2009, 1.10 through September 30, 2009, and 1.20 through December 31, 2009.  The “fixed charge coverage ratio” was defined as the ratio of EBITDA (net income plus interest expense, tax expense, depreciation/amortization expense, and stock based compensation expense), to the sum of (i) interest expense paid in cash on the Gemino Facility (described below), plus (ii) interest expense paid in cash on the Third Mezzanine Facility (described below) and Comerica Facility, plus (iii) payments made under capital leases, plus (iv) fees paid to Safeguard pursuant to its guarantee of the Comerica Facility, plus (v) unfinanced capital expenditures, plus (vi) taxes paid.

At the Company’s option during 2008, borrowings under the Comerica Facility bore interest at Comerica’s prime rate minus 0.5% or at a rate equal to 30-day LIBOR plus 2.45%, provided however, that upon the achievement of certain financial performance metrics the rate would decrease by 0.25%.  As a result of the February 2009 Comerica Amendment, effective February 27, 2009, borrowings under the Comerica Facility bore interest at the Company’s option of: i) 0.5% plus the greater of Comerica’s prime rate or 1.75%, or ii) 30-day LIBOR plus 2.40%.

Safeguard guaranteed the Company’s borrowings under the Comerica Facility in exchange for 0.5% per year of the total amount guaranteed plus 4.5% per year of the daily-weighted average principal balance outstanding. Additionally, the Company was required to pay Safeguard a quarterly usage fee of 0.875% of the amount by which the daily average outstanding principal balance under the Comerica Facility exceeded $5.5 million.  The Company issued common stock warrants to Safeguard in January 2007 as consideration for its guarantee as follows: i) common stock warrants to purchase 0.1 million shares at an exercise price of $0.01 (as a commitment fee for Safeguard’s guarantee) and ii) common stock warrants to purchase 0.2 million shares at an exercise price of $1.64 (as a maintenance fee for Safeguard’s guarantee).

The usage and guarantee fees charged by Safeguard for the Comerica Facility for the three months ended March 31, 2009 and 2008, were $0.1 million and $0.2 million, respectively. Such amounts are included in interest expense to related parties within the accompanying Condensed Consolidated Statements of Operations.

The interest expense on the outstanding balance under the Comerica Facility for the three months ended March 31, 2009 and 2008 (exclusive of the usage and guarantee fees charged by Safeguard as described above) was $0.1 million and $0.1 million, respectively. Such amounts are included in interest expense within the accompanying Condensed Consolidated Statements of Operations.

Safeguard Mezzanine Financing

On March 7, 2007, the Company entered into a senior subordinated revolving credit facility with Safeguard (the “Initial Mezzanine Facility”). The Initial Mezzanine Facility provided the Company with up to $12.0 million in working capital funding, but was reduced by $6.0 million as a result of the ACIS Sale discussed in Note 4. The Initial Mezzanine Facility’s annual interest rate was 12.0%. In connection with the Initial Mezzanine Facility, the Company issued Safeguard 0.3 million common stock warrants to satisfy Safeguard’s commitment fees and maintenance and usage fees.  The fair value of these common stock warrants was determined using the Black-Scholes option pricing model, and was initially expensed over the term of the Initial Mezzanine Facility, though it was subsequently extended to coincide with the term of the New Mezzanine Facility (defined below).

On March 14, 2008, the Company entered into an amended and restated senior subordinated revolving credit facility with Safeguard (the “New Mezzanine Facility”) to refinance, renew, and expand the Initial Mezzanine Facility. The New Mezzanine Facility, which had a stated maturity date of April 15, 2009, provided the Company with up to $21.0 million in working capital funding. Borrowings under the New Mezzanine Facility bore interest at an annual rate of 12.0% through June 30, 2008 and 13.0% thereafter.  Proceeds from the New Mezzanine Facility were used to refinance indebtedness under the Initial Mezzanine Facility, for working capital purposes, and to repay in full and terminate the Company’s former GE Capital Facility (defined below), which included certain related equipment lease obligations.

In connection with the New Mezzanine Facility, the Company issued Safeguard 1.6 million common stock warrants upon its signing.  The Company was also required to issue Safeguard an additional 2.2 million common stock warrants, in four equal tranches of 0.55 million if the balance of the New Mezzanine Facility had not been reduced to $6.0 million on or prior to May 1, 2008, July 1, 2008, September 1, 2008, and November 1, 2008, respectively.  As a result, during the year ended December 31, 2008, 0.55 million common stock warrants were issued on each of June 10, 2008, July 2, 2008, September 2, 2008, and November 6, 2008, respectively.

The fair value of the 1.6 million common stock warrants issued on March 14, 2008 and the 2.2 million common stock warrants issued from June 2008 through December 2008 was determined on March 14, 2008, the date of the New Mezzanine Facility commitment.  The fair value of any unissued common stock warrants associated with the New Mezzanine Facility was determined and adjusted at each subsequent quarter end.  The fair value of all such common stock warrants has been treated for accounting purposes as a debt discount of the New Mezzanine Facility and additional paid-in-capital, based upon the Company’s consideration of the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” As such, the Company began accreting the debt discount in the first quarter of 2008 (as adjusted for the change in fair value of any contingent warrants at each quarter-end) over the term of the New Mezzanine Facility through recording interest expense to related parties on a straight-line basis.

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

The below table summarizes the common stock warrant activity associated with the Initial Mezzanine Facility:

Number of Warrants Issued	Exercise Price	Warrant Term	Warrant Issuance Date	Warrant Expiration Date	Fair Value (in thousands)	Interest Expense Recognized for Three Months Ended March 31, 2009 (in thousands)	Interest Expense Recognized for Three Months Ended March 31, 2008 (in thousands)
125,000*	$0.01	4 years	March 7, 2007	March 7, 2011	$204	$20	$28
62,500	1.39	4 years	March 7, 2007	March 7, 2011	69	7	9
31,250*	0.01	4 years	November 14, 2007	November 14, 2011	62	10	13
31,250*	0.01	4 years	December 17, 2007	December 17, 2011	61	11	15
31,250*	0.01	4 years	March 5, 2008	March 5, 2012	62	14	5
Total					$458	$62	$70

The below table summarizes the common stock warrant activity associated with the New Mezzanine Facility:

Number of Warrants Issued	Exercise Price	Warrant Term	Warrant Issuance Date	Warrant Expiration Date	Fair Value (in thousands)	Interest Expense Recognized for Three Months Ended March 31, 2009 (in thousands)	Interest Expense Recognized for Three Months Ended March 31, 2008 (in thousands)
1,643,750*	$0.01	5 years	March 14, 2008	March 14, 2013	$2,666	$615	$121
550,000*	0.01	5 years	June 10, 2008	June 11, 2013	1,140	263	—
550,000*	0.01	5 years	July 2, 2008	July 2, 2013	1,095	253	—
550,000*	0.01	5 years	September 2, 2008	September 2, 2013	1,167	269	—
550,000*	0.01	5 years	November 6, 2008	November 6, 2013	890	206	—
Total					$6,958	$1,606	$121

* On November 20, 2008 Safeguard exercised the indicated common stock warrants plus an additional 0.1 million warrants issued in January 2007 in connection with its guarantee of the Comerica Facility.

On February 27, 2009, the Company entered into an amended and restated senior subordinated revolving credit facility with Safeguard (the “Third Mezzanine Facility”) to refinance, renew, and expand the New Mezzanine Facility.  Borrowings under the Third Mezzanine Facility bear interest at an annual rate of 14.0%, capitalized monthly to the principal balance.  Upon the signing of the Third Mezzanine Facility, the Company issued Safeguard 0.5 million fully vested common stock warrants with a five year term and an exercise price equal to $1.376 (the Company’s 20-day average trailing close price of its common stock as of February 6, 2009).

The Third Mezzanine Facility has a stated maturity date of April 1, 2010 and provided the Company with up to $30.0 million in working capital funding through March 25, 2009.  In connection with the Oak Private Placement, on March 26, 2009, the Company repaid $14.0 million of the outstanding balance under the Third Mezzanine Facility.  The Company is contractually obligated to use a portion of the proceeds from the Second Oak Closing (expected to occur on or about May 14, 2009) to repay in full the Third Mezzanine Facility, which the Company expects to terminate at such time.   Also on March 26, 2009, the Company and Safeguard amended the Third Mezzanine Facility, which resulted in the reduction of its total availability from $30.0 million to $10.0 million.

In connection with the $20.0 million reduction of the Third Mezzanine Facility, the Company assessed the associated unamortized debt issuance costs of $1.7 million as of March 26, 2009 under the provisions of EITF 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements.”  The 67% reduction in availability under the Third Mezzanine Facility ($20.0 million divided by $30.0 million) resulted in the expensing of debt issuance costs in such proportion, totaling $1.1 million, which was recorded to interest expense to related parties within the accompanying Condensed Consolidated Statements of Operations.  In anticipation of the Second Oak Closing on or about May 14, 2009 and expected termination of the Third Mezzanine Facility on such date, the Company reduced the amortization period for related debt issuance costs; consequently, all remaining unamortized debt issuance costs ($0.5 million as of March 31, 2009) associated with the Third Mezzanine Facility will be amortized (recorded to interest expense to related parties) through May 14, 2009.

The Company is required to continue to abide by certain restrictive covenants in connection with the Third Mezzanine Facility, which include: (i) the requirement to obtain approval from Safeguard for new financing agreements or other significant transactions and (ii) the requirement for the Company to comply with the covenants contained within the Gemino Facility, as amended in February 2009.

The Company will be required, though does not expect, to issue Safeguard an additional 0.75 million common stock warrants on June 1, 2009 if the balance of the Third Mezzanine Facility has not been fully repaid and terminated on or prior to May 31, 2009 (the “Termination Warrants”).  Since the Company does not expect to issue any Termination Warrants, it has not recorded nor amortized the value of such warrants through interest expense to related parties within the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2009.  If issued, the Termination Warrants would be fully vested upon issuance, have a term of five years, and have an exercise price equal to 50% of the 20-day trailing closing price of the Company’s common stock as of June 1, 2009.  Thereafter, on the first day of each calendar month from July 1, 2009 through March 1, 2010 (unless the Third Mezzanine has been repaid in full and terminated before such date), the Company would issue Safeguard warrants to purchase an additional 0.7 million shares of common stock (the “Monthly Termination Warrants”). The Monthly Termination Warrants would be fully vested upon issuance, have a five year term, and have an exercise price of $0.01 per share.

The below table summarizes the common stock warrant activity associated with the Third Mezzanine Facility:

Number of Warrants Issued	Exercise Price	Warrant Term	Warrant Issuance Date	Warrant Expiration Date	Fair Value (in thousands)	Interest Expense Recognized for Three Months Ended March 31, 2009 (in thousands)
500,000	$1.376	5 years	February 27, 2009	February 27, 2014	$600	$435
Total					$600	$435

Gemino Facility

On July 31, 2008, the Company entered into a secured credit agreement (the “Gemino Facility”) with Gemino Healthcare Finance, LLC (“Gemino”), which was amended on February 27, 2009 (the “February 2009 Gemino Amendment”) to extend its maturity date to January 31, 2010.  The Gemino Facility is a revolving facility under which the Company may borrow up to $8.0 million, secured by the Company’s accounts receivable and related assets.  The Third Mezzanine Facility is subordinated to the Gemino Facility.

The Gemino Facility’s maturity date of January 31, 2010 may be extended to January 31, 2011 upon the satisfaction of certain conditions, including (i) the absence of any continuing event of default and (ii) the extension or refinancing of the Third Mezzanine Facility under terms which are satisfactory to Gemino in its sole discretion.

Outstanding borrowings under the Gemino Facility were $5.9 million at March 31, 2009.  The amount which the Company is entitled to borrow under the Gemino Facility at a particular time is based on the amount of the Company’s qualified accounts receivable and certain liquidity factors ($-0- availability as of March 31, 2009).  During 2008, borrowings under the Gemino Facility bore interest at an annual rate equal to 30-day LIBOR (subject to a minimum annual rate of 2.50% at all times) plus an applicable margin of 5.25% during 2008.  As a result of the February 2009 Gemino Amendment, borrowings under the Gemino Facility bear interest at annual rate equal to 30-day LIBOR (subject to a minimum annual rate of 2.50% at all times) plus an applicable margin of 6.0% during 2009 and 2010.

The Company is required to pay a commitment fee of 0.75% per year on the daily average of unused credit availability and a collateral monitoring fee of 0.40% per year on the daily average of outstanding borrowings.

The February 2009 Gemino Amendment eliminated the formerly existing minimum adjusted EBITDA covenant and replaced it with a covenant that requires the Company to maintain a “fixed charge coverage ratio” on a cumulative annualized basis of 1.00 through June 30, 2009, 1.10 through September 30, 2009, and 1.20 through December 31, 2009.  The “fixed charge coverage ratio” is defined as the ratio of EBITDA (net income plus interest expense, tax expense, depreciation/amortization expense, and stock-based compensation expense), to the sum of (i) interest expense paid in cash on the Gemino Facility, plus (ii) interest expense paid in cash on the Third Mezzanine Facility and Comerica Facility, plus (iii) payments made under capital leases, plus (iv) fees paid to Safeguard pursuant to its guarantee of the Comerica Facility, plus (v) unfinanced capital expenditures, plus (vi) taxes paid.

The February 2009 Gemino Amendment also increased the capital expenditure limit to $7.5 million in each fiscal year and increased the minimum level of Excess Liquidity covenant from $2.0 million to $3.0 million (“Excess Liquidity” is defined as the excess of availability under the Gemino Facility, plus (ii) the aggregate amount actually available to be borrowed by the Company under the Third Mezzanine Facility, plus (iii) unrestricted and unencumbered (other than in favor of Gemino) cash on hand and cash equivalents, minus (iv) all accounts payable and other current obligations that are past their respective due dates).

Material Adverse Change Clause

In addition to the covenants described above, the Company’s credit facilities with Gemino and Safeguard, as amended in February 2009, contain Material Adverse Change (“MAC”) clauses.  If the Company encountered difficulties that would qualify as a MAC in its (i) operations, (ii) condition (financial or otherwise), or (iii) ability to repay amounts outstanding under such facilities, the Company’s credit agreements could be cancelled.   Gemino and Safeguard could then elect to declare the indebtedness under the applicable facility, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing such indebtedness.

(9) Equipment Financing

On March 31, 2009, the Company entered into a three-year capital lease with Hitachi Data Systems Credit Corporation for computer equipment and related software with a fair value on such date of $1.2 million. The Company has a number of other outstanding laboratory equipment and office equipment leases (capital and operating) with various providers as of March 31, 2009.

The Company’s capital lease obligations as of March 31, 2009 are as follows (in thousands):

Remainder of 2009	$547
2010	761
2011	529
2012	153
Subtotal	1,990
Less: interest	(231)
Total	1,759
Less: current portion	(607)
Capital lease obligations, long-term portion	$1,152

(10) Commitments and Contingencies

Operating Lease Commitment

The Company’s headquarters is located in Aliso Viejo, California, where it leases a facility with approximately 78 thousand square feet.  As of March 31, 2009, the Company sublet approximately 14 thousand square feet to one subtenant. The initial ten-year term of the Company’s lease commenced on December 1, 2005, and the Company has an option to extend the lease term for up to two additional five-year periods. The annual base rent was increased to $1.4 million on December 1, 2008. Thereafter, effective on December 1st of each year, the base rent will increase 3.0% annually, which the Company includes in its calculation for the recording of rent expense on a straight-line basis.  The Company is also responsible for payments of common area operating expenses for the premises.

The landlord of the Company’s Aliso Viejo, California facility has agreed to reimburse the Company up to $3.5 million for the costs associated with various facility improvements.  As of March 31, 2009, the landlord has reimbursed the Company $3.3 million of such costs, and $0.2 million is expected to be reimbursed during the second quarter of 2009.

At March 31, 2009, future minimum lease payments for all operating leases were as follows (in thousands):

2009	$1,199
2010	1,617
2011	1,663
2012	1,687
2013	1,732
Thereafter	3,229
$11,127

The Company expects future minimum sublease receipts from its sublease tenant to be $0.3 million in 2009 and $0.1 million in 2010.

Legal Proceedings

From time to time the Company is involved in legal actions arising from the ordinary course of business.  In the opinion of management, the ultimate disposition of any threatened or pending legal actions, individually or in the aggregate, would not have a material adverse effect on the Company’s business, financial condition, or results of operations.

(11) Net Loss Per Common Share

Basic and diluted net loss per common share has been calculated by dividing the net loss by the weighted average number of common shares outstanding for the period.

The calculations of net loss per common share were (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2009	2008
Loss from continuing operations	$(2,321)	$(934)
Income from discontinued operations	1,500	—
Net loss	$(821)	$(934)

Weighted average common shares outstanding	77,002,937	72,070,169

Basic and diluted net loss per share:
Loss from continuing operations	$(0.03)	$(0.01)
Income from discontinued operations	0.02	—
Net loss	$(0.01)	$(0.01)

The following Company securities were outstanding at March 31, 2009 and 2008 and their weighted average affects were excluded from the above calculations of net loss per share because their impact would have been anti-dilutive:

	Three Months Ended March 31,
	2009	2008
Preferred stock (As converted to common stock— see Note 14)	15,332,804	—
Common stock options	7,386,174	5,705,652
Common stock warrants	2,824,473	6,065,973
Unvested restricted stock	141,667	236,476
Total	25,685,118	12,008,101

(12) Comprehensive Loss

Comprehensive loss is the change in equity of a business enterprise from transactions and other events and circumstances from non-owner sources.

The following summarizes the components of the Company’s comprehensive loss (in thousands):

	Three Months Ended March 31,
	2009	2008
Net loss	$(821)	$(934)
Foreign currency translation adjustment	1	(2)
Comprehensive loss	$(820)	$(936)

(13) Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”). SFAS 123(R) requires the value of a stock-based award that was issued in exchange for employee services to be reflected in the financial statements over the period the employee is required to perform the services in exchange for the award.

Stock-based compensation recognized in the accompanying Condensed Consolidated Statements of Operations, is as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Cost of services	$33	$36
Operating expenses	537	243
Total stock-based compensation expense	$570	$279

The Company has one active shareholder-approved stock plan, the 2007 Incentive Award Plan (the “2007 Plan”), which replaced the Company’s former shareholder-approved stock plan (the “1996 Plan”). The 2007 Plan provides for the grant of incentive stock options and nonqualified stock options, restricted stock awards and restricted stock units, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, performance bonus awards, and performance-based awards. The maximum number of shares of the Company’s common stock available for issuance under the 2007 Plan is 4.0 million shares, plus additional availability from forfeited shares under the 1996 Plan.  As of March 31, 2009, 0.8 million shares were available for grant.

During the three months ended March 31, 2009, the Company granted 1.1 million stock options under the 2007 Plan which have four-year vesting terms and ten-year contractual lives. The fair value of the stock options granted during the three months ended March 31, 2009 was $1.1 million. During the three months ended March 31, 2008, the Company granted 0.7 million stock options under the 2007 Plan which have four-year vesting terms and ten-year contractual lives. The fair value of the stock options granted in the three months ended March 31, 2008 was $0.9 million.

The Company estimates forfeitures of stock options using the historical exercise behavior of its employees. For purposes of this estimate, the Company has identified two groups of employees and estimated the forfeiture rates for the two groups to be 5% and 8%, respectively, for the three months ended March 31, 2009 and 2008.

The fair value of the Company’s granted stock options was estimated at the date of grant using the Black-Scholes option-pricing model.   The following assumptions were used in the model:

	Three Months Ended March 31,
	2009	2008
Dividend yield	0%	0%
Volatility (a)	70.0%	79.6%
Average expected option life (b)	5 years	5 years
Risk-free interest rate (c)	2.1%	2.5%

(a)	Measured using weekly price observations for a period equal to the stock options’ expected term.
(b)	Determined by the historical stock option exercise behavior of the Company’s employees.
(c)	Based upon the U.S. Treasury yield curve in effect at the end of the quarter that the options were granted (for a period equaling the stock options’ expected term).

During the three months ended March 31, 2008 the Company granted 0.2 million restricted stock awards under the 2007 Plan with a fair value of $0.5 million, based on the closing price of the Company’s stock on the date of issuance.  The $0.5 million is recognized over a four-year vesting period.

(14) Stock Transactions

On March 25, 2009, the Company entered into a Stock Purchase Agreement with Oak, pursuant to which the Company agreed to sell and issue Oak, in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), up to an aggregate of 6.6 million shares of the Company’s Series A Convertible Preferred Stock, $0.01 par value (the “Preferred Shares”) in two or more tranches (the “Oak Private Placement”) for aggregate consideration of up to $50.0 million.  The initial closing of the Oak Private Placement occurred on March 26, 2009, at which time the Company issued and sold an aggregate of 3.8 million Preferred Shares (the “Initial Oak Closing Shares”) for aggregate consideration of $29.1 million.  Upon the sale of the Initial Oak Closing Shares, Safeguard’s ownership of issued and outstanding voting securities (on an as-converted basis) fell from 60.2% to 50.2%, and Oak’s ownership of issued and outstanding voting securities (on an as-converted basis) became 16.6%.  In connection with the issuance of the Initial Oak Closing Shares, the Company incurred expenses of $1.1 million, primarily related to legal fees and investment banker commissions which were recorded on the March 31, 2009 Condensed Consolidated Balance Sheet as a reduction of additional paid in capital.

Each Preferred Share will be voted with common shares on an as-converted basis and is initially convertible, at any time, into four shares of the Company’s common stock, though is subject to broad-based weighted-average anti-dilution protection in the event that the Company issues additional shares at or below the then-applicable conversion price for such share (initially, $1.90).  This provision will not be triggered, however, unless and until the Company issues shares that, when aggregated with all shares issued after the initial closing, have an aggregate offer or issue price exceeding $5.0 million.   The Preferred Shares will automatically convert if, at any time beginning 12 months after March 26, 2009, the Company’s common stock price is above $4.75 per share (as adjusted for stock splits, combinations, recapitalizations and the like) for 20 consecutive trading days over a 30-day trading period (all of which trading days must fall after March 27, 2010).

The Preferred Shares are senior to the Company’s common stock with respect to liquidation preference and dividends.  The Preferred Shares do not accrue dividends.  Upon any liquidation of the Company, before any distribution or payment is made to any other stockholders, each Preferred Share holder is entitled to receive a liquidation payment. The liquidation payment is the greater of (1) the initial purchase price of $7.60 per share (subject to adjustment for any stock splits, stock dividends or other recapitalizations) plus declared and unpaid dividends thereon or (2) such amount per Preferred Share as would have been payable had each Preferred Share been converted into common stock immediately prior to such liquidation.  In addition, at any time after March 26, 2013, the Company may, at its option, redeem all Preferred Shares for an amount equal to the full liquidation preference of such shares.

The second closing under the Oak Purchase Agreement for an additional 1.4 million Preferred Shares for consideration of approximately $10.9 million (the “Second Oak Closing”) will occur no later than the second business day following the satisfaction or waiver of the conditions precedent to the Second Oak Closing set forth in the Oak Purchase Agreement, including the Company’s obligation to obtain stockholder approval of the issuance of the Preferred Shares, as required under NASDAQ Listing Rules.  Upon consummation of the Second Oak Closing (expected to occur on or about May 14, 2009), Safeguard’s ownership of issued and outstanding voting securities (on an as-converted basis) is expected to fall from 50.2% to approximately 47.3%, and Oak’s ownership of issued and outstanding voting securities (on an as-converted basis) is expected to increase from 16.6% to approximately 21.4%.

Because the Company is subject to the NASDAQ Listing Rules, the Company must obtain stockholder approval before any issuance or sale of common stock, or securities convertible into or exercisable for common stock, that is (1) equal to 20% or more of its outstanding common stock before such issuance or sale and (2) at a price per share below the greater of book or market value at the time of such issuance or sale.  The inclusion of price-based anti-dilution provisions is treated by NASDAQ as an issuance at a price per share below market value at the time of issuance.  NASDAQ rules also require stockholder approval of any issuance of voting stock that would result in a change in control of the issuer.  Therefore, until such time as stockholder approval of the issuance of the Preferred Shares was obtained and effective, the number of shares of common stock into which the Preferred Shares are convertible was capped at 15.3 million shares.  Safeguard, the holder of approximately 60.2% of the Company’s outstanding voting securities immediately prior to the consummation of the initial closing of the Oak Private Placement, approved the issuance of the Preferred Shares via written consent and the Company has since provided notice to all stockholders in accordance with Delaware and federal law through the filing with the SEC of a definitive Schedule 14C on April 13, 2009 and its mailing to stockholders, as a condition to the effectiveness of the consummation of the sale of additional Preferred Shares at the Second Oak Closing or any subsequent closing.

As required by the terms of the Oak Purchase Agreement, the Company entered into a Registration Rights Agreement with Oak obligating the Company to register for resale the shares of common stock issuable upon the conversion of the Preferred Shares on a registration statement on Form S-3 to be filed with the SEC at least 90 days prior to March 26, 2010.  The Company has from time to time completed several other private placements of its equity securities, and in connection therewith, the Company has entered into separate registration rights agreements with the investors.  Pursuant to such registration rights agreements, the Company has agreed to register for resale the acquired securities under the Securities Act.  The Company has concluded that it should not accrue the estimated costs of preparing and filing such future registration statements after considering the terms of the registration rights agreements and the provisions of EITF 00-19-2: “Accounting for Registration Payment Arrangements”.

(15) Income Taxes

The Company’s tax expense for the three months ended March 31, 2009 and 2008 was $-0- and $-0-, respectively. The Company has recorded a full valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the net operating loss benefit that would have been recognized in the three months ended March 31, 2009 was offset by a valuation allowance.

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

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions. Tax years 2005 and forward remain open for examination for federal tax purposes and tax years 2004 and forward remain open for examination for the Company’s more significant state tax jurisdictions. To the extent utilized in future years’ tax returns, net operating loss and capital loss carryforwards at March 31, 2009 will remain subject to examination until the respective tax year of utilization is closed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industries in which we operate and other matters, as well as management’s beliefs and assumptions and other statements regarding matters that are not historical facts. These statements include, in particular, statements about our plans, strategies and prospects. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Our forward-looking statements are subject to risks and uncertainties. Factors that might cause actual results to differ materially, include, but are not limited to: our ability to maintain compliance with financial and other covenants under our credit arrangements, limitations on our ability to borrow funds under our credit arrangements, our ability to obtain annual renewals of our credit facilities, unanticipated expenses or liabilities or other adverse events affecting cash flow, our ability to successfully develop and market novel markers, uncertainty of success in developing any new internal-use software applications, failure to obtain Food and Drug Administration clearance or approval for particular applications, our ability to compete with other technologies and with emerging competitors in cell imaging, and our dependence on third parties for collaboration in developing new tests, and those factors set forth under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements” in this Quarterly Report on Form 10-Q and disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and “Financial Statements and Supplementary Data” included in our Annual Report on Form 10-K for the year ended December 31, 2008.  Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied upon as an indication of future performance. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by this cautionary statement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not occur.

Overview and Outlook

Clarient, Inc., a Delaware corporation (“Clarient,” the “Company,” “we,” “us,” or “our”), is an advanced cancer diagnostic services company.  Our mission is to combine innovative technologies, meaningful test results, and world-class pathology expertise to improve the lives of those affected by cancer by bringing clarity to a complex disease. Our vision is to be the leader in cancer diagnostics by dedicating ourselves to collaborative relationships with the health care community as we translate cancer discovery and information into better patient care.  We were incorporated in 1993 and are headquartered in Aliso Viejo, California.

Our focus is on identifying high-quality opportunities to increase our profitability and differentiate our service offerings in a highly competitive market. An important aspect of our strategy is to develop high-value, revenue generating opportunities by connecting our medical expertise and our intellectual property with our strong commercial team to commercialize novel diagnostic tests (also referred to as “novel markers” or “biomarkers”). Novel diagnostic tests detect characteristics of an individual’s tumor or disease that, once identified and qualified, allow for more accurate prognosis, diagnosis, and treatment. In addition, we are working to identify specific partners and technologies where we can assist in the commercialization of third-party developed novel diagnostic tests. We believe that broader discovery and use of novel diagnostic tests will clarify and simplify decisions for healthcare providers and the biopharmaceutical industry. The growing demand for personalized medicine has generated a need for these novel diagnostic tests, creating a new market widely expected to reach $3.0 billion by 2012, based upon industry analyst data.

Our goal is to position the Company within a wide-range of the cancer diagnostic markets, including molecular marker development and molecular marker clinical validation through a technology-empowered laboratory.  We have deployed the best available testing platforms, which are connected to our internet-based platform, PATHSiTE,™ that delivers critical diagnostic and interpretative information to community pathologists, oncologists, and pharmaceutical researchers.

With the completion of the human genome project in the late 1990s, medical science has entered a new era of diagnostics that will move us closer than ever before to understanding the molecular causes for complex diseases, particularly cancer. As a result, the landscape of cancer management is undergoing significant change. There is now an escalating need for advanced cancer testing to provide physicians with necessary information on the cellular profile of a specific tumor, enabling such physicians to select the most appropriate therapies.  Significant business opportunities exist for companies that are able to execute strategies to extract value from this new environment. For this reason, we began performing under a new business plan in the third quarter of 2004 by launching a new business initiative—building a laboratory facility providing comprehensive services focused on cancer testing for both the clinical and research markets—capitalizing on the growth that is widely anticipated over the next five to ten years in the cancer diagnostic market.

In 2005, we changed our corporate name and completed the first stage of the transformation of our business from ChromaVision Medical Systems, Inc. (positioned as a medical device provider with a single application) to Clarient, Inc. (positioned as a technology and services company offering a full menu of advanced tests to assess and characterize cancer).

We gathered an experienced group of professionals from the anatomic pathology laboratory and the in-vitro diagnostics businesses to carefully guide this transition. We have achieved rapid growth by commercializing a set of services to provide the community pathologist with the latest in cancer diagnostic technology, anchored by our own proprietary image analysis technology, and electronic delivery of such image analysis. In June 2005, we kicked off the second stage of our business strategy when we signed a distribution and development agreement with Dako A/S (“Dako”), a Danish company recognized as a worldwide leader in pathology diagnostic systems. This enabled us to strengthen our legacy position as the leader in cellular digital image analysis with the ACIS® Automated Image Analysis System (“ACIS”) and accelerate our market penetration worldwide.

In 2006, we focused on the execution of our plan to capitalize on the growth of the cancer diagnostic market. We built upon our core capabilities within immunohistochemistry (“IHC”) with the addition of flow cytometry and fluorescent in situ hybridization (“FISH”) molecular testing. These additions positioned us to move beyond solid tumor testing into the important area of leukemia/lymphoma assessment. We also completed a consolidation of our business by moving into a state-of-the-art laboratory and administrative facility without disruption to our customers.

In March 2007, we entered the third stage of our business strategy by selling our instrument systems business, consisting of certain tangible assets, inventory, intellectual property (including the Company’s patent portfolio and the ACIS and ChromaVision trademarks), contracts and other assets used in the operations of the instrument systems business (the “Technology Business”) to Carl Zeiss MicroImaging, Inc. (“Zeiss”), an international leader in the optical and opto-electronics industries (the “ACIS Sale”). The ACIS Sale provided us with additional financial resources to focus our efforts on the most profitable and fastest growing opportunities within our services business. We believe our strength as an advanced cancer diagnostic services laboratory, our strong commercial reach with cancer-focused pathologists, our unique PATHSiTE™ suite of services, our deep domain expertise, and our access to robust intellectual property can propel our continued growth through the development of additional tests, unique analytical capabilities, and other service offerings.

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

Safeguard Scientifics, Inc. and certain of its subsidiaries own a majority of our outstanding capital stock and hold a substantial portion of our outstanding debt, as discussed in Note 8 to the Condensed Consolidated Financial Statements. We refer to Safeguard Scientifics, Inc. and/or its subsidiaries collectively herein as “Safeguard.”

Our Services

We provide a wide range of cancer diagnostic testing and consultative services which include technical laboratory services and professional interpretation; such reports and analyses are provided through our internet-based application, PATHSiTE.™

Our anatomic pathology services are focused on the most common types of solid tumors: breast, prostate, lung, and colon, representing over 80% of annual diagnosed cases in the United States. We also offer an extensive menu of hematopathology testing for leukemia and lymphoma. Our laboratory continues to expand its service offerings as new assays emerge. We also provide a complete complement of commercial services to biopharmaceutical companies and other research organizations, ranging from drug discovery assistance to the development of directed diagnostics through clinical trials.

Our menu of specialized technologies used to assess and characterize cancer include: immunohistochemistry (“IHC”), flow cytometry, molecular/PCR, fluorescent in situ hybridization (“FISH”), cytogenetics, and histology, which are described below:

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

Flow cytometry

Flow cytometry is a technology that measures and analyzes multiple physical characteristics of single particles, usually cells, as they flow in a fluid stream through a beam of light. The properties measured include a particle’s relative size, relative granularity or internal complexity, and relative fluorescence intensity.  The use of flow cytometry assists a pathologist in diagnosing a wide variety of leukemia and lymphoma neoplasms.  Flow cytometry is also used to monitor patients through therapy to determine whether the disease burden is increasing or decreasing, otherwise known as minimal residual disease monitoring.

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

Employees

As of March 31, 2009, we (inclusive of Clarient Pathology Services, Inc., as discussed in Note 1 to the Condensed Consolidated Financial Statements) had 305 employees: 172 in laboratory diagnostics, research and development, and support positions; 76 in executive, finance, billing, and administrative positions; and 57 in sales and marketing positions.  We are not subject to any collective bargaining agreements, and we believe that our relationship with our employees is good. In addition to full-time employees, we utilize the services of various independent contractors, primarily for certain product development, marketing, and administrative activities.

Billing

Our revenue is predominately derived from performing diagnostic services billed to third parties (Medicare and private health insurers), clients (pathologists, hospitals, clinics), and patients.

Third-party billing

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

Medicare billing for services provided is dictated by Common Procedural Terminology (“CPT”) billing codes under two reimbursement schedules: a Physician Fee Schedule and a Clinical Fee Schedule.  We have the requisite Medicare provider number for both schedules.

The relevant CPT billing codes under the Physician Fee Schedule distinguish between “Technical” diagnostic services (the performance of a diagnostic test), “Professional” services (the professional interpretation of a diagnostic test, typically performed by a licensed physician), and “Global” services (the combination of Technical and Professional services).  The relevant CPT billing codes under the Clinical Fee Schedule are generally for Technical services. We perform Technical, Professional, and Global services under the Physician Fee Schedule, and Technical services under the Clinical Fee Schedule.

Client billing

We generally establish direct billing arrangements with our clients that allow us to bill an agreed-upon amount for each type of service provided.  Our clients are responsible for seeking reimbursement from health insurance companies and/or patients.

Patient billing

Our billings to patients result from health insurance co-payment obligations, patient health insurance deductibles, and direct billings to patients without health insurance coverage.

Laboratory services provided for patients with the assistance of automated image analysis technology are eligible for third-party reimbursement under well-established medical billing codes. These billing codes are known as Healthcare Common Procedure Coding Systems (“HCPCS”) codes and incorporate CPT codes. The billing codes are the means by which Medicare/Medicaid and private health insurers identify certain medical services that are provided to patients in the United States. CPT codes are established by the American Medical Association (“AMA”). The Medicare/Medicaid reimbursement amounts are based on relative values, associated with the CPT codes, and are established by the Centers for Medicare & Medicaid Services (“CMS”) using a relative value system, with recommendations from the AMA’s Relative Value Update Committee and professional societies representing the various medical specialties.

The following is a summary of Medicare reimbursement rates under the physician fee schedule for the most common CPT codes used in our laboratory services (“TC” modifier denotes Technical services, “26” modifier denotes Professional services, and no modifier denotes Global services):

CPT Code	General Description of Service	2009 (1/1/09 – 12/31/09)	2008 (1/1/08 - 12/31/08)	2009 Change From 2008
88185	Flow cytometry (cell surface, cytoplasmic, or nuclear marker)	$59	$52	13.5%

88342 — TC	IHC (including tissue immunoperoxidase)	$72	$69	4.3%
88342 — 26	IHC (including tissue immunoperoxidase)	$44	$44	—
88342	IHC (including tissue immunoperoxidase)	$116	$113	2.7%

88361 — TC	IHC (computer assisted)	$116	$123	(5.7)%
88361 — 26	IHC (computer assisted)	$62	$62	—
88361	IHC (computer assisted)	$178	$186	(4.3)%

88368 — TC	FISH (manual)	$182	$158	15.2%
88368 — 26	FISH (manual)	$70	$71	(1.4)%
88368	FISH (manual)	$251	$229	9.6%

88367 — TC	FISH (computer assisted)	$222	$204	8.8%
88367 — 26	FISH (computer assisted)	$66	$65	1.5%
88367	FISH (computer assisted)	$288	$269	7.1%

The above CPT codes represented a substantial portion of our revenue in 2008, and are expected to represent a substantial portion of our revenue in 2009.

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

Characteristics of Our Revenue and Expenses

Revenue

Revenue is derived from billing governmental and private health insurers, clients, and patients for the cancer diagnostic services that we provide.  Bad debt expense is recorded as an operating expense and is a key component of our overall operating performance.

Cost of services

Cost of services includes compensation (including stock-based compensation) and benefits of: laboratory personnel, laboratory support personnel, and pathology personnel.  It also includes depreciation of laboratory equipment, costs of laboratory supplies, allocated facilities-related expenses, and certain direct costs such as shipping.   See Note 6 to the Condensed Consolidated Financial Statements for a discussion of certain current and prior year adjustments of expense classifications between cost of services and operating expenses.

Sales and marketing

Sales and marketing expenses primarily consist of the compensation and benefits of our sales force and sales support functions.  It also includes costs attributable to marketing our services to community pathology practices, hospitals, and clinics.  Our sales process is designed to understand our customers’ needs and to develop appropriate solutions from our range of laboratory service options.

General and administrative

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

Bad debt

Bad debt consists of estimated uncollectible accounts, or portions thereof, recorded during the period.   The process of estimating the allowance for doubtful accounts involves significant assumptions and judgments. The allowance for doubtful accounts is adjusted periodically, based upon an evaluation of historical collection experience and other relevant factors.

Research and development

Research and development expenses consist of compensation and benefits for research and development personnel, related laboratory supplies, certain information technology personnel, consultants, and allocated facility-related costs.  Our research and development activities primarily relate to the development and validation of diagnostic tests in connection with our specialized cancer diagnostic services, as well as the development of technology to electronically deliver such services to our customers.

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

Management believes that the following estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective, or complex judgments, resulting from the need to make estimates that are inherently uncertain.

Revenue recognition

Revenue for our diagnostic services is recognized at the time of completion of such services.   Our services are billed to various payors, including Medicare, health insurance companies, and other directly billed healthcare institutions, and patients. We report revenue from contracted payors, including certain health insurance companies and healthcare institutions, based on the contracted rate or in certain instances, our estimate of such rate.  For billing to Medicare, we utilize the published fee schedules, net of standard discounts (commonly referred to as “contractual allowances”). We report revenue from non-contracted payors, including certain insurance companies and patients, based on the amount expected to be collected for services provided.  Adjustments resulting from actual collections compared to our aforementioned estimates are recognized in the period realized.

Allowance for doubtful accounts and bad debt expense

An allowance for doubtful accounts is recorded for estimated uncollectible amounts due from various payor groups.  The process for estimating the allowance for doubtful accounts involves significant assumptions and judgments. Specifically, the allowance for doubtful accounts is adjusted periodically, and is principally based upon an evaluation of historical collection experience.  The payment realization cycle for certain governmental and managed care payors can be lengthy, involving denial, appeal and adjudication processes, and is subject to periodic adjustments that may be significant. After appropriate collection efforts, accounts receivable are written off and deducted from the allowance for doubtful accounts.  Additions to the allowance for doubtful accounts are charged to bad debt expense in the Condensed Consolidated Statements of Operations.

The Company’s gross accounts receivable by payor class as a percentage of total gross accounts receivable at March 31, 2009 and December 31, 2008 is as follows:

	March 31, 2009	December 31, 2008
Governmental	27%	27%
Private health insurers	46%	40%
Clients (pathologist, hospitals, clinics)	15%	17%
Patients	12%	16%

Collection of governmental, private health insurer, and client receivables are generally a function of providing complete and correct billing information to the insurers and clients within the various filing deadlines.  Collection of receivables due from patients and clients is generally subject to increased credit risk due to credit worthiness or inability to pay.

Stock-Based Compensation

We record compensation expense related to stock-based awards, including stock options and restricted stock, based on the fair value of the award using the Black-Scholes option-pricing model. Stock-based compensation expense recognized during the period is based on the value of the portion of the stock-based awards that are ultimately expected to vest and thus the gross expense is reduced for estimated forfeitures. We recognize stock-based compensation expense over the vesting period using the straight-line method for employees and ratably for non-employees.  We classify compensation expense related to these awards in the Condensed Consolidated Statements of Operations based on the department to which the recipient reports

Results of Operations

The following table presents our results of continuing operations and the percentage of the quarters’ revenue (in thousands):

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008
Revenue	$22,447	100.0%	$15,886	100.0%
Cost of services	8,957	39.9%	7,378	46.4%
Gross profit	13,490	60.1%	8,508	53.6%
Operating expenses:
Sales and marketing	4,288	19.1%	2,473	15.6%
General and administrative	5,518	24.6%	4,618	29.1%
Bad debt	2,635	11.7%	1,436	9.0%
Research and development	200	0.9%	124	0.8%
Total operating expenses	12,641	56.3%	8,651	54.5%
Income (Loss) from operations	849	3.8%	(143)	(0.9)%
Other expense, net	3,170	14.1%	791	5.0%
Income tax expense	—	—	—	—
Loss from continuing operations	$(2,321)	(10.3)%	$(934)	(5.9)%

See Note 6 to the Condensed Consolidated Financial Statements for a discussion of certain current and prior year adjustment of expense classifications between cost of services and operating expenses.

Three Months March 31, 2009 versus March 31, 2008

Revenue

Revenue of $22.4 million for the three months ended March 31, 2009 increased 41.3% or $6.6 million from $15.9 million in the prior year period.  Our increased revenue resulted from increased cancer diagnostic services volume, increased Medicare reimbursement rates (further discussed below), and a favorable mix of higher-value services performed in the current period.  We continue to expand our client base, which has increased to approximately 950 active clients at March 31, 2009 from approximately 725 active clients at March 31, 2009.

During the first quarter of 2008, we expanded the breadth of our cancer diagnostic testing services to include cancer markers for tumors of the colon, prostate, and lung.  We expect to steadily increase our menu of cancer diagnostic services to include markers for additional tumor types and to deepen our market penetration for the diagnostic services that we currently provide.  A number of recently published clinical findings have promoted the use of certain biomarkers to predict patient response to a class of colorectal cancer drugs that are focused on blocking the epidermal growth factor receptor (“EGFR”) signaling pathway.  Our tests such as K-ras (a newly emerging biomarker) to outline alterations in the EGFR pathway are therefore becoming a more recognized tool in the medical community for predicting an individual’s response to drug therapies for colorectal cancers.

We have also steadily increased the depth of our diagnostic services for certain cancer types that we have previously provided, including lymphoma/leukemia.  Our expanding capabilities in IHC, flow cytometry, FISH, and molecular/PCR, and our marketing of such capabilities, have enabled our revenue growth in the three months ended March 31, 2009 as compared to the prior year period.  We anticipate that our revenue will continue to increase as we further execute our operational strategy of expanding the breadth and depth of our cancer diagnostic services, and the means by which our services are marketed and delivered to our customers.

In July 2008, the Medicare rate increase for Technical CPT codes under the Physician Fee Schedule that retroactively took effect as of January 1, 2008 was extended eighteen months through December 31, 2009.  See “Billing” section above for a summarized chart of Medicare reimbursement rates under the Physician Fee Schedule for the most common CPT codes used in our laboratory services to date in 2009 and 2008.  Effective January 1, 2009, numerous other CPT codes under the Physician Fee Schedule and Clinical Fee Schedule for the services we perform generally increased through December 31, 2009.

Cost of Services and Gross Margin

Cost of services for the three months ended March 31, 2009 was $9.0 million compared to $7.4 million in the prior year period, an increase of $1.6 million or 21.6%. The $1.6 million increase was driven by the 27.0% increase in volume (as measured by the number of performed diagnostic tests), and was primarily related to: additional laboratory personnel costs of $0.4 million, increased laboratory supplies expense of $0.6 million, increased cost of tests performed on our behalf by other laboratories of $0.5 million, and an increase in shipping expense of $0.1 million.

Gross margin for the three months ended March 31, 2009 was 60.1% compared to 53.6% in the prior year period. The increase in gross margin was primarily driven by an overall increase in revenue including higher value cancer diagnostic services.  In addition, employee productivity continues to improve based on our metrics of specimens prepared and tested by month per full time equivalent (FTE) employee.   We have also realized greater economies of scale in operations through our business growth as compared to the prior year.  Gross margin, however, does not include the bad debt expense that impacts our overall results.  See discussion of bad debt expense below.

We anticipate that gross margins will improve as our testing volume increase, we continue to improve the efficiency and effectiveness of our laboratory operations.  Gross margins could be adversely affected, however, if the adjusted Medicare reimbursement rates (effective January 1, 2009) are decreased after December 31, 2009.

Operating and Other Expenses

Sales and marketing

Sales and marketing expenses of $4.3 million for the three months ended March 31, 2009 increased 73.4%, or $1.8 million, from $2.5 million in the prior year period.  The increase was primarily related to additional sales and marketing personnel costs of $1.6 million (which included increased sales commission expense of $0.7 million due to increased revenue), and a $0.1 million increase in travel-related expenses.

General and administrative

General and administrative expenses of $5.5 million for the three months ended March 31, 2009 represents a $0.9 million or 19.5% increase over the prior year period of $4.6 million.  As a percent of revenue, however, general and administrative expenses declined from 29.1% of revenue for the three months ended March 31, 2008 to 24.6% of revenue in the three months ended March 31, 2009.  The $0.9 million increase is primarily related to corporate development expenses incurred during the current period of $0.4 million and a $0.3 million increase in stock-based compensation expense.

Bad debt

Bad debt expense of $2.6 million for the three months ended March 31, 2009 increased by $1.2 million, or 83.5% from $1.4 million in the prior year period.  We recorded bad debt expense at a rate of approximately 11.7% and 9.0% of revenue for the three months ended March 31, 2009 and 2008, respectively. The increase in bad debt expense is primarily related to our 41.3% increase in revenue as compared to the prior year period and the impact on cash collections due to certain internal and external delays in our billing and collection efforts.  Bad debt expense was also impacted by our higher loss experience in the second half of 2008 which increased the historical loss factor used in our bad debt calculation in the first quarter of 2009.   The significant uncollectible accounts we identified in the second half of 2008 were previously serviced by our former third-party billing and collection service provider.   We expect that bad debt expense as a percentage of revenue in 2009 will be less as compared to 2008 as we further staff our in-house billing and collection department, more effectively manage our billing and collection function, and improve the overall quality of our billing and collection processes.

Research and development

Research and development expense of $0.2 million for the three months ended March 31, 2009 increased 61.3% or $0.1 million from $0.1 million in the prior year period.   Research and development expenses include compensation and benefits for research and development personnel, laboratory supplies, certain information technology personnel, consultants, and allocated facility-related costs.  Our research and development activities primarily relate to the development and validation of diagnostic tests in connection with our specialized cancer diagnostic services, as well as the development of technology to electronically deliver such services to our customers.

Income (Loss) from operations

Income (loss) from operations was $0.8 million and $(0.1) million for three months ended March 31, 2009 and 2008, respectively.  The change was principally due to our $6.6 million revenue increase, partially offset by the various items which served to increase cost of services by $1.6 million and operating expenses by $4.0 million.

Other expense, net

Other expense, net, was $3.2 million and $0.8 million for the three months ended March 31, 2009 and 2008, respectively. Other expense primarily consists of interest expense, including the amortization of the fair value of issued common stock warrants in connection with borrowings under our credit facility with Safeguard (see Note 8 to the Condensed Consolidated Financial Statements) and certain other lenders. The increase in interest expense is primarily related to higher average outstanding short-term borrowings in the current year to support our growing operations and the recognition, through interest expense, of the fair value of common stock warrants issued to Safeguard in March 2008 through November 2008 in connection with the New Mezzanine Facility and in February 2009 in connection with the Third Mezzanine Facility, as discussed in Note 8 to the Condensed Consolidated Financial Statements.  We recognized $2.1 million and $0.2 million of interest expense related to the value of such common stock warrants in the three months ended March 31, 2009 and 2008, respectively.

Liquidity and Capital Resources

Cash and Cash Equivalents

At March 31, 2009, we had approximately $4.7 million of cash and cash equivalents.

Working Capital Surplus

At March 31, 2009, we had a working capital surplus (total current assets minus total current liabilities) of $12.6 million.

Operating Activities

Cash used in operating activities was $2.6 million for the three months ended March 31, 2009, as compared to $0.2 million in the prior year period.  Our net loss of $0.8 million was the primary factor in our cash used from operating activities. Our revenue for the three months ended March 31, 2009 increased 41.3% and 2.3% as compared to the prior year period and the three months ended December 31, 2008, respectively.  Our net accounts receivable at March 31, 2009 increased $5.1 million, or 25.1% from December 31, 2008.

Our “days’ sales outstanding” (accounts receivable divided by annual revenue multiplied by 365) increased to 106 days at March 31, 2009 as compared to 85 days at December 31, 2008.  On June 1, 2008, we established an in-house billing and collection department which has been steadily expanding since such time.  As we improve the effectiveness of our in-house billing and collection department and the overall quality of our billing and collection processes during 2009, we expect that our key financial metric of days’ sales outstanding will improve, resulting in an improvement in our cash flows from operating activities.  During the first quarter of 2009, cash collections from customers of $14.8 million fell short of revenue for the same period of $22.4 million.  During the first quarter of 2009, the growth rate of our cash collections and revenue, as compared to the fourth quarter of 2008, was 6.0% and 2.3%, respectively.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2009 of $4.6 million consisted of $1.8 million of capital expenditures related primarily to purchases of new laboratory equipment and information technology system enhancements.  We also made deposits into two restricted cash accounts totaling $2.8 million.  The restricted cash accounts serve as security deposits for the Comerica standby letter of credit related to the lease of our Aliso Viejo, California facility and a certain lessor in connection with a capital lease.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2009 was $10.1 million which was utilized to support our working capital needs and reduce the balance of our credit facilities.  The $6.7 million increase in cash provided by financing activities between the three months ended March 31, 2009 and 2008 was primarily attributable to $29.1 million in gross proceeds from the sale of our Series A Convertible Preferred Stock to Oak Investment Partners XII, Limited Partnership (“Oak”) on March 26, 2009 (see Note 14 to the Condensed Consolidated Financial Statements), partially offset by net repayments of $17.9 million against our revolving credit facilities, as further discussed below.

Credit Arrangements

The following table summarizes outstanding balances under our credit arrangements (excluding capital lease obligations and unamortized discount on the Third Mezzanine Facility) and our remaining credit availability under such arrangements as of March 31, 2009 (in thousands):

	Outstanding March 31, 2009	Credit Availability March 31, 2009	Earliest Stated Maturity Date, as Amended in February 2009 (Note 8 to the Condensed Consolidated Financial Statements)
Third Mezzanine Facility	$5,528	$4,472	April 1, 2010
Gemino Facility	5,887	—	January 31, 2010
	$11,415	$4,472

As discussed in Note 14 to the Condensed Consolidated Financial Statements, on March 25, 2009 we entered into a Stock Purchase Agreement with Oak (“Oak Purchase Agreement”), pursuant to which we agreed to sell and issue to Oak, up to an aggregate of 6.6 million shares of our Series A Convertible Preferred Stock in two or more tranches for aggregate consideration of up to $50.0 million.  The initial closing occurred on March 26, 2009, at which time we issued and sold an aggregate of 3.8 million preferred shares for aggregate consideration of $29.1 million.  After paying closing fees and legal expenses, we used the remaining proceeds to repay in full the outstanding balance of $9.8 million on our revolving credit agreement with Comerica Bank, support a $2.3 million standby letter of credit with Comerica Bank with a restricted cash account in the same amount, and repay $14.0 million of the Third Mezzanine Facility.  In connection with the Oak Purchase Agreement, on March 26, 2009, the Third Mezzanine Facility was amended to reduce its total availability from $30.0 million to $10.0 million.

We expect a second closing to occur under the Oak Purchase Agreement on or about May 14, 2009, which will result in the issuance and sale of an additional 1.4 million preferred shares for aggregate consideration of approximately $10.9 million (the “Second Oak Closing).  We expect to use a portion of the proceeds from the Second Oak Closing to repay in full and terminate the Third Mezzanine Facility and to use the remainder to support our working capital requirements.  We plan to maintain our Gemino Facility.

Our credit facilities with Gemino and Safeguard contain certain covenants which require our compliance.  Upon the consummation of the Second Oak Closing and the related repayment and retirement of the Third Mezzanine Facility, only the Gemino Facility will remain to supplement working capital requirements.  Failure to maintain compliance with the financial and/or certain other covenants contained within the Gemino Facility would constitute an event of default, and by agreement, would result in a cross-default under the Third Mezzanine Facility until its retirement.  The Gemino and Safeguard facilities also contain material adverse change (“MAC”) clauses.  If we encountered difficulties that would qualify as a MAC in our (i) operations, (ii) condition (financial or otherwise), or (iii) ability to repay the amounts outstanding on its facilities, our credit agreements could be cancelled.   Gemino and Safeguard could then elect to declare the indebtedness under the applicable facility, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing such indebtedness.  In order for us to comply with the financial covenants contained within our credit facilities, our results of operations and level of cash collections in 2009 and beyond must exceed our 2008 results, and such outcome is uncertain.  We can provide no assurance that we will be able to meet our financial covenants or not encounter a MAC triggering event.

We believe that the collective funds made available through the Second Oak Closing, credit availability under the Gemino Facility, and the cash generated from our operations, will be adequate to support our operations and growth at least through May 2010.  Nonetheless, we can provide no assurance of such expectation, or our ability to remain in compliance with the covenants contained within our credit facilities.  As discussed below, the level of cash collections by our in-house billing and collection department during 2008 did not increase at the same rate that our revenue increased.  We rely on cash collections to support our general working capital needs, and therefore, if our cash collections in 2009 do not continue to keep pace or surpass our revenue growth, we may require additional financing.

In-House Billing and Collection

On June 1, 2008 our in-house billing and collection department began operations, utilizing licensed billing and collection software.  During the fourth quarter of 2008 we ceased utilizing the services of our former billing and collection service provider.  The level of cash collections by our in-house billing and collection department in 2008 did not increase at the same rate as our revenue increased.  We did not have adequate internal resources to address the unanticipated issues that arose during the establishment of our internal billing and collection department.  Certain of such issues continued through December 31, 2008 and into early 2009.  Consequently, our collection efforts were negatively impacted in the first quarter of 2009.  In addition, the change in our Medicare administrative contractor during the fourth quarter of 2008 continues to delay the timing of our cash collections.

We believe that we will achieve greater improvements in cash collections due to the substantial additions to our billing and collection department.  We continue to make attempts to improve the overall quality of our billing and collection processes and more effectively manage our in-house billing and collection function.  If our expectations are not realized, we could fail to meet the financial covenants contained in our credit facilities (see Note 8 to the Condensed Consolidated Financial Statements) and be in default of such facilities, though we do not anticipate such outcome.  In addition, we rely on our cash collections to support our general working capital needs.   It is therefore critical that we continue to improve the overall effectiveness of our billing and collection department in 2009.

Contractual Obligations

The following table summarizes our contractual obligations and commercial commitments at March 31, 2009, including our facility lease and borrowings on equipment subject to capital leases. Our credit facilities with Gemino and Safeguard were amended in February 2009 (see Note 8 to the Condensed Consolidated Financial Statements), which resulted in an extended maturity date for both credit facilities.  We are obligated to repay the Third Mezzanine Facility upon the Second Oak Closing expected on or about May 14, 2009 (see Note 8 to the Condensed Consolidated Financial Statements).  The below table excludes scheduled sublease receipts and any remaining amounts necessary to complete our leasehold improvements.

	Payment due by period at March 31, 2009
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(in thousands)
Third Mezzanine Facility	$5,528	$5,528	$—	$—	$—
Gemino Facility	5,887	5,887	—	—	—
Capital lease obligations	1,759	607	1,114	38	—
Operating leases	11,127	1,602	3,300	3,439	2,786
Total	$24,301	$13,624	$4,414	$3,477	$2,786

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that provide financing, liquidity, market or credit risk support, or involve leasing, hedging, or research and development services for our business or other similar arrangements that may expose us to liability that is not expressly reflected in the accompanying Condensed Consolidated Financial Statements, except for operating leases.

As of March 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, except our relationship with CPS, as described in Note 1 to the Condensed Consolidated Financial Statements.  As such, we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

Several new accounting standards have been issued and adopted recently. None of these standards had a material impact on our present or future financial position, results of operations, or liquidity.  See Note 5 to the Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our cash and cash equivalents are not subject to significant interest rate risk due to the short term maturities of these investments.  As of March 31, 2009 the carrying value of our cash and cash equivalents approximates fair value.

We had $5.9 million of variable interest rate debt outstanding at March 31, 2009, all of which relates to our Gemino Facility.  The Comerica Facility was repaid and terminated on March 26, 2009 (see Note 8 to the Condensed Consolidated Financial Statements).  The variable interest rates applicable on such debt may expose us to market risk due to changes in interest rates. See Note 16 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008 for a summary of the applicable interest rates during the first quarter of 2009 on the Gemino and Comerica Facilities, as amended in January and February 2009. The interest rate on our credit facility with Safeguard is fixed and is therefore not impacted by changes in interest rates.  A 10% increase in the applicable interest rate on our variable interest rate debt would have negatively affected our pre-tax results of operations and cash flows for the three months ended March 31, 2009 by approximately $0.3 million.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, because of material weaknesses in internal control over financial reporting discussed in Management’s Report on Internal Control Over Financial Reporting included in our Annual Report on Form 10-K for the year ended December 31, 2008, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

During the three months ended March 31, 2009, our efforts continued in addressing the three material weaknesses in our internal control over financial reporting.  The steps we have undertaken in 2009 are discussed in Item 9A - Remediation of Material Weakness to our Annual Report on Form 10-K for the year ended December 31, 2008.  We are in the process of evaluating the design and operating effectiveness of our internal control over financial reporting, which as a result of our remediation plan, include certain enhanced controls within the accounts receivable, revenue, and billing processes.

In light of our unremediated material weaknesses as of March 31, 2009, we performed additional post-closing procedures and analyses in order to prepare the accompanying Condensed Consolidated Financial Statements and Notes thereto.  As a result of our procedures and analyses, we believe such amounts present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

There were no other changes in our internal control over financial reporting that occurred during the three months ended March 31, 2009 that have materially impacted, or are likely to reasonably affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

Pursuant to an Action by Written Consent of the Stockholders in lieu of a Special Meeting, dated as of March 25, 2009, the holders of 46,483,821 shares of our common stock, representing approximately sixty percent (60%) of the 77,186,331 issued and outstanding shares of our common stock entitled to vote on March 25, 2009, approved the issuance and sale by us of up to 6,578,948 shares of our Series A Convertible Preferred Stock, having the rights and preferences as set forth in the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock filed with the Secretary of State of the State of Delaware on March 26, 2009, to Oak in connection with the Oak Private Placement. We were required under NASDAQ Listing Rules to obtain stockholder approval prior to issuing the shares of preferred stock. In addition, under the Oak Purchase Agreement, we agreed to seek stockholder approval of the offering.

Item 6. Exhibits

The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this report.

		Incorporated Filing Reference
Exhibit Number	Description	Form Type & Filing Date	Original Exhibit Number
3.1	Certificate of Designations for Series A Convertible Preferred Stock filed March 26, 2009.	Form 8-K 3/27/09	3.1

3.2	Certificate of Elimination for Series C Preferred Stock and Series D 5% Cumulative Convertible Preferred Stock filed March 26, 2009.	Form 8-K 3/27/09	3.2

10.1	First Amendment to Credit Agreement dated January 30, 2009, by and among Clarient, Inc., Clarient Diagnostic Services, Inc., ChromaVision International, Inc. and Gemino Healthcare Finance, LLC.	Form 8-K 2/2/09	10.1

10.2	Fourth Amendment to Amended and Restated Loan Agreement dated January 27, 2009, by and between Clarient, Inc. and Comerica Bank.	Form 8-K 2/2/09	10.2

10.3	Second Amendment to Credit Agreement dated February 27, 2009, by and among Clarient, Inc., Clarient Diagnostic Services, Inc., ChromaVision International, Inc. and Gemino Healthcare Finance, LLC.	Form 8-K 3/2/09	10.1

10.4	Fifth Amendment to Amended and Restated Loan Agreement dated February 27, 2009, by and between Clarient, Inc. and Comerica Bank.	Form 8-K 3/2/09	10.2

10.5	Second Amended and Restated Senior Subordinated Revolving Credit Agreement, dated February 27, 2009, by and between Clarient, Inc. and Safeguard Delaware, Inc.	Form 8-K 3/2/09	10.3

10.6	Amended and Restated Registration Rights Agreement, dated February 27, 2009, by and among Clarient, Inc., Safeguard Delaware, Inc., Safeguard Scientifics, Inc., and Safeguard Scientifics (Delaware), Inc.	Form 8-K 3/2/09	10.4

10.7	Form of Common Stock Purchase Warrant to be issued pursuant to the Second Amended and Restated Senior Subordinated Revolving Credit Agreement, dated February 27, 2009.	Form 8-K 3/2/09	10.5

10.8	Amended and Restated Subordination Agreement, dated February 27, 2009, by and among Gemino Healthcare Finance, LLC, Safeguard Delaware, Inc. and Clarient, Inc.	Form 8-K 3/2/09	10.6

10.9	Affirmation and Amendment to Subordination Agreement, dated February 27, 2009, by and among Comerica Bank, Safeguard Delaware, Inc., and Clarient, Inc.	Form 8-K 3/2/09	10.7

10.10		Affirmation of Guaranty, dated February 27, 2009, by and among Comerica Bank, Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 8-K 3/2/09	10.8

10.11		Third Amendment to Amended and Restated Reimbursement and Indemnity Agreement, by and among Clarient, Inc., Safeguard Delaware, Inc., and Safeguard Scientifics (Delaware), Inc.	Form 8-K 3/2/09	10.9

10.12		Amendment to Securities Purchase Agreement, dated March 26, 2009, entered into between Clarient, Inc. and Safeguard Delaware, Inc.	Form 8-K 3/27/09	10.4

10.13		First Amendment and Consent to the Second Amended and Restated Senior Subordinated Revolving Credit Agreement, dated March 26, 2009 entered into between the Company and Safeguard Delaware, Inc.	Form 8-K 3/27/09	10.5

10.14		Stockholders Agreement dated March 26, 2009 by and among Safeguard Delaware, Inc., Safeguard Scientifics, Inc., Safeguard Scientifics (Delaware), Inc., and Oak Investment Partners XII, Limited Partnership.	Form 8-K 3/27/09	10.6

10.15		Pledge and Security Agreement dated March 26, 2009 by and among Clarient, Inc. and Comerica Bank.	Form 8-K 3/27/09	10.7

10.16		Stock Purchase Agreement, dated as of March 25, 2009, by and between Clarient, Inc. and Oak Investment Partners XII, Limited Partnership.	Form 8-K 3/27/09	10.1

10.17		Registration Rights Agreement, dated as of March 26, 2009, by and between Clarient, Inc. and Oak Investment Partners XII, Limited Partnership.	Form 8-K 3/27/09	10.2

10.18		Form of Indemnification Agreement entered into with Ms. Ann H. Lamont and Mr. Andrew Adams effective as of March 26, 2009.	Form 8-K 3/27/09	10.3

10.19	†	Amended and Restated Employment Agreement dated as of February 26, 2009 between Clarient, Inc. and Dr. Michael J. Pellini.	—	—

31.1	†	Certification of Ronald A. Andrews Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.	—	—

31.2	†	Certification of Raymond J. Land Pursuant to Rules 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.	—	—

32.1	†	Certification of Ronald A. Andrews Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.	—	—

32.2	†	Certification of Raymond J. Land Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.	—	—

†                              Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLARIENT, INC.

DATE: May 11, 2009	BY:	/s/ RONALD A. ANDREWS
Ronald A. Andrews
Vice Chairman and Chief Executive Officer

DATE: May 11, 2009	BY:	/s/ RAYMOND J. LAND
Raymond J. Land
Senior Vice President and Chief Financial Officer