Form 10-K/A
period 2008-12-31
CLARIENT, INC
filed 2009-06-17
CIK 1038223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

The number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding at June 15, 2009
Common Stock, $.01 par value per share	77,503,679 shares

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

PART IV

Item 15.	Exhibits and Financial Statement Schedules	4

Explanatory Note

We are filing this Amendment No. 2 on Form 10-K/A to amend our Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 19, 2009, as amended April 30, 2009, which we refer to as the Amended 10-K, for the purpose of filing a revised consent of our independent registered public accounting firm as Exhibit 23 and updating the Exhibit Index in Part IV, Item 15 to reflect the revised consent.

Rule 12b-15 under the Securities Exchange Act of 1934, as amended, provides that any amendment to a report required to be accompanied by the certifications specified in Rule 13a-14 or 15d-14 must be accompanied by new certifications of the principal executive officer and principal financial officer.  These certifications are therefore also included as Exhibits 31.1 and 31.2.

Except for the amendments described above, this Amendment No. 2 on Form 10-K/A does not reflect events occurring after the filing of the Annual Report or modify or update the disclosure therein in any way other than as described above.

PART IV

Item 15.     Exhibits and Financial Statement Schedules

(a) Documents filed as part of this annual report on Form 10-K:

3.          Exhibits:  The exhibits that are filed with this Amendment No. 2 are set forth in the Exhibit Index below.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Aliso Viejo, California on June 17, 2009.

CLARIENT, INC.

By:	/s/ RONALD A. ANDREWS
Ronald A. Andrews
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

23†	Consent of Independent Registered Public Accounting Firm—KPMG LLP

31.1†	Certification of Ronald A. Andrews pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2†	Certification of Raymond J. Land pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

†      Filed herewith