Form 10-Q
period 2009-06-30
CLARIENT, INC
filed 2009-08-07
CIK 1038223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding at July 31, 2009
Common Stock, $0.01 par value per share	77,669,184 shares

CLARIENT, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CLARIENT, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2009	2008

ASSETS

Current assets:
Cash and cash equivalents	$7,921	$1,838
Restricted cash	755	—
Accounts receivable, net of allowance for doubtful accounts of $9,167 and $8,045 at June 30, 2009 and December 31, 2008, respectively	27,473	20,315
Inventories	1,166	648
Prepaid expenses and other current assets	770	653
Total current assets	38,085	23,454
Restricted cash	2,064	—
Property and equipment, net	13,952	11,911
Other assets	218	144
Total assets	$54,319	$35,509

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Revolving lines of credit	$3,846	$14,104
Related party line of credit, net of discount	—	11,461
Accounts payable	3,843	3,783
Accrued payroll	2,668	3,760
Accrued expenses	2,874	2,563
Current maturities of capital lease obligations	660	263
Total current liabilities	13,891	35,934
Long-term capital lease obligations	982	345
Deferred rent and other non-current liabilities	3,756	3,970

Commitments and contingencies

Stockholders’ equity (deficit):

Series A convertible preferred stock $0.01 par value, authorized 8,000,000 shares, issued and outstanding 5,263,158 and -0- shares at June 30, 2009 and December 31, 2008, respectively. Aggregate liquidation preference: June 30, 2009 and December 31, 2008—$78.3 million and $-0-, respectively	53	—
Common stock $0.01 par value, authorized 150,000,000 shares, issued and outstanding 77,599,489 and 76,994,620 at June 30, 2009 and December 31, 2008, respectively	776	770
Additional paid-in capital	194,196	149,403
Accumulated deficit	(159,239)	(154,822)
Accumulated other comprehensive loss	(96)	(91)
Total stockholders’ equity (deficit)	35,690	(4,740)
Total liabilities and stockholders’ equity (deficit)	$54,319	$35,509

See accompanying notes to Condensed Consolidated Financial Statements.

CLARIENT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenue	$23,730	$16,916	$46,922	$32,802
Cost of services	9,922	8,491	18,879	15,869
Gross profit	13,808	8,425	28,043	16,933
Operating expenses:
Sales and marketing	4,634	2,557	8,922	5,030
General and administrative	5,526	5,294	11,044	9,912
Bad debt	2,554	2,191	5,269	3,627
Research and development	323	99	523	223
Total operating expenses	13,037	10,141	25,758	18,792
Income (loss) from operations	771	(1,716)	2,285	(1,859)
Interest expense, net	165	131	355	446
Interest expense to related parties	577	2,426	3,557	2,902
Income (loss) from continuing operations before income taxes	29	(4,273)	(1,627)	(5,207)
Income tax expense	—	(6)	—	(6)
Income from discontinued operations	—	—	1,500	—
Net income (loss)	$29	$(4,279)	$(127)	$(5,213)

Series A preferred stock beneficial conversion feature (Note 14)	(4,290)	—	(4,290)	—

Net loss applicable to common stockholders (Note 11)	$(4,261)	$(4,279)	$(4,417)	$(5,213)

Net loss per share applicable to common stockholders — basic and diluted:
Loss from continuing operations	$(0.06)	$(0.06)	$(0.08)	$(0.07)
Income from discontinued operations	—	—	0.02	—

Net loss applicable to common stockholders	$(0.06)	$(0.06)	$(0.06)	$(0.07)

Weighted-average shares used to compute net loss per common share:
Basic and diluted	77,178,464	74,378,958	77,090,932	73,532,771

See accompanying Notes to Condensed Consolidated Financial Statements.

CLARIENT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:

Net loss	$(127)	$(5,213)
Gain from sale of discontinued operations	(1,500)	—
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,781	1,854
Bad debt expense	5,269	3,627
Stock-based compensation	1,139	1,183
Amortization of warrants to related party interest expense	2,506	2,074
Amortization of deferred financing and offering costs	—	112
Changes in operating assets and liabilities:
Accounts receivable	(12,427)	(6,248)
Inventories	(518)	93
Prepaid expenses and other assets	(191)	543
Accounts payable	(10)	(42)
Accrued payroll	(1,092)	965
Accrued expenses	311	(167)
Deferred rent and other non-current liabilities	(214)	(51)
Net cash used in operating activities	(5,073)	(1,270)

Cash flows from investing activities:
Increase in restricted cash	(2,819)	—
Purchases of property and equipment	(2,537)	(2,241)
Proceeds from sale of discontinued operations	1,500	—
Net cash used in investing activities	(3,856)	(2,241)

Cash flows from financing activities:
Proceeds from sale of preferred stock	40,000	—
Offering costs from sale of preferred stock	(1,414)	—
Proceeds from exercise of stock options and warrants	237	421
Borrowings on capital lease obligations	—	672
Repayments on capital lease obligations	(181)	(2,467)
Borrowings on revolving lines of credit	33,953	10,543
Repayments on revolving lines of credit	(44,211)	(15,540)
Borrowings on related party debt	5,800	10,420
Repayments on related party debt	(19,167)	—
Net cash provided by financing activities	15,017	4,049

Effect of exchange rate changes on cash and cash equivalents	(5)	(2)

Net increase in cash and cash equivalents	6,083	536

Cash and cash equivalents at beginning of period	1,838	1,516
Cash and cash equivalents at end of period	$7,921	$2,052
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,558	$592
Cash paid for income taxes	$—	$6
Non cash investing and financing activities:
Capital lease obligation	$1,215	$—
Beneficial conversion feature of Series A convertible preferred stock	$4,290	$—

See accompanying Notes to Condensed Consolidated Financial Statements

CLARIENT, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)                                 Description of Business, Going Concern, Basis of Presentation, and Operating Segment

(a)                               Description of Business

Clarient, Inc. and its wholly-owned subsidiaries (the “Company”) comprise an advanced oncology diagnostic services company, headquartered in Aliso Viejo, California.  The Company combines innovative technologies, medically meaningful diagnostic tests, and world-class pathology expertise to assess and characterize cancer.  The Company’s mission is to help improve the lives of those affected by cancer through translating cancer discoveries into better patient care.

California prohibits general corporations from engaging in the practice of medicine pursuant to both statutory and common law principles commonly known as the Corporate Practice of Medicine Doctrine (“CPMD”).  Courts have interpreted the CPMD to prohibit non-professional corporations from employing physicians and certain other healthcare professionals who provide professional medical services. In order to comply with the CPMD, among other activities, all medical services are provided by, or under the supervision of, Clarient Pathology Services, Inc. (“CPS”).  The Company’s Chief Medical Officer, Kenneth J. Bloom, M.D., is the sole shareholder of CPS.  CPS provides medical and pathology services to the Company under a long-term, exclusive professional services agreement.  The Company provides CPS with all non-medical and non-pathology administrative support under a long-term administrative services agreement.

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

On March 25, 2009, the Company entered into a Stock Purchase Agreement with Oak Investment Partners XII, Limited Partnership, a Delaware limited partnership (“Oak”), pursuant to which the Company agreed to sell and issue to Oak, up to an aggregate of 6.6 million shares of convertible preferred stock in two or more tranches for aggregate consideration of up to $50.0 million (the “Oak Purchase Agreement”).  The initial closing occurred on March 26, 2009, at which time the Company issued and sold an aggregate of 3.8 million shares of preferred stock for aggregate consideration of $29.1 million (the “Initial Oak Closing”).  After paying closing fees and legal expenses, the Company used the remaining proceeds to repay in full the outstanding balance of $9.8 million under its Comerica Facility, support its preexisting $2.3 million standby letter of credit with Comerica Bank by funding a restricted cash account in the same amount, and repay $14.0 million of the Third Mezzanine Facility (see Note 9).

On May 14, 2009, pursuant to the Oak Purchase Agreement, a second closing occurred for an additional 1.4 million shares of convertible preferred stock for consideration of approximately $10.9 million (the “Second Oak Closing”).  The Company was contractually obligated to use a portion of the proceeds from the Second Oak Closing to repay in full the outstanding balance of $5.7 million due under the Third Mezzanine Facility.  Following its repayment of the outstanding balance, the Company terminated the Third Mezzanine Facility on such date. The remaining proceeds of $4.8 million, net of legal and closing fees, support the Company’s working capital requirements.

The Company’s Gemino Facility (as defined in Note 9) remains in place to supplement its working capital requirements.  The Gemino Facility contains certain financial and non-financial covenants which require the Company’s compliance, as described in Note 9.  Failure to maintain compliance with such financial covenants (a minimum “fixed charge coverage ratio” covenant and a minimum “excess liquidity” covenant), and/or  non-financial covenants (as defined in Note 9), would constitute an event of default.  The Gemino Facility also contains a material adverse change (“MAC”) clause.  If the Company encountered difficulties that would qualify as a MAC in its (i) operations, (ii) condition (financial or otherwise), or (iii) ability to repay the amounts outstanding on the Gemino Facility, it could be cancelled at Gemino’s sole discretion.   Gemino could then elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing such indebtedness.  The Company can provide no assurance that it will be able to meet its financial covenants since in order to do so, the Company’s results of operations in 2009 will have to meet or exceed its 2008 results. In addition, the Company can provide no assurance that it will not encounter a MAC triggering event.

(c)           Basis of Presentation

The accompanying unaudited interim Condensed Consolidated Financial Statements of the Company were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the interim financial statements rules and regulations of the SEC.  These financial statements include the financial position, results of operations, and cash flows of the Company, and the accounts of CPS, which are consolidated as required by applicable GAAP. All significant inter-company accounts and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying Condensed Consolidated Financial Statements include all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation. Certain prior period amounts have been reclassified to conform to the current year presentation (see Note 7).

The preparation of the accompanying Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions.  Such estimates and assumptions affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes thereto.  The Company’s most significant estimates relate to revenue recognition, allowance for doubtful accounts, stock-based compensation expense, and the evaluation of impairment of long-lived assets.  Actual results could differ from those estimates.  As part of the interim financial statement preparation process, the Company has also evaluated whether any significant events have occurred after the balance sheet date of June 30, 2009 through August 7, 2009, representing the date the accompanying Condensed Consolidated Financial Statements were filed with the SEC, and concluded that no additional disclosures or adjustments were required.

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

(d)         Operating Segment

The Company has one reportable operating segment that delivers advanced oncology diagnostic services to community pathologists, oncologists, and biopharmaceutical companies.  At June 30, 2009, all of the Company’s services were provided within the United States, and substantially all of the Company’s assets were located within the United States.

(2)           Summary of Significant Accounting Policies

(a)          Revenue Recognition

Revenue for the Company’s diagnostic services is recognized at the time of completion of such services.   The Company’s services are billed to various payors, including Medicare, health insurance companies, healthcare institutions, and patients. The Company reports revenue from contracted payors, including certain health insurance companies and healthcare institutions, based on the contracted rate, or in certain instances, the Company’s estimate of such rate.  For billing to Medicare, the Company utilizes the published fee schedules, net of standard discounts (commonly referred to as “contractual allowances”). The Company reports revenue from non-contracted payors, including certain insurance companies, based on the amount expected to be collected for services provided.  Revenue from patient payors is based on a multiple of the Centers for Medicare & Medicaid Services (CMS) reimbursement schedule, or as applicable, the patients’ co-pay or deductible obligation.  Adjustments resulting from actual collections compared to the aforementioned estimates are recognized in the period realized.

(b)         Allowance for Doubtful Accounts and Bad Debt Expense

An allowance for doubtful accounts is recorded for estimated uncollectible amounts due from various payor groups.  The process for estimating the allowance for doubtful accounts involves significant assumptions and judgments. Specifically, the allowance for doubtful accounts is adjusted periodically, and is principally based upon an evaluation of historical collection experience.  The payment realization cycle for certain governmental and managed care payors can be lengthy, involving denial, appeal and adjudication processes, and is subject to periodic adjustments that may be significant. After appropriate collection efforts, accounts receivable are written off and deducted from the allowance for doubtful accounts.  Additions to the allowance for doubtful accounts are charged to bad debt expense.

(c)           Stock-Based Compensation

The Company records compensation expense related to stock-based awards, including stock options and restricted stock, based on the fair value of the award which is determined using the Black-Scholes option-pricing model. Stock-based compensation expense recognized during the period is based on the fair value of the portion of the stock-based awards that are ultimately expected to vest, and thus, the gross expense is reduced for estimated forfeitures. The Company recognizes stock-based compensation expense over the vesting period using the straight-line method for employees and ratably as tranches vest for non-employees.  The Company classifies compensation expense related to these awards based on the department to which the recipient reports.

(d)          Long-Lived Assets

The Company evaluates the possible impairment of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of its assets may not be recoverable.   Recoverability of assets to be held and used is measured by the comparison of the carrying value of such assets to the Company’s pretax cash flows (undiscounted and without interest charges) expected to be generated from their use in Company operations.  If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds fair value. Assets held for sale are reported at the lower of the carrying amount or fair value, less costs to sell.

One potential impairment indicator is current-period operating and/or cash flow loss, combined with a history of operating and/or cash flow losses.  Because this condition applies to the Company, management evaluates the Company’s asset group for impairment at each period end.  The asset group tested for impairment comprises the Company’s entire laboratory operation, representing the lowest level of our separately identifiable cash flows.  The impairment evaluation utilizes the Company’s operating plan and associated cash flow projection in determining the undiscounted cash flows expected to be generated by its asset group through continuing operations.  Such undiscounted cash flows are next compared to the carrying amount of the asset group to determine if an impairment of the asset group is indicated.

The undiscounted net cash flows expected to be generated by the Company’s asset group exceeded the carrying amount of the asset group as of December 31, 2008 and June 30, 2009, therefore, the Company’s asset group is not considered to be impaired.  Such conclusion is based upon significant management judgments and estimates inherent in the operating plan and associated cash flow projections, including assumptions pertaining to revenue growth, expense trends, and working capital management.  Accordingly, changes in circumstances could adversely impact the results of the Company’s long-lived asset impairment test.

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

Restricted cash is held as bank deposits, and serve as security deposits for the Company’s Aliso Viejo, California facility lease and a certain capital lease of computer hardware.  Interest accrues to the Company for such accounts.  The classification of restricted cash as current or non-current is dependent upon whether the contractual terms for such deposits provide for the complete release of restrictions within one year of the balance sheet date.

(g)          Inventories

Inventories consist of laboratory supplies and are stated at the lower of cost or market.  Inventories are accounted for under the first-in, first-out method (FIFO).

(h)          Property and Equipment and Depreciation

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

(i)          Capitalized Internal-Use Software Costs

The Company capitalizes eligible internal-use computer software costs.  Amortization begins when the internal-use computer software is ready for its intended use, and is amortized over a three to five-year period using the straight-line method.

(j)            Research and Development

Research and development costs are expensed as incurred.  Research and development expenses consist of compensation and benefits for research and development personnel, license fees, related laboratory supplies, certain information technology personnel, arrangements with consultants and other third parties, and allocated facility-related costs.

(3)          Balance Sheet Detail

(a)          Allowance for Doubtful Accounts

The following is the 2008 and first half of 2009 summary of activity for the allowance for doubtful accounts (in thousands):

Ending balance, December 31, 2007	$3,370
Bad debt expense	12,199
Write-offs	(7,524)
Ending balance, December 31, 2008	8,045
Bad debt expense	5,269
Write-offs	(4,147)
Ending balance, June 30, 2009	$9,167

(b)          Property and Equipment

The following is a summary of property and equipment (in thousands):

	June 30, 2009	December 31, 2008
Office furniture, computer software, and laboratory equipment	$19,143	$16,055
Leasehold improvements	9,571	8,837
Total	28,714	24,892
Less: accumulated depreciation and amortization	(14,762)	(12,981)
Property and equipment, net	$13,952	$11,911

(4)           Discontinued Operations

On March 8, 2007, the Company sold its instrument systems business, consisting of certain tangible assets, inventory, intellectual property (including the Company’s former patent portfolio and the ACIS and ChromaVision trademarks), contracts, and related assets to Carl Zeiss MicroImaging, Inc. and one of its subsidiaries (collectively, “Zeiss”) for an aggregate purchase price of $12.5 million.  The $12.5 million consisted of $11.0 million in cash and an additional $1.5 million in contingent purchase price, subject to the satisfaction of certain post-closing conditions through March 8, 2009 relating to transferred intellectual property (the “ACIS Sale”).   As part of the ACIS Sale, the Company entered into a license agreement with Zeiss that granted the Company a non-exclusive, perpetual and royalty-free license to certain of the transferred patents, copyrights, and software code for use in connection with imaging applications (excluding sales of imaging instruments) and the Company’s oncology diagnostic services business.

In March 2009, Zeiss’ management acknowledged the satisfaction of the post-closing conditions of the ACIS Sale and the associated $1.5 million payment due, which the Company recorded to income from discontinued operations within the accompanying Condensed Consolidated Statements of Operations for the six months ended June 30, 2009.   On April 8, 2009, the Company received the $1.5 million from Zeiss.

(5)           Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 establishes a common definition for fair value to be applied to GAAP as applicable, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 became effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007.  FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”), deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.  The adoption of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on the Company’s consolidated financial position and results of operations. The adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, effective January 1, 2009, had no impact on the Company’s consolidated financial position, results of operations, and cash flows.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”).  SFAS No. 141(R) significantly changes the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date at fair value with limited exceptions.  SFAS No. 141(R) further changes the accounting treatment for certain specific items, including:

•      Transaction costs will be generally expensed as incurred.  These costs were previously treated as costs of the acquisition;

•      Contingent consideration is recorded at fair value as an element of purchase price with subsequent adjustments recognized in operations. Contingent consideration was previously accounted for as a subsequent adjustment of purchase price;

•      In-process research and development (IPR&D) will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

•      Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and

•      Subsequent decreases in valuation allowances on acquired deferred tax assets are recognized in operations after the measurement period. Such changes were previously considered to be subsequent changes in consideration and were recorded as decreases in goodwill.

SFAS No. 141(R) includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.  If and when the Company completes a transaction that requires business combination accounting, the impact of applying SFAS No. 141(R) and FSP 141R-1 will be assessed and disclosed.

In April 2009, the FASB issued FSP No. 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141R-1”), which amends the accounting in SFAS No. 141(R) for assets and liabilities arising from contingencies in a business combination. The FSP is effective January 1, 2009, and requires pre-acquisition contingencies to be recognized at fair value, if fair value can be reasonably determined during the measurement period.  If fair value cannot be reasonably determined, the FSP 141R-1 requires measurement based on the recognition and measurement criteria of SFAS No. 5, “Accounting for Contingencies”.  If and when the Company completes a transaction that requires business combination accounting, the impact of applying FSP 141R-1 will be assessed and disclosed.

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

In June 2008, the FASB issued Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (“FSP EITF 03-6-1”). Under FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether they are paid or unpaid, are considered participating securities and should be included in the computation of earnings per share pursuant to the two-class method.  The Company adopted FSP EITF 03-6-1 retrospectively effective January 1, 2009.   The adoption of FSP EITF 03-6-1 did not affect the Company’s consolidated financial position, results of operations, cash flows, or loss per common share in prior periods, however, loss per share attributable to common shareholders was affected in the three and six months ended June 30, 2009, as disclosed in Note 11.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” SFAS 107-1 and APB 28-1 amended SFAS 107, “Disclosures about Fair Value of Financial Instruments,” and APB Opinion No. 28, Interim Financial Reporting,” to require disclosures about the fair value of financial instruments in interim as well as in annual financial statements.  SFAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009.  The adoption of SFAS 107-1 and APB 28-1 did not have a material impact on the Company’s consolidated financial position, results of operations, and cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” (“SFAS No. 165”) which establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. See Note 1(c), for the Company’s related disclosures. The adoption of SFAS No. 165 did not have a material impact on the Company’s consolidated financial position, results of operations, and cash flows.

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162.” SFAS 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS 168 statement to have any impact on its consolidated financial position, results of operations, and cash flows.

(6) Correction of an Immaterial Error in the Prior Period

During the second quarter of 2009, the Company identified a net $0.6 million accounting error which related to revenue transactions and associated bad debt expense originating in the first quarter of 2009.  The errors related to the pricing for certain of the Company’s services in the first quarter of 2009.  The pricing error correspondingly affected bad debt expense in the first quarter of 2009, since bad debt expense is recorded as a percentage of each period’s revenue.  The errors were due to insufficient controls to ensure that the appropriate pricing for the Company’s services was applied to the affected revenue transactions in the first quarter of 2009.  In accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management evaluated the materiality of the errors from qualitative and quantitative perspectives, and concluded that the errors were immaterial to the first quarter of 2009, though would be material if corrected in the second quarter of 2009.  Accordingly, the Company recorded a $0.7 million increase to revenue and a $0.1 million increase to bad debt expense in the first quarter of 2009, which are included in the Condensed Consolidated Statement of Operations for the six months ended June 30, 2009. The impact of the accounting errors to the first quarter of 2009 are summarized in the tables below:

	Three Months Ended
	March 31, 2009
	Previously Reported	As Adjusted
Consolidated Statements of Operations:
Revenue	$22,447	$23,192
Bad debt expense	2,635	2,715
Total operating expenses	12,641	12,721
Income from operations	849	1,514
Loss from continuing operations	(2,321)	(1,656)
Net loss	(821)	(156)

Basic and diluted loss from continuing operations per common share	(0.03)	(0.02)
Basic and diluted net loss per common share	(0.01)	(0.00)

	March 31, 2009
	Previously Reported	As Adjusted
Consolidated Balance Sheets:
Accounts receivable, net	$25,403	$26,068
Allowance for doubtful accounts	7,173	7,253
Total current assets	33,847	34,512
Total assets	49,981	50,646
Total stockholders’ equity (deficit)	23,690	24,355
Total liabilities and stockholders’ equity (deficit)	49,981	50,646

(7) Adjustment of Expense Classifications

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

In accordance with SAB No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management evaluated the materiality of the errors from qualitative and quantitative perspectives and concluded that the errors in presentation were immaterial to all previously filed financial statements.

All prior year amounts included in these Condensed Consolidated Financial Statements and accompanying notes have been adjusted for the misclassification of expenses.  See the below tables for a summary of such adjustments:

	Three Months Ended
	June 30, 2008
	Previously Reported	As Adjusted
Consolidated Statements of Operations:
Cost of services	$6,879	$8,491
Gross profit	10,037	8,425
Operating expenses (formerly selling, general and administrative expenses)	11,753	10,141

	Six Months Ended
	June 30, 2008
	Previously Reported	As Adjusted
Consolidated Statements of Operations:
Cost of services	$12,974	$15,869
Gross profit	19,828	16,933
Operating expenses (formerly selling, general and administrative expenses)	21,687	18,792

(8) Significant Risks and Uncertainties

Credit risk with respect to accounts receivable is generally diversified due to the large number of payors that comprise the Company’s customer base. The Company has significant receivable balances with government payors, health insurance carriers, health care institutions, and patients.  The Company does not generally require collateral to support customer receivables.

The laboratory services industry faces challenging billing and collection procedures.  The cash realization cycle for certain governmental and managed care payors can be lengthy and may involve denial, appeal, and an adjudication process. Collection of governmental, private health insurer, and client receivables are generally a function of providing complete and accurate billing information to such parties within the various filing deadlines.  Receivables due from clients and patients, in particular, is generally subject to increased credit risk as compared to governmental and private health insurance receivables, due to the clients’ and patients’ credit worthiness or inability to pay.

The Company’s gross accounts receivable by payor class as a percentage of total gross accounts receivable as of June 30, 2009 and December 31, 2008 is as follows:

	June 30, 2009	December 31, 2008
Governmental	21%	25%
Private health insurers	41%	38%
Clients (pathologists, hospitals, clinics)	14%	19%
Patients (indirect bill)	15%	14%
Patients (direct bill)	9%	5%

The Company’s aged gross accounts receivable in total, and by payor class, as of June 30, 2009 and December 31, 2008 is as follows (in thousands):

As of June 30, 2009 — Total	Gross Amount	Percent of Total
Total	$36,640	100%

Unbilled	$7,438	20%
Current	5,389	15%
31-60 days past due	3,780	10%
61-90 days past due	2,634	7%
91-120 days past due	2,475	7%
121-150 days past due	2,545	7%
Greater than 150 days past due	12,379	34%

As of June 30, 2009 — Governmental payors	Gross Amount	Percent of Total
Total	$7,755	100%

Unbilled	$1,573	20%
Current	1,785	23%
31-60 days past due	596	8%
61-90 days past due	496	6%
91-120 days past due	546	7%
121-150 days past due	478	6%
Greater than 150 days past due	2,281	30%

As of June 30, 2009 — Private health insurer payors	Gross Amount	Percent of Total
Total	$16,613	100%

Unbilled	$4,813	29%
Current	1,736	10%
31-60 days past due	1,572	9%
61-90 days past due	1,222	7%
91-120 days past due	1,004	6%
121-150 days past due	1,136	7%
Greater than 150 days past due	5,130	31%

As of June 30, 2009 — Client (pathologists, hospitals, clinics) payors	Gross Amount	Percent of Total
Total	$4,864	100%

Unbilled	$752	15%
Current	1,348	28%
31-60 days past due	927	19%
61-90 days past due	337	7%
91-120 days past due	284	6%
121-150 days past due	316	7%
Greater than 150 days past due	900	19%

As of June 30, 2009 — Patient payors (indirect bill)	Gross Amount	Percent of Total
Total	$2,789	100%

Unbilled	$—	—%
Current	31	1%
31-60 days past due	144	5%
61-90 days past due	201	7%
91-120 days past due	270	10%
121-150 days past due	297	11%
Greater than 150 days past due	1,846	66%

As of June 30, 2009 — Patient payors (direct bill)	Gross Amount	Percent of Total
Total	$4,618	100%

Unbilled	$300	6%
Current	489	11%
31-60 days past due	540	12%
61-90 days past due	378	8%
91-120 days past due	371	8%
121-150 days past due	317	7%
Greater than 150 days past due	2,223	48%

As of December 31, 2008 — Total	Gross Amount	Percent of Total
Total	$28,360	100%

Unbilled	$4,532	16%
Current	4,636	16%
31-60 days past due	4,120	14%
61-90 days past due	3,403	12%
91-120 days past due	2,713	10%
121-150 days past due	2,166	8%
Greater than 150 days past due	6,791	24%

As of December 31, 2008 — Governmental payors	Gross Amount	Percent of Total
Total	$6,732	100%

Unbilled	$1,124	17%
Current	1,201	18%
31-60 days past due	1,156	17%
61-90 days past due	790	12%
91-120 days past due	729	11%
121-150 days past due	584	9%
Greater than 150 days past due	1,147	17%

As of December 31, 2008 — Private health insurer payors	Gross Amount	Percent of Total
Total	$11,367	100%

Unbilled	$2,384	21%
Current	1,241	11%
31-60 days past due	1,529	13%
61-90 days past due	1,349	12%
91-120 days past due	992	9%
121-150 days past due	948	8%
Greater than 150 days past due	2,923	26%

As of December 31, 2008 — Client (pathologists, hospitals, clinics) payors	Gross Amount	Percent of Total
Total	$5,213	100%

Unbilled	$703	13%
Current	1,661	32%
31-60 days past due	818	16%
61-90 days past due	588	11%
91-120 days past due	417	8%
121-150 days past due	141	3%
Greater than 150 days past due	885	17%

As of December 31, 2008 — Patient payors (indirect bill)	Gross Amount	Percent of Total
Total	$1,302	100%

Unbilled	$—	—%
Current	205	16%
31-60 days past due	241	19%
61-90 days past due	212	16%
91-120 days past due	138	11%
121-150 days past due	166	13%
Greater than 150 days past due	340	26%

As of December 31, 2008 — Patient payors (direct bill)	Gross Amount	Percent of Total
Total	$3,746	100%

Unbilled	$320	9%
Current	328	9%
31-60 days past due	376	10%
61-90 days past due	464	12%
91-120 days past due	436	12%
121-150 days past due	327	9%
Greater than 150 days past due	1,495	40%

On June 1, 2008, the Company’s in-house billing and collection department began operations.  From June 2008 through October 2008, the Company’s third-party billing provider continued to process collections of the Company’s outstanding accounts receivable dated prior to June 1, 2008.  Effective October 31, 2008, the Company’s agreement with its third-party billing provider was terminated.  During the fourth quarter of 2008, the Company began processing collections for outstanding pre-June 1, 2008 accounts receivable.   During 2008, the Company encountered certain difficulties internally performing such functions, which management believes contributed to cash collections not increasing at the same rate as the Company’s revenue had increased.  The Company relies on cash collections to support its general working capital needs.

As of June 30, 2009, the Company maintained a $9.2 million allowance for doubtful accounts in order to carry accounts receivable at the estimated net realizable value of $27.5 million, as presented within the accompanying Condensed Consolidated Balance Sheets.  The allowance for doubtful accounts is an estimate that involves considerable professional judgment.  The Company’s actual collection of its June 30, 2009 accounts receivable may materially differ from management’s estimate for reasons including, but not limited to: customer mix, concentration of customers within the healthcare sector, limited experience as a company in performing and managing billing and collection activities, and the general downturn in the United States economy.

(9) Lines of Credit

The following table summarizes the Company’s outstanding debt at its carrying value at June 30, 2009 and December 31, 2008, which approximates fair value:

	June 30, 2009	December 31, 2008
	(in thousands)
Gemino Facility	$3,846	$5,104
Capital lease obligations	1,642	608
Comerica Facility	—	9,000
Safeguard Mezzanine Financing	—	13,366
Subtotal	5,488	28,078
Less: Unamortized discount on Mezzanine Facilities	—	(1,905)
Total debt	5,488	26,173
Less: Short-term debt, including current maturities of capital lease obligations	(4,506)	(25,828)
Long-term capital lease obligations	$982	$345

As discussed in Note 14, on March 25, 2009, the Company entered into a Stock Purchase Agreement with Oak, pursuant to which the Company agreed to sell and issue to Oak, up to an aggregate of 6.6 million shares of convertible preferred stock in two or more tranches for aggregate consideration of up to $50.0 million.  The Company closed two tranches with Oak in March and May 2009 for an aggregate 5.3 million shares of convertible preferred stock for aggregate consideration of $40.0 million.  After paying investment banker fees and legal fees, the Company used a portion of the net proceeds to repay in full and terminate its revolving credit agreements with Comerica Bank and Safeguard (defined below) during the first half of 2009.

Gemino Facility

On July 31, 2008, the Company entered into a secured credit agreement (the “Gemino Facility”) with Gemino Healthcare Finance, LLC (“Gemino”), which was amended on February 27, 2009 (the “February 2009 Gemino Amendment”) to extend its maturity date to January 31, 2010.  The Gemino Facility is a revolving facility under which the Company may borrow up to $8.0 million, secured by the Company’s accounts receivable and related assets.  The Gemino Facility’s maturity date of January 31, 2010 may be extended to January 31, 2011 upon the satisfaction of certain conditions, including the absence of any continuing event of default and terms which are satisfactory to Gemino in its sole discretion.

Outstanding borrowings under the Gemino Facility were $3.8 million at June 30, 2009.  The amount which the Company is entitled to borrow under the Gemino Facility at a particular time is based on the amount of the Company’s qualified accounts receivable and certain liquidity factors ($1.3 million availability as of June 30, 2009).  During 2008, borrowings under the Gemino Facility bore interest at an annual rate equal to 30-day LIBOR (subject to a minimum annual rate of 2.50% at all times) plus an applicable margin of 5.25% during 2008.  As a result of the February 2009 Gemino Amendment, borrowings under the Gemino Facility bear interest at an annual rate equal to 30-day LIBOR (subject to a minimum annual rate of 2.50% at all times) plus an applicable margin of 6.0% during 2009 and 2010.  The Company is also required to pay a commitment fee of 0.75% per year on the daily average of unused credit availability, and a collateral monitoring fee of 0.40% per year on the daily average of outstanding borrowings.  Interest expense on the Gemino Facility for the three and six months ended June 30, 2009, was $0.1 million and $0.2 million, respectively.

The February 2009 Gemino Amendment eliminated the formerly-existing minimum adjusted EBITDA covenant and replaced it with a covenant that requires the Company to maintain a “fixed charge coverage ratio” on a cumulative annualized basis of 1.00 through June 30, 2009, 1.10 through September 30, 2009, and 1.20 through December 31, 2009.  The “fixed charge coverage ratio” is defined as the ratio of EBITDA (net income plus interest expense, tax expense, depreciation/amortization expense, and stock-based compensation expense), to the sum of (i) interest expense paid in cash on the Gemino Facility, plus (ii) interest expense paid in cash on the Third Mezzanine Facility and Comerica Facility, plus (iii) payments made under capital leases, plus (iv) fees paid to Safeguard pursuant to its guarantee of the Comerica Facility, plus (v) unfinanced capital expenditures, plus (vi) taxes paid.

The February 2009 Gemino Amendment increased the capital expenditure limit to $7.5 million in each fiscal year.  The February 2009 Gemino Amendment also modified the minimum level of “excess liquidity” covenant, increasing its threshold from $2.0 million to $3.0 million.  “Excess liquidity” is defined as the excess of availability under the Gemino Facility, plus (ii) the aggregate amount actually available to be borrowed by the Company under the Third Mezzanine Facility (paid in full and retired on May 14, 2009), plus (iii) unrestricted and unencumbered (other than in favor of Gemino) cash on hand and cash equivalents, minus (iv) all accounts payable and other current obligations that are past their respective due dates).

In addition to the covenants described above, the Gemino Facility, as amended, contains a Material Adverse Change (“MAC”) clause.  If the Company encountered difficulties that would qualify as a MAC in its (i) operations, (ii) condition (financial or otherwise), or (iii) ability to repay amounts outstanding under the Gemino Facility, it could be cancelled at Gemino’s sole discretion.   Gemino could then elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing such indebtedness.

Comerica Facility

On March 26, 2009, the Company fully repaid the $9.8 million outstanding balance under its $12.0 million revolving credit agreement with Comerica Bank (the “Comerica Facility”), using a portion of the proceeds from the initial closing of the Oak Private Placement.  The Comerica Facility was terminated at such time, as was Safeguard’s guarantee of the Comerica Facility (as described below).  The Company continues to maintain a $2.3 million standby letter of credit with Comerica Bank which is fully supported by a restricted cash account for the same amount.  The letter of credit is for the benefit of the Company’s landlord of its leased facility in Aliso Viejo, California.

At the Company’s option during 2008, borrowings under the Comerica Facility bore interest at Comerica’s prime rate minus 0.5% or at a rate equal to 30-day LIBOR plus 2.45%, provided however, that upon the achievement of certain financial performance metrics the rate would decrease by 0.25%.  The Comerica Facility was amended on February 27, 2009. As a result, until its retirement, borrowings under the Comerica Facility bore interest at the Company’s option of: i) 0.5% plus the greater of Comerica’s prime rate or 1.75%, or ii) 30-day LIBOR plus 2.40%.  The interest expense on the outstanding balance under the Comerica Facility for the three and six months ended June 30, 2009 (excluding the usage and guarantee fees charged by Safeguard as described below), was $-0- and $0.1 million, respectively, and for the three and six months ended June 30, 2008, was $0.1 million and $0.2 million, respectively. Such amounts are included in interest expense within the accompanying Condensed Consolidated Statements of Operations.

Safeguard Delaware, Inc., a wholly-owned subsidiary of Safeguard Scientifics, Inc. (“Safeguard”), the Company’s largest shareholder, guaranteed the Company’s borrowings under the Comerica Facility in exchange for 0.5% per year of the total amount guaranteed plus 4.5% per year of the daily-weighted average principal balance outstanding. Additionally, the Company was required to pay Safeguard a quarterly usage fee of 0.875% of the amount by which the daily average outstanding principal balance under the Comerica Facility exceeded $5.5 million.  The usage and guarantee fees charged by Safeguard for the Comerica Facility for the three and six months ended June 30, 2009 were $-0- and $0.1 million, respectively, and for the three and six months ended June 30, 2008, was $0.2 million and $0.3 million, respectively. Such amounts are included in interest expense to related parties within the accompanying Condensed Consolidated Statements of Operations.

Safeguard Mezzanine Financing

On March 7, 2007, the Company entered into a senior subordinated revolving credit facility with Safeguard (the “Initial Mezzanine Facility”). The Initial Mezzanine Facility provided the Company with up to $12.0 million in working capital funding, but was reduced by $6.0 million as a result of the ACIS Sale discussed in Note 4. The Initial Mezzanine Facility’s annual interest rate was 12.0%. In connection with the Initial Mezzanine Facility, the Company issued Safeguard 0.3 million common stock warrants to satisfy Safeguard’s commitment fees and maintenance and usage fees.  The fair value of these common stock warrants was determined using the Black-Scholes option pricing model, and was initially expensed over the term of the Initial Mezzanine Facility, though the term was subsequently extended to coincide with the term of the New Mezzanine Facility (defined below).

On March 14, 2008, the Company entered into an amended and restated senior subordinated revolving credit facility with Safeguard (the “New Mezzanine Facility”) to refinance, renew, and expand the Initial Mezzanine Facility. The New Mezzanine Facility, which had a stated maturity date of April 15, 2009, provided the Company with up to $21.0 million in working capital funding. Borrowings under the New Mezzanine Facility bore interest at an annual rate of 12.0% through June 30, 2008 and 13.0% thereafter.  Proceeds from the New Mezzanine Facility were used to refinance indebtedness under the Initial Mezzanine Facility, for working capital purposes, and to repay in full and terminate the Company’s former GE Capital Facility, which included certain equipment lease obligations.

In connection with the New Mezzanine Facility, the Company issued Safeguard 1.6 million common stock warrants upon its signing.  The Company was also required to issue Safeguard an additional 2.2 million common stock warrants, in four equal tranches of 0.55 million if the balance of the New Mezzanine Facility had not been reduced to $6.0 million or less on or prior to May 1, 2008, July 1, 2008, September 1, 2008, and November 1, 2008, respectively.  Such reduction was not accomplished and as a result, 0.55 million common stock warrants were issued on each of June 10, 2008, July 2, 2008, September 2, 2008, and November 6, 2008, respectively.

The fair value of the 1.6 million common stock warrants issued on March 14, 2008 and the 2.2 million common stock warrants issued from June 2008 through December 2008 was measured on March 14, 2008, the date of the New Mezzanine Facility commitment.  The fair value of any unissued common stock warrants associated with the New Mezzanine Facility was measured and adjusted at each subsequent quarter end.  The fair value of all such common stock warrants has been treated for accounting purposes as a debt discount of the New Mezzanine Facility and additional paid-in-capital.  As such, the Company began accreting the debt discount in the first quarter of 2008 (as adjusted for the change in fair value of any contingent warrants at each quarter-end) over the term of the New Mezzanine Facility through recording interest expense to related parties on a straight-line basis.

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

On February 27, 2009, the Company entered into an amended and restated senior subordinated revolving credit facility with Safeguard (the “Third Mezzanine Facility”) to refinance, renew, and expand the New Mezzanine Facility.  The Third Mezzanine Facility had a stated maturity date of April 1, 2010 and provided the Company with up to $30.0 million in working capital funding through March 25, 2009.  Borrowings under the Third Mezzanine Facility bore interest at an annual rate of 14.0%, capitalized monthly to the principal balance.  Upon the signing of the Third Mezzanine Facility, the Company issued Safeguard 0.5 million fully vested common stock warrants with a five year term and an exercise price equal to $1.376.

In connection with the Initial Oak Closing on March 26, 2009, the Company repaid $14.0 million of the outstanding balance under the Third Mezzanine Facility.  Also on March 26, 2009, the Company and Safeguard amended the Third Mezzanine Facility, which resulted in the reduction of its total availability from $30.0 million to $10.0 million.  The Second Oak Closing occurred on May 14, 2009, and at such time, the Company repaid the remaining outstanding balance (including accrued interest) of the Third Mezzanine Facility of $5.7 million, which was cancelled upon such repayment.

In connection with the $20.0 million reduction in availability of the Third Mezzanine Facility on March 26, 2009, the Company assessed the associated unamortized debt issuance costs of $1.7 million as of such date.  The 67% reduction ($20.0 million divided by $30.0 million) resulted in the expensing of debt issuance costs (which included unamortized warrant expense) in such proportion, totaling $1.1 million, which was recorded to interest expense to related parties in the first quarter of 2009 and included in interest expense within the accompanying Condensed Consolidated Statements of Operations for the six months ended June 30, 2009.  The remaining unamortized debt issuance costs ($0.5 million as of March 31, 2009) was fully amortized through May 14, 2009, and included in interest expense to related parties within the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009.

The interest expense on the outstanding balance under the Mezzanine Facilities, including the amortization of the fair value of issued warrants (see tables below), for the three and six months ended June 30, 2009, was $0.6 million and $3.6 million, respectively, and for the three and six months ended June 30, 2008, was $2.3 million and $2.6 million, respectively. Such amounts are included in interest expense to related parties within the accompanying Condensed Consolidated Statements of Operations.

The below table summarizes the common stock warrant activity associated with the Initial Mezzanine Facility:

						Interest Expense Recognized
						Three Months Ended (in thousands)		Six Months Ended (in thousands)
			Warrant	Warrant			June	June
Number of warrants	Exercise Price	Warrant Term	Issuance Date	Expiration Date	Fair Value (in thousands)	June 30, 2009	30, 2008	30, 2009	June 30, 2008
125,000*	$0.01	4 years	March 7, 2007	March 7, 2011	$204	$3	$20	$23	$48
62,500	1.39	4 years	March 7, 2007	March 7, 2011	69	1	7	8	16
31,250*	0.01	4 years	November 14, 2007	November 14, 2011	62	1	10	11	23
31,250*	0.01	4 years	December 17, 2007	December 17, 2011	61	2	11	13	26
31,250*	0.01	4 years	March 5, 2008	March 5, 2012	62	2	14	16	19
Total					$458	$9	$62	$71	$132

The below table summarizes the common stock warrant activity associated with the New Mezzanine Facility:

						Interest Expense Recognized
						Three Months Ended (in thousands)		Six Months Ended (in thousands)
				Warrant			June		June
Number of warrants	Exercise Price	Warrant Term	Warrant Issuance Date	Expiration Date	Fair Value (in thousands)	June 30, 2009	30, 2008	June 30, 2009	30, 2008
1,643,750*	$0.01	5 years	March 14, 2008	March 14, 2013	$2,666	$88	$609	$703	$730
550,000*	0.01	5 years	June 10, 2008	June 11, 2013	1,140	38	312	300	312
550,000*	0.01	5 years	July 2, 2008	July 2, 2013	1,095	36	300	289	300
550,000*	0.01	5 years	September 2, 2008	September 2, 2013	1,167	39	300	308	300
550,000*	0.01	5 years	November 6, 2008	November 6, 2013	890	29	300	235	300
Total					$6,958	$230	$1,821	$1,835	$1,942

* On November 20, 2008 Safeguard exercised the indicated common stock warrants plus an additional 0.1 million warrants issued in January 2007 in connection with its guarantee of the Comerica Facility.

The below table summarizes the common stock warrant activity associated with the Third Mezzanine Facility:

Number of Warrants Issued	Exercise Price	Warrant Term	Warrant Issuance Date	Warrant Expiration Date	Fair Value (in thousands)	Interest Expense Recognized for Three Months Ended June 30, 2009 (in thousands)	Interest Expense Recognized for Six Months Ended June 30, 2009 (in thousands)
500,000	$1.376	5 years	February 27, 2009	February 27, 2014	$600	$164	$600
Total					$600	$164	$600

(10) Equipment Financing

On March 31, 2009, the Company entered into a three-year capital lease with Hitachi Data Systems Credit Corporation for computer equipment and related software with a fair value on such date of $1.2 million, associated with the Company’s initiative to upgrade its information technology infrastructure.  The Company also has a number of active laboratory equipment and office equipment leases (capital and operating) with various providers as of June 30, 2009.

The Company’s capital lease obligations as of June 30, 2009 are as follows (in thousands):

Remainder of 2009	$390
2010	761
2011	529
2012	153
Subtotal	1,833
Less: interest	(191)
Total	1,642
Less: current portion	(660)
Capital lease obligations, long-term portion	$982

(11) Net Income (Loss) Per Share Information

Effective January 1, 2009, the Company adopted FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” which clarifies that unvested stock-based compensation awards containing non-forfeitable rights to dividends are participating securities and should be included in the earnings per share (“EPS”) calculation using the two-class method.  Under the two-class method, all earnings (distributed and undistributed) are allocated to common stock and participating securities (defined below), based on their respective rights to receive dividends.

The Company grants limited restricted stock awards under its stock-based compensation plan which entitle recipients to non-forfeitable rights to dividends, if and when declared.  In addition, the Company’s Series A convertible preferred stockholders also have non-forfeitable rights to dividends, if and when declared.  Accordingly, the Company’s unvested restricted stock awards and Series A convertible preferred stock are considered “participating securities.”

Participating securities are included in the computation of EPS under the two-class method in periods of net income, but are not included in the computation of EPS in periods of net loss (or when distributions or their accounting equivalents, such as an amortized beneficial conversion feature, are in excess of net income), since the contractual terms of the participating securities do not require the holders’ funding of the Company’s losses.  Basic and diluted EPS was computed by dividing net loss applicable to common shareholders by the weighted-average outstanding common shares during each period, as summarized in the calculations below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands except per share data)

Income (loss) from continuing operations	$29	$(4,279)	$(1,627)	$(5,213)
Series A convertible preferred stock beneficial conversion feature (see Note 14)	(4,290)	—	(4,290)	—
Loss from continuing operations applicable to common stockholders	$(4,261)	$(4,279)	$(5,917)	$(5,213)
Income from discontinued operations	—	—	1,500	—
Net loss applicable to common stockholders	$(4,261)	$(4,279)	$(4,417)	$(5,213)

Net income (loss) per share - basic and diluted:
Loss from continuing operations	$(0.06)	$(0.06)	$(0.08)	$(0.07)
Income from discontinued operations	—	—	0.02	—
Net loss applicable to common stockholders	$(0.06)	$(0.06)	$(0.06)	$(0.07)

The following share amounts were used to compute basic and diluted weighted-average outstanding common shares (in periods of net loss, or when distributions or equivalents were in excess of net income, the anti-dilutive effects of participating securities, stock options, and warrants, were properly excluded):

	Three Months Ended June 30,
	2009	2008
Basic and Diluted:
Weighted-average outstanding common shares	77,178,464	74,378,958

	Six Months Ended June 30,
	2009	2008
Basic and Diluted:
Weighted-average outstanding common shares	77,090,932	73,532,771

The following Company securities were outstanding at June 30, 2009 and 2008 and their weighted average affects were excluded from the above calculations of net income (loss) per share because their impact would have been anti-dilutive

	June 30,
	2009	2008
Series A convertible preferred stock (as converted — see Note 14)	21,052,632	—
Common stock options	7,366,590	6,367,342
Common stock warrants	3,202,973	6,426,673
Unvested restricted stock	129,167	236,476
Total	31,751,632	13,030,491

(12) Comprehensive Income (Loss)

Comprehensive income (loss) consists of net loss and all changes in stockholders’ equity from non-shareholder sources.  The following summarizes the components of the Company’s comprehensive income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net income (loss)	$29	$(4,279)	$(127)	$(5,213)
Foreign currency translation adjustment	(6)	—	(5)	(2)

Comprehensive income (loss)	$23	$(4,279)	$(132)	$(5,215)

(13) Stock-Based Compensation

The value of the Company’s stock-based awards issued in exchange for services are reflected in the financial statements over the period the employee is required to perform services in exchange for the award, and ratably as tranches vest for non-employees.  Stock-based compensation recognized in the accompanying Condensed Consolidated Statements of Operations, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cost of services	$39	$9	$72	$21
Operating expenses	530	895	1,067	1,162
Total stock-based compensation expense	$569	$904	$1,139	$1,183

The Company has one active shareholder-approved stock plan, the 2007 Incentive Award Plan (the “2007 Plan”), which replaced the Company’s former shareholder-approved stock plan (the “1996 Plan”). The 2007 Plan provides for the grant of incentive stock options and nonqualified stock options, restricted stock awards and restricted stock units, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, performance bonus awards, and performance-based awards. The maximum number of shares of the Company’s common stock available for issuance under the 2007 Plan is 5.0 million shares (which increased from 4.0 million shares due to an stockholder-approved amendment of the 2007 Plan in June 2009), plus additional availability from forfeited shares under the 1996 Plan.  As of June 30, 2009, 2.6 million shares were available for grant.

During the six months ended June 30, 2009, the Company granted 1.2 million stock options under the 2007 Plan which have four-year vesting terms and ten-year contractual lives. The fair value of the stock options granted during the six months ended June 30, 2009 was $1.2 million.

During the six months ended June 30, 2009 the Company granted 0.2 million restricted stock awards under the 2007 Plan with a fair value of $0.5 million, based on the closing price of the Company’s stock on the date of issuance.  The $0.5 million is recognized over a four-year vesting period.

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

The Preferred Shares are senior to the Company’s common stock with respect to liquidation preference and dividends, in the event declared, in proportion to the relative number of common shares on an as-converted basis.  The Preferred Shares do not accrue dividends.  Upon any liquidation of the Company, before any distribution or payment is made to any other stockholders, each Preferred Share holder is entitled to receive a liquidation payment. The liquidation payment is the greater of (1) the initial purchase price of $7.60 per share (subject to adjustment for any stock splits, stock dividends or other recapitalizations) plus declared and unpaid dividends thereon or (2) such amount per Preferred Share as would have been payable had each Preferred Share been converted into common stock immediately prior to such liquidation.   In addition, at any time after March 26, 2013, the Company may, at its option, redeem all Preferred Shares for an amount equal to the full liquidation preference of such shares.   The Company calculated the Preferred Share liquidation preference of $78.3 million, included in the accompanying Condensed Consolidated Balance Sheets at June 30, 2009, by multiplying as-converted 2l.1 million common shares from Preferred Shares by the June 30, 2009 closing price of the Company’s stock on the NASDAQ Capital Market of $3.72 per share.

The second closing of the Oak Private Placement occurred on May 14, 2009, at which time the Company issued and sold an aggregate of 1.4 million Preferred Shares (the “Second Oak Closing Shares”) for aggregate consideration of $10.9 million.  Upon the sale of the Second Oak Closing Shares, Safeguard’s ownership of issued and outstanding voting securities decreased from 50.2% to 47.3%, and Oak’s ownership of issued and outstanding voting securities increased from 16.6% to 21.4% (on an as-converted basis).

On March 25, 2009, the effective date of the Oak Purchase Agreement, the Company’s share price on the NASDAQ Capital Market closed at $1.71 per share, however, the applicable conversion price of the Preferred Shares under the Stock Purchase Agreement is initially $1.90 per common share.  On May 14, 2009, the date of the Second Oak Closing, the Company’s share price on the NASDAQ Capital Market closed at $2.65 per share.   The non-detachable conversion feature of the 1.4 million Preferred Shares, allows conversion into 5.7 million common shares.  The non-detachable conversion feature was in-the-money at the deemed commitment date of the Second Oak Closing of May 14, 2009 ($2.65 per common share, less $1.90 per common share).  For purposes of measuring the “beneficial conversion option” (further described below), the commitment date of the Second Oak Closing was May 14, 2009, the date of the Second Oak Closing, rather than March 25, 2009, the date of the Oak Purchase Agreement, since the Oak Purchase Agreement contains a Material Adverse Effect (“MAE”) clause which could have allowed Oak, at their sole discretion, to have never completed the Second Oak Closing due to their rights under the Oak Purchase Agreement.  Oak’s discretion in completing the Second Oak Closing due to the MAE, combined with the in-the-money non—detachable conversion feature of the Preferred Shares, required the Company to account for the resulting “beneficial conversion feature.”  Accordingly, the Company recorded a $4.3 million increase to accumulated deficit and a coinciding increase of additional paid-in capital ($0.75 multiplied by 5.7 million common shares) which is included in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2009.

In connection with the issuance of the Initial and Second Oak Closing Shares, the Company incurred expenses of $1.4 million.  These expenses were related to legal fees and investment banker commissions which were recorded in the accompanying Condensed Consolidated Balance Sheets for the three and six months ended June 30, 2009, as a reduction of additional paid in capital rather than expense.

As required by the terms of the Oak Purchase Agreement, the Company entered into a Registration Rights Agreement with Oak obligating the Company to register for resale the shares of common stock issuable upon the conversion of the Preferred Shares on a registration statement on Form S-3 to be filed with the SEC at least 90 days prior to March 26, 2010.  The Company has from time to time completed several other private placements of its equity securities.  In connection therewith, the Company has entered into certain agreements which require the Company to register, for resale, such investors’ securities under the Securities Act.  The Company has concluded that it should not accrue the estimated costs of preparing and filing such future registration statements after considering the terms of the registration rights agreements and applicable GAAP.

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

Our forward-looking statements are subject to risks and uncertainties. Factors that might cause actual results to differ materially, include, but are not limited to: our ability to continue to develop and expand our diagnostic services business, our ability to expand and maintain a successful sales and marketing organization, our ability to maintain compliance with financial and other covenants under our credit facility, limitations on our ability to borrow funds under our credit facility based on our qualified accounts receivable and other liquidity factors, our ability to obtain annual renewals of or replacements for our credit facility, the effects of a going concern audit opinion on our operations, our ability to successfully transition our billing function in-house from a third party vendor, our ability to accurately forecast bad debt expense, our ability to remediate the material weaknesses in our internal control over financial reporting, the continuation of favorable third party payer reimbursement for laboratory tests, our ability to obtain additional financing on acceptable terms or at all, unanticipated expenses or liabilities or other adverse events affecting cash flow, uncertainty of success in identifying and developing new diagnostic tests or novel markers, our ability to fund development of new diagnostic tests and novel markers and the amount of resources we determine to apply to novel marker development and commercialization, failure to obtain Food and Drug Administration clearance or approval for particular applications, our ability to compete with other technologies and with emerging competitors in novel cancer diagnostics and our dependence on third parties for collaboration in developing new tests, and those factors set forth under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and “Financial Statements” in this Quarterly Report on Form 10-Q and disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and “Financial Statements and Supplementary Data” included in our Annual Report on Form 10-K for the year ended December 31, 2008.  Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied upon as an indication of future performance. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by this cautionary statement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not occur.

Overview and Outlook

We are an advanced oncology diagnostic services company, headquartered in Aliso Viejo, California.  We combine innovative technologies, medically meaningful diagnostic tests, and world-class pathology expertise to assess and characterize cancer.  Our mission is to help improve the lives of those affected by cancer through translating cancer discoveries into better patient care.

Our strategic focus is on identifying high-quality and high-value opportunities to expand and differentiate our service offerings in a highly competitive market. An important aspect of our strategy involves the development of such opportunities by combining the forces of our medical expertise and available intellectual property with our sales and marketing team, resulting in the commercialization of novel oncology diagnostic tests (also referred to as “novel markers” or “biomarkers”).  Novel oncology diagnostic tests detect characteristics of an individual’s tumor or disease that, once identified and characterized, allow for more accurate prognosis, diagnosis, and treatment.  Our strategy also includes the identification of complementary business partners and technologies.  We believe that broader discovery and use of novel diagnostic tests will clarify and simplify critical decisions for healthcare providers and the biopharmaceutical industry. The growing demand for personalized medicine has generated a need for such novel diagnostic tests, creating a market widely expected by analysts to reach $3.0 billion by 2012.

Our goal is to position our company as the recognized industry leader within the oncology diagnostic testing market, including molecular marker development and molecular marker clinical validation services.  We have deployed the best available testing platforms, which are connected to our internet-based portal, PATHSiTE,™ that delivers critical diagnostic and interpretative information onto the computer screens of community pathologists, oncologists, and pharmaceutical researchers.

In 2009, we are focused on four primary areas:

•                  Maintain financial discipline as we move closer towards profitability;

•                  Leverage our commercial channel to launch new tests and maintain our revenue growth trajectory;

•                  Expand our commercial efforts to reach new customers, while increasing the breadth and depth of services we provide to our existing customers; and

•                  Invest in high-value expansion opportunities that increase stockholder value.

Our Services

Overview

We provide a wide range of oncology diagnostic testing and consultative services which include technical laboratory services and professional interpretation; such reports and analyses are provided to our customers through our internet-based portal, PATHSiTE.™

Our anatomic pathology services are focused on the most common types of solid tumors: breast, prostate, lung, and colon, representing over 80% of annual diagnosed cases in the United States. We also offer an extensive menu of hematopathology testing for leukemia and lymphoma. Our laboratory continues to expand its service offerings as new assays emerge. We also provide a complete complement of commercial services to biopharmaceutical companies and other research organizations, ranging from drug discovery assistance to the development of directed diagnostics through clinical trials.

New Tests Launched in 2009

During the second quarter of 2009, we launched the Clarient Insight® Dx Breast Cancer Profile (“Clarient Insight® Dx”), a prognostic test which has been clinically validated for women with early-stage, hormone-receptor-positive breast cancer.  Clarient Insight® Dx uses a combination of pathology risk factors and molecular markers to categorize patients as either high or low risk for recurrence of breast cancer, utilizing a non-linear mathematical algorithm incorporating clinical and key pathologic variables into a continuous risk score.  The main prognostic factors associated with breast cancer are the number of lymph nodes involved, tumor size, histological grade, and hormone receptor status, though some patients have a recurrence even though they have a tumor with good prognostic features.  Breast cancer has multiple clinical presentations, and the therapy for it should be chosen according to the patient’s tumor characteristics, previous treatment, and performance status with the goal of improving survival without compromising their quality of life, and to this end, Clarient Insight® Dx provides physicians with meaningful data to treat their patients.

We also launched a new gene mutation test (“EGFR Mutation Test”) during the second quarter of 2009 that can help physicians select the proper therapy for patients with non-small cell lung cancer (“NSCLC”). Our EGFR Mutation Test can be used as a predictive molecular biomarker to explain why a subset of patients with non-small cell lung cancer may respond to certain therapies and help pathologists and oncologists improve the overall management of lung cancer.  There are a number of drugs used for the treatment of NSCLC.  We expect that our EGFR Mutation Test will provide pathologists and oncologists with necessary data to allow their patients to avoid unnecessary toxicities and treatment delays, and reduce the overall cost of therapy.

General Test Menu

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

Employees

As of June 30, 2009, we (inclusive of Clarient Pathology Services, Inc., as discussed in Note 1 to the Condensed Consolidated Financial Statements) had 326 employees: 206 in laboratory diagnostics, research and development, and support positions; 58 in executive, finance, billing, and administrative positions; and 62 in sales and marketing positions.  We are not subject to any collective bargaining agreements, and we believe that our relationship with our employees is good. In addition to full-time employees, we utilize the services of various independent contractors, primarily for certain product development, marketing, and administrative activities.

Billing

Our revenue is predominately derived from performing oncology diagnostic testing services which are billed to third parties (Medicare and private health insurers), clients (pathologists, hospitals, clinics), and patients.

Third-party billing

The majority of our revenue is generated from patients who utilize health insurance coverage through Medicare or a private health insurer.

Medicare reimbursement is dictated by Common Procedural Terminology (“CPT”) billing codes under two distinct reimbursement schedules: a Physician Fee Schedule and a Clinical Fee Schedule.  We have the requisite Medicare provider numbers for both schedules.

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

The amount that we are able to be reimbursed from private health insurers is based on several factors, including: the type of insurance coverage (for example, health maintenance organization or preferred provider organization), whether the services are considered to be in network or out of network, and the amount of any co-pays or deductibles for which the patient is responsible.

Client billing

We generally establish arrangements with our clients that allow us to bill them an agreed-upon amount for each type of service provided.  It is generally our clients’ responsibility to seek reimbursement from their patients’ health insurance companies and/or the patients themselves.

Patient billing

We bill patients with health insurance co-payment obligations and deductibles (indirect billings), and billings to patients without health insurance coverage (direct billings).

Medicare Reimbursement Rates

Our laboratory diagnostic services are eligible for third-party reimbursement under well-established medical billing codes. These billing codes are known as Healthcare Common Procedure Coding Systems and incorporate CPT codes, providing the means by which Medicare/Medicaid and private health insurers identify certain medical services that are eligible for reimbursement. The Medicare/Medicaid reimbursement amounts are based on the relative value of medical services with associated CPT codes, as established by the Centers for Medicare & Medicaid Services (“CMS”) with recommendations from the American Medical Association’s Relative Value Update Committee.

The following summarizes the Medicare reimbursement rates under the Physician Fee Schedule for the most common CPT codes used in our laboratory services (“TC” modifier denotes Technical services, “26” modifier denotes Professional services, and no modifier denotes Global services).  These codes represented a substantial portion of our revenue in 2008, and continue to represent a substantial portion of our revenue in 2009.

CPT Code	General Description of Service	2009 (1/1/09 - 12/31/09)	2008 (1/1/08 - 12/31/08)	2009 Change From 2008
88185	Flow cytometry (cell surface, cytoplasmic, or nuclear marker)	$59	$52	13.5%

88342 – TC	IHC (including tissue immunoperoxidase)	$72	$69	4.3%
88342 – 26	IHC (including tissue immunoperoxidase)	$44	$44	—
88342	IHC (including tissue immunoperoxidase)	$116	$113	2.7%

88361 – TC	IHC (computer assisted)	$116	$123	(5.7)%
88361 – 26	IHC (computer assisted)	$62	$62	—
88361	IHC (computer assisted)	$178	$186	(4.3)%

88368 – TC	FISH (manual)	$182	$158	15.2%
88368 – 26	FISH (manual)	$70	$71	(1.4)%
88368	FISH (manual)	$251	$229	9.6%

88367 – TC	FISH (computer assisted)	$222	$204	8.8%
88367 – 26	FISH (computer assisted)	$66	$65	1.5%
88367	FISH (computer assisted)	$288	$269	7.1%

83891	PCR - Isolation or extraction of highly purified NA	$6	$6	—
83896	PCR- NA probe	$6	$6	—
83898	PCR - Amp of patient NA, each NA sequence	$24	$23	4.4%
83907	PCR - Lysis of cells prior to NA extraction (FFPE Only)	$20	$19	5.3%
83914	PCR - Mutation identification	$24	$23	4.4%
83912 – 26	PCR - Interpretation and report	$19	$19	—
88381 – 26	PCR - Microdissection, manual	$257	$257	—

In July 2008, the Medicare rate increase for Technical CPT codes under the Physician Fee Schedule which took effect as of January 1, 2008, was extended eighteen months through December 31, 2009.  Effective January 1, 2009, numerous other CPT codes under the Physician Fee Schedule and Clinical Fee Schedule for services we perform generally increased through December 31, 2009.

We work with relevant medical societies and other constituents to encourage appropriate reimbursement levels from Medicare and other payors (which may base their reimbursement amount on Medicare rates) that fairly reflect the costs of developing specialized laboratory diagnostic services and the related benefits.  The type of services that we perform are widely recognized for providing net healthcare savings as physicians are empowered with diagnostic and interpretive information to more responsively treat their patients.

Characteristics of Our Revenue and Expenses

Revenue

Revenue is derived from billing governmental and private health insurers, clients, and patients for the services that we provide.  Bad debt expense is recorded as an operating expense, and is a key component of our overall operating performance.

Cost of services

Cost of services includes compensation (including stock-based compensation) and benefits of laboratory personnel, laboratory support personnel, and pathology personnel.  Cost of services also includes depreciation expense of laboratory equipment, laboratory supplies expense, allocated facilities-related expenses, and certain direct costs such as shipping.   See Note 7 to the Condensed Consolidated Financial Statements for a discussion of certain prior year adjustments of expense classifications between cost of services and operating expenses.

Sales and marketing

Sales and marketing expenses primarily consist of the compensation and benefits of our sales force and sales support, and marketing personnel.  It also includes costs attributable to marketing our services to community pathology practices, hospitals, and clinics.

General and administrative

General and administrative expenses primarily include compensation (including stock-based compensation) and benefits for personnel that support our general operations such as: information technology, executive management, billing and collection, client services, financial accounting, purchasing, and human resources.  General and administrative expenses also include allocated facilities-related expenses, insurance, recruiting, legal, audit, and other professional services.

Bad debt

Bad debt consists of estimated uncollectible accounts, or portions thereof, recorded during the period.   The process of evaluating the allowance for doubtful accounts at each period end involves significant assumptions and judgments, based upon an evaluation of historical collection experience and other relevant factors.

Research and development

Research and development expenses consist of compensation and benefits for research and development personnel, certain laboratory supplies, certain information technology personnel, research and development consultants, and allocated facility-related costs.  Our research and development activities primarily relate to the development and validation of diagnostic tests in connection with our specialized oncology diagnostic services, as well as the development of technology to electronically deliver such services to our customers.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities as of the dates of the balance sheets and revenue and expenses for the periods presented.

Management believes that the following estimates are the most critical to understand and evaluate our reported financial results, which require management’s most difficult, subjective, or complex judgments, resulting from the need to make estimates that are inherently uncertain.

Revenue recognition

Revenue for our services is recognized at the time of completion.   Our services are billed to various payors, including Medicare, private health insurance companies, healthcare institutions, and patients.  We utilize published fee schedules from CMS for recognized revenue for amounts billed to Medicare for our services.  We report revenue for our services from contracted payors, including certain private health insurance companies and healthcare institutions, based on the contracted rate (which is generally based on the CMS published fee schedule) or in certain instances, our estimate of such rate.  The difference between the amount billed and the amount recognized as revenue is the result of standard discounts (commonly referred to as “contractual allowances”).  We report revenue from non-contracted payors, including certain private health insurance companies, based on the amount expected to be approved for payment for our services.  Subsequent revenue adjustments for non-contracted payors are recognized in the period realized.  Patient revenue is divided into two classes: direct bill and indirect bill.  The amount recognized as revenue for direct bill patients is based on a standard multiple of the CMS published fee schedule.  The amount recognized as revenue for indirect bill patients is based on their co-pay or deductible obligation with their primary insurance payor.

Allowance for doubtful accounts and bad debt expense

An allowance for doubtful accounts is recorded for estimated uncollectible amounts due from various payor groups.  The process for estimating the allowance for doubtful accounts involves significant assumptions and judgments. Specifically, the allowance for doubtful accounts is adjusted periodically, and is principally based upon an evaluation of historical collection experience.  The payment realization cycle for laboratory services is generally lengthy.  Collection from governmental and managed care payors may involve denial, appeal and adjudication processes, and is subject to periodic adjustments that may be significant. Collection of governmental insurer, private health insurer, and client receivables are generally a function of providing complete and accurate billing information to the insurers and clients within the various filing deadlines.  Collection of receivables due from patients and clients is generally subject to increased credit risk due to credit worthiness or inability to pay.

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

Results of Operations

Three Months ended June 30, 2009 versus Three Months ended June 30, 2008

The following table presents our results of continuing operations and the percentage of the quarters’ revenue (in thousands):

	Three Months Ended June 30, 2009		Three Months Ended June 30, 2008
Revenue	$23,730	100.0%	$16,916	100.0%
Cost of services	9,922	41.8%	8,491	50.2%
Gross profit	13,808	58.2%	8,425	49.8%
Operating expenses:
Sales and marketing	4,634	19.5%	2,557	15.1%
General and administrative	5,526	23.3%	5,294	31.3%
Bad debt	2,554	10.8%	2,191	13.0%
Research and development	323	1.4%	99	0.6%
Total operating expenses	13,037	54.9%	10,141	59.9%
Income (Loss) from operations	771	3.3%	(1,716)	10.1%
Other expense, net	742	3.1%	2,557	15.1%
Income tax expense	—	—	(6)	—
Net income (loss) from continuing operations	$29	0.1%	$(4,279)	(25.3)%

See Note 7 to the Condensed Consolidated Financial Statements for a discussion of certain current and prior year adjustment of expense classifications between cost of services and operating expenses.

Revenue

Revenue of $23.7 million for the three months ended June 30, 2009 increased 40.3% or $6.8 million from $16.9 million in the prior year period.  Test volume in the second quarter increased to 236,196 tests, a 21.7 % increase from the same period in 2008.  Our increased revenue resulted from increased oncology diagnostic services volume, increased Medicare reimbursement rates (further discussed below), and a favorable mix of higher-value services performed in the current period.

During the first quarter of 2008, we expanded our menu of oncology diagnostic testing services to include cancer markers for tumors of the colon, prostate, and lung.  We expect to steadily increase our menu to include markers for additional tumor types and to deepen our market penetration for the diagnostic services that we currently provide.  A number of recently published clinical findings have promoted the use of certain biomarkers to predict patient response to a class of colorectal cancer drugs that are focused on blocking the epidermal growth factor receptor (“EGFR”) signaling pathway.  Our tests such as K-ras (a newly emerging biomarker) to outline alterations in the EGFR pathway are therefore becoming a more widely recognized tool in the medical community for predicting an individual’s response to drug therapies for colorectal cancers.

We have also steadily increased the depth of our diagnostic services for certain cancer types that we have previously provided, including lymphoma/leukemia.  Our expanding capabilities in IHC, flow cytometry, FISH, and molecular/PCR, and our marketing of such capabilities, have enabled our revenue growth in the three months ended June 30, 2009 as compared to the prior year period.  We anticipate that our revenue will continue to increase as we further execute our operational strategy of expanding the breadth and depth of our oncology diagnostic services, and the means by which our services are marketed and delivered to our customers.

In July 2008, the Medicare rate increase for Technical CPT codes under the Physician Fee Schedule that retroactively took effect as of January 1, 2008, was extended eighteen months through December 31, 2009.  See the “Billing” section above for a table of Medicare reimbursement rates under the Physician Fee Schedule for the most common CPT codes used in our laboratory services to date in 2009 and during 2008.  Effective January 1, 2009, numerous other CPT codes under the Physician Fee Schedule and Clinical Fee Schedule for the services we perform generally increased through December 31, 2009.

Cost of Services and Gross Margin

Cost of services for the three months ended June 30, 2009 was $9.9 million compared to $8.5 million in the prior year period, an increase of $1.4 million or 16.9%. The $1.4 million increase was driven by a 21.7% increase in volume (as measured by the number of performed diagnostic tests), and was primarily related to: additional laboratory personnel costs of $0.6 million, increased laboratory supplies expense of $0.6 million, increased cost of tests performed on our behalf by other laboratories of $0.2 million, and an increase in shipping expense of $0.2 million.

Gross margin for the three months ended June 30, 2009 was 58.2% compared to 49.8% in the prior year period. The increase in gross margin was primarily driven by an overall increase in revenue including higher value oncology diagnostic services.  In addition, employee productivity continues to improve based on our metrics of specimens prepared and tested by month per full time equivalent (“FTE”) employee.   We have also realized greater economies of scale in operations through our business growth as compared to the prior year.  Gross margin, however, does not include the bad debt expense that impacts our overall results.  See discussion of bad debt expense below.

We anticipate that gross margins will improve as our testing volumes increase and we continue to improve the efficiency and effectiveness of our laboratory operations.  Gross margins could be adversely affected, however, if the adjusted Medicare reimbursement rates (effective January 1, 2009) are decreased after December 31, 2009.

Operating and Other Expenses

Sales and marketing

Sales and marketing expense of $4.6 million for the three months ended June 30, 2009 increased 81.2%, or $2.1 million, from $2.6 million in the prior year period.  The increase was primarily related to additional sales and marketing personnel costs of $1.6 million (which included increased sales commission expense of $0.6 million due to increased revenue), a $0.1 million increase in advertising and outside consulting expenses, and a $0.2 million increase in travel-related expenses.

General and administrative

General and administrative expense of $5.5 million for the three months ended June 30, 2009 represents a $0.2 million or 4.4% increase from $5.3 million in the prior year period.  The $0.2 million increase is primarily related to corporate development expenses incurred during the current period of $0.1 million and a $0.1 million increase in billing expenses.  As a percent of revenue, however, general and administrative expenses declined from 31.3% of revenue for the three months ended June 30, 2008 to 23.3% of revenue in the three months ended June 30, 2008.

Bad debt

Bad debt expense of $2.6 million for the three months ended June 30, 2009 increased by $0.4 million, or 16.6% from $2.2 million in the prior year period.  We recorded bad debt expense at a rate of approximately 10.8% and 13.0% of revenue for the three months ended June 30, 2009 and 2008, respectively.   The increase in bad debt expense is primarily related to our 40.3% increase in revenue as compared to the prior year period.   We expect that bad debt expense as a percentage of revenue for 2009 will be less as compared to 2008 as we further staff our in-house billing and collection department, more effectively manage our billing and collection function, and improve the overall quality of our billing and collection processes.

Research and development

Research and development expense of $0.3 million for the three months ended June 30, 2009 increased 226.3% or $0.2 million from $0.1 million in the prior year period.   Research and development expenses include compensation and benefits for research and development personnel, laboratory supplies, certain information technology personnel, consultants, and allocated facility-related costs.  Our research and development activities primarily relate to the development and validation of diagnostic tests in connection with our specialized oncology diagnostic services, as well as the development of technology to electronically deliver such services to our customers.

Income (Loss) from operations

Income (loss) from operations was $0.8 million and $(1.7) million for three months ended June 30, 2009 and 2008, respectively.  The change was principally due to our $6.8 million revenue increase, partially offset by the various items which served to increase cost of services by $1.4 million and operating expenses by $2.9 million.

Other expense, net

Other expense, net, was $0.7 million and $2.6 million for the three months ended June 30, 2009 and 2008, respectively. Other expense primarily consists of interest expense, including the amortization of the fair value of issued common stock warrants in connection with borrowings under our credit facility with Safeguard (see Note 9 to the Condensed Consolidated Financial Statements) and certain other lenders. The decrease in interest expense is primarily related to lower average outstanding short-term borrowings due to the repayment of our revolving credit facilities with Comerica and Safeguard as discussed in Note 9 to the Condensed Consolidated Financial Statements.  We recognized $0.4 million and $1.9 million of interest expense related to the value of such common stock warrants in the three months ended June 30, 2009 and 2008, respectively.

Six Months ended June 30, 2009 versus Six Months ended June 30, 2008

The following table presents our results of continuing operations and the percentage of the periods’ revenue (in thousands):

	Six Months Ended June 30, 2009		Six Months Ended June 30, 2008
Revenue	$46,922	100.0%	$32,802	100.0%
Cost of services	18,879	40.2%	15,869	48.4%
Gross profit	28,043	59.8%	16,933	51.6%
Operating expenses:
Sales and marketing	8,922	19.0%	5,030	15.3%
General and administrative	11,044	23.5%	9,912	30.2%
Bad debt	5,269	11.2%	3,627	11.1%
Research and development	523	1.1%	223	0.7%
Total operating expenses	25,758	54.9%	18,792	57.3%
Income (Loss) from operations	2,285	4.9%	(1,859)	(5.7)%
Other expense, net	3,912	8.3%	3,348	10.2%
Income tax expense	—	—	(6)	—
Loss from continuing operations	$(1,627)	(3.5)%	$(5,213)	(15.9)%

See Note 7 to the Condensed Consolidated Financial Statements for a discussion of certain current and prior year adjustment of expense classifications between cost of services and operating expenses.

Revenue

Revenue of $46.9 million for the six months ended June 30, 2009 increased 43.1% or $14.1 million from $32.8 million in the prior year period.  Test volume for the first six months of 2009 increased to 460,752 tests, a 24.4% increase from the same period in 2008.  Our increased revenue resulted from increased oncology diagnostic services volume, increased Medicare reimbursement rates, and a favorable mix of higher-value services performed in the current period.

Cost of Services and Gross Margin

Cost of services for the six months ended June 30, 2009 was $18.9 million compared to $15.9 million in the prior year period, an increase of $3.0 million or 19.0%. The $3.0 million increase was driven by a 24.4% increase in volume (as measured by the number of performed diagnostic tests), and was primarily related to: additional laboratory personnel costs of $0.9 million, increased laboratory supplies expense of $1.2 million, increased cost of tests performed on our behalf by other laboratories of $0.8 million, and an increase in shipping expense of $0.3 million.

Gross margin for the six months ended June 30, 2009 was 59.8% compared to 51.6% in the prior year period. The increase in gross margin was primarily driven by an overall increase in revenue including higher value oncology diagnostic services.  In addition, employee productivity continues to improve based on our metrics of specimens prepared and tested by month per FTE employee.   We have also realized greater economies of scale in operations through our business growth as compared to the prior year.  Gross margin, however, does not include the bad debt expense that impacts our overall results.  See discussion of bad debt expense below.

Operating and Other Expenses

Sales and marketing

Sales and marketing expense of $8.9 million for the six months ended June 30, 2009 increased 77.4%, or $3.9 million, from $5.0 million in the prior year period.  The increase was primarily related to additional sales and marketing personnel costs of $3.2 million (which included increased sales commission expense of $1.3 million due to increased revenue), a $0.1 million increase in advertising and consulting expenses, and a $0.4 million increase in travel-related expenses.

General and administrative

General and administrative expense of $11.0 million for the six months ended June 30, 2009 represents a $1.1 million or 11.4% increase over the prior year period of $9.9 million.  The $1.1 million increase is primarily related to $1.2 million of additional personnel expenses and $0.5 million in expenses related to certain corporate development activities, partially offset by year-to-date savings of $0.5 million in legal and accounting fees.  As a percent of revenue, however, general and administrative expenses declined to 23.5 % of revenue for the six months ended June 30, 2009 from 30.2% of revenue in the six months ended June 30, 2008.

Bad debt

Bad debt expense of $5.3 million for the six months ended June 30, 2009 increased by $1.6 million, or 45.3% from $3.6 million in the prior year period.  We recorded bad debt expense at a rate of approximately 11.2% and 11.1% of revenue for the six months ended June 30, 2009 and 2008, respectively. The increase in bad debt expense is primarily related to our 43.0% increase in revenue as compared to the prior year period.   We expect that bad debt expense as a percentage of revenue for 2009 will be less as compared to 2008 as we further staff our in-house billing and collection department, more effectively manage our billing and collection function, and improve the overall quality of our billing and collection processes.

Research and development

Research and development expense of $0.5 million for the six months ended June 30, 2009 increased 134.5% or by $0.3 million from $0.2 million in the prior year period.   Research and development expenses include compensation and benefits for research and development personnel, laboratory supplies, certain information technology personnel, consultants, and allocated facility-related costs.  Our research and development activities primarily relate to the development and validation of diagnostic tests in connection with our specialized oncology diagnostic services, as well as the development of technology to electronically deliver such services to our customers.

Income (Loss) from operations

Income (loss) from operations was $2.3 million and $(1.9) million for six months ended June 30, 2009 and 2008, respectively.  The change was principally due to our $14.1 million revenue increase, partially offset by the various items which served to increase cost of services by $3.0 million and operating expenses by $7.0 million.

Other expense, net

Other expense, net, was $3.9 million and $3.3 million for the six months ended June 30, 2009 and 2008, respectively. Other expense primarily consists of interest expense, including the amortization of the fair value of issued common stock warrants in connection with borrowings under our retired credit facility with Safeguard. The increase in interest expense is primarily related to the acceleration of amortization the fair value of common stock warrants issued to Safeguard in connection with the facility’s reduction in the first quarter of 2009 and its retirement in the second quarter of 2009 (see Note 9 to the Condensed Consolidated Financial Statements).  We recognized $2.5 million and $2.1 million of interest expense related to the value of such common stock warrants in the six months ended June 30, 2009 and 2008, respectively.

Liquidity and Capital Resources

Cash and Cash Equivalents

At June 30, 2009, we had $7.9 million of cash and cash equivalents.

Working Capital Surplus

At June 30, 2009, we had a working capital surplus (total current assets minus total current liabilities) of $24.2 million.

Operating Activities

Cash used in operating activities was $5.1 million for the six months ended June 30, 2009, as compared to $1.3 million in the prior year period.  The primary factors of our cash used in operating activities was our net loss of $0.1 million and our net accounts receivable increase at June 30, 2009 of $7.2 million, or 35.2% from December 31, 2008. Our “days’ sales outstanding” (net accounts receivable divided by the rolling three-month average revenue multiplied by 12) increased to 104 days at June 30, 2009 as compared to 85 days at December 31, 2008.  On June 1, 2008, we established an in-house billing and collection department which has been steadily expanding since such time.  As we improve the effectiveness of our in-house billing and collection department and the overall quality of our billing and collection processes during 2009, we expect that our key financial metric of days’ sales outstanding will decrease, resulting in an improvement in our cash flows from operating activities.  During the first half of 2009, our cash collections from customers totaled $34.7 million, representing 74.0% of revenue for the same period of $46.9 million.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2009 of $3.9 million consisted of $2.5 million of capital expenditures related primarily to purchases of new laboratory equipment and information technology system enhancements.  We also made deposits into two restricted cash accounts totaling $2.8 million.  The restricted cash accounts serve as security deposits for a standby letter of credit related to the lease of our Aliso Viejo, California facility and a capital lease of computer hardware.  In April 2009, we received $1.5 million in full satisfaction of terms associated with contingent purchase price in connection with the sale of our former equipment business (see Note 4 to the Condensed Consolidated Financial Statements).

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2009 was $15.0 million which was utilized to support our working capital needs and reduce the balance of our credit facilities.  The $11.0 million increase in cash provided by financing activities between the six months ended June 30, 2009 and 2008 was primarily attributable to $40.0 million in gross proceeds from the sale of our Series A convertible preferred stock to Oak Investment Partners XII, Limited Partnership (“Oak”) on March 26, 2009 and May 14, 2009 (see Note 14 to the Condensed Consolidated Financial Statements), partially offset by net repayments of $23.7 million against our retired revolving credit facilities with Safeguard  and Comerica, as further discussed below, and our Gemino Facility.

Credit Arrangements

The following table summarizes our outstanding balance under our credit arrangement (excluding capital lease obligations) and our remaining credit availability as of June 30, 2009 (in thousands):

	Outstanding June 30, 2009	Credit Availability June 30, 2009	Earliest Stated Maturity Date, as Amended in February 2009 (Note 9 to the Condensed Consolidated Financial Statements)
Gemino Facility	$3,846	$1,322	January 31, 2010

As discussed in Note 14 to the Condensed Consolidated Financial Statements, on March 25, 2009 we entered into a Stock Purchase Agreement with Oak (the “Oak Purchase Agreement”), pursuant to which we agreed to sell and issue to Oak, up to an aggregate of 6.6 million shares of our Series A convertible preferred stock in two or more tranches for aggregate consideration of up to $50.0 million (the “Oak Private Placement”).  The initial closing of the Oak Private Placement occurred on March 26, 2009, at which time we issued and sold Oak an aggregate of 3.8 million preferred shares for aggregate consideration of $29.1 million.  After paying investment banker commissions and legal expenses, we used the remaining proceeds to repay in full the outstanding balance of $9.8 million on our revolving credit facility with Comerica Bank, support a $2.3 million standby letter of credit with Comerica Bank through opening a restricted cash account with Comerica Bank in the same amount, and repay $14.0 million of our mezzanine facility with Safeguard.

The second closing of the Oak Private Placement occurred on May 14, 2009, at which time we issued and sold Oak an aggregate of 1.4 million Preferred Shares (the “Second Oak Closing Shares”) for aggregate consideration of $10.9 million.  Upon the sale of the Second Oak Closing Shares, Safeguard’s ownership of issued and outstanding voting securities decreased from 50.2% to 47.3%, and Oak’s ownership of issued and outstanding voting securities increased from16.6% to 21.4% (on an as-converted basis).  Of the $10.9 million of proceeds from the second closing of the Oak Private Placement, $5.7 million was used to repay in full and terminate the mezzanine facility with Safeguard. The remaining amount of $4.8 million, net of legal fees and investment banker commissions, supports our working capital requirements.  We continue to maintain our credit facility (the “Gemino Facility”) with Gemino Healthcare Finance, LLC (“Gemino”).

The Gemino Facility contains certain covenants which require our compliance.  Failure to maintain compliance with the financial and/or certain other covenants contained within the Gemino Facility would constitute an event of default.  The Gemino Facility also contains a material adverse change (“MAC”) clause.  If we encountered difficulties that would qualify as a MAC in our (i) operations, (ii) condition (financial or otherwise), or (iii) ability to repay the amount outstanding, our credit agreement could be cancelled at Gemino’s sole discretion.   Gemino could then elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing such indebtedness.

In order for us to maintain compliance in 2009 with the minimum “fixed charge coverage ratio” covenant and the minimum “excess liquidity” covenant contained within our Gemino Facility (as defined within Note 9 to the Condensed Consolidated Financial Statements), our results of operations and level of cash collections in 2009 and beyond must exceed our 2008 results, and such outcome is uncertain.  We can therefore provide no assurance that we will be able to meet the aforementioned financial covenants, or not encounter a MAC triggering event.

As of June 30, 2009, we had $3.8 million outstanding indebtedness under our Gemino Facility, and $7.9 million of cash and cash equivalents.  In the event the repayment of the outstanding amounts under our facility with Gemino is accelerated, we may be able to repay our obligation to Gemino through our cash and cash equivalents, assuming our current cash burn rates remain consistent.  In that event, we would likely seek alternative sources of financing to support our working capital requirements, though there can be no assurance that we would be able to secure such financing on commercially reasonable terms, if at all.               We would also consider the completion of an additional closing or additional closings under the Oak Private Placement for up to $10 million, subject to agreement with Oak (see Note 14 to the Condensed Consolidated Financial Statements).  We rely on our cash collections to support our working capital requirements, and therefore, if our cash collections in 2009 do not substantially equate to our recognized revenue, we may require additional financing.

In-House Billing and Collection

On June 1, 2008 our in-house billing and collection department began operations, utilizing licensed billing and collection software.  During the fourth quarter of 2008 we ceased utilizing the services of our former billing and collection service provider.  The level of cash collections by our in-house billing and collection department in 2008 did not increase at the same rate as our revenue increased.  We did not have adequate internal resources to address the unanticipated issues that arose during the establishment of our internal billing and collection department.  Certain of such issues continued through December 31, 2008 and into early 2009.  Consequently, our collection efforts were negatively impacted in the first quarter of 2009, and to a lesser extent in the second quarter of 2009.

We continue to improve the overall quality of our billing and collection processes and more effectively manage our in-house billing and collection function.  In the second quarter of 2009, we experienced improved collection results as compared to the first quarter of 2009 and second half of 2008.   As we rely on our cash collections to support our general working capital needs, it is critical that we continue to improve the overall effectiveness of our billing and collection department in the second half of 2009 and beyond.

Contractual Obligations

The following table summarizes our contractual obligations and commercial commitments at June 30, 2009, including our facility lease and borrowings on equipment subject to capital leases. Our credit facility with Gemino was amended in February 2009 (see Note 9 to the Condensed Consolidated Financial Statements), which resulted in an extended maturity date.  The below table excludes scheduled sublease receipts and any remaining amounts necessary to complete our leasehold improvements.

	Payment due by period at June 30, 2009
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(in thousands)
Gemino Facility	$3,846	$3,846	$—	$—	$—
Capital lease obligations	1,642	660	982	—	—
Operating leases	10,878	1,630	3,384	3,499	2,365
Total	$16,366	$6,136	$4,366	$3,499	$2,365

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

As of June 30, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, except our relationship with CPS, as described in Note 1 to the Condensed Consolidated Financial Statements.  As such, we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

Several new accounting standards have been issued and adopted recently. None of these standards had a material impact on our present or future financial position, results of operations, or liquidity.  See Note 5 to the Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our cash and cash equivalents are not subject to significant interest rate risk due to the short term maturities of these investments.  As of June 30, 2009 the carrying value of our cash and cash equivalents approximates fair value.

We had $3.8 million of variable interest rate debt outstanding at June 30, 2009 under our Gemino Facility.  Borrowings bear interest at an annual rate equal to 30-day LIBOR (subject to a minimum annual rate of 2.50% at all times) plus an applicable margin of 6.0% during 2009 and 2010.  The variable interest rate applicable of our Gemino Facility may therefore expose us to market risk due to changes in interest rates of 30-day LIBOR.  A hypothetical 10% increase in the applicable interest rate on our Gemino Facility would negatively affect our pre-tax results of operations and cash flows by approximately $0.4 million on an annualized basis, assuming our average outstanding borrowings remained at $3.8 million.

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

During the six months ended June 30, 2009, our efforts continued to address the three material weaknesses in our internal control over financial reporting.  The steps we have undertaken in 2009 are discussed in Item 9A - Remediation of Material Weakness to our Annual Report on Form 10-K for the year ended December 31, 2008.  We are in the process of evaluating the design and operating effectiveness of our internal control over financial reporting.

In light of our unremediated material weaknesses as of June 30, 2009, we performed additional post-closing procedures and analyses in order to prepare the accompanying Condensed Consolidated Financial Statements and Notes thereto.  As a result of our procedures and analyses, we believe such amounts present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

There were no other changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially impacted, or are likely to reasonably affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes in our risk factors from the information set forth in our Annual Report on Form 10-K for the year ended December 31, 2008, except for the following:

We are required to maintain compliance with financial and other restrictive covenants in our debt financing agreements which can restrict our ability to operate our business, and if we fail to comply with those covenants, our outstanding indebtedness may be accelerated.

In July 2008, we entered into a credit facility with Gemino.  The Gemino Facility was amended in January and February 2009.  The Gemino Facility, as amended, contains financial covenants which require us to meet a minimum “fixed charge coverage ratio” and maintain minimum “excess liquidity” through January 2010.

The “fixed charge coverage ratio” covenant requires us to maintain a fixed charge coverage ratio on a cumulative annualized basis of 1.00 through June 30, 2009, 1.10 through September 30, 2009, and 1.20 through December 31, 2009.  The “fixed charge coverage ratio” is defined as the ratio of EBITDA (net income plus interest expense, tax expense, depreciation/ amortization expense, and stock based compensation expense) to the sum of (i) interest expense paid in cash on the Gemino Facility, plus (ii) interest expense paid in cash on the prior credit facilities with Safeguard, and Comerica, plus (iii) payments made under capital leases, plus (iv) fees paid to Safeguard pursuant to its guarantee of our prior credit facility with Comerica, plus (v) unfinanced capital expenditures, plus (vi) taxes paid.

The minimum level of “excess liquidity” covenant requires us to maintain $3.0 million in excess liquidity through January 2010.  “Excess liquidity” is defined as the excess of availability under the Gemino Facility, plus (ii) the aggregate amount actually available to be borrowed by us under our facility with Safeguard (which facility was paid in full and retired on May 14, 2009), plus (iii) unrestricted and unencumbered (other than in favor of Gemino) cash on hand and cash equivalents, minus (iv) all accounts payable and other current obligations that are past their respective due dates).

The Gemino Facility also contains covenants which, among other things, restrict our ability to:

•                  Incur additional debt;

•                  Pay dividends or make other distributions or payments on our capital stock;

•                  Make investments;

•                  Make capital expenditures;

•                  Incur (or permit to exist) liens;

•                  Enter into transactions with our affiliates;

•                  Change our business, legal name or state of incorporation;

•                  Guarantee the debt of other entities, including joint ventures;

•                  Merge or consolidate or otherwise combine with another company; and

•                  Transfer or sell our assets.

The above covenants could adversely affect our ability to finance our future operations or capital needs and pursue available business opportunities, including acquisitions.  A breach of any of these covenants could result in a default under the Gemino Facility.

We expect to maintain compliance with the revised covenants within the Gemino Facility.  However, in order to do so, our results of operations in 2009 will have to meet or exceed our 2008 results of operations and such outcome is uncertain. As of June 30, 2009, we had approximately $3.8 million outstanding indebtedness under our facility with Gemino, and $7.9 million of cash and cash equivalents.  In the event the facility with Gemino is accelerated, we may be able to repay our obligation to Gemino through our cash and cash equivalents, assuming our current cash burn rates remain consistent.  In addition, we would likely seek alternative sources of financing to support our prospective working capital requirements, though there can be no assurance that we would be able to secure such financing on commercially reasonable terms, if at all.

During 2006 and 2007, we were unable to comply with certain financial covenants (including the requirement that we maintain a minimum tangible net worth and operating cash) under our previous credit agreements with General Electric Capital Corporation (which we repaid in full on March 17, 2008) and Comerica Bank (which we repaid in full on March 26, 2009).  While our lenders waived those defaults, if a default occurs in the future under our credit facility with Gemino, Gemino could elect to declare the indebtedness under the facility, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing such indebtedness.

The aforementioned, coupled with our history of operating losses, negative cash flows, accumulated deficit, and stockholders’ deficit raise substantial doubt about our ability to continue as a going concern.

Health Care Reform Initiatives

Health care reform has been identified as a priority by President Obama and other political leaders, business leaders, public advocates, policy experts, and candidates for office at the federal, state and local levels.  Proposals include, among others:  (1) establishing universal health care coverage or purchasing pools; (2) modifying how hospitals, physicians and other health care providers are paid; (3) evaluating hospitals, physicians and other health care providers on a variety of quality and efficacy standards to support pay-for-performance systems and (4) investing in health information technology and medical research. Congress and the Obama administration have indicated their intent to institute significant health care reform in the coming year.  The President’s budget for fiscal year 2010 proposes a $634 billion health care reserve fund to implement comprehensive health reforms over a ten-year period.  Various reforms are also under consideration by Congress.  Although health care reform may be financed in part by cuts in government health care payments, health care reform could be implemented in a way that is beneficial to healthcare providers if increased payments are available for more people who are currently uninsured or under insured.  In order to pay for health reform initiatives, the Obama administration is considering to make significant cuts in Medicare payments.  Our revenue could be adversely affected by potential adjustments to Medicare reimbursement rates for our laboratory diagnostic services.

Item 4.  Submission of Matters to a Vote of Security Holders.

We held our annual meeting of stockholders on June 17, 2009. At the meeting, the stockholders voted in favor of electing as directors the 9 nominees named in the our proxy statement dated May 22, 2009.

The number of votes were as follows:

Name	For	Withheld
Andrew Adams	72,577,591	688,995
Ronald A. Andrews	72,558,139	708,447
Peter J. Boni	72,367,792	898,794
James A. Datin	72,425,796	840,790
Ann H. Lamont	72,466,529	800,057
Frank P. Slattery, Jr.	72,415,633	850,953
Dennis M. Smith, Jr., M.D.	72,606,539	660,047
Gregory D. Waller	72,405,192	861,394
Stephen T. Zarrilli	72,549,408	717,178

In addition, the stockholders voted at the annual meeting to approve amendments to our 2007 Incentive Award Plan to (i) increase the number of shares of our common stock reserved for issuance thereunder by 1,000,000 shares, or from 7,911,181 shares to 8,911,181 shares, and (ii) increase the maximum number of shares which may be issued as incentive stock options from 4,000,000 to 5,000,000. The number of votes were as follows:

For	54,312,328
Against	1,015,101
Abstain	55,535
Broker Non Vote	17,883,622

Item 6. Exhibits

The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this report.

Incorporated Filing Reference
Exhibit Number	Description	Form Type & Filing Date	Original Exhibit Number

10.1	2007 Incentive Award Plan, as amended.	Form 8-K 6/22/09	10.1

31.1†	Certification of Ronald A. Andrews Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.	—	—

31.2†	Certification of Raymond J. Land Pursuant to Rules 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.	—	—

32.1†	Certification of Ronald A. Andrews Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.	—	—

32.2†	Certification of Raymond J. Land Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.	—	—

†                              Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLARIENT, INC.

DATE: August 7, 2009	BY:	/s/ RONALD A. ANDREWS
Ronald A. Andrews
Vice Chairman and Chief Executive Officer

DATE: August 7, 2009	BY:	/s/ RAYMOND J. LAND
Raymond J. Land
Senior Vice President and Chief Financial Officer