Form 10-Q
period 2009-09-30
CLARIENT, INC
filed 2009-11-13
CIK 1038223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding at November 2, 2009
Common Stock, $0.01 par value per share	78,428,055 shares

CLARIENT, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CLARIENT, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2009	2008

ASSETS

Current assets:
Cash and cash equivalents	$8,149	$1,838
Restricted cash	761	—
Accounts receivable, net of allowance for doubtful accounts of $7,861 and $8,045 at September 30, 2009 and December 31, 2008, respectively	24,605	20,315
Supplies inventory	919	648
Prepaid expenses and other current assets	890	653
Total current assets	35,324	23,454
Restricted cash	2,064	—
Property and equipment, net	13,686	11,911
Other assets	242	144
Total assets	$51,316	$35,509

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Revolving lines of credit	$5,052	$14,104
Related party line of credit, net of discount	—	11,461
Accounts payable	2,284	3,783
Accrued payroll	2,914	3,760
Accrued expenses and other current liabilities	3,227	2,563
Current maturities of capital lease obligations	676	263
Total current liabilities	14,153	35,934
Long-term capital lease obligations	806	345
Deferred rent and other non-current liabilities	3,177	3,970

Commitments and contingencies

Preferred stock subject to redemption requirements outside the control of the issuer (Note 13):
Series A convertible preferred stock $0.01 par value, authorized 8,000,000 shares, issued and outstanding 5,263,158 and -0- shares at September 30, 2009 and December 31, 2008, respectively. Aggregate liquidation preference: September 30, 2009 and December 31, 2008—$88.6 million and $-0-, respectively and redemption value	38,586	—

Stockholders’ deficit:
Common stock $0.01 par value, authorized 150,000,000 shares, issued and outstanding 78,233,568 and 76,994,620 at September 30, 2009 and December 31, 2008, respectively	782	770
Additional paid-in capital	156,385	149,403
Accumulated deficit	(162,474)	(154,822)
Accumulated other comprehensive loss	(99)	(91)
Total stockholders’ deficit	(5,406)	(4,740)
Total liabilities and stockholders’ deficit	$51,316	$35,509

See accompanying notes to Condensed Consolidated Financial Statements.

CLARIENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net revenue	$21,425	$18,997	$68,347	$51,799
Cost of services	9,796	8,596	28,675	24,465
Gross profit	11,629	10,401	39,672	27,334
Operating expenses:
Sales and marketing	4,194	2,634	13,116	7,664
General and administrative	6,030	3,377	17,074	13,289
Bad debt	4,214	4,107	9,483	7,734
Research and development	282	98	805	321
Total operating expenses	14,720	10,216	40,478	29,008
Income (loss) from operations	(3,091)	185	(806)	(1,674)
Interest expense, net	144	196	499	642
Interest expense to related parties	—	2,203	3,557	5,105
Loss from continuing operations before income taxes	(3,235)	(2,214)	(4,862)	(7,421)
Income tax benefit (expense)	—	—	599	(6)
Loss from continuing operations	(3,235)	(2,214)	(4,263)	(7,427)
Income from discontinued operations, net of income taxes (Notes 4 and 14)	—	—	901	—
Net loss	$(3,235)	$(2,214)	$(3,362)	$(7,427)

Series A preferred stock beneficial conversion feature (Note 12)	—	—	(4,290)	—

Net loss applicable to common stockholders (Note 9)	$(3,235)	$(2,214)	$(7,652)	$(7,427)

Net income (loss) per share applicable to common stockholders – basic and diluted:
Loss from continuing operations	$(0.04)	$(0.03)	$(0.11)	$(0.10)
Income from discontinued operations	—	—	0.01	—
Net loss applicable to common stockholders	$(0.04)	$(0.03)	$(0.10)	$(0.10)

Weighted–average shares used to compute net loss per common share:
Basic and diluted	77,582,829	75,842,169	77,256,895	74,307,956

See accompanying Notes to Condensed Consolidated Financial Statements.

CLARIENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(3,362)	$(7,427)
Gain from sale of discontinued operations	(901)	—
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,820	2,815
Bad debt expense	9,483	7,734
Stock-based compensation	1,640	1,424
Amortization of debt discount for warrants presented in related party interest expense	2,506	3,744
Amortization of deferred financing and offering costs	423	302
Interest on related party debt	—	877
Income tax benefit	(599)	—
Changes in operating assets and liabilities:
Accounts receivable	(13,773)	(12,572)
Supplies inventory	(271)	(211)
Prepaid expenses and other assets	(758)	69
Accounts payable	(1,745)	660
Accrued payroll	(846)	792
Accrued interest on related party debt	(1,259)	—
Accrued expenses and other current liabilities	664	(761)
Deferred rent and other non-current liabilities	(793)	(327)
Net cash used in operating activities	(6,771)	(2,881)

Cash flows from investing activities:
Increase in restricted cash	(2,825)	—
Purchases of property and equipment	(3,280)	(2,827)
Proceeds from sale of discontinued operations	1,500	—
Net cash used in investing activities	(4,605)	(2,827)

Cash flows from financing activities:
Proceeds from sale of preferred stock	40,000	—
Offering costs from sale of preferred stock	(1,414)	—
Proceeds from exercise of stock options and warrants	464	783
Repayments on capital lease obligations	(195)	(2,520)
Borrowings on revolving lines of credit	55,426	24,048
Repayments on revolving lines of credit	(64,478)	(23,756)
Borrowings on related party debt	5,800	12,420
Repayments on related party debt	(17,908)	(4,913)
Net cash provided by financing activities	17,695	6,062

Effect of exchange rate changes on cash and cash equivalents	(8)	—

Net increase in cash and cash equivalents	6,311	354

Cash and cash equivalents at beginning of period	1,838	1,516
Cash and cash equivalents at end of period	$8,149	$1,870
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,729	$876
Cash paid for income taxes	—	6
Non cash investing and financing activities:
Property and equipment financed by capital leases	$1,069	$672
Beneficial conversion feature of Series A convertible preferred stock	4,290	—
Issuance of warrants in connection with borrowings from related party	600	7,092

See accompanying Notes to Condensed Consolidated Financial Statements

CLARIENT, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)           Description of Business, Going Concern, Basis of Presentation, and Operating Segment

(a)          Description of Business

Clarient, Inc. and its wholly-owned subsidiaries (the “Company”) comprise an advanced oncology diagnostic services company, headquartered in Aliso Viejo, California.  To assess and characterize cancer, the Company combines innovative technologies, clinically meaningful diagnostic tests, and world-class pathology expertise.  The Company’s mission is to help improve the lives of those affected by cancer through translating cancer discoveries into better patient care.

California prohibits general corporations from engaging in the practice of medicine pursuant to both statutory and common law principles commonly known as the Corporate Practice of Medicine Doctrine (“CPMD”).  In general, the CPMD prohibits non-professional corporations from employing physicians and certain other healthcare professionals who provide professional medical services.  All of the Company’s pathology services are provided by, or are under the supervision of, Clarient Pathology Services, Inc. (“CPS”) under a long-term, exclusive professional services agreement by and between the Company and CPS, as amended on September 1, 2009 (the “Professional Services Agreement”).  Kenneth J. Bloom, M.D. is the sole stockholder and president of CPS.  Dr.  Bloom also serves as the Company’s Chief Medical Officer (“CMO”), a senior management function primarily involving the technical oversight of the Company’s diagnostics services laboratory.  In compliance with the CPMD, Dr. Bloom provides no pathology services, or any other medical services, while acting in his capacity as the Company’s CMO.

As required under the Professional Services Agreement, the Company is responsible to perform a variety of non-medical administrative services for CPS. The Company bills and collects for the pathology services provided by CPS.  The Company in turn pays CPS a monthly professional services fee equal to the aggregate of all estimated physician salaries and benefits and all other operating costs of CPS.

(b)        Going Concern

In Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”), filed on March 19, 2009 with the United States Securities and Exchange Commission (“SEC”), the Company discussed the specific factors that led to substantial doubt about the Company’s ability to continue as a going concern.

Since the 2008 Form 10-K was filed, certain transactions were completed that significantly strengthened the Company’s capitalization and working capital position.  Management’s assessment of the Company’s ability to continue as a going concern is ongoing.  The accompanying Condensed Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern.

On March 25, 2009, the Company entered into a Stock Purchase Agreement with Oak Investment Partners XII, Limited Partnership, a Delaware limited partnership (“Oak”), pursuant to which the Company agreed to sell and issue to Oak, up to an aggregate of 6.6 million shares of convertible preferred stock in two or more tranches for aggregate consideration of up to $50.0 million (the “Oak Purchase Agreement”).  The initial closing pursuant to the Oak Purchase Agreement occurred on March 26, 2009, at which time the Company issued and sold an aggregate of 3.8 million shares of convertible preferred stock for aggregate consideration of $29.1 million (the “Initial Oak Closing”).  After paying closing fees and legal expenses, the Company used the remaining proceeds to repay in full the outstanding balance of $9.8 million under its Comerica Facility, support its preexisting $2.3 million standby letter of credit with Comerica Bank by funding a restricted cash account in the same amount, and repay $14.0 million of the Third Mezzanine Facility (see Note 7).

On May 14, 2009, pursuant to the Oak Purchase Agreement, a second closing occurred for an additional 1.4 million shares of convertible preferred stock for consideration of approximately $10.9 million (the “Second Oak Closing”).  The Company was contractually obligated to use a portion of the proceeds from the Second Oak Closing to repay in full the outstanding balance of $5.7 million then due under the Third Mezzanine Facility, which was immediately terminated upon its repayment in full. The remaining proceeds of $4.8 million, net of legal and closing fees, support the Company’s working capital requirements.

The Company’s Gemino Facility (as defined in Note 7) remains in place to supplement its working capital requirements.  The Gemino Facility contains certain financial and non-financial covenants which require the Company’s compliance, as described in Note 7.  Failure to maintain compliance with financial or non-financial covenants (as defined in Note 7), would constitute an event of default.  The Company was not in compliance with the minimum “fixed charge coverage ratio” covenant (see Note 7) as of September 30, 2009.  On November 13, 2009, the Company obtained a waiver of non-compliance from Gemino Healthcare Finance LLC.

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

(c)           Basis of Presentation

The accompanying unaudited interim Condensed Consolidated Financial Statements of the Company were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the interim financial statements rules and regulations of the SEC.  These financial statements include the financial position, results of operations, and cash flows of the Company, and the accounts of CPS, which are consolidated as required by applicable GAAP. All inter-company accounts and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying Condensed Consolidated Financial Statements include all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation. Certain prior period amounts have been reclassified to properly conform to current period financial statement classification and presentation requirements (see Note 13), or to correct prior period financial statement misclassifications (see Note 14).

The preparation of the accompanying Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions.  Such estimates and assumptions affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes thereto.  The Company’s most significant estimates relate to revenue recognition, allowance for doubtful accounts, stock-based compensation expense, and the evaluation of impairment of long-lived assets.  Actual results could differ from those estimates.  As part of the interim financial statement preparation process, the Company has also evaluated whether any significant events have occurred after the balance sheet date of September 30, 2009 through November 13, 2009, representing the date this Quarterly Report on Form 10-Q was filed with the SEC, and concluded that no additional disclosures or adjustments were required.

The interim operating results are not necessarily indicative of the results for a full year or for any interim period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements. The Condensed Consolidated Financial Statements included in this Form 10-Q should be read in conjunction with the Company’s audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(d)         Operating Segment

The Company has one reportable operating segment that delivers advanced oncology diagnostic services to community pathologists, oncologists, and biopharmaceutical companies.  At September 30, 2009, all of the Company’s services were provided within the United States, and substantially all of the Company’s assets were located within the United States.

(2)           Summary of Significant Accounting Policies

(a)          Revenue Recognition

Revenue for the Company’s diagnostic services is recognized at the time of completion of discreet diagnostic tests which comprise a patient encounter at a specific date of service (commonly referred to as an “accession”).   The Company’s services are billed to various payors, including Medicare, private health insurance companies, healthcare institutions, and patients. The Company reports net revenue from contracted payors, including certain private health insurance companies and healthcare institutions, based on the contracted rate, or in certain instances, the Company’s estimate of the amount expected to be collected for the services provided.  For billing to Medicare, the Company utilizes the published fee schedules, net of standard discounts (commonly referred to as “contractual allowances”). The Company reports net revenue from non-contracted payors, including certain private health insurance companies, based on the amount expected to be collected for services provided.  Revenue from patient payors is based on a multiple of the Centers for Medicare & Medicaid Services (CMS) reimbursement schedule, or as applicable, the patients’ co-pay or deductible obligation.

(b)         Allowance for Doubtful Accounts and Bad Debt Expense

An allowance for doubtful accounts is recorded for estimated uncollectible amounts due from the Company’s various payor groups.  The process for estimating the allowance for doubtful accounts involves significant assumptions and judgments. Specifically, the allowance for doubtful accounts is adjusted periodically, and is principally based upon an evaluation of historical collection experience of accounts receivable by age for the Company’s various payor classes.  After appropriate collection efforts, accounts receivable are written off and deducted from the allowance for doubtful accounts.  Additions to the allowance for doubtful accounts are charged to bad debt expense.  The payment realization cycle for certain governmental and managed care payors can be lengthy, involving denial, appeal, and adjudication processes, and is subject to periodic adjustments that may be significant.

During the third quarter of 2009, the Company refined its model for estimating an appropriate allowance for doubtful accounts at period end, utilizing historical payment information by payor class and receivable age, which was not previously available to the Company in sufficient form and content.  Nonetheless, due to a combination of objective and subjective factors in the Company’s previous model for estimating an appropriate allowance for doubtful accounts, the Company’s reported net accounts receivable of $24.6 million as of September 30, 2009 would not have been materially different had the previous model been applied in the third quarter of 2009.  The Company also further refined its identification of contractual allowances during the third quarter of 2009, which resulted in the recognition of an immaterial amount of additional contractual allowances.

(c)           Stock-Based Compensation

The Company records compensation expense related to stock-based awards, including stock options and restricted stock, based on the fair value of the award, which is determined using the Black-Scholes option-pricing model. Stock-based compensation expense recognized during the period is based on the fair value of the portion of the stock-based awards that are ultimately expected to vest, and thus, the gross expense is reduced for estimated forfeitures. The Company recognizes stock-based compensation expense over the vesting period using the straight-line method for employees and ratably as tranches vest for non-employees.  The Company classifies compensation expense related to these awards based on the department to which the recipient reports.

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

One potential impairment indicator is current-period operating and/or cash flow loss, combined with a history of operating and/or cash flow losses.  Because this condition applies to the Company, management evaluates the Company’s asset group for impairment at each period end.  The asset group tested for impairment comprises the Company’s entire laboratory operation, representing the lowest level of its separately identifiable cash flows.  The impairment evaluation utilizes the Company’s operating plan and associated cash flow projection in determining the undiscounted cash flows expected to be generated by its asset group through continuing operations.  Such undiscounted cash flows are next compared to the carrying amount of the asset group to determine if an impairment of the asset group is indicated.

The undiscounted net cash flows expected to be generated by the Company’s asset group exceeded the carrying amount of the asset group as of December 31, 2008 and September 30, 2009, therefore, the Company’s asset group is not considered to be impaired.  Such conclusion is based upon significant management judgments and estimates inherent in the operating plan and associated cash flow projections, including assumptions pertaining to net revenue growth, expense trends, and working capital management.  Accordingly, changes in circumstances could adversely impact the results of the Company’s long-lived asset impairment test.

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

Restricted cash is held as bank deposits, and serves as security deposits for the Company’s Aliso Viejo, California facility lease and a certain significant capital lease of computer hardware.  Interest accrues to the Company for such accounts.  The classification of restricted cash as current or non-current is dependent upon whether the contractual terms for such deposits provide for the complete release of restrictions within one year of the balance sheet date.

The Company has not experienced any significant losses on cash and cash equivalents and does not believe it is exposed to any significant loss risk due to the high-ratings of the institutions in which its balances are deposited.  The Company’s unrestricted and restricted cash balances on deposit that exceed the Federal Deposit Insurance Corporation (F.D.I.C.) limits were approximately $10.0 million at September 30, 2009.

(g)         Supplies Inventory

Supplies inventory consists of laboratory and research and development supplies and are stated at the lower of cost or market.  Supplies inventory is accounted for under the first-in, first-out method (FIFO).

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

(j)            Research and Development

Research and development costs are expensed as incurred.  Research and development expenses consist of compensation and benefits for research and development personnel, license fees, related supplies inventory, certain information technology personnel, arrangements with consultants and other third parties, and allocated facility-related costs.

(3)           Balance Sheet Detail

(a)          Allowance for Doubtful Accounts

The following is the full year 2008 and nine months ended September 30, 2009 summary of activity for the allowance for doubtful accounts (in thousands):

Ending balance, December 31, 2007	$3,370
Bad debt expense	12,199
Write-offs	(7,524)
Ending balance, December 31, 2008	8,045
Bad debt expense	9,483
Write-offs	(9,667)
Ending balance, September 30, 2009	$7,861

(b)          Property and Equipment

The following is a summary of property and equipment (in thousands):

	September 30, 2009	December 31, 2008
Office furniture, computer software, and laboratory equipment	$19,860	$16,055
Leasehold improvements	9,627	8,837
Total	29,487	24,892
Less: accumulated depreciation and amortization	(15,801)	(12,981)
Property and equipment, net	$13,686	$11,911

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

In March 2009, Zeiss’ management acknowledged the satisfaction of the post-closing conditions of the ACIS Sale and the associated $1.5 million payment due, which the Company subsequently received on April 8, 2009.  The Company recorded the $0.9 million as income from discontinued operations, net of income taxes (see Note 14), within the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2009.

(5)           Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (“FASB Codification”) became the single source of authoritative nongovernmental GAAP on July 1, 2009. The FASB Codification became effective for financial statements that cover interim and annual periods ending after September 15, 2009. Other than resolving certain minor inconsistencies in current GAAP, the FASB Codification does not affect GAAP, but rather organizes historical accounting pronouncements by approximately 90 accounting topics.  Accordingly, in this quarterly report on Form 10-Q, the Company describes, in general, pertinent GAAP where applicable and/or cites the associated FASB Codification reference, rather than the historical reference for such GAAP guidance.

In September 2006, a common definition for fair value was established and is required to be applied to GAAP as applicable.  The guidance also establishes a framework for measuring fair value and expands disclosure about such fair value measurements, and became effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007.  Subsequent GAAP guidance deferred the effective date for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.  The adoption of the aforementioned GAAP for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on the Company’s consolidated financial position and results of operations. The adoption of aforementioned GAAP for nonfinancial assets and nonfinancial liabilities, effective January 1, 2009, had no impact on the Company’s consolidated financial position, results of operations, and cash flows.

In December 2007, developments in GAAP significantly changed the accounting for business combinations. Under such guidance, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date at fair value with limited exceptions.  Further changes in the accounting treatment for certain specific items include:

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

A substantial number of new disclosure requirements became applicable to business combinations for which the acquisition date is on or after January 1, 2009.  If and when the Company completes a transaction that requires business combination accounting, the impact of applying such GAAP will be assessed and disclosed.

In April 2009, additional GAAP guidance was released that affects the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies, which amends the accounting for assets and liabilities arising from contingencies in a business combination.  Such guidance was effective January 1, 2009, and requires pre-acquisition contingencies to be recognized at fair value, if fair value can be reasonably determined during the measurement period.  If fair value cannot be reasonably determined, measurement is required to be based on the recognition and measurement criteria of GAAP applicable for accounting for contingencies.  If and when the Company completes a transaction that requires business combination accounting, the impact of applying such GAAP will be assessed and disclosed.

In June 2008, GAAP guidance was released for determining whether instruments granted in share-based payment transactions are participating securities.  Under such guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether they are paid or unpaid, are considered participating securities and should be included in the computation of earnings per share pursuant to the two-class method.  As required, the Company adopted such guidance retrospectively effective January 1, 2009, though it did not affect the Company’s consolidated financial position, results of operations, cash flows, or loss per common share in prior periods.  Income (loss) per share attributable to common stockholders was affected in the three and nine months ended September 30, 2009, as disclosed in Note 9.

In May 2009, GAAP guidance pertaining to subsequent events was released, establishing the accounting for, and disclosure of, events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. See Note 1(c), for the Company’s related disclosures.

(6)          Significant Risks and Uncertainties

Credit risk with respect to the Company’s accounts receivable is generally diversified due to the large number of payors that comprise its customer base. The Company has significant receivable balances with government payors, health insurance carriers, health care institutions, and patients.  The Company’s receivable balances are not supported by collateral.

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

The Company’s gross accounts receivable by primary payor class as a percentage of total gross accounts receivable as of September 30, 2009 and December 31, 2008 is as follows:

	September 30, 2009	December 31, 2008
Governmental (Medicare and Medicaid)	23%	25%
Private health insurers	43%	37%
Clients (pathologists, hospitals, clinics)	16%	19%
Patients (indirect bill)	9%	14%
Patients (direct bill)	9%	5%

The Company’s aged gross accounts receivable in total, and by payor class, as of September 30, 2009 and December 31, 2008 is as follows (in thousands):

As of September 30, 2009 — Total

	Gross Amount	Percent of Total
Total	$32,466	100%

Unbilled	$7,490	23%
Current	5,471	17%
31-60 days past due	3,729	12%
61-90 days past due	2,624	8%
91-120 days past due	2,077	6%
121-150 days past due	1,733	5%
Greater than 150 days past due	9,342	29%

As of September 30, 2009 — Governmental payors (Medicare and Medicaid)

	Gross Amount	Percent of Total
Total	$7,430	100%

Unbilled	$2,277	31%
Current	1,688	23%
31-60 days past due	593	8%
61-90 days past due	402	5%
91-120 days past due	311	4%
121-150 days past due	269	4%
Greater than 150 days past due	1,890	25%

As of September 30, 2009 — Private health insurer payors

	Gross Amount	Percent of Total
Total	$13,891	100%

Unbilled	$4,199	30%
Current	1,578	11%
31-60 days past due	1,221	9%
61-90 days past due	961	7%
91-120 days past due	713	5%
121-150 days past due	660	5%
Greater than 150 days past due	4,559	33%

As of September 30, 2009 — Client (pathologists, hospitals, clinics) payors

	Gross Amount	Percent of Total
Total	$5,212	100%

Unbilled	$750	14%
Current	1,691	33%
31-60 days past due	1,112	21%
61-90 days past due	409	8%
91-120 days past due	282	5%
121-150 days past due	295	6%
Greater than 150 days past due	673	13%

As of September 30, 2009 — Patient  payors (indirect bill)

	Gross Amount	Percent of Total
Total	$2,948	100%

Unbilled	$—	—%
Current	61	2%
31-60 days past due	335	11%
61-90 days past due	351	12%
91-120 days past due	335	11%
121-150 days past due	233	8%
Greater than 150 days past due	1,633	56%

As of September 30, 2009 — Patient  payors (direct bill)

	Gross Amount	Percent of Total
Total	$2,985	100%

Unbilled	$264	9%
Current	453	15%
31-60 days past due	468	16%
61-90 days past due	501	17%
91-120 days past due	435	15%
121-150 days past due	277	9%
Greater than 150 days past due	587	19%

As of December 31, 2008 — Total

	Gross Amount	Percent of Total
Total	$28,360	100%

Unbilled	$4,532	16%
Current	4,636	16%
31-60 days past due	4,119	15%
61-90 days past due	3,403	12%
91-120 days past due	2,713	10%
121-150 days past due	2,166	9%
Greater than 150 days past due	6,791	24%

As of December 31, 2008 — Governmental payors (Medicare and Medicaid)

	Gross Amount	Percent of Total
Total	$6,732	100%

Unbilled	$1,124	16%
Current	1,202	18%
31-60 days past due	1,156	17%
61-90 days past due	790	12%
91-120 days past due	729	11%
121-150 days past due	584	9%
Greater than 150 days past due	1,147	17%

As of December 31, 2008 — Private health insurer payors

	Gross Amount	Percent of Total
Total	$11,367	100%

Unbilled	$2,384	21%
Current	1,242	11%
31-60 days past due	1,529	13%
61-90 days past due	1,349	12%
91-120 days past due	992	9%
121-150 days past due	948	8%
Greater than 150 days past due	2,923	26%

As of December 31, 2008 — Client (pathologists, hospitals, clinics) payors

	Gross Amount	Percent of Total
Total	$5,213	100%

Unbilled	$703	13%
Current	1,661	32%
31-60 days past due	818	16%
61-90 days past due	588	11%
91-120 days past due	417	8%
121-150 days past due	141	3%
Greater than 150 days past due	885	17%

As of December 31, 2008 — Patient  payors (indirect bill)

	Gross Amount	Percent of Total
Total	$1,302	100%

Unbilled	$—	—%
Current	205	16%
31-60 days past due	241	18%
61-90 days past due	212	16%
91-120 days past due	138	11%
121-150 days past due	166	13%
Greater than 150 days past due	340	26%

As of December 31, 2008 — Patient  payors (direct bill)

	Gross Amount	Percent of Total
Total	$3,746	100%

Unbilled	$320	9%
Current	328	9%
31-60 days past due	376	10%
61-90 days past due	464	12%
91-120 days past due	436	12%
121-150 days past due	327	9%
Greater than 150 days past due	1,495	39%

As of September 30, 2009, the Company maintained a $7.9 million allowance for doubtful accounts in order to carry accounts receivable at the estimated net realizable value of $24.6 million, as presented within the accompanying Condensed Consolidated Balance Sheets.  The allowance for doubtful accounts is an estimate that involves considerable professional judgment.  As such, the Company’s actual collection of its September 30, 2009 accounts receivable may materially differ from management’s estimate for reasons including, but not limited to: customer mix, concentration of customers within the healthcare sector, and the general downturn in the United States economy.

(7)                               Lines of Credit

The following table summarizes the Company’s outstanding debt at its carrying value at September 30, 2009 and December 31, 2008.  The Company believes the carrying amount of its outstanding debt approximates fair value based upon its short-term nature and associated interest rate.

	September 30, 2009	December 31, 2008
	(in thousands)
Gemino Facility	$5,052	$5,104
Capital lease obligations	1,482	608
Comerica Facility	—	9,000
Safeguard Mezzanine Financing	—	13,366
Subtotal	6,534	28,078
Less: Unamortized discount on Mezzanine Facilities	—	(1,905)
Total debt	6,534	26,173
Less: Short-term debt, including current maturities of capital lease obligations	(5,728)	(25,828)
Long-term capital lease obligations	$806	$345

As discussed in Note 12, on March 25, 2009, the Company entered into the Oak Purchase Agreement, pursuant to which the Company agreed to sell and issue to Oak, up to an aggregate of 6.6 million shares of convertible preferred stock in two or more tranches for aggregate consideration of up to $50.0 million.  The Company closed two tranches with Oak in March and May 2009 for an aggregate 5.3 million shares of convertible preferred stock for aggregate consideration of $40.0 million.  After paying investment banker fees and legal fees, the Company used a portion of the net proceeds to repay in full and terminate its revolving credit agreements with Comerica Bank and Safeguard (defined below) during the first half of 2009.

Gemino Facility

On July 31, 2008, the Company entered into a secured credit agreement (the “Gemino Facility”) with Gemino Healthcare Finance, LLC (“Gemino”), which was amended on February 27, 2009 (the “February 2009 Gemino Amendment”) and on November 13, 2009 (the “November 2009 Gemino Amendment”).  The Gemino Facility is a revolving facility under which the Company may borrow up to $8.0 million, secured by the Company’s accounts receivable and related assets.  The November 2009 Gemino Amendment extended the Gemino Facility’s maturity date to January 31, 2011.

Outstanding borrowings under the Gemino Facility were $5.1 million at September 30, 2009.  The amount which the Company is entitled to borrow under the Gemino Facility at a particular time is based on the amount of the Company’s qualified accounts receivable and certain liquidity factors ($-0- million availability as of September 30, 2009).  During 2008, borrowings under the Gemino Facility bore interest at an annual rate equal to 30-day LIBOR (subject to a minimum annual rate of 2.50% at all times) plus an applicable margin of 5.25% during 2008.  As a result of the February 2009 Gemino Amendment, borrowings under the Gemino Facility bear interest at an annual rate equal to 30-day LIBOR (subject to a minimum annual rate of 2.50% at all times) plus an applicable margin of 6.0% during 2009 and 2010.  The Company was also required to pay a commitment fee of 0.75% per year on the daily average of unused credit availability (reduced to 0.50% with the November 2009 Gemino Amendment, as discussed below), and is required to pay a collateral monitoring fee of 0.40% per year on the daily average of outstanding borrowings.  Interest expense on the Gemino Facility for the three and nine months ended September 30, 2009, was $0.1 million and $0.4 million, respectively.

The February 2009 Gemino Amendment eliminated the formerly-existing minimum adjusted EBITDA covenant and replaced it with a covenant that requires the Company to maintain a “fixed charge coverage ratio” on an annualized basis of 1.00 through June 30, 2009, 1.10 through September 30, 2009, and 1.20 through December 31, 2009.  The “fixed charge coverage ratio” is defined as the ratio of EBITDA (net income plus interest expense, tax expense, depreciation/amortization expense, and stock-based compensation expense), to the sum of (i) interest expense paid in cash on the Gemino Facility, plus (ii) interest expense paid in cash on the Third Mezzanine Facility and Comerica Facility, plus (iii) payments made under capital leases, plus (iv) fees paid to Safeguard pursuant to its guarantee of the Comerica Facility, plus (v) unfinanced capital expenditures, plus (vi) taxes paid.   The Company’s calculated “fixed charge coverage ratio” through September 30, 2009 was 0.83.  Accordingly, the Company was not in compliance with the minimum “fixed charge coverage ratio” covenant as of September 30, 2009.  On November 13, 2009, the Company obtained a waiver of non-compliance from Gemino.

The February 2009 Gemino Amendment increased the Company’s capital expenditure limit to $7.5 million in each fiscal year.  For the nine months ending September 30, 2009, the Company’s aggregate capital expenditures were $3.4 million. The February 2009 Gemino Amendment also modified the minimum level of “excess liquidity” covenant, increasing its threshold from $2.0 million to $3.0 million.  “Excess liquidity” is defined as: (i) the excess of availability under the Gemino Facility, plus (ii) the aggregate amount actually available to be borrowed by the Company under the Third Mezzanine Facility (paid in full and retired on May 14, 2009), plus (iii) unrestricted and unencumbered (other than in favor of Gemino) cash on hand and cash equivalents, minus (iv) all accounts payable and other current obligations that are past their respective due dates).

On November 13, 2009, the Company executed the November 2009 Gemino Amendment.  The November 2009 Gemino Amendment (i) extended the maturity date of the Gemino Facility from January 31, 2010 to January 31, 2011, (ii) removed the “excess liquidity” covenant, (iii) increased the facility’s “advance rate” from 75% to 85%, (iv) eliminated the minimum “fixed charge coverage ratio” covenant through December 31, 2009, (v) includes a “maximum loan turnover ratio” (average monthly loan balance divided by average monthly cash collections multiplied by 30 days) of 35 days only for the three months ending December 31, 2009, (vi) requires a minimum annualized “fixed charge coverage ratio” covenant of 1.00 for the three months ending March 31, 2010, 1.10 for six months ending June 30, 2010, 1.20 for the nine months ending September 30, 2010, and 1.20 for the twelve months ending December 31, 2010 and thereafter, and (vii) reduced the commitment fee from 0.75% to 0.50% per year on the daily average of unused credit availability.

The Gemino Facility also contains a MAC clause.  If the Company encountered difficulties that would qualify as a MAC in its (i) operations, (ii) condition (financial or otherwise), or (iii) ability to repay amounts outstanding under the Gemino Facility, it could be cancelled at Gemino’s sole discretion.   Gemino could then elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing such indebtedness.

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

At the Company’s option during 2008, borrowings under the Comerica Facility bore interest at Comerica’s prime rate minus 0.5% or at a rate equal to 30-day LIBOR plus 2.45%, provided however, that upon the achievement of certain financial performance metrics the rate would decrease by 0.25%.  The Comerica Facility was amended on February 27, 2009. As a result, until its retirement, borrowings under the Comerica Facility bore interest at the Company’s option of: i) 0.5% plus the greater of Comerica’s prime rate or 1.75%, or ii) 30-day LIBOR plus 2.40%.  The interest expense on the outstanding balance under the Comerica Facility for the three and nine months ended September 30, 2009 (excluding the usage and guarantee fees charged by Safeguard as described below), was $-0- and $0.1 million, respectively, and for the three and nine months ended September 30, 2008, was $0.1 million and $0.3 million, respectively. Such amounts are included in interest expense within the accompanying Condensed Consolidated Statements of Operations.

Safeguard Delaware, Inc., a wholly-owned subsidiary of Safeguard Scientifics, Inc. (“Safeguard”), the Company’s largest stockholder, guaranteed the Company’s borrowings under the Comerica Facility in exchange for 0.5% per year of the total amount guaranteed plus 4.5% per year of the daily-weighted average principal balance outstanding. Additionally, the Company was required to pay Safeguard a quarterly usage fee of 0.875% of the amount by which the daily average outstanding principal balance under the Comerica Facility exceeded $5.5 million.  The usage and guarantee fees charged by Safeguard for the Comerica Facility for the three and nine months ended September 30, 2009 were $-0- and $0.1 million, respectively, and for the three and nine months ended September 30, 2008, was $0.1 million and $0.4 million, respectively. Such amounts are included in interest expense to related parties within the accompanying Condensed Consolidated Statements of Operations.

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

On March 14, 2008, the Company entered into an amended and restated senior subordinated revolving credit facility with Safeguard (the “New Mezzanine Facility”) to refinance, renew, and expand the Initial Mezzanine Facility. The New Mezzanine Facility, which had a stated maturity date of April 15, 2009, provided the Company with up to $21.0 million in working capital funding. Borrowings under the New Mezzanine Facility bore interest at an annual rate of 12.0% through September 30, 2008 and 13.0% thereafter.  Proceeds from the New Mezzanine Facility were used to refinance indebtedness under the Initial Mezzanine Facility, for working capital purposes, and to repay in full and terminate the Company’s former GE Capital Facility, which included certain equipment lease obligations.

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

In connection with the $20.0 million reduction in availability of the Third Mezzanine Facility on March 26, 2009, the Company assessed the associated unamortized debt issuance costs of $1.7 million as of such date.  The 67% reduction in borrowing capacity ($20.0 million divided by $30.0 million) resulted in the expensing of debt issuance costs (which included unamortized warrant expense) in such proportion, totaling $1.1 million, which was recorded to interest expense to related parties in the first quarter of 2009 and included in interest expense within the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2009.  The remaining unamortized debt issuance costs ($0.5 million as of March 31, 2009) was fully amortized through May 14, 2009, and included in interest expense to related parties within the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2009.

The interest expense on the outstanding balance under the Mezzanine Facilities, including the amortization of the fair value of issued warrants (see tables below), for the three and nine months ended September 30, 2009, was $-0- and $3.6 million, respectively, and for the three and nine months ended September 30, 2008, was $2.0 million and $4.6 million, respectively. Such amounts are included in interest expense to related parties within the accompanying Condensed Consolidated Statements of Operations.

The below table summarizes the common stock warrant activity associated with the Initial Mezzanine Facility:

						Interest Expense Recognized
						Three Months Ended (in thousands)		Nine months Ended (in thousands)
Number of warrants	Exercise Price	Warrant Term	Warrant Issuance Date	Warrant Expiration Date	Fair Value (in thousands)	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
125,000*	$0.01	4 years	March 7, 2007	March 7, 2011	$204	$—	$20	$23	$68
62,500	1.39	4 years	March 7, 2007	March 7, 2011	69	—	7	8	23
31,250*	0.01	4 years	November 14, 2007	November 14, 2011	62	—	10	11	33
31,250*	0.01	4 years	December 17, 2007	December 17, 2011	61	—	11	13	37
31,250*	0.01	4 years	March 5, 2008	March 5, 2012	62	—	14	16	32
Total					$458	$—	$62	$71	$193

The below table summarizes the common stock warrant activity associated with the New Mezzanine Facility:

						Interest Expense Recognized
						Three Months Ended (in thousands)		Nine months Ended (in thousands)
Number of warrants	Exercise Price	Warrant Term	Warrant Issuance Date	Warrant Expiration Date	Fair Value (in thousands)	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
1,643,750*	$0.01	5 years	March 14, 2008	March 14, 2013	$2,666	$—	$616	$703	$1,346
550,000*	0.01	5 years	June 10, 2008	June 11, 2013	1,140	—	263	300	576
550,000*	0.01	5 years	July 2, 2008	July 2, 2013	1,095	—	253	289	553
550,000*	0.01	5 years	September 2, 2008	September 2, 2013	1,167	—	289	308	589
550,000*	0.01	5 years	November 6, 2008	November 6, 2013	890	—	187	235	487
Total					$6,958	$—	$1,608	$1,835	$3,551

* On November 20, 2008 Safeguard exercised the indicated common stock warrants plus an additional 0.1 million warrants issued in January 2007 in connection with its guarantee of the Comerica Facility.

The below table summarizes the common stock warrant activity associated with the Third Mezzanine Facility:

Number of Warrants Issued	Exercise Price	Warrant Term	Warrant Issuance Date	Warrant Expiration Date	Fair Value (in thousands)	Interest Expense Recognized for Three Months Ended September 30, 2009 (in thousands)	Interest Expense Recognized for Nine months Ended September 30, 2009 (in thousands)
500,000	$1.376	5 years	February 27, 2009	February 27, 2014	$600	$—	$600
Total					$600	$—	$600

(8)          Equipment Financing

On March 31, 2009, the Company entered into a three-year capital lease with Hitachi Data Systems Credit Corporation for computer equipment and related software with a fair value on such date of $1.2 million, associated with the Company’s initiative to upgrade its information technology infrastructure.  The Company also has a number of active laboratory equipment and office equipment leases (capital and operating) with various providers as of September 30, 2009.

The Company’s capital lease obligations as of September 30, 2009 are as follows (in thousands):

Remainder of 2009	$195
2010	761
2011	529
2012	152
Subtotal	1,637
Less: interest	(155)
Total	1,482
Less: current portion	(676)
Capital lease obligations, long-term portion	$806

(9)           Net Loss Per Share Information

Effective January 1, 2009, the Company adopted applicable GAAP guidance affecting its Earnings Per Share (“EPS”) presentation, requiring that unvested stock-based compensation awards containing non-forfeitable rights to dividends are participating securities and should be included in the basic EPS calculation using the two-class method.  Under the two-class method, all earnings (distributed and undistributed) are allocated to common stock and participating securities (defined below), based on their respective rights to receive dividends.

The Company grants limited restricted stock awards under its stock-based compensation plan, which for certain grants, entitle recipients to non-forfeitable rights to dividends, if and when declared.  The Company’s Series A convertible preferred stockholders (see Note 12) also have non-forfeitable rights to dividends, if and when declared.  Accordingly, such unvested restricted stock awards and Series A convertible preferred stock are considered “participating securities.”

Participating securities are included in the computation of EPS under the two-class method in periods of net income, but are not included in the computation of EPS in periods of net loss (or when distributions or their accounting equivalents, such as an amortized beneficial conversion feature, are in excess of net income), since the contractual terms of the participating securities do not require the holders’ funding of the Company’s losses.  Basic and diluted EPS was computed by dividing net loss applicable to common stockholders by weighted-average outstanding common shares during each period, as summarized in the tables below:

	Three Months Ended September 30,		Nine months Ended September 30,
	2009	2008	2009	2008
	(in thousands except per share data)
Basic and diluted EPS numerator:
Loss from continuing operations, net of income taxes	$(3,235)	$(2,214)	$(4,263)	$(7,427)
Series A convertible preferred stock beneficial conversion feature (see Note 12)	—	—	(4,290)	—
Loss from continuing operations applicable to common stockholders	$(3,235)	$(2,214)	$(8,553)	$(7,427)
Income from discontinued operations, net of income taxes	—	—	901	—
Net loss applicable to common stockholders	$(3,235)	$(2,214)	$(7,652)	$(7,427)

Net income (loss) per share — basic and diluted:
Loss from continuing operations, net of income taxes	$(0.04)	$(0.03)	$(0.11)	$(0.10)
Income from discontinued operations, net of income taxes	—	—	0.01	—
Net income (loss) applicable to common stockholders	$(0.04)	$(0.03)	$(0.10)	$(0.10)

Income (loss) per-share amounts are computed independently for income (loss) from continuing operations, income (loss) from discontinued operations and net income (loss).  As a result, the sum of per share amounts from continuing operations and discontinued operations may not equal the total per share amounts for net income (loss).  Additionally, income (loss) per-share amounts are computed independently for each quarter. As a result, the sum of the per-share amounts for each quarter may not equal the year-to-date amounts.

The following share amounts were used to compute basic and diluted weighted-average outstanding common shares (in periods of net loss, or when distributions or equivalents were in excess of net income, the anti-dilutive effects of participating securities, stock options, and warrants, were properly excluded):

	Three Months Ended September 30,
	2009	2008
Basic and diluted EPS denominator:
Weighted-average outstanding common shares	77,582,829	75,842,169

	Nine Months Ended September 30,
	2009	2008
Basic and diluted EPS denominator:
Weighted-average outstanding common shares	77,256,895	74,307,956

The following Company securities were outstanding at September 30, 2009 and 2008 and their weighted average affects were excluded from the above calculations of net income (loss) per share because their impact would have been anti-dilutive:

	Outstanding at September 30,
	2009	2008
Series A convertible preferred stock (as converted — see Note 13)	21,052,632	—
Common stock options	7,485,880	6,233,821
Common stock warrants	3,032,973	6,913,625
Unvested restricted stock	524,351	218,240
Total	32,095,836	13,365,686

(10)         Comprehensive Loss

Comprehensive loss consists of net loss and all changes in stockholders’ deficit from non-stockholder sources.  The following summarizes the components of the Company’s comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2009	2008	2009	2008
Net loss	$(3,235)	$(2,214)	$(3,362)	$(7,427)

Foreign currency translation adjustment	(3)	2	(8)	—

Comprehensive loss	$(3,238)	$(2,212)	$(3,370)	$(7,427)

(11)       Stock-Based Compensation

The value of the Company’s stock-based awards issued in exchange for services are reflected in the financial statements over the period the employee is required to perform services in exchange for the award, and ratably as tranches vest for non-employees.  Stock-based compensation recognized in the accompanying Condensed Consolidated Statements of Operations, is as follows (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2009	2008	2009	2008
Cost of services	$83	$35	$155	$106
Operating expenses	418	206	1,485	1,318
Total stock-based compensation expense	$501	$241	$1,640	$1,424

The Company has one active stockholder-approved stock plan, the 2007 Incentive Award Plan (the “2007 Plan”), which replaced the Company’s former stockholder-approved stock plan (the “1996 Plan”). The 2007 Plan provides for the grant of incentive stock options and nonqualified stock options, restricted stock awards and restricted stock units, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, performance bonus awards, and performance-based awards. The maximum number of shares of the Company’s common stock available for issuance under the 2007 Plan is 5.0 million shares (which increased from 4.0 million shares due to an stockholder-approved amendment of the 2007 Plan in June 2009), plus additional availability from forfeited shares under the 1996 Plan.  As of September 30, 2009, 1.1 million shares were available for grant.

During the nine months ended September 30, 2009, the Company granted 1.3 million stock options under the 2007 Plan which have four-year vesting terms and ten-year contractual lives. The fair value of the stock options granted to employees during the nine months ended September 30, 2009 was $1.4 million.

In the first quarter of 2008 and third quarter of 2009, the Company granted 0.2 and 0.4 million restricted stock awards which have four-year vesting terms, respectively, under the 2007 Plan with a fair value of $0.5 million and $1.7 million, respectively, based on the closing price of the Company’s stock on the date of issuance.

The fair value amounts of stock options and restricted stock awards are recognized through cost of services and operating expenses (depending on the department to which the recipient reports) in the Condensed Consolidated Statements of Operations over their four-year vesting period.

(12)         Stock Transactions

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

The second closing of the Oak Private Placement occurred on May 14, 2009, at which time the Company issued and sold an aggregate of 1.4 million Preferred Shares (the “Second Oak Closing Shares”) for aggregate consideration of $10.9 million.  Upon the sale of the Second Oak Closing Shares, Safeguard’s ownership of issued and outstanding voting securities decreased from 50.2% to 47.3%, and Oak’s ownership of issued and outstanding voting securities increased from 16.6% to 21.4% (on an if-converted basis for Preferred Shares).

On March 25, 2009, the effective date of the Oak Purchase Agreement, the Company’s stock price on the NASDAQ Capital Market closed at $1.71 per share, however, the applicable conversion price of the Preferred Shares under the Oak Purchase Agreement is initially $1.90 per common share.  On May 14, 2009, the date of the Second Oak Closing, the Company’s stock price on the NASDAQ Capital Market closed at $2.65 per share.   The non-detachable conversion feature of the 1.4 million Preferred Shares, allows conversion into 5.7 million common shares.  The non-detachable conversion feature was in-the-money at the deemed commitment date of the Second Oak Closing of May 14, 2009 ($2.65 per common share, less $1.90 per common share).  For purposes of measuring the “beneficial conversion option” (further described below), the commitment date of the Second Oak Closing was May 14, 2009, the date of the Second Oak Closing, rather than March 25, 2009, the date of the Oak Purchase Agreement, since the Oak Purchase Agreement contains a Material Adverse Effect (“MAE”) clause which could have allowed Oak, at their sole discretion, to have never completed the Second Oak Closing due to their rights under the Oak Purchase Agreement.  Oak’s discretion in completing the Second Oak Closing due to the MAE, combined with the in-the-money non—detachable conversion feature of the Preferred Shares, required the Company to account for the resulting “beneficial conversion feature.”  Accordingly, the Company recorded a $4.3 million increase to accumulated deficit and a coinciding increase of additional paid-in capital ($0.75 multiplied by 5.7 million common shares) which is included in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2009.

In connection with the issuance of the Initial and Second Oak Closing Shares, the Company incurred expenses of $1.4 million.  These expenses were related to legal fees and investment banker commissions which were recorded in the accompanying Condensed Consolidated Balance Sheets for the three and nine months ended September 30, 2009, as a reduction of additional paid in capital rather than expense.

In August and September 2009, Safeguard, through its wholly owned subsidiaries, completed the sale of an aggregate 18.4 million shares of its holdings in the common stock of the Company in an underwritten public offering which was pursuant to an effective registration statement filed with the SEC.  The Company did not, and will not, receive any proceeds from the sale of such shares.  The Company was nonetheless obligated to pay certain costs, expenses, and fees of $0.2 million which were incident to Safeguard’s sale, pursuant to an Amended and Restated Registration Rights Agreement dated as of February 27, 2009, by and among the Company, Safeguard, and certain of Safeguard’s wholly-owned subsidiaries.  Such amount was recorded to general and administrative expenses in the accompanying Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2009.  As a result of Safeguard’s sale of such shares, its ownership of the Company’s issued and outstanding voting securities decreased to 28.3% as of September 30, 2009 (on an if-converted basis for Preferred Shares).

As required by the terms of the Oak Purchase Agreement, the Company entered into a Registration Rights Agreement with Oak on March 26, 2009, obligating the Company to register for resale the shares of common stock issuable upon the conversion of the Preferred Shares on a registration statement on Form S-3 to be filed with the SEC at least 90 days prior to March 26, 2010.  The Company has from time to time completed several other private placements of its equity securities.  In connection therewith, the Company has entered into certain agreements which require the Company to register, for resale, such investors’ securities under the Securities Act.  The Company has concluded that it should not accrue the estimated costs of preparing and filing such future registration statements after considering the terms of the registration rights agreements.

(13)         Redeemable Preferred Stock

As discussed in Note 12, in March and May 2009, the Company issued and sold an aggregate of 5.2 million Preferred Shares to Oak for aggregate consideration of $40.0 million.

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

The Preferred Shares are senior to the Company’s common stock with respect to liquidation preference and dividends, in the event declared, in proportion to the relative number of common shares on an as-converted basis.  The Preferred Shares do not accrue dividends.  Upon any liquidation of the Company, before any distribution or payment is made to any other stockholders, each Preferred Share holder is entitled to receive a liquidation payment. The liquidation payment is the greater of (1) the initial purchase price of $7.60 per Preferred Share (equal to $1.90 per common share on an if-converted basis, and subject to adjustment for any stock splits, stock dividends or other recapitalizations) plus declared and unpaid dividends thereon or (2) such amount per Preferred Share as would have been payable had each Preferred Share been converted into common stock immediately prior to such liquidation.   At any time after March 26, 2013, the Company may, at its option, redeem all Preferred Shares for an amount equal to its full liquidation preference.

The Company’s stock price on the NASDAQ Capital Market closed at $4.21 per common share on September 30, 2009, which exceeded the Preferred Shares’ $1.90 liquidation value per common share on an if-converted basis. The Company therefore calculated the Preferred Shares’ liquidation preference of $88.6 million, disclosed in the accompanying Condensed Consolidated Balance Sheets, by multiplying 21.1 million common shares (on an if-converted basis from Preferred Shares) by the $4.21 per common share value.   At September 30, 2009, and through the date this Quarterly Report on Form 10-Q was filed with the SEC, the events included within the Oak Purchase Agreement that would give rise to a liquidation payment to the holders of the Preferred Shares were of minimal probability of occurrence.  There are no planned or developing transactions known to the Company’s management that would result in the liquidation of the Company, or result in any change of control of the Company, to require such liquidation payment by the Company to the holders of the Preferred Shares. The carrying amount of the Preferred Shares will be adjusted to its redemption amount only in the event that redemption becomes probable.

The redemption rights of the Preferred Shares are immediately triggered by the occurrence of certain business events enumerated in the Stock Purchase Agreement with Oak.  All such business events are deemed to be within the Company’s control, except beginning in the third quarter of 2009, an event of a change in control of the Company, whether by acquisition or merger. As of August 21, 2009, an event of a change of control of the Company became possible with the effective registration of Safeguard’s holdings in the Company through a registration statement on Form S-3 filed with the SEC (the “Safeguard S-3”).  The Safeguard S-3 results in the ability of a third-party to acquire over 50% of registered shares of the Company on the open market.  Due to limitations of the resale of Safeguard’s then unregistered securities of the Company under Rule 144 of the Securities Act, a change of control could not legally occur prior to the effectiveness of the Safeguard S-3. Accordingly, the Preferred Shares have been reclassified to temporary equity (rather than permanent equity) within the accompanying Condensed Consolidated Balance Sheets, as required under applicable GAAP, since all such redemption events are not solely at the option of the Company as of September 30, 2009.

(14)         Corrections of Immaterial Classification and Presentation Errors in Prior Periods

Income Statement Reclassification — Cost of services and Operating expenses

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

In accordance with applicable GAAP, management evaluated the materiality of the errors, which had no impact on previously reported net loss, from qualitative and quantitative perspectives and concluded that the errors in presentation were immaterial to all previously filed consolidated financial statements.

All prior year amounts included in the accompanying Condensed Consolidated Financial Statements have been adjusted for the misclassification of expenses.  See the below tables for a summary of the adjustments:

	Three Months Ended
	September 30, 2008
	Previously Reported	As Adjusted
Condensed Consolidated Statements of Operations:
Cost of services	$7,159	$8,596
Gross profit	11,838	10,401
Operating expenses (formerly selling, general and administrative expenses)	11,653	10,216

	Nine Months Ended
	September 30, 2008
	Previously Reported	As Adjusted
Condensed Consolidated Statements of Operations:
Cost of services	$20,134	$24,465
Gross profit	31,665	27,334
Operating expenses (formerly selling, general and administrative expenses)	33,339	29,008

Loss from Continuing Operations and Income from Discontinued Operations Related to the Income Tax Effect of the ACIS Sale

During the third quarter of 2009, the Company determined that it did not properly present the income tax effect of the ACIS Sale (see Note 4) on its Condensed Consolidated Statements of Operations for the three months ended March 31, 2009 and six months ended June 30, 2009.  Applicable GAAP provides guidance on the process by which an entity should allocate its total tax provision or benefit to the various components of the income statement, including continuing and discontinued operations.

Zeiss, the acquirer in the ACIS Sale, acknowledged the satisfaction of certain post-closing conditions and the associated $1.5 million payment due to the Company in March 2009, which the Company subsequently received on April 8, 2009.  The Company previously recorded the $1.5 million as income from discontinued operations to its Condensed Consolidated Statements of Operations for the three months ended March 31, 2009 and six months ended June 30, 2009.  The proper presentation under applicable GAAP requires the associated income tax benefit within continuing operations, and income from discontinued operations to be presented net of income taxes, for both periods.

The ACIS Sale occurred on March 8, 2007.  Associated income from discontinued operations for the year ended December 31, 2007 was $5.4 million.  Accordingly, for the year ended December 31, 2007, the Company did not properly present in its Consolidated Statements of Operations, the associated income tax benefit within continuing operations and income from discontinued operations net of income taxes.

In accordance with applicable GAAP, management evaluated the materiality of the errors, which had no impact on previously reported net loss, from qualitative and quantitative perspectives, and concluded that the errors in presentation were immaterial to all previously filed consolidated financial statements. See the below tables for a summary of the adjustments in 2009 (the Company’s 2009 Annual Report on Form 10-K will include related adjustment summary tables for the year ended December 31, 2007).

	Three Months Ended
	March 31, 2009
	Previously Reported	As Adjusted
Condensed Consolidated Statements of Operations:
Income tax benefit	$—	$599
Loss from continuing operations	(1,656)	(1,057)
Income from discontinued operations, net of income taxes	1,500	901

Net income (loss) per share applicable to common stockholders – basic and diluted:
Loss from continuing operations	$(0.03)	$(0.02)
Income from discontinued operations	0.02	0.01

	Six Months Ended
	June 30, 2009
	Previously Reported	As Adjusted
Condensed Consolidated Statements of Operations:
Income tax benefit	$—	$599
Loss from continuing operations	(1,627)	(1,028)
Income from discontinued operations, net of income taxes	1,500	901

Net income (loss) per share applicable to common stockholders – basic and diluted:
Loss from continuing operations	$(0.08)	$(0.07)
Income from discontinued operations	0.02	0.01

Classification of Interest Expense on the Statements of Cash Flows Related to the Safeguard Mezzanine Facility

During the third quarter of 2009, the Company determined that it did not properly classify interest expense associated with its Third Mezzanine Facility (see Note 7) on its Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2009.

In accordance with applicable GAAP, management evaluated the materiality of the errors, which had no impact on previously reported net loss, from qualitative and quantitative perspectives, and concluded that the errors in presentation were immaterial to the previously filed consolidated financial statements.  See the below tables for a summary of the adjustments:

	Six Months Ended
	June 30, 2009
	Previously Reported	As Adjusted
Condensed Consolidated Statements of Cash Flows:
Cash flows from operating activities:
Accrued interest on related party debt	$—	$(1,259)
Net cash used in operating activities	(5,073)	(6,332)

Cash flows from financing activities:
Repayments on related party debt	$(19,167)	$(17,908)
Net cash provided by financing activities	15,017	16,329

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

Our forward-looking statements are subject to risks and uncertainties. Factors that might cause actual results to differ materially, include, but are not limited to: our ability to continue to develop and expand our diagnostic services business, our ability to expand and maintain a successful sales and marketing organization, our ability to maintain compliance with financial and other covenants under our credit facility, limitations on our ability to borrow funds under our credit facility based on our qualified accounts receivable and other liquidity factors, our ability to obtain annual renewals of or replacements for our credit facility, the effects of a going concern audit opinion on our operations, our ability to successfully transition our billing function in-house from a third party vendor, our ability to accurately forecast bad debt expense, our ability to remediate the material weaknesses in our internal control over financial reporting, the continuation of favorable third party payor reimbursement for laboratory tests, our ability to obtain additional financing on acceptable terms or at all, unanticipated expenses or liabilities or other adverse events affecting cash flow, uncertainty of success in identifying and developing new diagnostic tests or novel markers, our ability to fund development of new diagnostic tests and novel markers and the amount of resources we determine to apply to novel marker development and commercialization, failure to obtain Food and Drug Administration clearance or approval for particular applications, our ability to compete with other technologies and with emerging competitors in novel cancer diagnostics and our dependence on third parties for collaboration in developing new tests, and those factors set forth under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and “Financial Statements” in this Quarterly Report on Form 10-Q and disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and “Financial Statements and Supplementary Data” included in our Annual Report on Form 10-K for the year ended December 31, 2008.  Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied upon as an indication of future performance. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by this cautionary statement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not occur.

Overview and Outlook

We are an advanced oncology diagnostic services company, headquartered in Aliso Viejo, California.  We combine innovative technologies, clinically meaningful diagnostic tests, and world-class pathology expertise to assess and characterize cancer.  Our mission is to help improve the lives of those affected by cancer through translating cancer discoveries into better patient care.

Our strategic focus is on identifying high-quality and high-value opportunities to expand and differentiate our service offerings in a highly competitive market. An important aspect of our strategy involves the development of such opportunities by combining our medical expertise and available intellectual property with our sales and marketing team, resulting in the commercialization of novel oncology diagnostic tests (also referred to as “novel markers” or “biomarkers”).  Novel oncology diagnostic tests detect characteristics of an individual’s tumor or disease that, once identified and characterized, allow for more accurate prognosis, diagnosis, and treatment.  Our strategy also includes the identification of complementary business partners and technologies.  We believe that broader discovery and use of novel diagnostic tests will clarify and simplify critical decisions for healthcare providers and the biopharmaceutical industry. The growing demand for personalized medicine has generated a need for such novel diagnostic tests, creating a market widely expected by analysts to reach $3.0 billion by 2012.

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

Our Services

Overview

We provide a wide range of oncology diagnostic testing and consultative services which include technical laboratory services and professional interpretation by licensed physicians that specialize in pathology; such reports and analyses are provided to our customers through our internet-based portal, PATHSiTE.™

Our anatomic pathology services are focused on the most common types of solid tumors: breast, prostate, lung, and colon, representing over 80% of annual diagnosed cases in the United States. We also offer an extensive menu of hematopathology testing for leukemia and lymphoma. Our laboratory continues to expand its service offerings as new assays emerge. We also provide a complete complement of commercial services to biopharmaceutical companies and other research organizations, ranging from diagnostic testing services to the development of directed diagnostics through clinical trials.

New Tests Launched in 2009

During the second quarter of 2009, we launched the Clarient Insight® Dx Breast Cancer Profile (“Clarient Insight® Dx”), a prognostic test which has been clinically validated for women with early-stage, hormone-receptor-positive breast cancer.  Clarient Insight® Dx uses a combination of pathology risk factors and molecular markers to categorize patients as either high or low risk for recurrence of breast cancer, utilizing a non-linear mathematical algorithm incorporating clinical and key pathologic variables into a continuous risk score.  The main prognostic factors associated with breast cancer are the number of lymph nodes involved, tumor size, histological grade, and hormone receptor status, though some patients have a recurrence despite having a tumor with good prognostic features.  Breast cancer has multiple clinical presentations, and the therapy for it should be chosen according to the patient’s tumor characteristics, previous treatment, and performance status with the goal of improving survival without compromising their quality of life, and to this end, Clarient Insight® Dx provides physicians with meaningful data to treat their patients.

We also launched a new gene mutation test (“EGFR Mutation Test”) during the second quarter of 2009 that can help physicians select the proper therapy for patients with non-small cell lung cancer (“NSCLC”).  There are a number of drugs used for the treatment of NSCLC.  We expect that our EGFR Mutation Test will provide pathologists and oncologists with the necessary data to best treat their patients, ensuring that unnecessary toxicities and treatment delays are avoided, and result in the reduction of the overall cost of therapy.

Test Methodologies

Our extensive menu of over 350 diagnostic tests used to assess and characterize cancer includes various methodologies which incorporate the latest laboratory technologies: immunohistochemistry (“IHC”), flow cytometry, molecular/PCR, fluorescent in situ hybridization (“FISH”), cytogenetics, and histology, which are described below:

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

Employees

As of September 30, 2009, we, inclusive of Clarient Pathology Services, Inc. (defined in Note 1 to the Condensed Consolidated Financial Statements), had 340 employees: 187 in laboratory diagnostics, research and development, and support positions; 93 in executive, finance, information technology, billing, and administrative positions; and 60 in sales and marketing positions.  We are not subject to any collective bargaining agreements, and we believe that our relationship with our employees is good. In addition to full-time employees, we utilize the services of various independent contractors, primarily for certain product development, marketing, and administrative activities.

Billing

Our net revenue is predominately derived from performing oncology diagnostic testing services which are billed to third parties (Medicare and private health insurers), clients (pathologists, hospitals, clinics), and patients.

Third-party billing

The majority of our net revenue is generated from patients who utilize health insurance coverage through Medicare or private health insurers.

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

The amount that we are able to be reimbursed from private health insurers is based on several factors, including: the type of insurance coverage (for example, health maintenance organization or preferred provider organization), whether the services are considered to be in network or out of network by the health insurance provider, and the amount of any co-pays or deductibles for which the patient is responsible.

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

The following summarizes the Medicare reimbursement rates under the Physician Fee Schedule for the most common CPT codes used in our laboratory services (“TC” modifier denotes Technical services, “26” modifier denotes Professional services, and no modifier denotes Global services).  The below CPT codes were associated with a substantial portion of our revenue for the nine months ended September 30, 2008 and 2009.

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

Characteristics of Our Net Revenue and Expenses

Net revenue

Net revenue is derived from billing governmental and private health insurers, clients, and patients for the services that we provide.  We report revenue net of “contractual allowances” which is defined and discussed within the “Critical Accounting Policies and Estimates” section below.  Bad debt expense is recorded as an operating expense, and is a key component of our overall operating performance.

Cost of services

Cost of services includes compensation (including stock-based compensation) and benefits of laboratory personnel, laboratory support personnel, and pathology personnel.  Cost of services also includes depreciation expense of laboratory equipment, laboratory supplies expense, allocated facilities-related expenses, and certain direct costs such as shipping.   See Note 14 to the Condensed Consolidated Financial Statements for a discussion of certain prior year adjustments of expense classifications between cost of services and operating expenses.

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

Bad debt

Bad debt consists of estimated uncollectible accounts, or portions thereof, recorded during the period.   The process of evaluating the required allowance for doubtful account, and resulting bad debt expense, at each period end involves an evaluation of historical collection experience to aged receivable balances by payor class, and also involves our significant assumptions and judgment for those receivables we consider unlikely to be collected.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities as of the dates of the balance sheets and revenue and expenses for the periods presented.

Management believes that the following estimates are the most critical to understand and evaluate our reported financial results, which require management’s most difficult, subjective, or complex judgments, resulting from the need to make estimates that are inherently uncertain.

Revenue recognition

Net revenue for our diagnostic services is recognized at the time of completion of discreet diagnostic tests which comprise a patient encounter at a specific date of service (commonly referred to as an “accession”).   Our services are billed to various payors, including Medicare, private health insurance companies, healthcare institutions, and patients.  We utilize published fee schedules from CMS for recognized revenue for amounts billed to Medicare for our services.  We report revenue for our services from contracted payors, including certain private health insurance companies and healthcare institutions, based on the contracted rate (which is generally based on the CMS published fee schedule) or in certain instances, our estimate of such rate.

The difference between the amount billed and the amount recognized as revenue is the result of standard discounts (commonly referred to as “contractual allowances”).  We report net revenue from non-contracted payors, including certain private health insurance companies, based on the amount expected to be approved for payment for our services.  Subsequent revenue adjustments for non-contracted payors are recognized in the period realized.  Patient revenue is divided into two classes: direct bill and indirect bill.  The amount recognized as net revenue for direct bill patients is based on a standard multiple of the CMS published fee schedule.  The amount recognized as net revenue for indirect bill patients is based on their co-pay or deductible obligation with their primary insurance payor.

Allowance for doubtful accounts and bad debt expense

An allowance for doubtful accounts is recorded for estimated uncollectible amounts due from our various payor groups.  The process for estimating the allowance for doubtful accounts involves significant assumptions and judgments. Specifically, the allowance for doubtful accounts is adjusted periodically, and is principally based upon an evaluation of historical collection experience of accounts receivable by age for our various payor classes.  After appropriate collection efforts, accounts receivable are written off and deducted from the allowance for doubtful accounts.  Additions to the allowance for doubtful accounts are charged to bad debt expense.  The payment realization cycle for certain governmental and managed care payors can be lengthy, involving denial, appeal, and adjudication processes, and is subject to periodic adjustments that may be significant.

During the third quarter of 2009, we refined our model for estimating an appropriate allowance for doubtful accounts at period end, utilizing historical payment information by payor class and receivable age, which was not previously available to us in sufficient form and content.  Nonetheless, due to a combination of objective and subjective factors in our previous model for estimating an appropriate allowance for doubtful accounts, our reported net accounts receivable of $24.6 million as of September 30, 2009 would not have been materially different had the previous model been applied in the third quarter of 2009.

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

Results of Operations

Three Months ended September 30, 2009 versus Three Months ended September 30, 2008

The following table presents our results of continuing operations and the percentage of the quarters’ net revenue (in thousands):

	Three Months Ended September 30, 2009		Three Months Ended September 30, 2008
Net revenue	$21,425	100.0%	$18,997	100.0%
Cost of services	9,796	45.7%	8,596	45.3%
Gross profit	11,629	54.3%	10,401	54.7%
Operating expenses:
Sales and marketing	4,194	19.6%	2,634	13.9%
General and administrative	6,030	28.1%	3,377	17.8%
Bad debt	4,214	19.7%	4,107	21.6%
Research and development	282	1.3%	98	0.5%
Total operating expenses	14,720	68.7%	10,216	53.8%
Income (loss) from operations	(3,091)	(14.4)%	185	0.1%
Interest expense, net	144	0.7%	2,399	12.6%
Income tax expense	—	—	—	—
Loss from continuing operations, net of income taxes	$(3,235)	(15.1)%	$(2,214)	(11.7)%

See Note 14 to the Condensed Consolidated Financial Statements for a discussion of certain current and prior year adjustment of expense classifications between cost of services and operating expenses.

Net Revenue

Net revenue of $21.4 million for the three months ended September 30, 2009 increased 12.8% or $2.4 million from $19.0 million in the prior year period.  Our net revenue increase in the three months ended September 30, 2009 as compared to prior year period and three months ended June 30, 2009, was limited by additional contractual allowances recorded during the third quarter of 2009, which are commonplace in our sector.  Test volume for the three months ended September 30, 2009 increased to approximately 240 thousand tests, a 15.0 % increase from the same period in 2008.  Our increased net revenue resulted from increased diagnostic services volume, increased Medicare reimbursement rates (further discussed below), and a favorable mix of higher-value services performed in the current period.  See the above “Billing” section for a table of Medicare reimbursement rates under the Physician Fee Schedule for the most common CPT codes associated with our laboratory services in 2009 and 2008.

Our menu of oncology diagnostic testing services was expanded in the first quarter of 2008 to include markers for tumors of the colon, prostate, and lung.  We expect to continue to expand our services menu to include markers for additional tumor types, and to deepen our market penetration for the diagnostic services that we currently provide.  We have also steadily increased the depth of our diagnostic services for certain cancer types, including lymphoma/leukemia.

Our expanded capabilities in the test methodologies of IHC, flow cytometry, FISH, and molecular/PCR, and our accompanying sales and marketing efforts, have enabled our net revenue growth in the three months ended September 30, 2009, as compared to the prior year period.  We anticipate that our net revenue will continue to increase as we further execute our commercial operation strategy of expanding the breadth and depth of our oncology diagnostic services and our sales and marketing efforts for such services.

Cost of Services and Gross Margin

Cost of services for the three months ended September 30, 2009 was $9.8 million compared to $8.6 million in the prior year period, an increase of $1.2 million or 14.0%. The $1.2 million increase was driven by a 15.0% increase in volume (as measured by the number of performed diagnostic tests), and was primarily related to: additional laboratory personnel costs of $1.0 million and increased cost of tests performed on our behalf by other laboratories of $0.2 million.

Gross margin for the three months ended September 30, 2009 was 54.3%, consistent with gross margin of 54.7% in the prior year period. Gross margin does not include bad debt expense, which impacts our overall results.  See discussion of bad debt expense below.

We anticipate that gross margins will improve as our testing volumes increase and we continue to improve the efficiency and effectiveness of our laboratory operations.  Gross margins could be adversely affected, however, if the adjusted Medicare reimbursement rates (effective January 1, 2009) are decreased after December 31, 2009.

Operating and Other Expenses

Sales and marketing

Sales and marketing expense of $4.2 million for the three months ended September 30, 2009 increased 59.2%, or $1.6 million, from $2.6 million in the prior year period.  The increase was primarily related to additional sales and marketing personnel costs of $1.3 million (which included increased sales commission expense of $0.5 million due to increased revenue), and a $0.2 million increase in travel-related expenses.

General and administrative

General and administrative expense of $6.0 million for the three months ended September 30, 2009 represents a $2.7 million or 78.6% increase from $3.4 million in the prior year period.  The $2.7 million increase is related to several factors which include, an increase in accounting and legal fees of $0.2 million during the current period which primarily relate to the registration and sale of a portion of Safeguard’s holdings in us, as discussed in Note 12 to the Condensed Consolidated Financial Statements, a $1.4 million increase in personnel expenses, as we further staffed our billing and collection, human resources, and information technology departments to support our growth, a $0.2 million increase related to the expansion and improvement of our laboratory and administrative facilities, a $0.3 million increase in stock based compensation, a $0.2 million increase in depreciation expense on recently deployed capital assets, and a $0.2 million increase in consulting expenses related to certain corporate initiatives.

Bad debt

Bad debt expense of $4.2 million for the three months ended September 30, 2009 increased by 0.1 million, or 2.6% from $4.1 million in the prior year period.  We recorded bad debt expense at a rate of approximately 19.7% and 21.6% of net revenue for the three months ended September 30, 2009 and 2008, respectively.   The percentage increase of bad debt expense to revenue in the current period is limited by a significant recording of bad debt expense in the third quarter of 2008 for certain accounts receivable then serviced by our former billing and collection service provider.

In the second quarter of 2009, our bad debt expense was $2.6 million, which represented 10.8% of revenue for the same period.  During the third quarter of 2009, we refined our model of estimating our allowance for doubtful accounts, based upon historical collection information not previously available to us in sufficient form and content.  Our process involved a detailed analysis of historical collections by each payor class since we began performing the billing and collection function in-house in June 2008.  Due to a combination of objective and subjective factors in our previous model for estimating an appropriate allowance for doubtful accounts and resulting bad debt expense, our reported bad debt expense of $4.2 million for the three months ended September 30, 2009 would not have been materially different had the previous model been applied in the third quarter of 2009.

We expect that as a percentage of net revenue, bad debt expense will decrease from the 19.7% level recorded in the third quarter of 2009, as we more effectively manage our billing and collection function and continue to improve our billing and collection processes.

Research and development

Research and development expense of $0.3 million for the three months ended September 30, 2009 increased by $0.2 million as compared to the prior year period.   Research and development expenses include compensation and benefits for research and development personnel, laboratory supplies, certain information technology personnel, consultants, and allocated facility-related costs.  Our research and development activities primarily relate to the development and validation of diagnostic tests in connection with our specialized oncology diagnostic services, as well as the development of technology to electronically deliver such services to our customers.

Interest expense, net

Interest expense, net, was $0.1 million and $2.4 million for the three months ended September 30, 2009 and 2008, respectively. Interest expense includes stated interest and fees on our credit facilities, plus the amortization of the fair value of issued common stock warrants in connection with borrowings under our former credit facility with Safeguard (see Note 7 to the Condensed Consolidated Financial Statements) and certain other lenders. The decrease in interest expense is primarily related to lower average outstanding short-term borrowings due to the repayment of our revolving credit facilities with Comerica and Safeguard as discussed in Note 7 to the Condensed Consolidated Financial Statements.  We recognized $-0- and $1.7 million of interest expense related to the value of such common stock warrants in the three months ended September 30, 2009 and 2008, respectively.

Nine months ended September 30, 2009 versus Nine months ended September 30, 2008

The following table presents our results of continuing operations and the percentage of the periods’ net revenue (in thousands):

	Nine months Ended September 30, 2009		Nine months Ended September 30, 2008
Net revenue	$68,347	100.0%	$51,799	100.0%
Cost of services	28,675	42.0%	24,465	47.2%
Gross profit	39,672	58.0%	27,334	52.8%
Operating expenses:
Sales and marketing	13,116	19.2%	7,664	14.8%
General and administrative	17,074	25.0%	13,289	25.7%
Bad debt	9,483	13.9%	7,734	14.9%
Research and development	805	1.2%	321	0.6%
Total operating expenses	40,478	59.2%	29,008	56.0%
Loss from operations	(806)	(1.2)%	(1,674)	(3.2)%
Interest expense, net	4,056	5.9%	5,747	11.0%
Income tax benefit (expense)	599	—	(6)	—
Loss from continuing operations, net of income taxes	$(4,263)	(6.2)%	$(7,427)	(14.3)%

See Note 14 to the Condensed Consolidated Financial Statements for a discussion of certain current and prior year adjustment of expense classifications between cost of services and operating expenses.

Net revenue

Net revenue of $68.3 million for the nine months ended September 30, 2009 increased 32.0% or $16.5 million from $51.8 million in the prior year period.  Test volume for the nine months ended September 30, 2009 increased to approximately 701 thousand tests, a 21.0% increase from the same period in 2008.  Our increased net revenue resulted from increased diagnostic services volume, increased Medicare reimbursement rates, and a favorable mix of higher-value services performed in the current period.  Our net revenue increase in the nine months ended September 30, 2009 as compared to prior year period, was limited by additional contractual allowances recorded during the third quarter of 2009, which are commonplace in our sector.

Cost of Services and Gross Margin

Cost of services for the nine months ended September 30, 2009 was $28.7 million compared to $24.5 million in the prior year period, an increase of $4.2 million or 17.2%. The $4.2 million increase was driven by a 21.0% increase in volume (as measured by the number of performed diagnostic tests), and was primarily related to: additional laboratory personnel costs of $1.8 million, increased laboratory supplies expense of $1.2 million, increased cost of tests performed on our behalf by other laboratories of $0.9 million, and an increase in shipping expense of $0.3 million.

Gross margin for the nine months ended September 30, 2009 was 58.0% compared to 52.8% in the prior year period. The increase in gross margin was primarily driven by an overall increase in volume and mix of the types of diagnostic tests performed.  In addition, employee productivity continues to improve based on our metrics of specimens prepared and tested by month per full-time equivalent (FTE) employee.   We have also realized greater general economies of scale in operations through our business growth as compared to the prior year.  Gross margin, however, does not include the bad debt expense that impacts our overall results.  See discussion of bad debt expense below.

Operating and Other Expenses

Sales and marketing

Sales and marketing expense of $13.1 million for the nine months ended September 30, 2009 increased 71.1%, or $5.5 million, from $7.7 million in the prior year period.  The increase was primarily related to additional sales and marketing personnel costs of $4.2 million (which includes increased sales commission expense of $1.8 million due to increased revenue), a $0.1 million increase in advertising and consulting expenses, and a $0.6 million increase in travel-related expenses.

General and administrative

General and administrative expense of $17.1 million for the nine months ended September 30, 2009 represents a $3.8 million or 28.5% increase over the prior year period of $13.3 million.  The $3.8 million increase is primarily related to $2.6 million of additional personnel expenses, as we further staffed our billing and collection, human resources, and information technology departments, an increase of $0.4 million of depreciation expense primarily related to information technology assets, and $0.6 million in expenses related to certain corporate development activities.  For the nine months ended September 30, 2009, general and administrative expenses were 25.0 % of net revenue, slightly less than 25.7% of net revenue in the prior year period.

Bad debt

Bad debt expense of $9.5 million for the nine months ended September 30, 2009 increased by $1.7 million, or 22.6% from $7.7 million in the prior year period.  We recorded bad debt expense at a rate of approximately 13.9% and 14.9% of net revenue for the nine months ended September 30, 2009 and 2008, respectively. The increase in bad debt expense in the current period is primarily related to our 32.0% increase in net revenue as compared to the prior year period.  Current period bad debt expense as percentage of net revenue slightly decreased as compared to the prior year period.  The decrease, however, is primarily due to a significant recording of bad debt expense for the nine months ended September 30, 2008, related to certain accounts receivable balances then serviced by our former billing and collection service provider.

During the third quarter of 2009, we refined our model of estimating our allowance for doubtful accounts, based upon historical collection information not previously available to us in sufficient form and content.  Our process involved a detailed analysis of historical collections by each payor class since we began performing the billing and collection function in-house in June 2008.  Due to a combination of objective and subjective factors in our previous model for estimating an appropriate allowance for doubtful accounts and resulting bad debt expense, our reported bad debt expense of $9.5 million for the nine months ended September 30, 2009 would not have been materially different had the previous model been applied during the same period.

Research and development

Research and development expense of $0.8 million for the nine months ended September 30, 2009 increased by $0.5 million as compared to the prior year period, primarily due to our increased activity in the development and validation of diagnostic tests.

Interest expense, net

Interest expense, net, was $4.1 million and $5.7 million for the nine months ended September 30, 2009 and 2008, respectively. Interest expense includes stated interest and fees on our credit facilities, plus the amortization of the fair value of issued common stock warrants in connection with borrowings under our retired credit facility with Safeguard (see Note 7 to the Condensed Consolidated Financial Statements). The decrease in interest expense is primarily related to the decrease in amortization of the fair value of common stock warrants issued to Safeguard in connection with the Safeguard facility; the amortization ceased in the second quarter of 2009 with the retirement of the Safeguard facility.  We recognized $2.5 million and $3.7 million of interest expense related to the amortization of the value of such common stock warrants in the nine months ended September 30, 2009 and 2008, respectively.

Liquidity and Capital Resources

Cash and Cash Equivalents

At September 30, 2009 and December 31, 2008, we had $8.1 million and $1.8 million of cash and cash equivalents, respectively.

Working Capital Surplus and Current Ratio

At September 30, 2009 and December 31, 2008, we had a working capital (total current assets minus total current liabilities) surplus and (deficit) of $21.2 million and $(12.5) million, respectively.

Our current ratio (total current assets divided by total current liabilities) at September 30, 2009 and December 31, 2008 was 2.50 and 0.65, respectively.

Operating Activities

Cash used in operating activities was $6.8 million for the nine months ended September 30, 2009, as compared to $2.9 million in the prior year period.  The primary factors of our cash used in operating activities was our net loss of $3.4 million and our net accounts receivable increase at September 30, 2009 of $4.3 million, or 21.1% from December 31, 2008. Our “days’ sales outstanding” (net accounts receivable divided by the rolling three-month average net revenue multiplied by the applicable number of days in the month) increased to 103 days at September 30, 2009 as compared to 85 days at December 31, 2008. The increase in our DSO is primarily a function of the recording of significant bad debt expense in the fourth quarter of 2008 for certain accounts receivable balances previously serviced by our former billing and collection service provider, and certain collection delays experienced in the first quarter of 2009, which have since been resolved.    During the nine months ended September 30, 2009 and 2008, our cash collections from customers totaled $54.1 million and $39.7 million, respectively, representing 79.2% and 76.7% of net revenue reported for the same periods, respectively.

On June 1, 2008, we established an in-house billing and collection department which has been steadily expanding since such time.  We continue to improve the effectiveness of our in-house billing and collection department and our billing and collection processes.  We therefore expect that our key financial metric of days’ sales outstanding will decrease, resulting in an improvement in our cash flows from operating activities.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2009 of $4.6 million consisted of $3.3 million of capital expenditures related primarily to purchases of new laboratory equipment and information technology system enhancements.  We also made deposits into two restricted cash accounts totaling $2.8 million.  The restricted cash accounts serve as security deposits for a standby letter of credit related to the lease of our Aliso Viejo, California facility and a capital lease of computer hardware.  In April 2009, we received $1.5 million in full satisfaction of terms associated with contingent purchase price in connection with the sale of our former equipment business (see Note 4 to the Condensed Consolidated Financial Statements).

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2009 was $17.7 million which we utilized to support our working capital needs.  The $11.6 million increase in cash provided by financing activities between the nine months ended September 30, 2009 and 2008 was primarily attributable to $40.0 million in gross proceeds from the sale of our Series A convertible preferred stock to Oak Investment Partners XII, Limited Partnership (“Oak”) on March 26, 2009 and May 14, 2009 (see Note 12 to the Condensed Consolidated Financial Statements), partially offset by net repayments of $21.2 million against our retired revolving credit facilities with Safeguard and Comerica, and our active Gemino Facility.

Credit Arrangements

The following table summarizes our outstanding balance under our credit arrangement (excluding capital lease obligations) and our remaining credit availability as of September 30, 2009 (in thousands):

	Outstanding September 30, 2009	Credit Availability September 30, 2009	Earliest Stated Maturity Date
Gemino Facility	$5,052	$—	January 31, 2011

As discussed in Note 12 to the Condensed Consolidated Financial Statements, on March 25, 2009 we entered into a Stock Purchase Agreement with Oak (the “Oak Purchase Agreement”), pursuant to which we agreed to sell and issue to Oak, up to an aggregate of 6.6 million shares of our Series A convertible preferred stock in two or more tranches for aggregate consideration of up to $50.0 million (the “Oak Private Placement”).  The initial closing of the Oak Private Placement occurred on March 26, 2009, at which time we issued and sold Oak an aggregate of 3.8 million preferred shares for aggregate consideration of $29.1 million.  After paying investment banker commissions and legal expenses, we used the remaining proceeds to repay in full the outstanding balance of $9.8 million on our revolving credit facility with Comerica Bank, support a $2.3 million standby letter of credit with Comerica Bank through opening a restricted cash account with Comerica Bank in the same amount, and repay $14.0 million of our mezzanine facility with Safeguard.

The second closing of the Oak Private Placement occurred on May 14, 2009, at which time we issued and sold Oak an aggregate of 1.4 million Preferred Shares (the “Second Oak Closing Shares”) for aggregate consideration of $10.9 million.  Of the $10.9 million of proceeds from the second closing of the Oak Private Placement, $5.7 million was used to repay in full and terminate the mezzanine facility with Safeguard. The remaining amount of $4.8 million, net of legal fees and investment banker commissions, supports our working capital requirements.  Though our Comerica and Safeguard facilities have been repaid and retired, we continue to maintain our credit facility (the “Gemino Facility”) with Gemino Healthcare Finance, LLC (“Gemino”).

The Gemino Facility contains certain financial and non-financial covenants which require our compliance, as described within Note 7 to the Condensed Consolidated Financial Statements.  Failure to maintain compliance would constitute an event of default.  The Gemino Facility also contains a material adverse change (“MAC”) clause.  If we encountered difficulties that would qualify as a MAC in our (i) operations, (ii) condition (financial or otherwise), or (iii) ability to repay the amount outstanding, our credit agreement could be cancelled at Gemino’s sole discretion.   Gemino could then elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing such indebtedness.  We believe, though can provide no assurance, that we will be able to meet the financial covenants, as amended (see below), and will not encounter a MAC triggering event associated with the Gemino Facility.

The minimum “fixed charge coverage ratio” required by the Gemino Facility (as defined within Note 7 to the Condensed Consolidated Financial Statements) through September 30, 2009 was 1.10.  Our calculated “fixed charge coverage ratio” through September 30, 2009 was 0.83.  Accordingly, we were not in compliance with the minimum “fixed charge coverage ratio” covenant as of September 30, 2009.  On November 13, 2009, we obtained a waiver of non-compliance from Gemino.

On November 13, 2009, we executed the November 2009 Gemino Amendment.  The November 2009 Gemino Amendment (i) extended the maturity date of the Gemino Facility from January 31, 2010 to January 31, 2011, (ii) removed the “excess liquidity” covenant, (iii) increased the facility’s “advance rate” from 75% to 85%, (iv) eliminated the minimum “fixed charge coverage ratio” covenant through December 31, 2009, (v) includes a “maximum loan turnover ratio” (average monthly loan balance divided by average monthly cash collections multiplied by 30 days) of 35 days, only for the three months ending December 31, 2009, (vi) requires a minimum annualized “fixed charge coverage ratio” covenant of 1.00 for the three months ending March 31, 2010, 1.10 for six months ending June 30, 2010, 1.20 for the nine months ending September 30, 2010, and 1.20 for the twelve months ending December 31, 2010 and thereafter, and (vii) reduced the commitment fee from 0.75% to 0.50% per year on the daily average of unused credit availability.

Going Concern Considerations

In Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”), filed on March 19, 2009 with the United States Securities and Exchange Commission (“SEC”), we discussed the specific factors that led to substantial doubt about our ability to continue as a going concern.

Since the 2008 Form 10-K was filed, certain transactions were completed that significantly strengthened our capitalization and liquidity metrics, as discussed above in the “Credit Arrangements” and “Working Capital Surplus and Current Ratio” sections.  Our assessment of our ability to continue as a going concern is ongoing.

In the event the repayment of the outstanding amounts under our facility with Gemino is accelerated, we may be able to repay our obligation to Gemino through our cash and cash equivalents, assuming our current cash burn rates remain consistent.  In that event, we would likely seek alternative sources of financing to support our working capital requirements, though there can be no assurance that we would be able to secure such financing on commercially reasonable terms, if at all.  We would also consider the completion of an additional closing or additional closings under the Oak Private Placement for up to $10.0 million, subject to agreement with Oak (see Note 12 to the Condensed Consolidated Financial Statements).  We rely on our cash collections to support our working capital requirements.

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with our belief that we will be able to meet our cash requirements for the next twelve months and continue as a going concern. If our cash collections in the coming year are not sufficient, or if we are unable to meet the covenants of our amended credit agreement, we may require additional financing which may not be available in sufficient amounts or on terms that are acceptable to us.

In-House Billing and Collection

On June 1, 2008, our in-house billing and collection department began operations, utilizing licensed billing and collection software.  During the fourth quarter of 2008 we ceased utilizing the services of our former billing and collection service provider.  The level of cash collections by our in-house billing and collection department in 2008 did not increase at the same rate as our net revenue increased.  We did not have adequate internal resources to address the unanticipated issues that arose during the establishment of our internal billing and collection department.  Certain of such issues continued through December 31, 2008 and into early 2009.  Consequently, our collection efforts were negatively impacted in the first quarter of 2009, and to a lesser extent in the second and third quarters of 2009.

We continue to improve the overall quality of our billing and collection processes and more effectively manage our in-house billing and collection function.  In the second and third quarters of 2009, we experienced improved collection results as compared to the first quarter of 2009 and second half of 2008.   As we rely on our cash collections to support our general working capital needs, it is critical that we continue to improve the overall effectiveness of our billing and collection department in fourth quarter of 2009 and beyond.

Contractual Obligations

The following table summarizes our contractual obligations and commercial commitments at September 30, 2009, including our facility lease and borrowings on equipment subject to capital leases. Our credit facility with Gemino was amended in February 2009 (see Note 7 to the Condensed Consolidated Financial Statements), which resulted in an extended maturity date.  The below table excludes scheduled sublease receipts and any remaining amounts necessary to complete our leasehold improvements.

	Payment due by period at September 30, 2009
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(in thousands)
Gemino Facility	$5,052	$5,052	$—	$—	$—
Capital lease obligations	1,482	676	806	—	—
Operating leases	10,476	1,639	3,399	3,482	1,956
Total	$17,010	$7,367	$4,205	$3,482	$1,956

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

As of September 30, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, except our relationship with CPS, as described in Note 1 to the Condensed Consolidated Financial Statements.  As such, we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

Several new accounting standards have been issued and adopted recently. None of these standards had a material impact on our present or future financial position, results of operations, or liquidity.  See Note 5 to the Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our cash and cash equivalents are not subject to significant interest rate risk due to the short term maturities of these investments.  As of September 30, 2009 the carrying value of our cash and cash equivalents approximates fair value.

We had $5.1 million of variable interest rate debt outstanding at September 30, 2009 under our Gemino Facility.  Borrowings bear interest at an annual rate equal to 30-day LIBOR (subject to a minimum annual rate of 2.50% at all times) plus an applicable margin of 6.0% during 2009 and 2010.  The variable interest rate applicable of our Gemino Facility may therefore expose us to market risk due to changes in interest rates of 30-day LIBOR.  A hypothetical 10% increase in the applicable interest rate on our Gemino Facility would negatively affect our pre-tax results of operations and cash flows by approximately $0.5 million on an annualized basis, assuming our average outstanding borrowings remained at $5.1 million.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, because of material weaknesses in internal control over financial reporting discussed in Management’s Report on Internal Control Over Financial Reporting included in our Annual Report on Form 10-K for the year ended December 31, 2008, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

During the nine months ended September 30, 2009, we made significant progress in executing our plan to remediate the three material weaknesses in our internal control over financial reporting, existing as of December 31, 2008.  The three material weaknesses, and our associated remediation plan, are discussed in Item 9A - Remediation of Material Weakness to our Annual Report on Form 10-K for the year ended December 31, 2008.  We continue to evaluate the design and operating effectiveness of our overall internal control over financial reporting.

In July 2009, we began utilizing a new enterprise resource planning system (“ERP”).  The ERP has various modules which impact our internal control over financial reporting.  Although we believe that we have appropriately designed the ERP to reasonably ensure that our objectives associated with internal control over financial reporting are met, our testing of the operating effectiveness of the internal control over financial reporting related to the ERP is ongoing.

In light of our unremediated material weaknesses as of September 30, 2009, we performed additional post-closing procedures and analyses in order to prepare the accompanying Condensed Consolidated Financial Statements and Notes thereto.  As a result of our procedures and analyses, we believe such amounts present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

There were no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially impacted, or are likely to reasonably affect, our internal control over financial reporting.

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

In July 2008, we entered into a credit facility with Gemino.  The Gemino Facility was amended in January 2009, February 2009, and November 2009.  The Gemino Facility, as amended, contains a financial covenant which requires us to meet a minimum “fixed charge coverage ratio” through January 2010.

The “fixed charge coverage ratio” covenant requires us to maintain a minimum ratio on a cumulative annualized basis of 1.00 through June 30, 2009, 1.10 through September 30, 2009, and        through December 31, 2009.  The “fixed charge coverage ratio” is defined as the ratio of EBITDA (net income plus interest expense, tax expense, depreciation/ amortization expense, and stock based compensation expense) to the sum of (i) interest expense paid in cash on the Gemino Facility, plus (ii) interest expense paid in cash on the prior credit facilities with Safeguard, and Comerica, plus (iii) payments made under capital leases, plus (iv) fees paid to Safeguard pursuant to its guarantee of our prior credit facility with Comerica, plus (v) unfinanced capital expenditures, plus (vi) taxes paid.

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

Our calculated “fixed charge coverage ratio” through September 30, 2009 was 0.83.  Accordingly, we were not in compliance with the minimum “fixed charge coverage ratio” covenant as of September 30, 2009.  On November 12, 2009, we obtained a waiver of non-compliance from Gemino.

Despite such non-compliance as of September 30, 2009, we expect to be in compliance with all covenants contained within the Gemino Facility through December 31, 2009, though such outcome is uncertain. As of September 30, 2009, we had approximately $5.1 million outstanding indebtedness under our facility with Gemino, and $8.1 million of cash and cash equivalents.  In the event the facility with Gemino is accelerated, we may be able to repay our obligation to Gemino through our cash and cash equivalents, assuming our current cash burn rates remain consistent.  In addition, we would likely seek alternative sources of financing to support our prospective working capital requirements, though we may be unable to secure such financing on commercially reasonable terms, if at all.

During 2006 and 2007, we were unable to comply with certain financial covenants (including the requirement that we maintain a minimum tangible net worth and operating cash) under our previous credit agreements with General Electric Capital Corporation (which we repaid in full on March 17, 2008) and Comerica Bank (which we repaid in full on March 26, 2009).  While our lenders waived such non-compliance, if a default occurs in the future under our credit facility with Gemino, Gemino could elect to declare the indebtedness under the facility, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing such indebtedness.

Health Care Reform Initiatives

Health care reform has been identified as a priority by President Obama and other political leaders, business leaders, public advocates, policy experts, and candidates for office at the federal, state and local levels.  Proposals include, among others:  (1) establishing universal health care coverage or purchasing pools; (2) modifying how hospitals, physicians and other health care providers are paid; (3) evaluating hospitals, physicians and other health care providers on a variety of quality and efficacy standards to support pay-for-performance systems and (4) investing in health information technology and medical research. Congress and the Obama administration have indicated their intent to institute significant health care reform in the coming year.  The President’s budget for fiscal year 2010 proposes a health care reserve fund of over $600 billion to implement comprehensive health reforms over a ten-year period.  Various reforms are also under consideration by Congress.  Although health care reform may be financed in part by cuts in government health care payments, health care reform could be implemented in a way that is beneficial to healthcare providers if increased payments are available for more people who are currently uninsured or under insured.  In order to pay for health reform initiatives, the Obama administration is considering to make significant cuts in Medicare payments.  Our net revenue could be adversely affected by potential adjustments to Medicare reimbursement rates for our laboratory diagnostic services.

Item 6. Exhibits

The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this report.

			Incorporated Filing Reference
Exhibit Number		Description	Form Type & Filing Date	Original Exhibit Number

10.	1	Amended and Restated Professional Services Agreement by and between Clarient Diagnostic Services, Inc., Clarient, Inc., and Clarient Pathology Services, Inc., dated September 1, 2009.	Form 8-K 9/4/09	10.1

10.	2*	Employment Agreement, dated as of September 17, 2009, by and between Clarient, Inc and Dr. Kenneth J. Bloom.	Form 8-K 9/22/09	10.1

10.	3† (1)	License Agreement, dated January 8, 2008, by and between Prediction Sciences, LLC and Clarient, Inc. for the exclusive license to use Prediction Sciences, LLC mathematical algorithm in connection with Clarient’s Insight®Dx Breast Cancer Profile.	—	—

10.	4† (1)	Amendment No. 1, dated October 1, 2009, to the License Agreement, dated January 8, 2008, by and between Prediction Sciences, LLC and Clarient, Inc. for the exclusive license to use Prediction Sciences, LLC mathematical algorithm in connection with Clarient’s Insight®Dx Breast Cancer Profile.	—	—

10.	5†	Third Amendment to Credit Agreement dated November 13, 2009, by and among Clarient, Inc., Clarient Diagnostic Services, Inc., ChromaVision International, Inc. and Gemino Healthcare Finance, LLC.	—	—

31.	1†	Certification of Ronald A. Andrews Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.	—	—

31.	2†	Certification of Raymond J. Land Pursuant to Rules 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.	—	—

32.	1†	Certification of Ronald A. Andrews Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.	—	—

32.	2†	Certification of Raymond J. Land Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.	—	—

99.	1	Underwriting Agreement, dated August 27, 2009, by and among Clarient, Inc., Safeguard Delaware, Inc., Safeguard Scientifics (Delaware), Inc. and Stephens, Inc., as the representative of several underwriters.	Form 8-K 8/28/09	1.1

99.	2	Lock-Up Agreement, dated August 27, 2009, between Clarient, Inc. and Stephens Inc., as the representative of several underwriters.	Form 8-K 8/28/09	1.2

99.	3	Letter from KPMG LLP, dated September 25, 2009, to the Securities and Exchange Commission regarding the change in certifying accountant.	Form 8-K 9/28/09	16.1

†	Filed herewith
*	This exhibit relates to management contracts or compensatory plans, contracts or arrangements in which directors and/or executive officers of the Registrant may participate
(1)

Portions of this exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Registrant’s application requesting confidential treatment under 24b-2 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLARIENT, INC.

DATE: November 13, 2009	BY:	/s/ RONALD A. ANDREWS
Ronald A. Andrews
Vice Chairman and Chief Executive Officer

DATE: November 13, 2009	BY:	/s/ RAYMOND J. LAND
Raymond J. Land
Senior Vice President and Chief Financial Officer