Form 10-K
period 2009-12-31
CLARIENT, INC
filed 2010-03-16
CIK 1038223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
Commission File Number 0-22677
CLARIENT, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2649072 (IRS Employer Identification Number)

31 Columbia
Aliso Viejo, CA (Address of principal executive offices)	92656-1460 (Zip code)
(949) 425-5700
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01	The Nasdaq Stock Market, LLC
Securities registered pursuant to Section 12(g) of the Act:
NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $112,434,296 based on the closing price as reported on the NASDAQ Capital Market.
The number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date,

Class	Outstanding at March 8, 2010

Common Stock, $0.01 par value per share	84,103,031 shares
DOCUMENTS INCORPORATED BY REFERENCE
The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: definitive proxy statement for the registrant’s 2010 Annual Meeting of Stockholders—Part III, Items 10, 11, 12, 13, and 14

Cautionary Note Concerning Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industries in which we operate and other matters, as well as management’s beliefs and assumptions and other statements regarding matters that are not historical facts. These statements include, in particular, statements about our plans, strategies and prospects. For example, when we use words such as “projects,” “expects,” “forecasts,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Our forward-looking statements are subject to risks and uncertainties. Factors that might cause actual results to differ materially, include, but are not limited to: our ability to continue to develop and expand our diagnostic services business, uncertainties inherent in our product development programs, our ability to expand and maintain a successful sales and marketing organization, our ability to maintain compliance with financial and other covenants under our credit facility, limitations on our ability to borrow funds under our credit facility based on our qualified accounts receivable and other liquidity factors, our ability to obtain annual renewals of or replacements for our credit facility, our ability to successfully manage our in-house billing function, our ability to accurately forecast bad debt expense, the continuation of favorable third party payor reimbursement for laboratory tests, our ability to obtain additional financing on acceptable terms or at all, unanticipated expenses or liabilities or other adverse events affecting cash flow, uncertainty of success in identifying and developing new diagnostic tests or novel markers, our ability to fund development of new diagnostic tests and novel markers and the amount of resources we determine to apply to novel marker development and commercialization, failure to obtain Food and Drug Administration, or FDA, clearance or approval for particular applications if/when required, our ability to compete with other technologies and with emerging competitors in novel cancer diagnostics and our dependence on third parties for collaboration in developing new tests, and those factors set forth under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this Annual Report on Form 10-K and the financial statements and the notes thereto. Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied upon as an indication of future performance. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by this cautionary statement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not occur.
PART I

Item 1.	Business
Company Overview
Clarient, Inc., a Delaware corporation (“Clarient,” the “Company,” “we,” “us,” or “our”), is an advanced oncology diagnostics services company, headquartered in Aliso Viejo, California, and incorporated in 1993. Our mission is to help improve the lives of those affected by cancer through translating cancer discoveries into better patient care. We combine innovative technologies, clinically meaningful diagnostic tests, and world-class pathology expertise to provide advanced diagnostic services that assess and characterize cancer for physicians treating their patients, as well as for biopharmaceutical companies in the process of clinically testing various therapies. Our customers are connected to our Internet-based portal, PATHSiTE®, that delivers high resolution images and critical interpretative reports resulting from our diagnostic testing services.
Our strategic focus is centered on identifying high-value opportunities that enable the expansion and differentiation of our cancer diagnostic services within the highly competitive medical laboratories sector in which we operate. We commercialize our services through our highly developed channels with community pathologists, oncologists, universities, hospitals, and pharmaceutical researchers. An important aspect of our strategy is to develop and expand our diagnostic offerings by applying our technical and medical expertise in combination with available intellectual property. Our diagnostic tests utilize “biomarkers” which are present in human tissues, cells, or fluids to aid in understanding a cancer patient’s diagnosis, prognosis, and expected outcome from the use of specific therapeutics. We believe that diagnostic tests which utilize biomarkers help bring clarity to critical decision making points related to cancer treatment for healthcare providers and the biopharmaceutical industry.

Company Evolution
With the completion of the human genome project in the late 1990s, medical science has entered a new era of diagnostics that will move us closer than ever before to understanding the molecular causes of complex diseases, particularly cancer. As a result, the landscape of cancer management and treatment is undergoing significant change. There is now an escalating need for advanced oncology testing to provide physicians with necessary information on the cellular molecular profile of a specific tumor, enabling the selection of the most appropriate therapies. Significant business opportunities exist for companies that are able to execute strategies to extract value from this new environment. For this reason, we began operating under a new business plan in the third quarter of 2004 by launching a business initiative—building a laboratory facility providing comprehensive services focused on cancer testing for both the clinical and biopharmaceutical markets—capitalizing on the growth that is widely anticipated over the next five to ten years in the cancer diagnostics market.
In 2005, we changed our corporate name and completed the first stage of the transformation of our business from ChromaVision Medical Systems, Inc. (positioned as a medical device provider with a single application) to Clarient, Inc. (positioned as a technology and services company offering a broad menu of advanced tests to assess and characterize cancer). We gathered an experienced group of professionals from the anatomic pathology laboratory and the in-vitro diagnostics businesses to carefully guide this transition. We have achieved rapid growth by commercializing a set of services which focuses on the needs of the community pathologist. In June 2005, we kicked off the second stage of our business strategy when we signed a distribution and development agreement with Dako A/S (“Dako”), a Danish company recognized as a worldwide leader in pathology diagnostics systems. The agreement with Dako enabled us to strengthen our legacy position as a leader in cellular digital image analysis with the ACIS® Automated Image Analysis System (“ACIS”).
In 2006, we built upon our core capabilities within immunohistochemistry (“IHC”), a diagnostic testing methodology, with the addition of flow cytometry and fluorescent in situ hybridization (“FISH”) molecular testing methodologies. These additions positioned us to move beyond solid tumor testing into the important area of leukemia/lymphoma assessment.
In March 2007, we entered the third stage of our business strategy by selling our instrument systems business, consisting of certain tangible assets, inventory, intellectual property (including our patent portfolio and the ACIS and ChromaVision trademarks), contracts, and other assets used in the operations of the instrument systems business (the “Technology Business”), to Carl Zeiss MicroImaging, Inc. (“Zeiss”), an international leader in the optical and opto-electronics industries (the “ACIS Sale”). The ACIS Sale provided us with additional financial resources to focus our efforts on the most profitable and fastest growing opportunities within our services business. We believe that our strength as an advanced oncology diagnostics services laboratory, our strong commercial reach with cancer-focused pathologists, our unique delivery of completed services through PATHSiTE®, our deep domain expertise, and our access to robust intellectual property can propel our continued growth through the development of additional tests, unique analytical capabilities, and novel service offerings.
In December 2009, we acquired Applied Genomics, Inc. (“AGI”), a company focused on the research and development of multivariate IHC biomarkers for use in assessing the recurrence rates of various cancer types, and the likelihood of response to various treatment options. The AGI acquisition provides us with ready-for-market IHC-based tests, particularly in assessing and characterizing lung cancer, pending the completion of validation procedures required under clinical laboratory regulations. The AGI acquisition also provides us with intellectual property content and tissue bank samples for our ongoing research and development efforts.
Significant Stockholders
Safeguard Scientifics, Inc. (NYSE: SFE) and certain of its subsidiaries comprise our single largest stockholder, holding 28.0% of our issued and outstanding voting securities as of December 31, 2009. We refer to Safeguard Scientifics, Inc. and/or its subsidiaries collectively herein as “Safeguard.” Our other significant stockholder is Oak Investment Partners XII, Limited Partnership, holding 20.0% of our issued and outstanding voting securities as of December 31, 2009. We refer to Oak Investment Partners XII, Limited Partnership herein as “Oak.”

Market Overview and Opportunity
Personalized medicine is defined by the U.S. Congress, as “the application of genomic and molecular data to better target the delivery of health care, facilitate the discovery and clinical testing of new products, and help determine a person’s predisposition to a particular disease or condition”. Personalized medicine currently has the attention of the federal and state governments, the national healthcare community, and the national media. Such attention has impacted the awareness and demand for personalized cancer diagnostic testing, a market widely expected by analysts to grow between $1.5 billion and $3.0 billion over today’s market size. Many factors will contribute to the expected increase in demand for our diagnostic and interpretive services, including an increased incidence of cancer within an aging U.S. population, cancer therapeutics developed by biopharmaceutical companies which require companion diagnostics (defined below), and new technologies which will enable the development of novel diagnostic tests. Recent trends indicate that medical treatment decisions are likely to involve the assessment of a complex panel of protein-and-gene based testing, rather than simply a single test. Diagnostic and predictive testing for these therapies will likely become increasingly complex, which will increase demand for sophisticated diagnostic tests. Such tests will also require additional expertise to interpret test results and/or assist pathologists in such interpretations.
The advent of proteomics—the scientific study of the structure and function of proteins and their activation pathways—has provided the ability to characterize cells associated with a number of diseases, including cancer. Such knowledge may be applied to gain insight into the molecular profile of a disease and to clarify the most probable pathway of disease progression. Many biopharmaceutical companies are rapidly developing drugs to inhibit or reduce the adverse effects of certain proteins in cancer progression. These drugs target tumor cells which exhibit certain molecular characteristics, with the goals of yielding better patient outcomes and fewer drug side effects.
Biopharmaceutical companies are investing billions of dollars in the development of high-potential targeted therapies, making this one of the fastest growing segments of oncology drug development. Each day of a delay to market has a substantial and quantifiable cost for these companies. Furthermore, many of these therapies will require a specific test (referred to as a “theranostic” or “companion diagnostic”) to assist physicians in selecting the right drug for the right patient. Beginning early in the process, the same theranostic is likely to accelerate the process for drug approval and market introduction by guiding selection of the most appropriate patients for the clinical trials. The FDA’s “Critical Path Initiative” is facilitating a national effort to modernize the scientific process through which a potential human drug, biological product, or medical device is transformed from a discovery or “proof of concept” into a medical product. We believe the companion diagnostic tests which we currently offer, and the tests that we are developing, are a key to this transformation.
Based on data from industry consultants, we estimate that there are over 600 active drug projects in clinical trials focused on an estimated 45 cancer indications. Of these, over 80 therapies are in Phase III clinical trials, and more than 300 compounds are in Phase II clinical trials. Over 65% of these compounds are directed at specific molecular targets. Of the compounds directed at specific targets, we believe over 50% are directed at the top five solid tumor cancers (lung, breast, ovarian, colon, and prostate), and over 15% are directed at the areas of leukemia/lymphoma. We have focused our core capabilities on these five solid tumor cancers and leukemia/lymphoma.
As the compounds that represent targeted therapies are released to the market, the way that cancer is managed will change dramatically. The result will be a clinical need for quantitative or semi-quantitative measurement of the relevant targeted proteins within a cancer cell. An example of a targeted therapy that uses a companion diagnostic test is Genentech, Inc.’s Herceptin®, which specifically targets breast tumors that over express Her2/neu protein on the cell membrane. The National Comprehensive Cancer Network (NCCN), a not-for-profit alliance of 21 of the world’s leading cancer centers, currently mandates that all new breast tumors be tested for Her2/neu expression levels.
Anatomic pathologists specialize in diagnosing abnormal changes in tissue. When using traditional methods only, pathologists often have difficulty determining which patients are most likely to benefit from new therapies. We believe that today’s pathologists need to be empowered with the most advanced resources and information available for the personalized treatment of the patient.
Operating Segment
We have one reportable operating segment that delivers oncology diagnostic testing services to community pathologists, oncologists, biopharmaceutical companies, and researchers. At December 31, 2009, all of our services were provided within the United States, and substantially all of our assets were located within the United States. We previously had an additional operating segment which consisted of a business sold on March 8, 2007. That business developed, manufactured, and marketed certain instrument systems — see Note 4 to the Consolidated Financial Statements.

Our Services
Overview
We provide a wide range of oncology diagnostic testing and consultative services which include technical laboratory services and professional interpretation of laboratory test results by licensed physicians that specialize in pathology; such reports and analyses primarily are provided to our customers through our Internet-based portal, PATHSiTE®.
Our services are focused on the most common types of solid tumors: breast, ovarian, prostate, lung, and colon, representing over 80% of annual diagnosed cases in the United States. We also offer an extensive menu of hematopathology testing for leukemia and lymphoma. In addition, we provide a complete complement of commercial services to biopharmaceutical companies and other research organizations, ranging from diagnostic testing services to the development of directed diagnostics through clinical trials.
New Tests Launched in 2009
Clarient Insight® Dx Breast Cancer Profile
During the second quarter of 2009, we launched the Clarient Insight® Dx Breast Cancer Profile, a prognostic test which has been clinically validated for women with early-stage, hormone-receptor-positive breast cancer. Clarient Insight® Dx Breast Cancer Profile uses a combination of pathology risk factors and molecular markers to categorize patients as either high-risk or low-risk for recurrence of breast cancer, utilizing a non-linear mathematical algorithm incorporating clinical and key pathologic variables into a continuous risk score. The main prognostic factors associated with breast cancer are the number of lymph nodes affected, tumor size, histological grade, and hormone receptor status, though some patients have a recurrence despite having a tumor with good prognostic features. We believe the Clarient Insight® Dx Breast Cancer Profile provides physicians with meaningful data to help stratify a patient’s risk of cancer recurrence into high risk or low risk, based upon their patient’s tumor characteristics, previous treatment, and performance status.
We are currently in the process of evaluating reimbursement options for our Clarient Insight® Dx Breast Cancer Profile and completing additional validation studies. Accordingly, we have not billed or recognized revenue in 2009 for any of our services which incorporate its use.
EGFR Mutation Test
During the second quarter of 2009, we launched a new gene mutation test (“EGFR Mutation Test”) that can help physicians select the proper therapy for patients with non-small cell lung cancer (“NSCLC”). There are a number of drugs used for the treatment of NSCLC. We expect that our EGFR Mutation Test will provide pathologists and oncologists with the necessary data to best treat their patients, ensuring that unnecessary toxicities and treatment delays are avoided, and reduce the overall cost of therapy.
BRAF Mutation Test
From late December 2008 through January 2009, we launched a new predictive biomarker for colorectal cancer which detects mutations in the BRAF gene. Patients who have this mutation will not respond to anti-EGFR therapies. We expect that this test, which complements our KRAS testing, will help pathologists and oncologists in determining which therapies will be the most effective for their patients with colon cancer, sparing unnecessary toxicities, treatment delays, and cost.
Methodologies Employed in Our Laboratory Services
Our extensive menu of over 350 diagnostic tests used to assess and characterize cancer includes various methodologies which incorporate the latest laboratory technologies: IHC, flow cytometry, PCR, FISH, cytogenetics, and histology, which are briefly described below:
•	IHC refers to the process of localizing proteins in cells of a tissue section and relies on the principle of antibodies binding specifically to antigens in biological tissues. IHC is widely used in the diagnosis of abnormal cells such as those found in cancerous tumors. Specific molecular markers are characteristic of particular cellular events such as proliferation or cell death (apoptosis). IHC is also used to understand the distribution and localization of biomarkers and differentially expressed proteins in various parts of biological tissue.
•	Flow cytometry is a technology that measures and analyzes multiple physical characteristics of single particles, usually cells, as they flow in a fluid stream through a beam of light. The properties measured include a particle’s relative size, relative granularity or internal complexity, and relative fluorescence intensity. The use of flow cytometry assists a pathologist in diagnosing a wide variety of leukemia and lymphoma neoplasms. Flow cytometry is also used to monitor patients through therapy to determine whether the disease burden is increasing or decreasing, otherwise known as minimal residual disease monitoring.

•	PCR is a molecular biology technique that uses small DNA probes to target and amplify specific gene sequences for further analysis. The amplification occurs through the use of the polymerase chain reaction which consists of repeated cycles of heating and cooling the specimen in the presence of specific reagents. The technique is extremely sensitive and rapid, and offers direct detection and visualization of gene sequences.
•	FISH is a molecular technique that can be used to detect and localize the presence or absence of specific DNA sequences on chromosomes. The technique uses fluorescent probes that bind to only those parts of the chromosome with which they show a high degree of sequence similarity. Fluorescence microscopy is used to visualize the fluorescent probes bound to the chromosomes. FISH is often used for finding specific features of the genome for use in genetic counseling, medicine, and species identification. FISH can be used to help identify a number of gene alternations, such as amplification, deletions, and translocations.
•	Histology is the study of the microscopic structure of tissues. Through histology services, a pathologist attempts to determine the diagnosis of disease. Through structural and other changes in cells, tissues, and organs, pathologists can use a number of tools to establish a diagnosis of the type of disease suffered by the patient, a prognosis on the likely progression of the disease, and a determination as to which therapies are most likely to be effective in treating the patient. In addition to histology service, a number of molecular studies can now be run on these samples to gain further insight on prognostic and predictive indicators.
•	Cytogenetics involves genetic testing in cancer to assess a variety of genetic disorders and hematologic malignancies. It involves looking at the chromosome structure to identify changes from patterns seen in normal chromosomes.
Billing
Overview
Our net revenue is predominately derived from performing oncology diagnostic testing services which are billed to third parties (Medicare and private health insurers), clients (pathologists, hospitals, clinics, and biopharmaceutical companies), and patients. Our laboratory diagnostic services are eligible for third-party reimbursement under well-established medical billing codes. These billing codes are known as Healthcare Common Procedure Coding Systems and incorporate Medicare’s Common Procedural Terminology (“CPT”) codes, providing the means by which Medicare/Medicaid and private health insurers identify certain medical services that are eligible for reimbursement. The Medicare/Medicaid reimbursement amounts are based on the relative value of medical services with associated CPT codes, as established by the Centers for Medicare & Medicaid Services (“CMS”) with recommendations from the American Medical Association’s Relative Value Update Committee.
Medicare reimbursement rates, which provide the basis for substantially all of our billings, are dictated by CPT codes under two distinct reimbursement schedules: a Physician Fee Schedule and a Clinical Fee Schedule. We have the requisite Medicare provider numbers for both schedules, though the vast majority of our billings fall under the Physician Fee Schedule. The relevant CPT billing codes under the Physician Fee Schedule further distinguishes between “Technical” diagnostic services (the performance of a diagnostic test), “Professional” services (the professional interpretation of a diagnostic test, typically performed by a licensed physician), and “Global” services (the combination of Technical and Professional services).

The amount that we are able to be reimbursed from private health insurers is based on several factors, including the type of health insurance coverage (for example, health maintenance organization or preferred provider organization), whether the services are considered to be in network or out of network by the health insurance provider, and the amount of any co-pays or deductibles for which the patient is responsible.
Payor Classes
Third-party billing. The majority of our net revenue is generated from patients who use health insurance coverage through Medicare or private health insurers.
Client billing. We generally establish arrangements with our clients that allow us to bill them an agreed-upon amount for each type of service provided, though our client pricing is generally based upon the effective CPT code rate. It is generally our clients’ responsibility to seek reimbursement from their patients’ health insurance companies and/or the patients themselves.
Patient billing. We bill patients with health insurance co-payment obligations and deductibles (indirect billings), as well as patients without health insurance coverage (direct billings).
We do not rely on any single customer, or subset of customers, for a significant portion of our net revenue and we therefore have minimal risk of customer concentration. We, however, are dependent upon reimbursement from Medicare and its designated administrator for a substantial portion of our services, and any significant delay in payment or reductions in the published Medicare fee schedules could impact our operating results, cash flows, and/or financial condition.

CPT Code Summary — 2009, 2008, and 2007
The following table summarizes the Medicare reimbursement rates under the Physician Fee Schedule for the most common CPT codes used in our laboratory services. The “TC” modifier denotes Technical services, “26” modifier denotes Professional services, and no modifier denotes Global services. The below CPT codes, which provide the basis for our reimbursement rates per test, were associated with a substantial portion of our net revenue for the years ended December 31, 2009, 2008, and 2007:

		2009	2008	2009 Change	2007	2008 Change
CPT Code	General Description of Service	(1/1/09 – 12/31/09)	(1/1/08 – 12/31/08)	From 2008	(1/1/07 – 12/31/07)	from 2007
88185	Flow cytometry (cell surface, cytoplasmic, or nuclear marker)	$59	$52	13.5%	$41	26.8%
88342 — TC	IHC (including tissue immunoperoxidase)	$72	$69	4.3%	$60	15.0%
88342 — 26	IHC (including tissue immunoperoxidase)	$44	$44	—	$46	(4.3)%
88342	IHC (including tissue immunoperoxidase)	$116	$113	2.7%	$107	5.6%
88361 — TC	IHC (computer assisted)	$116	$123	(5.7)%	$120	2.5%
88361 — 26	IHC (computer assisted)	$62	$62	—	$65	(4.6)%
88361	IHC (computer assisted)	$178	$186	(4.3)%	$186	—
88368 — TC	FISH (manual)	$182	$158	15.2%	$112	41.1%
88368 — 26	FISH (manual)	$70	$71	(1.4)%	$75	(5.3)%
88368	FISH (manual)	$251	$229	9.6%	$193	18.7%
88367 — TC	FISH (computer assisted)	$222	$204	8.8%	$183	11.5%
88367 — 26	FISH (computer assisted)	$66	$65	1.5%	$70	(7.1)%
88367	FISH (computer assisted)	$288	$269	7.1%	$252	6.7%
83891	PCR - Isolation or extraction of highly purified NA	$6	$6	—	$6	—
83896	PCR - NA probe	$6	$6	—	$6	—
83898	PCR - Amp of patient NA, each NA sequence	$24	$23	4.4%	$23	—
83907	PCR - Lysis of cells prior to NA extraction (FFPE Only)	$20	$19	5.3%	$19	—
83914	PCR - Mutation identification	$24	$23	4.4%	$23	—
83912 — 26	PCR - Interpretation and report	$19	$19	—	$19	—
88381	PCR - Microdissection, manual	$257	$257	—	Not applicable	Not applicable

We work with relevant medical societies and other constituents to encourage appropriate reimbursement levels from Medicare and other payors (which generally base their reimbursement levels upon Medicare rates) that fairly reflect the costs of developing specialized laboratory diagnostic services and their related benefits. Our services are widely recognized for providing net healthcare savings by empowering physicians with diagnostic and interpretive information to more responsively treat their patients.
Sales and Marketing
Our primary target market includes community pathology practices and hospitals. The process of selling diagnostic services for the assessment and characterization of cancer requires a knowledgeable and skilled sales force that can help pathologists and oncologists understand the mechanisms of targeted therapy and the value of the prognostic and predictive services which we offer. Our sales representatives generally have previous sales experience in the medical diagnostic services market, have strong technical knowledge, and have an extensive understanding of the community-based pathology practice. Our typical sales representative has a four-year bachelor’s degree, generally in the biological sciences. All of our sales representatives are kept current through our continuous and intensive training programs.
As of December 31, 2009, we had 58 people dedicated to our sales and marketing efforts. Our sales and marketing efforts are directly overseen by our Senior Vice President of Commercial Operations. Our Vice President of Sales and National Director of Sales are responsible for developing our sales representatives and identifying sales opportunities. We are organized into two regions and six districts. We have two Regional Sales Directors and six District Managers who identify and develop sales opportunities, and train and support the salespeople in their region/district. Within each district, each sales representative has a dedicated territory based on revenue potential and geographic reach. We use an Internet-based sales system to optimize customer and territory management. We will continue to expand our sales force as appropriate. Our sales strategy focuses on expanding the menu of services provided to our current customer base, while acquiring new customers. Our sales approach is designed to understand our current and potential customers’ needs and to provide the appropriate solutions from our expanding range of diagnostic services.
Our marketing efforts in 2009 continued to focus on establishing a strong and distinctive corporate brand identity, and distinguishing the diagnostic services that we offer. Our core commercial focus remains on community pathologists. We use our CONTiNUUM™ national and regional seminar and webcast programs to provide a collaborative environment between potential customers and our medical advisory board and medical staff.
Managed Care
During 2009, we strengthened our relationships with numerous managed care organizations (“MCO”) by adding experienced managed care personnel to our marketing team. Our MCO marketing team promotes our cancer diagnostic testing capabilities, and the value of our services, with the goal of selectively entering into contracts with MCOs. We believe that our comprehensive test menu and pathology expertise provides MCOs with a high quality and cost-effective solution for delivering cancer diagnostic services to their members.
Primary Market Segments
Our data indicate that there are approximately 4,000 hospitals or practice networks (the “Clinical Market”) in the United States that require cancer diagnostic or prognostic services. We approach the Clinical Market by dividing it into three market segments, as identified below. We also serve the biopharmaceutical market in providing diagnostic services associated with clinical validations of various therapies. Our services are designed to meet the specific needs of each market segment.
Clinical Market
Larger community hospitals and pathology groups. This market segment typically has the expertise to perform tests to assess and characterize cancer, though the resources required for the necessary laboratory equipment and staff are often cost and time prohibitive. Even if such resources were obtained, they would likely not yield an adequate return on investment due to the lack of sufficient testing volume. Accordingly, larger community hospitals and pathology groups typically choose to outsource many of their specialized oncology diagnostic services.
Smaller community hospitals and pathology groups. This market segment typically outsources all specialized oncology diagnostic services.

Regional reference laboratories, regional cancer centers, teaching hospitals and other large hospitals/multi-hospital systems, and associated large pathology practice groups. This market segment typically has comprehensive capabilities and performs most testing in-house. This market segment may require our specialized oncology diagnostic services for particularly complex cases.
Biopharmaceutical Market. We estimate that world-wide there are over 1,000 biopharmaceutical organizations that could benefit from our laboratory expertise and capabilities in the development of targeted therapeutics and companion diagnostics. We are in the early stages of reaching out to this market, though we are actively developing collaborative opportunities within this market. We are currently participating in a number of clinical trials with various leaders in biopharmaceutical industry in which we provide diagnostic testing services in connection with their validation of the related therapy.
Seasonality
Our business is subject to the impact of seasonality, particularly during the holiday season in the fourth quarter. Medical procedures, including surgeries, are not as frequently scheduled during such time. Consequently, the demand for our services, in general, could be subject to declines in the fourth quarter.
Patents, Trademarks, and Proprietary Technology
We are focused on developing an intellectual property portfolio for our laboratory service methodologies which use automated cellular instrumentation, rare event identification, and our proteomic mathematic capabilities. We hold patents and have patents pending to protect our intellectual property. We also hold trademarks to protect the names of our service offerings.
To protect our trade secrets and proprietary know-how, we typically enter into confidentiality agreements with our employees, consultants, customers, business partners, and other third parties. As a condition of employment, we require that all employees enter into an inventions assignment and non-disclosure agreement.
In December 2009, we acquired AGI through a merger of AGI with a wholly-owned subsidiary of our company (see Note 15 to the Consolidated Financial Statements). As of the effective date of the merger, AGI had developed 10 prognostic and predictive multivariate IHC biomarkers for use in assessing the recurrence rates of various cancers and related treatment options. Such biomarkers have associated patents and patent applications pending approval. We believe the intellectual property obtained through the AGI acquisition will broaden our test menu significantly, allow us to firmly enter the lung cancer market with a distinct identity in the marketplace, and provide content for our ongoing research and development efforts.
In March 2007, as part of the ACIS Sale, we transferred our then existing patent portfolio and other intellectual property relating to our Technology Business to Zeiss (see Note 4 to the Consolidated Financial Statements). We entered into a license agreement with Zeiss, pursuant to which Zeiss granted us a non-exclusive, perpetual, and royalty-free license to certain of the transferred patents, copyrights, and software code for use in connection with image applications (excluding the sales of imaging instruments) and our laboratory services business. This license allows us to develop new applications and analytical capabilities which incorporate proprietary imaging technologies.
Competition
Competition in the diagnostic services market is intense and has increased with the rapid pace of technological development. The oncology testing sector has been consolidating and is becoming increasingly competitive. Our industry is led by two national laboratories: Laboratory Corporation of America (also known as LabCorp) and Quest Diagnostics Incorporated. Both companies offer a wide test and product menu with significant financial, sales, and logistical resources, and have extensive contracts with a variety of payor groups. Our secondary competitors include laboratories that are affiliated with large medical centers or universities, such as Mayo Medical Laboratories and Associated Regional and University Pathologists (also known as ARUP). We also compete with specialized laboratories in specific areas of cancer such as Genoptix, Inc. (leukemia/lymphoma), Bostwick Laboratories, Inc. (prostate cancer), NeoGenomics, Inc. (breast cancer and leukemia/lymphoma), and Caris Life Sciences, Inc. (colon cancer). New competitors have heightened the competitive landscape. We anticipate that additional companies will enter our market and will aggressively compete for market share.

We believe that healthcare providers consider a number of factors when selecting a diagnostic services laboratory, including:
•	Accuracy, quality, and timeliness in reporting test results;
•	Menu of tests offered and volume capability;
•	Reputation in the medical community;
•	Ability to report test results within a secure Internet site;
•	Customer service; and
•	Pricing.
We believe that we are an effective competitor in each of the above areas.
Collaborations and Partnerships
Our goal is to position our company as the recognized industry leader within the cancer diagnostic testing market, which includes novel biomarker development and novel marker clinical validation services. Opportunities to differentiate our services exist through the development of novel biomarker diagnostic tests that provide clarity in assessing and characterizing cancer.
In January 2008, we announced a collaboration with Prediction Sciences, LLC to commercialize a novel breast cancer test. During the second quarter of 2009, we began offering the Clarient Insight® Dx Breast Cancer Profile, a prognostic test which has been clinically validated for women with early-stage, hormone-receptor-positive breast cancer. Clarient Insight® Dx Breast Cancer Profile uses a combination of pathology risk factors and molecular markers to categorize patients as either high-risk or low-risk for recurrence of breast cancer, utilizing a non-linear mathematical algorithm incorporating clinical and key pathologic variables into a continuous risk score. The main prognostic factors associated with breast cancer are the number of lymph nodes affected, tumor size, histological grade, and hormone receptor status, though some patients have a recurrence despite having a tumor with good prognostic features. We believe the Clarient Insight® Dx Breast Cancer Profile provides physicians with meaningful data to choose a therapy based upon their patient’s tumor characteristics, previous treatment, and performance status in order to improve the probability of survival, without unnecessarily compromising the patient’s quality of life.
We also work with a variety of biopharmaceutical companies through supporting their therapy development. This includes projects in preclinical, Phase II, and Phase III clinical trials. We provide a full suite of biomarker assay development, validation services, and biomarker testing services. Our laboratory allows for a fully-integrated approach to biomarker assay development services using our core IHC, flow cytometry, FISH, and PCR technologies.
Research & Development
Our research and development activities primarily relate to the development and validation of diagnostic tests in connection with our specialized oncology diagnostic services and the development of technology to electronically deliver such services to our clients. Our quality procedures and regulatory staff ensure that every developed test and application meets stringent regulatory guidelines.
Quality Assurance
The quality of our diagnostic testing services is of critical importance to us, our customers, and the patient being treated. We have established a comprehensive quality assurance program for our laboratory operations. Our quality assurance program is designed to deliver accurate and timely diagnostic test results and a consistent level of high quality. We have developed a variety of internal systems and procedures to emphasize, monitor, and continuously improve the quality of our laboratory operations, in addition to the compulsory requirements of CMS and other regulatory agencies.

External Proficiency and Accreditations
We participate in numerous externally-administered quality surveillance programs, and our laboratory is accredited by the College of American Pathologists (“CAP”). The CAP accreditation program involves both unannounced on-site inspections of our laboratory, and participation in CAP’s ongoing proficiency testing program for all testing categories. CAP is an independent, non-governmental organization of board-certified pathologists which accredits, on a voluntary basis, laboratories nationwide. CAP has been deemed by CMS as an accrediting agency to inspect clinical laboratories to determine adherence to the standards of the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”). A laboratory’s receipt of accreditation by CAP satisfies the Medicare requirement for participation in proficiency testing programs administered by an external source, one of Medicare’s primary requirements for reimbursement eligibility. Our most recent CAP inspection was successfully completed in November 2009.
Internal Quality Control
We maintain internal quality control through documentation and review of daily key quality processes, rigorous validation and optimization practices, training and competency of staff involved in performing laboratory testing, and internal audits by our Quality Assurance department to ensure compliance with internal and external standards. Our quality assurance team, which is comprised of representative members involved in all aspects of patient testing and reporting, meets regularly to review various performance and quality metrics and to discuss methods to further improve the quality of our laboratory processes. On an annual basis, our Medical Director prepares an objective assessment of our quality management program, which is presented to our executive management team, and is utilized to guide our prospective focus on quality practices.
Information Systems
We have implemented information systems that support our laboratory operations and finance and administrative functions. We believe that our information systems strategically position us for long-term growth in our evolving market. We believe that our information systems are secure and robust. We maintain an off-site backup of all our critical data and e-mail systems on a regular basis. To electronically deliver services to our customers, PATHSiTE® provides high resolution images and critical diagnostic test reports through an Internet-based portal, in a secure, HIPAA-compliant environment.
Legal and Regulatory Environment
Our business is subject to extensive laws and regulations, the most significant of which are summarized below.
Anti-Kickback Laws
Existing federal laws governing Medicare and Medicaid, and other similar state laws, impose a variety of broadly described restrictions on financial relationships among healthcare providers, including clinical laboratories. These laws include the federal “anti-kickback law”, which prohibits individuals or entities, including clinical laboratories, from making payment or furnishing other benefits intended to induce or influence the referral of patients for tests billed to Medicare, Medicaid, or certain other federally funded programs. The consequences of violation may include criminal penalties, civil sanctions, and/or exclusion from participating in Medicare, Medicaid, and other federal healthcare programs.
Stark Law
Self-referral prohibitions prevent us from accepting referrals from physicians with whom we have a compensation relationship. The federal law prohibiting physician self-referrals, commonly known as the “Stark Law”, prohibits, with certain exceptions, Medicare/Medicaid payments for laboratory tests referred by physicians who personally or through a family member have an investment interest in, or a compensation arrangement with, the testing laboratory. A person who engages in a scheme to circumvent the Stark Law’s prohibitions may be fined up to $100,000 for each such scheme. In addition, anyone who presents (or causes such presentation) of a claim to the Medicare program in violation of the Stark Law is subject to penalties of up to $15,000 per claim submitted, an assessment of several times the amount claimed, and possible exclusion from participation in federal healthcare programs. In addition, claims submitted in violation of the Stark Law may be alleged to be subject to liability under the federal False Claims Act and its “whistleblower” provisions.

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
Federal False Claims Act
There are other rules governing billing markups and direct billing rules that may apply to our relationships with our customers. Of particular importance to our operations are federal and state laws prohibiting fraudulent billing and providing for the recovery of non-fraudulent overpayments, as a large number of laboratories have been forced by the federal and state governments, as well as by private payors, to enter into substantial settlements under these laws. In particular, if an entity is determined to have violated the federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties ranging from $6,000 to $11,000 for each separate false claim. While there are many potential bases for liability under the federal False Claims Act, such liability primarily arises when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. Submitting a claim with reckless disregard or deliberate ignorance of its validity could result in substantial civil liability. A current trend within the healthcare industry is the increased use of the federal False Claims Act and, in particular, actions under the False Claims Act’s “whistleblower” or “qui tam” provisions to challenge providers and suppliers. Those provisions allow a private individual standing to bring actions on behalf of the government, alleging that the defendant has submitted a fraudulent claim for payment to the federal government. The government may join in the lawsuit, but if the government declines to do so, the individual may choose to pursue the lawsuit alone. The government must be kept apprised of the progress of the lawsuit. Whether or not the federal government intervenes in the case, it will receive the majority of any recovery. In addition, various states have enacted laws modeled after the federal False Claims Act.
Health Insurance Portability and Accountability Act of 1996
The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created two general federal violations, healthcare fraud and false statements relating to healthcare matters, and protects the security and privacy of individually identifiable health information. We have implemented practices and procedures to meet the applicable requirements of HIPAA, as briefly described below.
•	The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment, and/or exclusion from government sponsored programs.
•	The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious, or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines or imprisonment.
•	Standards govern the conduct of certain electronic transmission of health care information and to protect the security and privacy of individually identifiable health information maintained or transmitted by health care providers, health plans, and health care clearinghouses. These standards include: (i) Standards for Electronic Transactions and (ii) Standards for Privacy and Security of Individually Identifiable Information.
i)	The Standards for Electronic Transactions establishes standards for common health care transactions such as claims information, plan eligibility, and payment information. It also establishes standards for the use of electronic signatures, unique identifiers for providers, employers, health plans, and individuals.
ii)	The Standards for Privacy of Individually Identifiable Information restrict our use and disclosure of certain individually identifiable health information. The HIPAA privacy and security regulations establish a uniform federal “floor” and do not supersede state laws that are more stringent or provide individuals with greater rights with respect to the privacy or security of, and access to, their records containing patient/private health information (“PHI”). As a result, we are required to comply with both HIPAA privacy regulations and varying state privacy and security laws, which include physical and electronic safeguard requirements. These laws contain significant fines and other penalties for wrongful use or disclosure of PHI.

HITECH Act
The American Recovery and Reinvestment Act of 2009 (“ARRA”) became law on February 17, 2009. The ARRA includes provisions relating to Health Information Technology. Title XIII of ARRA, the Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”), made significant changes to the privacy and security rules of HIPAA, extending their reach and imposing breach notification requirements on HIPAA-covered entities and their business associates. Additionally, the HITECH Act increased enforcement of, and penalties for, violations of privacy and security of PHI.
The HITECH Act’s security breach notification provisions require that covered entities notify individuals if their health information has been breached. The U.S. Department of Health and Human Services must be notified as well, and in some circumstances, the media. In determining whether or not notice is required, two questions are important: (1) did the event qualify as a defined “breach”? and (2) was the information protected by adequate encryption technology?
If we were in violation of the HITECH Act, a penalty determination would be based on the nature and extent of the violation and the nature and extent of the harm resulting from the violation. The penalties range from $100 — $50,000 per violation depending upon the violation category, subject to a $1.5 million cap for multiple violations of an identical requirement or prohibition in a calendar year.
Clinical Laboratory Improvement Amendments
Because we operate a clinical laboratory, many aspects of our business are subject to complex federal, state, and local regulations. In 1988, Congress passed CLIA, establishing quality standards for all laboratory testing to ensure the accuracy, reliability and timeliness of patient test results regardless of where the test was performed. Under CLIA, a laboratory is defined as any facility which performs laboratory testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease, or the impairment of, or assessment of health. CLIA is user-fee funded; therefore, all costs of administering the program must be covered by the regulated facilities, including certificate and survey costs. To enroll in the CLIA program, laboratories must register by completing an application, paying fees, being surveyed, if applicable, and becoming certified in the state in which they operate. We received our California state licensure with CLIA certification in the fourth quarter of 2004.
The final CLIA regulations were published on February 28, 1992, and updated on January 24, 2003. CLIA specifies quality standards for proficiency testing, patient test management, quality control, personnel qualifications and quality assurance for laboratories performing non-waived tests. Non-waived laboratories must enroll in CLIA, pay the applicable fees, and follow manufacturers’ instructions. Our laboratory service offerings now include tests in the non-waived category.
CMS is charged with the implementation of CLIA, including laboratory registration, fee collection, surveys, surveyor guidelines and training, enforcement, approvals of proficiency testing providers, and accrediting organizations. The Centers for Disease Control and Prevention is responsible for the CLIA studies, convening the Clinical Laboratory Improvement Amendments Committee and providing scientific and technical support/consultation to the Department of Health and Human Services and CMS. The FDA is responsible for test categorization and regulation of the medical devices used by clinical laboratories, including analyte specific reagents (“ASR”), in vitro diagnostic multivariate index assays (“IVDMIA”), general purpose reagents, laboratory equipment, instrumentation, and controls.
The State of California Department of Health and Human Services—Laboratory Field Services enforces the state’s requirements to apply for and maintain licensure, CLIA certification, and proficiency testing. CLIA accreditation is maintained through regular inspections by CAP. Our facilities have been inspected by these authorities and have been issued licenses to manufacture medical devices and provide laboratory diagnostic services in California. These licenses must be renewed every year. The State of California could prohibit our provision of laboratory services if we failed to maintain these licenses.

State Application and Provisional Requirements
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
FDA Regulations
The FDA has stated that clinical laboratories which develop tests in-house are considered to be manufacturers of medical devices and are subject to the FDA’s jurisdiction under the federal Food, Drug, and Cosmetic Act (“FD&C Act”). We develop assays and intend to validate new markers as they become available to us. Many of the assays and new markers we intend to validate will be considered ASRs, commonly referred to as “home brews.” ASRs are reagents composed of chemicals or antibodies which are the active ingredients of tests used to identify one specific disease or condition. The FDA announced in November 1997 that it will exercise enforcement discretion over laboratory-developed ASRs, as well as laboratory-developed tests (“LDTs”) using commercially available and laboratory-developed ASRs.
The FDA announced (in draft guidance in July 2007) that IVDMIAs do not fall within the scope of LDTs over which the FDA has generally exercised enforcement discretion. The guidance document defines IVDMIAs as gene or protein-based tests (which include tests for breast and prostate cancer) that combine assays and algorithms to produce results tailored to a specific patient. In the draft guidance, the FDA stated that IVDMIAs must meet pre-market and post-market device requirements under the FD&C Act and FDA regulations, including pre-market review of class II and III devices.
We may decide to develop IVDMIAs in-house, which would then be subject to aforementioned regulations, should the FDA adopt these draft provisions. In such case, we would be required to obtain pre-market notification clearance, often referred to as a “510(k)” clearance or pre-market approval (“PMA”) of the test from the FDA. In order to market a device subject to the 510(k) clearance process, the FDA must determine that the proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device. Clinical and non-clinical data may be required to demonstrate substantial equivalence. The 510(k) clearance process usually takes from three to twelve months from the time of submission to the time that a company can begin to market and distribute such product in the United States. The process can take significantly longer and there can be no assurance that the FDA will issue such clearance. The PMA approval pathway requires an applicant to demonstrate that the device is safe and effective and such determination is based, in part, on data obtained in clinical trials. The PMA approval process is much more costly, lengthy, and uncertain and generally takes between one and three years from submission to PMA approval, but may take significantly longer and such approval may never be obtained. Once clearance or approval is obtained, ongoing compliance with FDA regulations, including those related to manufacturing operations, recordkeeping, reporting, marketing, and promotion, would increase the cost, time and complexity of conducting our business.
Clarient Pathology Services, Inc.
California prohibits general corporations from engaging in the practice of medicine, pursuant to both statutory and common law principles commonly known as the Corporate Practice of Medicine Doctrine (“CPMD”). In general, the CPMD prohibits non-professional corporations from employing physicians and certain other healthcare professionals who provide professional medical services. All of our pathology services, which require licensed physician sign-off, are provided by, or are under the supervision of, Clarient Pathology Services, Inc. (“CPS”) under a long-term, exclusive amended and restated professional services agreement by and between us (including Clarient Diagnostic Services, Inc. (“CDS”), a wholly-owned subsidiary) and CPS, entered into on September 1, 2009 (the “Professional Services Agreement”). Kenneth J. Bloom, M.D. is the sole shareholder and president of CPS. Dr. Bloom also serves as our Chief Medical Officer (“CMO”), a senior management function focused primarily on the technical oversight of our diagnostics services laboratory. In compliance with the CPMD, Dr. Bloom provides no pathology services, or any other medical services, while acting in his capacity as our CMO. As required under the Professional Services Agreement, we are responsible to perform a variety of non-medical administrative services for CPS. We bill and collect for the pathology services provided by CPS. We in turn pay CPS a monthly professional services fee equal to the aggregate of all estimated physician salaries and benefits and all other operating costs of CPS. The financial statements within this Annual Report on Form 10-K include the financial position, results of operations, and cash flows of us, and the accounts of CPS, which are consolidated as required by applicable accounting principles generally accepted in the United States (“GAAP”).

We refer to CPS and us collectively throughout this Annual Report on Form 10-K as “we”, “us”, and “our”, except in this paragraph, the next paragraph below, and the related risk factor in Item 1A. We are organized so that all physician services are offered by the physicians who are employed by CPS. We do not employ practicing physicians as practitioners, exert control over their decisions regarding medical care, or represent to the public we offer medical services. CPS also retains the authority to select the non-physician personnel, equipment, and supplies used to perform its medical services, as well as the authority to set its professional fees and approve all managed care contracts. Control and direction of licensed medical professionals rests with CPS. Under the Professional Services Agreement, CPS is responsible to appropriately staff its group with physicians who provide interpretative services and related reports us. We perform all non-medical management of CPS and have exclusive authority over all aspects of the business of CPS (other than those directly related to the provision of pathology or other medical services, or as otherwise prohibited by state law). The non-medical management provided by us under the Professional Services Agreement includes, among other functions, financial management and reporting, accounting, operating and capital budgeting, negotiating business agreements (in consultation with CPS), and all other administrative services. We, through CDS, bill for the services provided by CPS.
We believe that the services we provide to CPS do not constitute the practice of medicine under applicable laws. Because of the unique structure of the relationships described above, many aspects of our business operations have not been the subject of state or federal regulatory interpretation. We have no assurance that a review of our business by the courts or regulatory authorities will result in a determination that our operations comply with applicable law. Any determination that our relationship with CPS does not comply with applicable laws relating to the practice of medicine could have a material adverse affect on our operations.
Employees
As of December 31, 2009, we (inclusive of CPS) had 361 employees: 208 in laboratory diagnostics, research and development, and related support positions; 95 in executive, finance, information technology, billing, and administrative positions; and 58 in sales and marketing positions. We are not subject to any collective bargaining agreements, and we believe that our relationship with our employees is good. In addition to full-time employees, we use the services of various independent contractors, primarily for certain service development, marketing, and administrative activities.
Recent Acquisition
On December 21, 2009, we acquired AGI through a merger of AGI with a wholly-owned subsidiary of our company. The AGI acquisition provides us with proprietary IHC biomarkers and other related diagnostic tests for use in assessing the recurrence rates of various cancers, and the likelihood of a favorable response to certain therapy options. The AGI acquisition also provides us with content for our on-going research and development activities.
Consideration for the AGI acquisition included 4.4 million shares of our common stock and a maximum of an additional 3.2 million shares of our common stock, inclusive of exchanged stock option awards, upon the achievement of certain revenue and scientific publication milestones by December 31, 2012.
Two former executive officers of AGI joined us as our (i) Senior Vice President and Chief Scientific Officer and (ii) Senior Vice President, Technology Assessment, and General Manager, Huntsville Facility. Six other former employees of AGI have also joined us in business development, research and development, and laboratory services roles. See Note 15 to our Consolidated Financial Statements for further discussion of the AGI acquisition.
Available Information
All periodic and current reports, registration statements, and other filings that we are required to file with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, are available free of charge from the SEC’s Internet site (http://www.sec.gov) or public reference room at 101 F Street NE, Washington, D.C. 20549, or through our Internet site at http://www.clarientinc.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. Information on the operation of the SEC’s public reference room is available by calling the SEC at 1-800-SEC-0300. Copies of these reports (excluding exhibits) may also be obtained free of charge, upon written request to: Investor Relations, Clarient, Inc., 31 Columbia, Aliso Viejo, CA 92656-1460.

Our Internet website address is included in this report solely for identification purposes. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K. The following corporate governance documents are available free of charge on our website: the charters of our Audit, Compensation, and Corporate Governance Committees, our Statement on Corporate Governance, and our Code of Conduct. Copies of these corporate governance documents may also be obtained by any stockholder, free of charge, upon written request to: Corporate Secretary, Clarient, Inc., 31 Columbia, Aliso Viejo, CA 92656-1460.

Item 1A.	Risk Factors
Before deciding to invest in us, or to maintain or increase your investment, one should carefully consider the risks described below, in addition to the other information contained in this Annual Report on Form 10-K and other reports we have filed with the SEC. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also affect our business operations. If any of these risks are realized, our business, financial condition, or results of operations could be seriously harmed and in that event, the market price for our common stock could decline, and one may lose all or part of their investment.
Risks Related to Our Business
We have a history of operating losses, and future profitability is uncertain.
We have incurred operating losses in every year since inception. Our accumulated deficit as of December 31, 2009 was $165.0 million. Those operating losses are principally associated with the investments we have made, and expenses we have incurred, in our diagnostic services business, including bad debt expense, and to a lesser extent, the costs related to various activities associated with developing and commercializing our former ACIS technology, which we transferred to Zeiss as part of the ACIS Sale.
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
Billing for laboratory services is extremely complicated. The customer is the party that refers the tests and the payor is the party that pays for the tests, and the two are not always the same. Depending on the billing arrangement and/or applicable law, we need to bill various payors, including patients, health insurance companies, Medicare, Medicaid, doctors and employer groups, all of which have different billing requirements. Health insurance companies and governmental payors also generally require complete and correct billing information within certain filing deadlines. Additionally, our billing relationships require us to undertake internal audits to evaluate compliance with applicable laws and regulations as well as internal compliance policies and procedures. Health insurance companies also impose routine external audits to evaluate payments made.
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
Changes in federal payor regulations or policies may adversely affect coverage and reimbursement for our services and may have a material adverse effect upon our business.
Government payors, such as Medicare and Medicaid, have increased their efforts to control the cost, utilization, and delivery of health care services. On March 1, 2010, a 21.2% cut to Medicare payments to the Physician Fee Schedule was to take effect, though the reduction has been stayed for 30 days. We believe that the proposed cuts to the Physician Fee Schedule will ultimately not occur, though there can be no assurance of our expectation. If payment cuts to the Physician Fee Schedule were to take effect, reductions in the reimbursement rates applicable to other third-party payors would likely also occur, since many of our payors base their reimbursement on the published Medicare fee schedules. Accordingly, the 21.2% proposed rate cut to the Physician Fee Schedule would have a material adverse impact on our business if enacted. From time to time, Congress will consider and implement other reductions to the Medicare Physician Fee Schedule in conjunction with budgetary legislation which would similarly have a negative impact on our business if/when such reductions occur.
In addition, the 2010 extension of the technical component “grandfather clause” for Medicare billings has not yet occurred. We expect the grandfather clause to be extended in the near term, though there can be no assurance of our expectation. The grandfather clause permits us to directly bill Medicare for the technical laboratory services we provide to hospital inpatients and outpatients. Hospitals generally receive a bundled payment from Medicare for all services provided to Medicare patients. Absent the grandfather clause, when a hospital subcontracts out a cancer diagnostic test to us, the hospital would be responsible for paying us out of the bundled fee it receives from Medicare, since we would not be able to directly bill Medicare for technical laboratory services. This form of reimbursement would subject us to increased administrative costs and slower collections and would likely result in reduced reimbursement levels and pricing pressure.
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
We depend on our payors to reimburse us for our services in timely manner. If our payors, particularly Medicare or Medicare’s designated administrator, do not reimburse us in a timely manner, our cash flows and financial condition may decline.
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

Our net revenue may be diminished from health care reform initiatives.
Health care reform has been identified as a priority by President Obama and other political leaders, business leaders, public advocates, policy experts, and candidates for office at the federal, state and local levels. Proposals include, among others: (1) establishing universal health care coverage or purchasing pools; (2) modifying how hospitals, physicians and other health care providers are paid; (3) evaluating hospitals, physicians and other health care providers on a variety of quality and efficacy standards to support pay-for-performance systems and (4) investing in health information technology and medical research. Congress and the Obama administration have indicated their desire to institute significant health care reform in the near term. The President’s budget for fiscal year 2010 proposes a health care reserve fund of over $600 billion to implement comprehensive health reforms over a ten-year period. Various reforms are also under consideration by Congress. Although health care reform may be financed in part by cuts in government health care payments, health care reform could be implemented in a way that is beneficial to healthcare providers if increased payments are available for more people who are currently uninsured or under insured. In order to pay for health reform initiatives, the Obama administration is considering to make significant cuts in Medicare payments. Our net revenue could be adversely affected by potential adjustments to Medicare reimbursement rates for our laboratory diagnostic services.
We are required to maintain compliance with financial and other restrictive covenants in our debt financing agreements which can restrict our ability to operate our business, and if we fail to comply with those covenants, our outstanding indebtedness may be accelerated.
In July 2008, we entered into a credit facility with Gemino. The Gemino Facility was amended in January 2009, February 2009, November 2009, and December 2009. The Gemino Facility, as amended, contains a financial covenant which requires us to meet a minimum “fixed charge coverage ratio” through January 2011.
The “fixed charge coverage ratio” covenant requires us to maintain a minimum ratio on a cumulative annualized basis of 1.00 for the three months ending March 31, 2010, 1.10 for six months ending June 30, 2010, 1.20 for the nine months ending September 30, 2010, and 1.20 for the twelve months ending December 31, 2010 and thereafter. The “fixed charge coverage ratio” is defined as the ratio of EBITDA (net income plus interest expense, tax expense, depreciation/ amortization expense, and stock-based compensation expense) to the sum of (i) interest expense paid in cash on the Gemino Facility, plus (ii) payments made under capital leases, plus (iii) unfinanced capital expenditures, plus (iv) taxes paid.
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
The above covenants could adversely affect our ability to finance our future operations or capital needs and pursue available business opportunities, including acquisitions. A breach of any of these covenants could result in a default under the Gemino Facility, and thus result in the indebtedness, together with accrued interests and other fees, to be immediately due and payable and could allow Gemino to proceed against collateral securing such indebtedness.
The minimum “fixed charge coverage ratio” required by the Gemino Facility through September 30, 2009 was 1.10. Our calculated “fixed charge coverage ratio” through September 30, 2009 was 0.83. Accordingly, we were not in compliance with the minimum “fixed charge coverage ratio” covenant as of September 30, 2009. On November 13, 2009, we obtained a waiver of non-compliance from Gemino. The “fixed charge coverage ratio” covenant was removed for the period through December 31, 2009 with an amendment to the Gemino Facility in November 2009.

We expect to be in compliance with all covenants contained within the Gemino Facility through January 2011, though such outcome is uncertain. If we were not able to maintain compliance through such date, our ability to receive a waiver of non-compliance from Gemino is also uncertain.
As of December 31, 2009, we had approximately $2.7 million of outstanding indebtedness under our facility with Gemino, and $10.9 million of cash and cash equivalents. In the event the facility with Gemino is accelerated, we may be able to repay our obligation to Gemino through our cash and cash equivalents, assuming our current cash burn rates remain consistent. In addition, we would likely seek alternative sources of financing to support our prospective working capital requirements, though we may be unable to secure such financing on commercially reasonable terms, if at all.
Our credit agreement with Gemino contains a material adverse change clause.
If our business encountered difficulties that would qualify as a material adverse change in our (i) operations, (ii) condition (financial or otherwise), or (iii) ability to repay our facility, our credit agreement with Gemino could be cancelled. Gemino could elect to declare the indebtedness under the facility, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing such indebtedness.
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
We sold our Technology Business to Zeiss and we may incur indemnification obligations.
In March 2007, we sold our Technology Business to Zeiss for an aggregate purchase price of $12.5 million. In connection therewith, we made customary representations and warranties to Zeiss and we retained certain pre-closing liabilities relating to the Technology Business. As a result, we may have future indemnification obligations to Zeiss upon a breach of such representations and warranties and in connection with any related third party claims, surviving through the applicable statute of limitation, though we believe the value and likelihood of such obligations are minimal.
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
The laboratory business is intensely competitive both in terms of price and service. This industry is dominated by several national independent laboratories, but includes many smaller niche and regional independent laboratories as well. Large commercial enterprises, including Quest Diagnostics Incorporated and Laboratory Corporation of America (LabCorp), have substantially greater financial resources, larger research and development programs, and more sales and marketing channels than we do, enabling them to potentially develop and market competing products and services. These enterprises may also be able to achieve greater economies of scale or establish contracts with payor groups on more favorable terms. Academic and regional medical institutions generally lack the advantages of the larger commercial laboratories, but still compete with us on a limited basis. Smaller niche laboratories compete with us based on their reputation in specializing within a narrow test menu. Pricing of laboratory testing services is one of the significant factors often used by health care providers in selecting a laboratory. As a result, the laboratory industry is undergoing significant consolidation. Larger clinical laboratory providers are able to maximize cost efficiencies afforded by large-scale automated testing. This consolidation results in greater price competition. To meet such competition, we may be unable to improve our cost efficiencies sufficiently, if at all, and as a result, our operating results, cash flows, and our financial position could be negatively impacted.
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
If we fail to develop our proprietary biomarkers, we may not achieve an acceptable return on our research and development expenditures.
Our future success will depend, in part, on the timely development and introduction of biomarkers that address evolving market requirements for cancer diagnostic services. We are new to independently developing biomarkers and our future success will depend, in part, on our ability to internally develop and commercialize biomarkers. If we fail in this regard, we will not obtain an adequate return on our research and development expenditures, and will likely incur goodwill impairment charges, and lose valuable market share to our competitors, which may be difficult or impossible to regain.
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
Our computer systems are vulnerable to damage from a variety of sources, including telecommunications failures, malicious human acts, and natural disasters. Moreover, despite reasonable security measures we have implemented, some of our information technology systems are potentially vulnerable to physical or electronic break-ins, computer viruses, and similar disruptive problems. In July 2009, we began utilizing a new Enterprise Resource Planning (“ERP”) system. The ERP has various modules which impact our internal control over financial reporting and the related business risks that could arise in connection therewith are uncertain.
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
Our present and future funding requirements will also depend on certain other external factors, including, among other things:
•	The level of development investment required to maintain and improve our service offerings, including the development of novel molecular tests;
•	Our need or decision to acquire or license complementary technologies or acquire complementary businesses;
•	Competing technological and market developments;
•	Changes in regulatory policies or laws that affect our operations; and

•	Our ability to receive, in cash, the net revenue we have recognized and reported.
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
Our ability to maintain our competitive position depends on our ability to attract and retain highly qualified managerial, technical, and sales and marketing personnel.
We believe that our continued success depends to a significant extent upon the efforts and abilities of our executive officers and our scientific and technical personnel, including the following individuals:
•	Ronald A. Andrews, our Vice Chairman and Chief Executive Officer;
•	Michael J. Pellini, M.D., our President and Chief Operating Officer;
•	Michael R. Rodriguez, our Senior Vice President and Chief Financial Officer;
•	Kenneth J. Bloom, M.D., our Chief Medical Officer;
•	Todd S. Barry, M.D., Ph.D, our Medical Director;
•	David J. Daly, our Senior Vice President of Commercial Operations;
•	Douglas Ross, M.D., Ph.D, our Chief Scientific Officer;
•	Robert Seitz, our Senior Vice President, Technology Assessment, and General Manager, Huntsville Facility;
•	Ronald D. Collette, our Chief Information Officer; and
•	Glen M. Fredenberg, our Vice President of Finance and Corporate Controller.

The loss of any of our executive officers, senior managers, or key scientific or technical personnel could have a material adverse effect on our business, operating results, cash flows, and financial condition. We do not maintain key-person life insurance on any of our officers, managers, scientific and technical personnel, or other employees. Furthermore, our anticipated growth and expansion will require the addition of highly skilled technical, management, financial, sales and marketing personnel. Competition for personnel is intense, and our failure to hire and retain talented personnel or the loss of one or more key employees could have a material adverse effect on our business. In particular, we may encounter difficulties in attracting and retaining a sufficient number of qualified California licensed laboratory scientists.
We are dependent on others for the development of products. The failure of our collaborations to successfully develop products could harm our business.
Our business strategy includes entering into agreements with clinical and commercial collaborators and other third parties for the development, clinical evaluation, and marketing of new services, including novel molecular tests. Research performed under a collaboration for which we receive or provide funding may not lead to the development of products in the timeframe expected, or at all. If these agreements are terminated earlier than expected, or if third parties do not perform their related obligations properly and on a timely basis, we may not be able to successfully develop new products as planned, or at all.
We may acquire other businesses, products or technologies in order to remain competitive in our market and our business could be adversely affected as a result of any of these future acquisitions.
We may make acquisitions of complementary businesses, products or technologies. If we identify any appropriate acquisition candidates, we may not be successful in negotiating acceptable terms of the acquisition, financing the acquisition, or integrating the acquired business, products or technologies into our existing business and operations. Further, completing an acquisition and integrating an acquired business will significantly divert management time and resources. The diversion of management attention and any difficulties encountered in the transition and integration process could harm our business. If we consummate any significant acquisitions using stock or other securities as consideration, our stockholders’ equity could be significantly diluted. If we make any significant acquisitions using cash consideration, we may be required to use a substantial portion of our available cash. Acquisition financing may not be available on favorable terms, if at all.
Clinicians or patients using our services may sue us, and our insurance may not sufficiently cover all claims brought against us, which will increase our expenses.
The development, marketing, sale, and performance of healthcare services expose us to the risk of litigation, including professional negligence. Damages assessed in connection with, and the costs of defending, any legal action could be substantial. We currently maintain numerous insurance policies, including a $10.0 million aggregate, $5.0 million per claim, medical professional liability insurance policy, with a deductible of $25,000. However, we may be faced with litigation claims which exceed our insurance coverage or are not covered under any of our insurance policies. In addition, litigation could have a material adverse effect on our business if it impacts our existing and potential customer relationships, creates adverse public relations, diverts management resources from the operation of the business, or hampers our ability to otherwise conduct our business.
If we use biological and hazardous materials in a manner that causes injury, we could be liable for damages.
Our development and clinical pathology activities sometimes involve the controlled use of potentially harmful biological materials, hazardous materials, chemicals, and various radioactive compounds. We cannot completely eliminate the risk of accidental contamination or injury to third parties from the use, storage, handling, or disposal of these materials. We currently maintain numerous casualty policies, including a $1.0 million per occurrence, $2.0 million aggregate general liability policy, and a $10.0 million umbrella liability policy. These policies have deductibles ranging from $5,000 to $50,000 and contain customary exclusions. However, in the event of contamination or injury, we could be held liable for any resulting damages, and any liability could exceed our financial resources and/or any applicable insurance coverage we may have. Additionally, we are subject on an ongoing basis to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. The cost of compliance with these laws and regulations is significant and could negatively affect our operations, cash flows, and financial condition if these costs substantially increase.

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
Our competitors and other third parties may have, or may acquire, patent rights that they could enforce against us. If they do so, we may be required to alter our technologies, pay licensing fees, or cease activities. Additionally, if our technologies conflict with patent rights of others, third parties could bring legal action against us or our licensees, suppliers, customers, or collaborators, claiming damages and seeking to enjoin manufacturing and marketing of the affected products. If these legal actions are successful, in addition to any potential liability for damages, we might have to obtain a royalty or licensing arrangement in order to continue to manufacture or market the affected products. A required license or royalty under the related patent or other intellectual property may not be available on acceptable terms, if at all.
Because patent applications can take many years to issue, there may be pending applications, unknown to us, that may later result in issued patents upon which our technologies may infringe. There could also be existing patents of which we are unaware upon which our technologies may infringe. In addition, if third parties file patent applications or obtain patents claiming technology also claimed by us in pending applications, we may have to participate in interference proceedings in the United States Patent and Trademark Office to determine priority of invention. If third parties file oppositions in foreign countries, we may also have to participate in opposition proceedings in foreign tribunals to defend filed foreign patent applications. Additionally, we may have to participate in interference proceedings involving our issued patents or our pending applications.
If a third party claims that we infringe upon its proprietary rights, any of the following may occur:
•	We may become involved in time-consuming and expensive litigation, even if a claim is without merit;
•	We may become liable for substantial damages for past infringement, including possible treble damages for allegations of willful infringement;
•	A court may prohibit us from using a technology or providing a service without a license from the patent holder, which may not be available on commercially acceptable terms, if at all, or which may require us to pay substantial royalties or grant cross-licenses to our intellectual property; and
•	We may have to redesign our services so that they do not infringe upon others’ patent rights, which may not be possible, or if possible, could require substantial funds or time.
If any of these events occur, our business, results of operation, cash flows, and financial condition will likely suffer and the market price of our common stock will likely decline.

Risks Related to Regulation of Our Industry
If we are not able to obtain all of the regulatory approvals and clearances required to conduct clinical trials if/when required and/or commercialize our services and underlying diagnostic applications, our business would be significantly harmed.
The industry in which we operate is highly regulated. Areas of the regulatory environment that may affect our ability to conduct business include, without limitation:
•	Federal and state laws applicable to billing and claims payment and/or regulatory agencies enforcing those laws and regulations;
•	Federal and state laboratory anti-mark-up laws;
•	Federal and state anti-kickback laws;
•	Federal and state false claims laws;
•	Federal and state self-referral and financial inducement laws, including the federal physician anti-self-referral law, or the Stark Law;

•	Coverage and reimbursement levels by Medicare, Medicaid, other governmental payors, and private insurers;
•	Restrictions on reimbursements for our services;
•	Federal and state laws governing laboratory testing, including CLIA;
•	Federal and state laws governing the development, use and distribution of diagnostic medical tests known as “home brews”;
•	HIPAA and the HITECH Act;
•	Federal and state regulation of privacy, security and electronic transactions;
•	State laws regarding prohibitions on the corporate practice of medicine;
•	State laws regarding prohibitions on fee-splitting;
•	Federal, state and local laws governing the handling and disposal of medical and hazardous waste; and
•	Occupational Safety and Health Administration (“OSHA”) rules and regulations.
The above noted laws and regulations are extremely complex and in many instances, there are no significant regulatory or judicial interpretations of such laws and regulations. While we believe that we are currently in material compliance with applicable laws and regulations, a determination that we have violated any laws, or the public announcement that we are being investigated for possible violations of any laws, would adversely affect our business, prospects, results of operations, and financial condition. In addition, a significant change in any of the above listed laws may require us to change our business model in order to maintain compliance, which could reduce our net revenue or increase our costs and adversely affect our business, prospects, results of operations, and financial condition.
We are subject to significant environmental, health and safety regulation.
We are subject to regulation under federal, state, and local laws and regulations relating to the protection of the environment, including laws and regulations relating to the handling, transportation and disposal of medical specimens, infectious and hazardous waste, and radioactive materials, as well as to the safety and health of our laboratory employees. OSHA has established extensive requirements relating to workplace safety for health care employers, including clinical laboratories, whose workers may be exposed to blood-borne pathogens such as HIV and the hepatitis B virus. These regulations, among other things, require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations, and other measures designed to minimize exposure to, and transmission of, blood-borne pathogens. In addition, the federally-enacted Needlestick Safety and Prevention Act requires, among other things, that we include in our safety programs the evaluation and use of engineering controls such as safety needles if found to be effective at reducing the risk of needlestick injuries in the workplace. Compliance with applicable environmental, health and safety regulations may be expensive, and current or future environmental laws and regulations may impair business efforts. If we do not comply with applicable regulations, we may be subject to fines and penalties.

We are subject to federal and state laws governing the financial relationship among healthcare providers, including Medicare & Medicaid laws, and our failure to comply with these laws could result in significant penalties and other adverse consequences.
Our reimbursement from Medicare accounted for approximately 33.5% of our net revenue for the year ended December 31, 2009. The Medicare program is administered by CMS, and similar to state Medicaid programs, imposes extensive and detailed requirements on diagnostic services providers, including, but not limited to, rules that govern how we structure our relationships with physicians, how and when we submit reimbursement claims, and how we provide our specialized diagnostic services. Our failure to comply with applicable Medicare, Medicaid, and other governmental payor rules could result in our inability to participate in a governmental payor program, our returning of funds already paid to us, civil monetary penalties, criminal penalties, and/or limitations on the operational function of our laboratory. If we were unable to receive reimbursement under a governmental payor program, a substantial portion of our net revenue would be lost, which would adversely affect our results of operations and financial condition.
Our business is subject to stringent laws and regulations governing the privacy, security and transmission of medical information, and our failure to comply could subject us to criminal penalties and civil sanctions.
Governmental laws and regulations affect the privacy, security and transmission of medical information. Such laws and regulations restrict our ability to use or disclose patient identifiable laboratory data, without patient authorization, for purposes other than payment, treatment or healthcare operations (as defined by HIPAA), except for disclosures for various public policy purposes and other permitted purposes outlined in the privacy regulations of HIPAA. Such privacy and security regulations provide for significant fines and other penalties for wrongful use or disclosure of PHI, including potential civil and criminal fines and penalties. Although HIPAA does not expressly provide for a private right of damages, we also could incur damages under state laws to private parties for the wrongful use or disclosure of confidential health information, or other private personal information.
Federal law and the laws of many states generally specify who may practice medicine and limit the scope of relationships between medical practitioners and other parties.
Because of the unique structure of the relationships between CPS and us, as described in Item 1, “Clarient Pathology Services, Inc.,” many aspects of our business operations have not been the subject of state or federal regulatory interpretation. A review of our business by the courts or regulatory authorities could result in a determination that our operations do not comply with applicable law. In addition, the health care regulatory environment may change in a manner that restricts our existing operations or future expansion.
Risks Related to Ownership of Our Common Stock
We have never paid cash dividends on our common stock and do not anticipate paying dividends on our common stock, which may cause you to rely on capital appreciation for a return on your investment.
We currently intend to retain future earnings for use in our business and do not anticipate paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends will also depend on our financial condition, results of operations, capital requirements, and other factors and will be at the discretion of our board of directors. In addition, we are restricted from paying a dividend under our credit facilities without our lenders’ consent. Accordingly, one will have to rely on capital appreciation, if any, to earn a return on their investment in our common stock.

If we raise additional funds, you may suffer dilution or subordination, and we may grant rights in our technology or products to third parties.
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
The market price of our common stock has in the past been, and in the future is likely to be, highly volatile. These fluctuations could result in substantial losses for investors. Our stock price may fluctuate for a number of reasons, including, but not limited to:
•	Our operating performance;
•	Media reports and publications and announcements about cancer or diagnostic products or treatments or new innovations;
•	Developments or disputes regarding patent or other proprietary rights;

•	Announcements regarding clinical trials or other technological or competitive developments by us and our competitors;
•	The hiring and retention of key personnel;
•	Announcements concerning our competitors or the biotechnology industry in general;
•	Regulatory developments regarding us or our competitors;
•	Changes in coverage and reimbursement policies concerning our services or competitors’ services;
•	Changes in the current structure of the healthcare financing and payment systems;
•	Stock market price and volume fluctuations, which have particularly affected the market prices for life sciences companies, and which have often been unrelated to the operating performance of such companies; and
•	General economic, political, and market conditions.
Securities class action litigation is often brought against a company after a period of volatility in the market price of its stock. This type of litigation could be brought against us in the future, which could result in substantial expense and damage awards and divert management’s attention from running our business.
With the advent of the Internet, new avenues have been created for the dissemination of information. We do not have control over the information that is distributed and discussed on electronic bulletin boards and investment chat rooms. The motives of the people or organizations that distribute such information may not be in our best interest or in the interest of our stockholders. This, in addition to other forms of investment information, including newsletters and research publications, could result in a significant decline in the market price of our common stock.

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
Two stockholders, in the aggregate, hold 48% of our outstanding voting shares. Those stockholders’ interests may differ from other stockholders’ interests and may adversely affect the trading price of our common stock.
Safeguard and Oak beneficially own approximately 28.0% and 20.0% of our outstanding voting shares, respectively. As a result, Safeguard and Oak will have significant influence in determining the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations, and the sale of all, or substantially all, of our assets. Safeguard and Oak are contractually able to appoint five of our nine directors, though their combined voting interest could result in their election of all of our directors through their combined support. As a result, Safeguard and Oak could dictate the management of our business and affairs, particularly if acting in concert. The interests of Safeguard and Oak may differ from other stockholders’ interests. In addition, this concentration of ownership may delay, prevent, or deter a change in control and could deprive other stockholders of an opportunity to receive a premium for their common stock as part of a sale of our business. This concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with stockholders with significant voting interests.
Section 203 of Delaware General Corporation Law could inhibit a change in control and prevent a stockholder from receiving a favorable price for his or her shares.
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
If we do not maintain compliance with the listing requirements of the NASDAQ Capital Market, or any other national securities exchange, our common stock could be delisted, and such delisting may negatively affect our business and the liquidity and price of our common stock.
Our common stock is listed on the NASDAQ Capital Market. We are required to satisfy various listing maintenance standards for our common stock to remain listed on the NASDAQ Capital Market. If we fail to meet such standards, our common stock would likely be delisted from the NASDAQ Capital Market and if we are unable to comply with the listing requirements of any other national securities exchange, our common stock would be traded on an over-the-counter market such as the OTC Bulletin Board or the “Pink Sheets.” The over-the-counter markets are generally considered to be less efficient markets and having our common stock quoted on an over-the-counter market would seriously impair the liquidity of our common stock and limit our potential to raise future capital through the sale of our common stock, which could materially harm our business, results of operations, cash flows, and financial position.
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

Shares of our Series A convertible preferred stock are subject to anti-dilution rights that could increase the concentration of the ownership of our common stock.
Pursuant to our Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, our Series A convertible preferred stock has certain anti-dilution protections. Pursuant to these protections, the number of shares of common stock that the Series A convertible preferred stock may convert into will increase in the event that we issue stock at a price lower than the original price of the Series A convertible preferred stock in certain circumstances. If the number of shares of common stock into which the Series A convertible preferred stock may convert increases, the holders of the Series A convertible preferred stock will control an increased percentage of our voting stock and will be in an even greater position to control significant corporate actions.
The holders of our Series A convertible preferred stock are entitled to receive liquidation payments in preference to the holders of our common stock.
Upon a change in control, liquidation, dissolution or winding up of the affairs of our business, whether voluntary or involuntary, the holders of our Series A convertible preferred stock are entitled to receive a liquidation payment prior to the payment of any amount with respect to shares of our common stock. The amount of this preferential liquidation payment per share of the Series A convertible preferred stock is the amount equal to the greater of (1) $7.60 per whole share of Series A convertible preferred stock (as adjusted for stock splits, reverse stock splits, stock dividends and similar transactions with respect to the Series A convertible preferred stock plus declared and unpaid dividends on such share of Series A convertible preferred stock or (2) such amount per share of Series A convertible preferred stock as would have been payable had each share of Series A convertible preferred stock which is convertible into common stock been so converted immediately prior to such change in control, liquidation, dissolution or winding up. Because of the liquidation preference to which the holders of shares of the Series A convertible preferred stock are entitled, the amount available to be distributed to the holders of shares of our common stock upon a liquidation, dissolution or winding up of the affairs of our business could be substantially limited or reduced. Each share of Series A convertible preferred stock is currently convertible into four shares of common stock.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
We believe that our facilities are well maintained and adequate for our business requirements for the near-term, and that additional space, when needed, will be available on commercially reasonable terms. We have three facilities which are described below.
Corporate Headquarters and Diagnostic Services Laboratory
Our corporate headquarters and diagnostic services laboratory is located in Aliso Viejo, California, where we lease a facility with approximately 78,000 square feet. The initial ten-year term of our lease commenced on December 1, 2005, and we have an option to extend the lease term for up to two additional five-year periods.
Research and Development and Biopharmaceutical Services Centers
We lease our research and development and biopharmaceutical services centers in Huntsville, Alabama and Burlingame, California, comprising approximately 6,500 square feet. The Huntsville lease expires in January 2013. The Burlingame lease expires in March 2010 and will not be renewed.

Item 3.	Legal Proceedings
We are not a party to any material pending legal proceedings, the adverse outcome of which, individually or in the aggregate, management believes would have a material adverse affect on our business, financial condition, or results of operations. We may be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 4.	[Reserved]

Item 4A.	Executive Officers of the Registrant

Name	Age	Position	Executive Officer Since
Ronald A. Andrews	50	Vice Chairman and Chief Executive Officer	2004
Michael J. Pellini, M.D.	44	President and Chief Operating Officer	2007
Michael R. Rodriguez	42	Senior Vice President and Chief Financial Officer	2009
David J. Daly	48	Senior Vice President of Commercial Operations	2005
Ronald A. Andrews, 50, has been our Chief Executive Officer since July 2004 and Vice Chairman since April 2008. He also served as our President from July 2004 through April 2008. Mr. Andrews was Senior Vice President of Global Marketing and Commercial Business Development at Pleasanton, California-based Roche Molecular Diagnostics from 2002 to 2004. In that role, he developed and led the strategic execution for all molecular diagnostic commercial operations. This included the oversight of five Business Sector Vice Presidents responsible for all aspects of global marketing and business development in the areas of blood screening, virology, women’s health, microbiology and automation/emerging diagnostics. Mr. Andrews was also responsible for executive direction of all marketing functions, directed the development of the 10-year Strategic Plan for the organization and completed the reorganization of commercial operations during that period. From 2000 to 2002, Mr. Andrews held two senior executive positions with Indianapolis-based Roche Diagnostics Corporation. As Vice President, U.S. Commercial Operations, Molecular Diagnostics, he directed sales, marketing, technical field support and product development activities and was responsible for United States commercial strategy development for the clinical laboratory market. Prior to that, as Vice President, Marketing, U.S. Commercial Operations, he was responsible for planning and directing all aspects of the Roche U.S. Laboratory Systems Commercial Operations Marketing which included the clinical chemistry, immunochemistry, hematology, near patient testing and molecular markets. From 1995 to 2000, Mr. Andrews was Vice President of Atlanta-based Immucor, Inc. where he helped lead the transition of that company from a reagent manufacturer to an instrument systems company. Prior to joining Immucor, Mr. Andrews spent almost 10 years in management positions of increasing responsibility at Chicago-based Abbott Diagnostics, culminating in the position of Senior Marketing Manager, Business Unit Operations. Mr. Andrews earned a B.S. degree in Biology and Chemistry from Spartanburg, South Carolina-based Wofford College in 1981 and participated extensively in the executive development programs at both Roche and Abbott Labs.
Michael J. Pellini, M.D., 44, has been our Chief Operating Officer since October 2007 and President since April 2008. From February 2007 to April 2008, Dr. Pellini also served as Vice President of Safeguard’s Life Sciences Group. Prior to joining Safeguard, Dr. Pellini was Executive Vice President and Chief Operating Officer at Lakewood Pathology Associates, Inc., a national anatomical pathology company that provides comprehensive molecular and pathology services tailored toward the outpatient needs of surgical sub-specialists, from April 2005 to December 2006. From September 2004 to April 2005, Dr. Pellini was an Entrepreneur in Residence at BioAdvance, where he was responsible for reviewing and evaluating seed stage investment proposals. From June 1999 to February 2004, Dr. Pellini served as President and Chief Executive Officer of Genomics Collaborative, Inc., a Boston-based biotech firm that was acquired by SeraCare Life Sciences, Inc. in 2004. Dr. Pellini is a native of the greater Philadelphia region. He trained as a primary care physician in the Thomas Jefferson University Health System. Before attending medical school, he worked in the investment banking industry in both Philadelphia and Sydney, Australia. Dr. Pellini earned a M.D. from Jefferson Medical College of Thomas Jefferson University in Philadelphia, an M.B.A. degree from Drexel University in Philadelphia and a B.A. degree in Economics from Boston College in Massachusetts.
Michael R. Rodriguez, 42, has been our Chief Financial Officer since December 2009. From August 2004 to July 2009, Mr. Rodriguez served as the Senior Vice President, Finance and Chief Financial Officer at Endocare, Inc., a publicly-traded medical device company focused on minimally invasive technologies for tissue and tumor ablation, which was acquired by HealthTronics, Inc. in July 2009. From January 2004 until August 2004, Mr. Rodriguez served as a consultant to Endocare, providing assistance on a variety of financial and operational projects and compliance with Section 404 of the Sarbanes-Oxley Act. Prior to joining Endocare as a consultant, Mr. Rodriguez served as Executive Vice President and Chief Financial Officer of Directfit, Inc., a privately-held provider of information technology staffing services, from June 2000 to November 2003. From September 1997 to June 2000, Mr. Rodriguez held a variety of positions, including Senior Vice President and Chief Financial Officer, with Tickets.com, Inc., a publicly-traded Internet-based provider of entertainment ticketing services and software. From June 1995 to September 1997, Mr. Rodriguez was Corporate Controller and Director of Finance at EDiX Corporation, a medical informatics company. Mr. Rodriguez began his career at Arthur Andersen LLP and was with that firm from 1989 to 1993. Mr. Rodriguez holds a B.S. degree in accounting from the University of Southern California and an M.B.A. degree from the Stanford University Graduate School of Business. Mr. Rodriguez is a Certified Public Accountant (inactive).

David J. Daly, 48, our Senior Vice President of Commercial Operations, joined us in February 2005 as Vice President of Sales. In 2006, Mr. Daly took over responsibility for both our marketing in addition to sales functions. In 2007, Mr. Daly became responsible for all of our commercial operations. Prior to joining us, Mr. Daly served as Area Marketing Manager for Roche Diagnostics, where he was responsible for the establishment of Molecular Centers of Excellence throughout the western region. Prior to Roche, Mr. Daly spent ten years with Abbott Laboratories, Diagnostic Division. He started his career as a territory sales representative and took on increasing levels of responsibility throughout his tenure. His roles included Worldwide Marketing, where he was responsible for the development and implementation of Abbott’s Global lab automation strategy and Sales Management where he served as District Manager for Hematology products. Mr. Daly completed his career at Abbott as Director of U.S. Sales, Animal Health division, where he was responsible for a $50 million annual sales plan and managed a 35 member sales organization. Mr. Daly earned an M.A. degree in Economics from the University of California, Santa Barbara and graduated cum laude with a B.A. degree in Economics from the University of California, Irvine.
Other Significant Employees
Kenneth J. Bloom, M.D., 52, has been our Medical Director since August 2004 and Chief Medical Officer since September 2004. Dr. Bloom is the President and sole shareholder of Clarient Pathology Services, Inc., which is discussed in Item 1. “Clarient Pathology Services, Inc.” Dr. Bloom joined us from Irvine, California-based U.S. Labs, where he served as Senior Medical Director since 2002. Prior to that, Dr. Bloom spent more than two decades serving in senior academic, consultative and clinical roles with leading hospitals and healthcare enterprises principally in the specialization of cancer care. Dr. Bloom’s academic posts have included over 10 years as Associate Professor of Pathology at Chicago-based Rush Medical College, as well as one year as a visiting Professor in the Department of Computer Science at DePaul University. Over the past 15 years, Dr. Bloom has held more than 10 appointed positions at Chicago-based Rush Presbyterian — St. Luke’s Medical Center, one of the leading cancer research hospitals in the United States. Those positions included Director of Laboratory Operations, Director of Immunohistochemistry, and Director of the Breast Service in the Department of Pathology, Consultant to the Rush Breast Cancer Center, and Director of Information Services for the Rush Cancer Institute. Dr. Bloom has, for more than three decades, been a prolific researcher and lecturer in the fields of pathology and, specifically, cancer related topics. He has been a member of the College of American Pathologists (CAP) since 1987 and currently serves as a member of the Immunohistochemistry and Technology Assessment Committees for that organization. In addition to the roles mentioned above, Dr. Bloom has served the industry off and on for the past 20 years in both advisory and operational roles. Those appointments include Board of Directors seats, consulting roles and executive posts including executive level positions at both diagnostics technology and information technology firms. Dr. Bloom earned his earned a M.D. from Rush Medical College and a B.A. degree from Grinnell College.
Todd S. Barry, M.D., Ph.D., 47, has been our Medical Director since September 2008. Prior to joining us, Dr. Barry was employed by PhenoPath Laboratories, in Seattle, WA, from July 2002 through August 2008, where he served as the Director of Molecular and Hematopathology. During his tenure with PhenoPath, Dr. Barry gained extensive experience in the use of morphologic, immunophenotypic, and molecular tools used in the diagnosis and prognosis of hematologic and non-hematologic malignancies. Dr. Barry’s expertise includes: immunohistochemistry, molecular diagnostic testing, flow cytometry, leukemias, lymphomas, cutaneous lymphoid disorders, breast pathology, and prognostic and predictive breast cancer biomarkers. Dr. Barry has lectured on these topics in numerous courses for the USCAP, ASCP, CAP, as well as, state and international pathologic societies. Dr. Barry received an M.D. degree and a Ph.D. degree in Immunology from Duke University in Durham, N.C., under the direct supervision of Dr. Barton Haynes (Hanes Professor of Medicine) in 1995. Dr. Barry then completed his residency training in Anatomic and Clinical Pathology at the University of Washington Medical Center in Seattle, WA in 1999. Following his residency training, Dr. Barry finished a one year Surgical Pathology/ Immunohistochemistry Fellowship at the University of Washington Medical Center. Additionally, Dr. Barry completed two more years of Hematopathology Fellowship training at the National Cancer Institute within the National Institutes of Health in Bethesda, Maryland.
Robert S. Seitz, 46, joined us in December 2009 as our Senior Vice President and General Manager, Huntsville Facility, and Technology Assessment. Previously, Mr. Seitz was Chief Executive Officer and co-founder of AGI. Mr. Seitz founded the antibody department at Research Genetics, Inc. and had been its director for the eight years before founding AGI. Mr. Seitz has extensive expertise in creating and marketing an antibody business and related services. As director of the antibody department of Research Genetics, Mr. Seitz managed numerous collaborations with both academic and pharmaceutical development teams. Mr. Seitz has a B.S. degree in Chemistry from the University of South Alabama and a M. Div. degree from Fuller Theological Seminary.

Douglas T. Ross, M.D., Ph.D, 50, joined us in December 2009 as our Chief Scientific Officer. Previously, Dr. Ross was Chief Scientific Officer and co-founder of AGI. Dr. Ross was a postdoctoral fellow with Patrick O. Brown and David Botstein at Stanford University. Dr. Ross was instrumental in the initiation and scale-up of the Stanford human microarray project, and for developing strategies for large-scale analysis of gene expression in human cancer. Dr. Ross earned an M.D. degree and a Ph.D. degree in Pathology from the University of Washington while studying at the Fred Hutchinson Cancer Research Center in Seattle, Washington. Dr. Ross completed two years of clinical pathology training including serving as Chief Resident at the University of California at San Francisco before joining the microarray project at Stanford University in 1996.
Ronald D. Collette, 46, became our Chief Information Officer in January of 2009, taking on the responsibility for directing and managing information technologies for our company. Mr. Collette is a well respected professional in the field of information technologies with over 25 years of experience working for various Fortune-500 organizations such as Fluor Corporation, Pacific Life, Countrywide Mortgage, and the Resolution Trust Corporation. Mr. Collette was a founding partner of Traxx Consulting Inc., a boutique consultancy focused on information security, team development, and technical architecture. He is a regular speaker at a number of security and IT related events such as International Standards Organization (ISO) conference, SecureWorld Expo, and InfoSeCon. Mr. Collette is also a regular columnist and research analyst for Computer Economics. Mr. Collette has also co-authored two books on information security “The CISO Handbook: A Practical Guide to Securing Your Company” and the companion publication ”CISO Soft Skills: Securing Organizations Impaired by Employee Politics, Apathy, and Intolerant Perspectives.” Both of these books are used as course material for numerous advanced education and university masters programs on security leadership. Mr. Collette’s contribution to the information yechnology industry is represented by numerous publications, papers, and presentations. Mr. Collette holds a B.S. degree in Economics with minors in Accounting and Business Administration from Arizona State University, and has completed post graduate work in Software Engineering.
Glen M. Fredenberg, 45, has served as our Vice President of Finance and Corporate Controller since August 2009. From April 2007 to August 2009, Mr. Fredenberg served as Vice President and Divisional Controller for Laboratory Corporation of America, or LabCorp. From February 2005 to April 2007, Mr. Fredenberg served as Associate Vice President and Divisional Controller for LabCorp’s Esoteric Businesses Division. From April 1998 to February 2005, Mr. Fredenberg served in a variety of senior financial roles at US LABS (acquired by LabCorp in February 2005), including Corporate Controller, Interim Chief Financial Officer, and Vice President of Finance. While at US LABS, Mr. Fredenberg was responsible for the Billing and Collections function which included a conversion from an in-house billing system to the XIFIN system. Mr. Fredenberg holds a B.S. degree in Business Administration with a concentration in Accounting from California State University, Fullerton. Mr. Fredenberg is a Certified Public Accountant (inactive).
PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Our common stock trades on the NASDAQ Capital Market under the symbol “CLRT”. The table below sets forth the high and low sales prices of our common stock for the periods indicated:

	High	Low
2009
First Quarter	$2.25	$1.20
Second Quarter	3.81	2.16
Third Quarter	4.39	3.23
Fourth Quarter	4.30	2.26
2008
First Quarter	$2.43	$1.34
Second Quarter	2.19	1.35
Third Quarter	2.31	1.69
Fourth Quarter	1.77	0.86
As of March 8, 2010, we had outstanding 84,103,031 shares of common stock held by approximately 9,300 stockholders, including beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers, and other fiduciaries.

We have not paid cash dividends during the two most recent years and do not intend on paying cash dividends in the foreseeable future. Furthermore, the declaration and payment of dividends is completely restricted by a covenant in our credit facility with Gemino. We expect to use any future earnings to finance our operations. The actual amount of any dividends that may be paid in the future will be subject to the discretion of our board of directors and will depend on our operations, financial, and business requirements, and other factors.
Item 12 provides information as of December 31, 2009 with respect to all of our compensation plans, agreements and arrangements under which our equity securities were authorized for issuance. Additionally, more detailed information with respect to our stock-based compensation is included in Note 11 to the Consolidated Financial Statements.
The following chart compares the yearly percentage change in the cumulative total stockholder return on Clarient common stock for the period from December 31, 2004 through December 31, 2009, with the cumulative total return on the Nasdaq Composite Index and the peer group index for the same period. The peer group consists of SIC Code 8071 Services- Medical Laboratories. The comparison assumes that $100 was invested on December 31, 2004 in our common stock at the then closing price of $2.16 per share.

Item 6.	Selected Financial Data
The following table presents selected financial data for the last five years of the operation of our business and has been adjusted for the effects of discontinued operations. The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

	Years ended December 31,
	2009	2008	2007(a)	2006	2005
Consolidated Statement of Operations Data:

Net revenue	$91,599	$73,736	$42,995	$27,723	$11,439

Cost of services	39,107	32,936	26,807	19,777	10,948

Gross profit	52,492	40,800	16,188	7,946	491
Operating expenses	55,613	42,290	27,985	20,563	16,118
Interest expense, net	4,431	8,149	2,349	920	212

Loss from continuing operations before income taxes	(7,552)	(9,639)	(14,146)	(13,537)	(15,839)

Income tax (expense) benefit	599	(6)	2,088	(24)	—

Loss from continuing operations, net of income taxes	(6,953)	(9,645)	(12,058)	(13,561)	(15,839)
Income (loss) from discontinued operations, net of income taxes	901	—	3,301	(2,574)	1,037

Net loss	$(6,052)	$(9,645)	$(8,757)	$(16,135)	$(14,802)

Series A preferred stock beneficial conversion feature	(4,290)	—	—	—	—

Net loss applicable to common stockholders	$(10,342)	$(9,645)	$(8,757)	$(16,135)	$(14,802)

Basic and diluted net loss per share applicable to common stockholders:

Loss from continuing operations	$(0.14)	$(0.13)	$(0.17)	$(0.20)	$(0.29)
Income (loss) from discontinued operations	0.01	—	0.05	(0.04)	0.02

Net loss applicable to common stockholders	$(0.13)	$(0.13)	$(0.12)	$(0.24)	$(0.27)

	As of December 31,
	2009	2008	2007	2006	2005
Consolidated Balance Sheet Data:
Cash and cash equivalents	$10,903	$1,838	$1,516	$448	$9,333
Accounts receivable, net	21,568	20,315	12,020	9,165	4,786
Total assets	66,947	35,509	26,618	27,344	25,249

Current liabilities of discontinued operations	—	—	—	1,327	1,223
Total current liabilities	14,175	35,934	26,402	14,246	8,958

Capital lease obligations	604	345	906	7,439	2,073
Deferred rent and other non-current liabilities	3,055	3,970	4,099	3,651	1,756
Contingently issuable common stock	2,650	—	—	—	—

Accumulated deficit	(165,164)	(154,822)	(145,177)	(136,420)	(120,285)
Total stockholders’ (deficit) equity	7,877	(4,740)	(4,789)	951	12,462
***

(a)	As discussed in Note 18 to the Consolidated Financial Statements, we determined that we did not properly present the income tax effect of the ACIS Sale (see Note 4), though such error had no impact on net income. The following table summarizes the effect of the adjustments in the year ended December 31, 2007 (in thousands):

	Year Ended
	December 31, 2007
	Previously	As
	Reported	Adjusted
Condensed Consolidated Statements of Operations:
Income tax (expense) benefit	$(23)	$2,088
Loss from continuing operations, net of income taxes	(14,169)	(12,058)
Income from discontinued operations, net of income taxes	5,412	3,301

Net income (loss) per share applicable to common stockholders — basic and diluted:
Loss from continuing operations	$(0.20)	$(0.17)
Income from discontinued operations	0.08	0.05

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis of financial condition and results of operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties, including those set forth in Item 1A of this report under the caption “Risks Relating to Our Business,” and other reports we file with the SEC. Our actual results could differ materially from those anticipated in these forward-looking statements.
Overview and Outlook
We are an advanced oncology diagnostics services company. Our mission is to combine innovative technologies, clinically meaningful test results, and world-class pathology expertise to improve the lives of those affected by cancer by bringing clarity to a complex disease. Our vision is to be the leader in cancer diagnostics by dedicating ourselves to collaborative relationships with the health care community as we translate cancer discovery and information into better patient care.

Our focus is on identifying high-quality opportunities to increase our profitability and differentiate our service offerings in a highly competitive market. An important aspect of our strategy is to develop high-value, revenue generating opportunities by combining our medical expertise and our intellectual property to develop and commercialize novel diagnostic tests (also referred to as “novel markers” or “biomarkers”) through our highly developed commercial channels. Novel diagnostic tests on which we focus detect characteristics of an individual’s tumor or disease that, once identified and qualified, allow for more accurate prognosis, diagnosis, and treatment.
In addition, we work to identify specific partners and technologies where we can assist in the commercialization of novel diagnostic tests developed by third-parties. We believe that broader discovery and use of novel diagnostic tests will clarify and simplify decisions for healthcare providers and the biopharmaceutical industry. The growing demand for personalized medicine has generated a need for these novel diagnostic tests, creating a new market for such novel diagnostic tests, widely expected by analysts to grow between $1.5 billion and $3.0 billion over today’s market size within the next five years, based upon industry analyst data and management’s internal estimates.
In 2010, we will focus on four primary objectives:
•	Maintain net revenue growth by reaching new customers and increasing “same store sales” to our existing customers with our new services;
•	Maintain financial discipline to achieve profitability;
•	Leverage our industry-leading commercial channel and successfully launch new proprietary diagnostic tests; and
•	Maximize the effectiveness of our billing and collection function.
Characteristics of our Revenue and Expenses
Net revenue
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
Cost of services
Cost of services includes compensation (including stock-based compensation) and benefits of laboratory personnel, laboratory support personnel, and pathology personnel. Cost of services also includes depreciation expense for laboratory equipment, laboratory supplies expense, allocated facilities-related expenses, and certain direct costs such as shipping.
Sales and marketing
Sales and marketing expenses primarily consist of the compensation and benefits of our sales force, sales support, and marketing personnel. It also includes costs attributable to marketing our services to our customers and prospective customers.
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
Bad debt
Bad debt consists of estimated uncollectible accounts, or portions thereof, recorded during the period. The process of establishing a reasonable allowance for doubtful accounts, and resulting bad debt expense, at each period end involves the combination of an objective evaluation of our historical collection experience, and a subjective evaluation to identify certain at risk receivable balances. Our allowance for doubtful accounts model is designed to consider the age of the receivable balance and associated payor class. In addition, we use a significant degree of judgment in determining the receivables we believe are unlikely to be collected.

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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of net revenue and expenses during the reported periods. While management believes these estimates are reasonable and consistent, they are by their very nature, estimates of amounts that will depend on future events. Accordingly, actual results could differ from these estimates. Our Audit Committee of the Board of Directors periodically reviews our significant accounting policies. Our critical accounting policies arise in conjunction with the following:
•	Revenue recognition
•	Allowance for doubtful accounts and bad debt expense
•	Stock-based compensation
•	Income taxes
Revenue recognition
Net revenue for our diagnostic services is recognized on an accrual basis at the time discreet diagnostic tests are completed. Each test performed relates to a specimen encounter derived from a patient, and received by us on a specific date (such encounter is commonly referred to as an “accession”). Our services are billed to various payors, including Medicare, private health insurance companies, healthcare institutions, biopharmaceutical companies, and patients. We use published fee schedules from CMS for recognized revenue for amounts billed to Medicare for our services. We report net revenue for our services from contracted payors, including certain private health insurance companies and healthcare institutions, based on the contracted rate (which is generally based on the CMS published fee schedule) or in certain instances, our estimate of such rate, based upon our historical collection experience.
The difference between the amount billed and the amount recognized as net revenue is the result of standard discounts (commonly referred to as “contractual allowances”). We report net revenue from non-contracted payors, including certain private health insurance companies, based on the amount expected to be approved for payment for our services. Additional revenue adjustments are recorded for non-contracted payors in the period that the additional information becomes known to us. Patient revenue is divided into two classes: direct bill and indirect bill. The amount recognized as net revenue for direct bill patients is based on a standard multiple of the CMS published fee schedule. The amount recognized as net revenue for indirect bill patients is based on their co-pay or deductible obligation with their primary insurance payor.
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

During the third quarter of 2009, we refined our model for estimating an appropriate allowance for doubtful accounts at each period end, utilizing historical payment information by payor class and receivable age, which was not previously available to us in sufficient form and content. Nonetheless, due to a combination of objective and subjective factors in our previous model for estimating an appropriate allowance for doubtful accounts, our reported net accounts receivable of $21.6 million as of December 31, 2009, would not have been materially different had the previous model been applied in the third or fourth quarter of 2009.
Stock-based compensation
We record compensation expense related to stock-based awards, including stock options and restricted stock, based on the fair value of the award using the Black-Scholes option-pricing model (see Note 11 to the Consolidated Financial Statements). Stock-based compensation expense recognized during the period is based on the value of the portion of the stock-based awards that are ultimately expected to vest, and thus, the gross expense is reduced for estimated forfeitures. We recognize stock-based compensation expense over the vesting period using the straight-line method for employees and ratably for non-employees. We classify compensation expense related to these awards in the Consolidated Statements of Operations based on the department to which the recipient reports.
Income taxes
We account for income taxes utilizing the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We do not recognize a tax benefit, unless we conclude that it is more likely than not that the benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. If the recognition threshold is met, we recognize a tax benefit measured at the largest amount of the tax benefit that we believe is greater than 50 percent likely to be realized. Due to both historical and recent changes in our capitalization structure, the utilization of net operating losses may be limited pursuant to Section 382 of the Internal Revenue Code. As of December 31, 2009 our gross deferred tax asset of $60.2 million has a full valuation allowance, so that our net deferred tax assets are recorded at zero. In the event of future successive quarters of profitability, the valuation allowance may be reversed through the recording of an income tax benefit.
Strategy and Key Metrics
Our strategic focus is centered on identifying high-value opportunities that enable the expansion and differentiation of our cancer diagnostic services within the highly competitive medical laboratories sector in which we operate. We commercialize our services through our highly developed channels with community pathologists, oncologists, universities, hospitals, and pharmaceutical researchers. Our primary objective is to grow market share and increase net revenue, while efficiently running our business to maximize stockholder value. There are high fixed and semi-variable costs associated with operating a licensed medical services laboratory. Our business requires requisite test volume and associated net revenue to offset such costs and realize positive income from operations. We began offering cancer diagnostic services in late 2004. Our net revenue has grown substantially in each annual period through 2009.
We continued to make significant progress in growing our business in 2009 by expanding the breadth and depth of our cancer diagnostic menu and expanding our commercial reach, while judiciously managing costs, and operating our laboratory in a highly efficient manner. In 2010, achieving full year profitability will be a top priority of our management team, and is planned to be achieved as a result of: (i) our forecasted test volume and associated net revenue in 2010 and (ii) the efficient management of our business to contain expenses in 2010 and beyond. The aforementioned forward looking statements are inherently uncertain and are subject to a high degree of risk, as further discussed in our Cautionary Note Concerning Forward-Looking Statements within this Annual Report on Form 10-K.

The below tables within Continuing Operations Overview — 2009, 2008, and 2007 represent the key metrics we review in measuring our annual financial and operating success.
Results of Operations
Continuing Operations Overview — 2009, 2008, and 2007
The following table presents our results of continuing operations and the percentage of the years’ net revenue (in thousands):

	2009		2008		2007(a)
Net revenue	$91,599	100.0%	$73,736	100.0%	$42,995	100.0%
Cost of services	39,107	42.7%	32,936	44.7%	26,807	62.3%

Gross profit	52,492	57.3%	40,800	55.3%	16,188	37.7%
Operating expenses:
Sales and marketing	17,380	19.0%	10,941	14.8%	8,630	20.1%
General and administrative	23,587	25.8%	18,729	25.4%	15,278	35.5%
Bad debt	12,927	14.1%	12,199	16.5%	3,558	8.3%
Research and development	1,719	1.9%	421	0.6%	519	1.2%

Total operating expenses	55,613	60.7%	42,290	57.4%	27,985	65.1%

Loss from operations	(3,121)	(3.4)%	(1,490)	(2.0)%	(11,797)	(27.4)%
Interest expense, net	4,431	4.8%	8,149	11.1%	2,349	5.5%
Income tax benefit (expense)	599	0.7%	(6)	—	2,088	4.9%

Loss from continuing operations, net of income taxes	$(6,953)	(7.6)%	$(9,645)	(13.1)%	$(12,058)	(28.0)%

(a)	See Note 18 to the Consolidated Financial Statements for certain adjustments from previous SEC filings for the year ended December 31, 2007.
Each test we perform relates to a specimen encounter derived from a patient, and received by us on a specific date. Such specimen encounter is commonly referred to as an “accession”. The following table presents the total number of our accessions in 2009, 2008, and 2007.

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Total Accessions	135	109	74

The following table presents our test volumes by general test type in 2009, 2008, and 2007. Our diagnostic services incorporate a variety of testing methodologies for each of the below categories, as discussed in Item 1, Our Services.

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Test Volume by:

Solid tumor, including breast prognostics	332	298	232
Leukemia / Lymphoma	589	479	284
Molecular diagnostics	22	9	3

Total test volume	943	786	519

The following table presents our average net revenue and average cost of services per accession in 2009, 2008, and 2007:

	Year Ended December 31,
	2009	2008	2007
Average net revenue per accession	$679	$676	$581
Average cost of services per accession	290	302	362

Gross profit per accession	$389	$374	$219

The following table presents our average net revenue and average cost of services per test in 2009, 2008, and 2007:

	Year Ended December 31,
	2009	2008	2007
Average net revenue per test	$97	$94	$83
Average cost of services per test	41	42	52

Gross profit per test	$56	$52	$31

The following table presents our net revenue by payor class in 2009, 2008, and 2007:

	Year Ended December 31,
	2009		2008		2007
Governmental health insurance (Medicare, Medicaid)	$33,493	36.7%	$26,062	35.4%	$16,860	39.2%

Private health insurance	37,600	41.0%	30,017	40.7%	15,595	36.3%

Clients (pathologists, hospitals, clinics, and biopharmaceutical companies)	15,713	17.2%	12,365	16.8%	7,156	16.6%

Patients	4,793	5.1%	5,292	7.1%	3,384	7.9%

Total	$91,599	100%	$73,736	100%	$42,995	100%

The following table presents our estimated active customer count, as defined as any customer that has ordered our services within six months prior to December 31, 2009, 2008, and 2007, respectively:

	As of December 31,
	2009	2008	2007

Active Customers	1,125	865	675

The following table presents average net revenue per full time equivalent (“FTE”) employee (a), including the employees of CPS, for the years ended December 31, 2009, 2008, and 2007:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Net revenue per FTE employee	$284	$328	$231

(a)	Represents our average number of company-wide employees during the respective year, as adjusted for part-time personnel, utilizing a typical 40 hour work week.
The decrease in net revenue per FTE employee in 2009 as compared to 2008 is primarily due to the average net increase of 98 FTE employees in 2009 versus 2008. In anticipation of the growth in our business, and to facilitate such growth, we hired additional personnel throughout 2009 in various company departments. We expect that in 2010, our net revenue per FTE employee will exceed $0.3 million.
Year Ended December 31, 2009 versus December 31, 2008
Net Revenue

	Years Ended December 31,			Percent
	2009	2008	Variance	change
	(in thousands)

Net revenue	$91,599	$73,736	$17,863	24.2%
Our 24.2% net revenue increase resulted from a 20.0% increase in diagnostic services test volume, increased Medicare reimbursement rates, and a favorable mix of higher-value services performed in the current period, partially offset by certain pricing reductions based on a 2009 analysis of historical cash collections by payor class. See the above Billing section for a table of Medicare reimbursement rates under the Physician Fee Schedule for the most common CPT codes associated with our laboratory services in 2009 and 2008.
Our menu of oncology diagnostic testing services expanded in the first quarter of 2008 to include markers for tumors of the colon, prostate, and lung. We expect to continue to expand our services menu to include markers for additional tumor types, and to deepen our market penetration for the diagnostic services that we currently provide. We have also steadily increased the depth of our diagnostic services for certain cancer types, including lymphoma/leukemia.
Net revenue growth in the year ended December 31, 2009, as compared to 2008, was enabled by our expanded capabilities and service offerings which utilize the test methodologies of IHC, flow cytometry, FISH, and molecular/PCR, and our accompanying sales and marketing efforts. We anticipate that net revenue will continue to increase as we further execute our commercial operation strategy of expanding the breadth and depth of our oncology diagnostic services and our sales and marketing efforts for such services.
Cost of Services, Gross Profit, and Gross Margin

	Years Ended December 31,			Percent
	2009	2008	Variance	change
	(in thousands)
Cost of services	$39,107	$32,936	$6,171	18.7%
Gross profit	52,492	40,800	11,692	28.7%
Gross margin percentage (gross profit as a percent of net revenue)	57.3%	55.3%	2.1%
The $6.2 million increase in cost of services was driven by a 20.0% increase in test volume, and was primarily related to: additional laboratory personnel costs of $2.1 million, increased lab supplies of $1.3 million, additional courier expenses of $0.7 million, and increased cost of tests performed on our behalf by other laboratories of $1.2 million.

Gross margin for the year ended December 31, 2009 improved to 57.3%, and was primarily due to increased test volumes and the related economies of scale in our operations. We anticipate that gross margins will gradually improve as our testing volumes increase and we continue to improve the efficiency and effectiveness of our laboratory operations. Laboratory employee productivity continues to improve based on metrics of specimens prepared and tested by month per FTE laboratory employee. Gross margins could be adversely affected, however, if Medicare reimbursement rates are decreased in 2010 or beyond.
Operating Expenses and Interest Expense, net

	Years Ended December 31,			Percent
	2009	2008	Variance	change
	(in thousands)
Sales and marketing	$17,380	$10,941	$6,439	58.9%

General and administrative	23,587	18,729	4,858	25.9%
Bad debt	12,927	12,199	728	6.0%
Research and development	1,719	421	1,298	308.3%
Interest expense, net	4,431	8,149	(3,718)	(45.6)%
Sales and marketing. The $6.4 million increase for the year ended December 31, 2009 as compared to 2008 was primarily related to $5.1 million of additional sales and marketing personnel related costs, including sales commissions. During the first quarter of 2009, we hired 16 new sales representatives to deepen our market penetration across the U.S. The remaining $1.3 million increase was related to a $0.7 million increase in travel-related expenses and increased tradeshow, advertising, sales conferences, and consulting fees of $0.3 million.
General and administrative. The $4.9 million increase is related to several factors which include: (i) a $3.1 million increase in personnel expenses (including relocation & recruiting), particularly within our billing and collection, human resources, and information technology departments to support our growth, (ii) a $0.4 million increase in stock based compensation, (iii) a $0.6 million increase in depreciation expense on recently deployed capital assets, (iv) a $0.4 million increase in consulting expenses related to certain corporate initiatives, (v) a $0.4 million increase in facilities expenses associated with expansion at our current facility in Aliso Viejo, and (vi) increased general insurance fees of $0.5 million. These increases were partially offset by a reduction in third party collection fees of $0.6 million resulting from bringing our billing function in-house during the second half of 2008.
Bad debt. During the third quarter of 2009, we refined our model of estimating our allowance for doubtful accounts, based upon historical collection information not previously available to us in sufficient form and content. Our process involved a detailed analysis of historical collections by each payor class since we began performing the billing and collection function in-house in June 2008. Due to a combination of objective and subjective factors in our previous model for estimating an appropriate allowance for doubtful accounts and resulting bad debt expense, our reported bad debt expense of $12.9 million for the year ended December 31, 2009 would not have been materially different had the previous model been applied.
We expect that bad debt expense will gradually decrease to below 10% of net revenue over the next four to six quarters, as we more effectively manage our billing and collection function and continue to improve our billing and collection processes.
Research and development. The $1.3 million increase in research and development expenses was primarily driven by $0.3 million of increased compensation and benefits costs for recently hired research and development personnel, and $0.8 million of increased costs associated with third parties who assist us in developing novel diagnostic tests.
Interest expense, net. Interest expense includes stated interest and fees on our credit facilities, plus the amortization of the fair value of issued common stock warrants in connection with borrowings under our former credit facility with Safeguard and certain other lenders. The $3.7 million decrease in interest expense is primarily related to lower average outstanding short-term borrowings due to the repayment and retirement of our revolving credit facilities with Comerica and Safeguard as discussed in Note 7 to the Consolidated Financial Statements.

Income Taxes

	Years Ended December 31,
	2009	2008	Variance
	(in thousands)
Income tax benefit (expense)	$599	$(6)	$(605)
The $0.6 million tax benefit in 2009 relates to the tax effect, through continuing operations, of a $1.5 million payment received in April 2009 from Zeiss, the acquirer in the ACIS Sale. The proceeds were in connection with the satisfaction of certain post-closing conditions from the ACIS Sale in 2007. The nominal tax expense in 2008 represents certain minimum payments due in various states.
Year Ended December 31, 2008 versus December 31, 2007
Net Revenue

	Years Ended December 31,			Percent
	2008	2007	Variance	change
	(in thousands)
Net revenue	$73,736	$42,995	$30,741	71.5%
Our 71.5% net revenue increase resulted from our increase in diagnostic services test volume of 51.4%, and increased Medicare reimbursement rates. See the above Billing section for a table of Medicare reimbursement rates under the Physician Fee Schedule for the most common CPT codes associated with our laboratory services in 2008 and 2007.
We expanded our menu of oncology diagnostic testing services in the first quarter of 2008 to include markers for tumors of the colon, prostate, and lung. Our expanded capabilities in the test methodologies of IHC, flow cytometry, FISH, and molecular/PCR, and our accompanying sales and marketing efforts, have driven net revenue growth in the year ended December 31, 2008, as compared to 2007.
Cost of Services, Gross Profit, and Gross Margin

	Years Ended December 31,			Percent
	2008	2007	Variance	change
	(in thousands)
Cost of services	$32,936	$26,807	$6,129	22.9%
Gross profit	40,800	16,188	24,612	152.0%
Gross margin (gross profit as a percent of net revenue)	55.3%	37.7%	17.6%
The $6.1 million increase in cost of services was driven by an overall increase in net revenue, and was primarily related to: (i) additional laboratory personnel costs of $2.1 million, (ii) increased laboratory reagents and other supplies expense of $1.4 million, (iii) increased allocated facilities expense of $0.4 million, (iv) increased cost of tests performed on our behalf by other laboratories of $1.7 million, and (v) an increase in shipping expense of $1.2 million.
Gross margin for the year ended December 31, 2008 was 55.3% compared to 37.7% in the prior year. The increase in gross margin was primarily driven by an overall increase in net revenue including higher value oncology diagnostic services. In addition, laboratory employee productivity improved based on metrics of specimens prepared and tested per month per FTE laboratory employee. Gross margin, however, does not include the bad debt expense that impacts our overall results. See our bad debt discussion below.

Operating Expenses and Interest Expense, net

	Years Ended December 31,			Percent
	2008	2007	Variance	change
	(in thousands)

Sales and marketing	$10,941	$8,630	$2,311	26.8%
General and administrative	18,729	15,278	3,451	22.6%
Bad debt	12,199	3,558	8,641	242.9%
Research and development	421	519	(98)	(18.9)%
Interest expense, net	8,149	2,349	5,800	247.0%
Sales and marketing. The $2.3 million increase for the year ended December 31, 2008 as compared to 2007 was primarily related to additional sales and marketing personnel costs of $1.7 million which included increased sales commission expense of $0.6 million, a $0.3 million increase in travel-related expenses, and increased tradeshow, advertising, and consulting fees of $0.2 million.
General and administrative. The $3.5 million increase is related to several factors which include additional personnel costs of $2.6 million to support our business growth and to establish an in-house billing and collection department, and severance expenses of approximately $0.3 million, partially offset by a $1.0 million decrease in third-party billing and collection fees. As compared to the prior year, accounting and legal fees increased by $0.8 million and $0.6 million, respectively. The increase in accounting fees was primarily associated with the testing of internal controls over financial reporting. The increase in legal fees was primarily associated with SEC compliance, corporate governance, financing arrangements, and executive compensation review.
Bad debt. We recorded bad debt expense at a rate of approximately 16.5% and 8.3% of revenue for 2008 and 2007, respectively. The increase in bad debt expense is primarily related to our 71.5% increase in net revenue as compared to the prior year and the impact on cash collections due to delays in our internal billing and collection efforts. Bad debt expense was also impacted by higher loss experience, including significant uncollectible accounts identified during the second half of 2008 which were previously serviced by our former third-party billing and collection service provider.
Research and development. Research and development expenses in 2008 remained consistent with 2007. Our research and development costs in both years primarily included compensation and benefits for research and development personnel, laboratory supplies, and allocated facility-related costs.
Interest expense, net. The increase in interest expense is primarily related to higher average outstanding short-term borrowings in the year ended December 31, 2008, as compared to 2007, in order to support our growing operations and the recognition, through interest expense, of the fair value of common stock warrants issued to Safeguard in March 2008 through November 2008 in connection with the New Mezzanine Facility, as discussed in Note 7 to the Consolidated Financial Statements.
Income Taxes

	Years Ended December 31,
	2008	2007	Variance
	(in thousands)
Income tax (expense) benefit	$(6)	$2,088	$2,094
The ACIS Sale occurred in March 2007. Reported income from discontinued operations for the year ended December 31, 2007 was $5.4 million. The associated income tax benefit is reported within continuing operations. The nominal tax expense in 2008 represents certain minimum payments due in various states.

Liquidity and Capital Resources
The below chart summarizes selected liquidity data and metrics as of December 31, 2009 and 2008:

	December 31,	December 31,
	2009	2008
	(in thousands, except financial
	metrics data)
Cash and cash equivalents	$10,903	$1,838
Accounts receivable, net	21,568	20,315
Total current liabilities	14,175	35,934
Working capital surplus (deficit) (a)	21,287	(12,480)
Days sales outstanding (“DSO”) (b)	86 days	85 days
Current ratio (c)	2.50	(0.65)

(a)	total current assets minus total current liabilities.

(b)	net accounts receivable divided by a rolling three-month average of net revenue multiplied by 31 days.

(c)	total current assets divided by total current liabilities.
Operating Activities
Cash used in operating activities was $3.1 million for the year ended December 31, 2009, as compared to cash used in operating activities of $4.5 million in the prior year period. The decrease in cash used in operating activities is primarily a function of the general improvements in our billing and collection processes, specifically within the area of monitoring and follow-up of significant accounts receivable balances. We hired additional billing and collection personnel in 2009 in order to improve the completeness and accuracy of the bills we send, and to minimize the time between our completed service date and our billing date. During the years ended December 31, 2009 and 2008, our cash collections from customers totaled $77.9 million and $53.2 million, respectively, representing 85.1% and 72.2% of net revenue reported for the same periods, respectively.
Investing Activities
Cash used in investing activities for the year ended December 31, 2009 of $5.1 million consisted of (i) $4.6 million of capital expenditures related to purchases of new laboratory equipment and information technology system enhancements, and (ii) security deposits into two restricted cash accounts totaling $2.1 million for a standby letter of credit related to the lease of our Aliso Viejo facility and a capital lease of computer hardware. These expenditures were partially offset by our $1.5 million receipt upon escrow period expiration in connection with the sale of our former equipment business (see Note 4 to the Consolidated Financial Statements).
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2009 was $17.3 million, an increase of $8.8 million as compared to the prior year, which we used to support our working capital needs. The $17.3 million in cash provided by financing activities was primarily attributable to $40.0 million in gross proceeds from the sale of our Series A convertible preferred stock to Oak on March 26, 2009 and May 14, 2009 (see Note 12 to the Consolidated Financial Statements), partially offset by 2009 net repayments of $23.5 million, against our now-retired revolving credit facilities with Safeguard and Comerica, and our active Gemino Facility (see Note 7 to the Consolidated Financial Statements).

Credit Arrangements
The following table summarizes our outstanding balance under our credit arrangement (excluding capital lease obligations) and our remaining credit availability as of December 31, 2009 (in thousands):

	Outstanding	Credit Availability
	December 31, 2009	December 31, 2009	Earliest Stated Maturity
Gemino Facility	$2,678	$5,322	January 31, 2011

As discussed in Note 12 to the Consolidated Financial Statements, on March 25, 2009 we entered into a Stock Purchase Agreement with Oak (the “Oak Purchase Agreement”), pursuant to which we agreed to sell and issue to Oak, up to an aggregate of 6.6 million shares of our Series A convertible preferred stock in two or more tranches for aggregate consideration of up to $50.0 million (the “Oak Private Placement”). The initial closing of the Oak Private Placement occurred on March 26, 2009, at which time we issued and sold Oak an aggregate of 3.8 million preferred shares for aggregate consideration of $29.1 million. After paying investment banking fees and legal expenses, we used the remaining proceeds to repay in full the outstanding balance of $9.8 million on our revolving credit facility with Comerica Bank, to support a $2.3 million standby letter of credit with Comerica Bank (subsequently reduced to $1.5 million in December 2009) through opening a restricted cash account with Comerica Bank in the same amount, and to repay $14.0 million of our mezzanine facility with Safeguard.
The second closing of the Oak Private Placement occurred on May 14, 2009, at which time we issued and sold Oak an aggregate of 1.4 million Series A preferred shares (the “Second Oak Closing Shares”) for aggregate consideration of $10.9 million. Of the $10.9 million of proceeds from the second closing of the Oak Private Placement, $5.7 million was used to repay in full and terminate the mezzanine facility with Safeguard. The remaining amount of $4.8 million, net of legal fees and investment banking fees, was used to support our working capital requirements. Though our Comerica and Safeguard facilities have been repaid and retired, we continue to maintain our credit facility (the “Gemino Facility”) with Gemino Healthcare Finance, LLC (“Gemino”).
The Gemino Facility contains certain financial and non-financial covenants which require our compliance, as described within Note 7 to the Consolidated Financial Statements. Failure to maintain compliance would constitute an event of default. The Gemino Facility also contains a material adverse change (“MAC”) clause. If we encountered difficulties that would qualify as a MAC in our (i) operations, (ii) condition (financial or otherwise), or (iii) ability to repay the amount outstanding, our credit agreement could be cancelled at Gemino’s sole discretion. Gemino could then elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing such indebtedness. We believe, though we can provide no assurance, that we will be able to meet the financial covenants, as amended (see below), and will not encounter a MAC triggering event associated with the Gemino Facility.
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
In-House Billing and Collection
On June 1, 2008, our in-house billing and collection department began operations, using licensed third-party billing and collection software. During the fourth quarter of 2008 we ceased utilizing the services of our former billing and collection service provider. We did not have adequate internal resources to address the unanticipated issues that arose during the establishment of our internal billing and collection department, and as a result, our cash collections in 2008 did not increase at the same rate as our net revenue increased. Certain of such issues continued through December 31, 2008 and into early 2009. Consequently, our collection efforts were also negatively impacted in the first and second quarters of 2009, and to a lesser extent, for the second half of 2009.

We continue to improve the overall effectiveness of our billing and collection processes. In the second half of 2009, we experienced improved collection results (measured by aggregate cash collections and cash collections as a percentage of net revenue) as compared to the first half of 2009, and second half of 2008. As we rely on our cash collections to support our general working capital needs, it is critical that we continue to improve the overall effectiveness of our billing and collection department in 2010 and beyond.
Contractual Obligations
The following table summarizes our contractual obligations and commercial commitments at December 31, 2009:

	Payment due by period at December 31, 2009
		Less
		than 1			After
	Total	Year	1 - 3 Years	3 - 5 Years	5 Years
	(in thousands)
Gemino Facility	$2,678	$2,678	$—	$—	$—
Capital lease obligations	1,249	645	604	—	—
Operating leases	10,526	1,784	5,473	3,269	—
Minimum purchase commitments	1,191	432	759	—	—

Total contractual obligations and commercial commitments	$15,644	$5,539	$6,836	$3,269	$—

The table does not include our reserves for unrecognized tax benefits. We had a $3.2 million reserve for unrecognized tax benefits, including interest and penalties, at December 31, 2009 and 2008, respectively, as discussed in Note 14 to Consolidated Financial Statements. In addition, this table does not include potential severance benefits due under various employment agreements with certain employees if such employee(s) was terminated without cause, the timing and total amount of which are not practicable to estimate.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that provide financing, liquidity, market or credit risk support, or involve leasing, hedging for our business, except for operating lease arrangements. In addition, we have no arrangements that may expose us to liability that is not expressly reflected in the Consolidated Financial Statements, except for potential indemnification obligations associated with the ACIS Sale.
As of December 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, except our relationship with CPS, described in Note 1 to the Consolidated Financial Statements. As such, we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
Recent Accounting Pronouncements
Several new accounting standards have been issued and adopted recently. None of these standards had or expected to have a material impact on our financial position, results of operations, or liquidity. See Note 5 to the Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Our cash and cash equivalents are not subject to significant interest rate risk due to the short term maturities of these investments. As of December 31, 2009 the carrying value of our cash and cash equivalents approximates fair value.
We had $2.7 million of variable interest rate debt outstanding at December 31, 2009 under our Gemino Facility. Borrowings bear interest at an annual rate equal to 30-day LIBOR (subject to a minimum annual rate of 2.50% at all times) plus an applicable margin of 6.0% through its maturity date of January 31, 2011. The variable interest rate applicable of our Gemino Facility may therefore expose us to market risk due to changes in interest rates of 30-day LIBOR. A hypothetical 10% increase in the applicable interest rate on our Gemino Facility would negatively affect our pre-tax results of operations and cash flows by approximately $0.3 million on an annualized basis, assuming our average outstanding borrowings remained at $2.7 million.

Item 8.	Financial Statements and Supplementary Data
CLARIENT, INC. AND SUBSIDIARIES
FORM 10-K-ANNUAL REPORT
For the Fiscal Year Ended December 31, 2009
All other schedules are omitted because the required information is not applicable or the information is presented in the Consolidated Financial Statements or the notes thereto.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Clarient, Inc.
Aliso Viejo, California
We have audited the accompanying consolidated balance sheet of Clarient Inc. and subsidiaries (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive loss, and cash flows for the year ended December 31, 2009. Our audit also included the 2009 financial statement schedule listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting in Item 9a. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clarient Inc. and subsidiaries as of December 31, 2009 and the results of their operations and their cash flows for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ DELOITTE & TOUCHE LLP
Costa Mesa, California
March 16, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Clarient, Inc.:
We have audited the accompanying consolidated balance sheet of Clarient, Inc. and subsidiaries as of December 31, 2008, and the related consolidated statements of operations, stockholders’ (deficit) equity and comprehensive loss, and cash flows for the years ended December 31, 2008 and 2007. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clarient, Inc. and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the years ended December 31, 2008 and 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule for the years ended December 31, 2008 and 2007, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations and has working capital and net capital deficiencies. In addition, it is not probable that the Company can remain in compliance with the restrictive financial covenants in its bank credit facilities. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for uncertainties in income taxes in 2007.
/s/ KPMG LLP
Irvine, California
March 19, 2009

CLARIENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$10,903	$1,838
Restricted cash	765	—
Accounts receivable, net of allowance for doubtful accounts of $8,747 and $8,045 at December 31, 2009 and 2008, respectively	21,568	20,315
Supplies inventory	1,291	648
Prepaid expenses and other current assets	935	653

Total current assets	35,462	23,454
Restricted cash	1,314	—
Property and equipment, net	14,346	11,911
Intangible assets, net	11,639	—
Goodwill	3,959	—
Other assets	227	144

Total assets	$66,947	$35,509

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Revolving lines of credit	$2,678	$14,104
Related party line of credit, net of discount	—	11,461
Accounts payable	2,883	3,783
Accrued payroll	3,985	3,760
Accrued expenses and other current liabilities	3,984	2,563
Current maturities of capital lease obligations	645	263

Total current liabilities	14,175	35,934
Long-term capital lease obligations	604	345
Deferred rent and other non-current liabilities	3,055	3,970
Contingently issuable common stock	2,650	—

Commitments and contingencies

Preferred stock subject to redemption requirements outside the control of the issuer:
Series A convertible preferred stock $0.01 par value, authorized 8,000 shares, issued and outstanding 5,263 and -0- shares at December 31, 2009 and December 31, 2008, respectively. Aggregate liquidation preference and redemption value: December 31, 2009 and December 31, 2008—$55,800 and $-0-, respectively	38,586	—

Stockholders’ equity (deficit):
Common stock $0.01 par value, authorized 150,000 shares, issued and outstanding 84,092 and 76,995 shares, at December 31, 2009 and 2008, respectively	841	770
Additional paid-in capital	172,200	149,403
Accumulated deficit	(165,164)	(154,822)
Accumulated other comprehensive loss	—	(91)

Total stockholders’ equity (deficit)	7,877	(4,740)

Total liabilities and stockholders’ equity (deficit)	$66,947	$35,509

See accompanying notes to Consolidated Financial Statements.

CLARIENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2009	2008	2007

Net revenue	$91,599	$73,736	$42,995
Cost of services	39,107	32,936	26,807

Gross profit	52,492	40,800	16,188
Operating expenses:
Sales and marketing	17,380	10,941	8,630
General and administrative	23,587	18,729	15,278
Bad debt	12,927	12,199	3,558
Research and development	1,719	421	519

Total operating expenses	55,613	42,290	27,985

Loss from operations	(3,121)	(1,490)	(11,797)

Interest expense, net of interest income of $32, $21, and $60 in the years ended December 31, 2009, 2008, and 2007, respectively	874	859	1,209
Interest expense to related parties	3,557	7,290	1,140

Loss from continuing operations before income taxes	(7,552)	(9,639)	(14,146)
Income tax benefit (expense) (see Note 18)	599	(6)	2,088

Loss from continuing operations, net of income taxes	(6,953)	(9,645)	(12,058)
Income from discontinued operations, net of income tax expense of $599, $0, and $2,088 in the years ended December 31, 2009, 2008, and 2007, respectively (see Notes 4 and 18)	901	—	3,301

Net loss	$(6,052)	$(9,645)	$(8,757)

Series A preferred stock beneficial conversion feature	(4,290)	—	—

Net loss applicable to common stockholders	$(10,342)	$(9,645)	$(8,757)

Net income (loss) per share applicable to common stockholders — basic and diluted:
Loss from continuing operations	$(0.14)	$(0.13)	$(0.17)

Income from discontinued operations	0.01	—	0.05

Net loss applicable to common stockholders	$(0.13)	$(0.13)	$(0.12)

Weighted-average shares used to compute net loss per common share:
Basic and diluted	77,693	72,918	71,573

See accompanying notes to Consolidated Financial Statements.

CLARIENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
AND COMPREHENSIVE LOSS
(in thousands)

	Common Stock				Accumulated	Total
		$0.01	Additional		Other	Stockholders’
	Issued	Par	Paid-in	Accumulated	Comprehensive	Equity	Comprehensive
	Shares	Value	Capital	Deficit	Loss	(Deficit)	Loss
Balances at December 31, 2006	71,488	$715	$136,670	$(136,420)	$(14)	$951
Issuance of warrants	—	—	734	—	—	734
Exercise of warrants	17	—	—	—	—	—
Exercise of stock options	577	6	686	—	—	692
Restricted stock cancelled	(15)	—	—	—	—	—
Expense related to stock options and restricted stock	—	—	1,668	—	—	1,668
Comprehensive loss:
Net loss	—	—	—	(8,757)	—	(8,757)	$(8,757)
Foreign currency translation adjustment	—	—	—	—	(77)	(77)	(77)

Comprehensive loss							$(8,834)

Balances at December 31, 2007	72,067	$721	$139,758	$(145,177)	$(91)	$(4,789)
Issuance of warrants	—	—	7,020	—	—	7,020
Exercise of warrants	4,164	42	—	—	—	42
Exercise of stock options	675	6	779	—	—	785
Issuance of common stock	89	1	184	—	—	185
Expense related to stock options and restricted stock	—	—	1,662	—	—	1,662
Comprehensive loss:
Net loss	—	—	—	(9,645)	—	(9,645)	$(9,645)

Comprehensive loss							$(9,645)

Balances at December 31, 2008	76,995	$770	$149,403	$(154,822)	$(91)	$(4,740)
Issuance of warrants	—	—	600	—	—	600
Exercise of warrants	1,869	19	2,062	—	—	2,081
Exercise of stock options	382	4	544	—	—	548
Issuance of common stock (excluding common stock issued as consideration for a completed business acquisition)	92	1	216	—	—	217
Issuance of restricted stock	673	6	(6)	—	—	—
Cancelled restricted stock	(9)	—	—	—	—	—
Expense related to stock options and restricted stock	—	—	2,181	—	—	2,181
Stock options issued as consideration for a completed business acquisition	—	—	744	—	—	744
Common stock issued as consideration for a completed business acquisition	4,090	41	10,103	—	—	10,144
Stock options expected to be issued as consideration for a completed business acquisition	—	—	424	—	—	424
Common stock expected to be issued as consideration for a completed business acquisition	—	—	1,639	—	—	1,639
Series A preferred stock beneficial conversion feature	—	—	4,290	(4,290)	—	—
Comprehensive loss:
Net loss	—	—	—	(6,052)	—	(6,052)	$(6,052)
Foreign currency translation adjustment	—	—	—	—	91	91	91

Comprehensive loss							$(5,961)

Balances at December 31, 2009	84,092	$841	$172,200	$(165,164)	$—	$7,877

See accompanying notes to Consolidated Financial Statements.

CLARIENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(6,052)	$(9,645)	$(8,757)
Gain from discontinued operations (see Notes 4 and 18)	(901)	—	(3,301)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,803	3,275	3,342
Bad debt expense	12,953	12,199	3,558
Amortization of warrants to related party interest expense	2,506	5,378	133
Amortization of deferred financing and offering costs	446	588	470
Amortization of intangible assets	45	—	—
Interest on related party debt	—	1,259	21
Stock-based compensation	2,398	1,711	1,820
Income tax benefit (see Notes 4, 14, and 18)	(599)	—	(2,088)
Changes in operating assets and liabilities, net of acquisition of ownership interest:
Interest on restricted cash	(12)	—	—
Accounts receivable, net	(14,206)	(20,494)	(6,413)
Inventories	(770)	92	(80)
Prepaid expenses and other assets	(738)	80	(636)
Accounts payable	(1,256)	922	(1,140)
Accrued payroll	191	1,844	496
Accrued interest on related party debt	(1,259)	—	—
Accrued expenses and other current liabilities	1,219	(1,628)	1,319
Deferred rent and other non-current liabilities	(915)	(129)	448
Cash flows from operating activities of discontinued operations	—	—	(751)

Net cash used in operating activities	(3,147)	(4,548)	(11,582)

Cash flows from investing activities:
Purchases of property and equipment	(4,587)	(3,502)	(3,864)
Proceeds from sale of discontinued operations, net of selling costs	1,500	—	10,329
Increase in restricted cash	(2,067)	—	—
Acquisition of ownership interest, net of cash acquired	5	—	—
Cash flows from investing activities of discontinued operations	—	—	(132)

Net cash provided by (used in) investing activities	(5,149)	(3,502)	6,333

Cash flows from financing activities:
Proceeds from sale of preferred stock	40,000	—	—
Offering costs from sale of preferred stock	(1,414)	—	—
Proceeds from exercise of stock options and warrants	2,629	827	606
Repayments on capital lease obligations	(359)	(2,574)	(2,011)
Borrowings on revolving lines of credit	76,425	37,538	33,858
Repayments on revolving lines of credit	(87,851)	(37,526)	(27,829)
Borrowings on related party debt	5,800	15,020	2,000
Repayments on related party debt	(17,908)	(4,913)	—
Debt issuance costs	(52)	—	—
Cash flows from financing activities of discontinued operations	—	—	(230)

Net cash provided by financing activities	17,270	8,372	6,394

Effect of exchange rate changes on cash and cash equivalents	91	—	(77)

Net increase in cash and cash equivalents	9,065	322	1,068
Cash and cash equivalents at beginning of year	1,838	1,516	448

Cash and cash equivalents at end of year	$10,903	$1,838	$1,516

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,887	$1,112	$1,605
Cash paid for income taxes	—	6	23
Non cash investing and financing activities:
Property and equipment financed by capital leases	1,127	767	449
Beneficial conversion feature of Series A convertible preferred stock	4,290	—	—
Issuance of warrants in connection with borrowings from related party	600	7,020	396
Issuance of common stock and stock options in connection with acquisition of ownership interest (Note 15)	15,601	—	—
Issuance of common stock in consideration for research and development services	217	49	136
See accompanying notes to Consolidated Financial Statements.

CLARIENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except per share amounts)
(1) Description of Business, Basis of Presentation, Operating Segment, and Going Concern
(a) Description of Business
Clarient, Inc. and its wholly-owned subsidiaries (the “Company”) comprise an advanced oncology diagnostic services company, headquartered in Aliso Viejo, California. The Company’s mission is to help improve the lives of those affected by cancer through translating cancer discoveries into better patient care. The Company combines innovative technologies, clinically meaningful diagnostic tests, and world-class pathology expertise to provide advanced diagnostic services that assess and characterize cancer for physicians treating their patients, as well as for biopharmaceutical companies in process of clinically testing various therapies. The Company’s customers are connected to its Internet-based portal, PATHSiTE®, that delivers high resolution images and interpretative reports resulting from our diagnostic testing services.
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
The Company is responsible to perform a variety of non-medical administrative services for CPS, as required under the Professional Services Agreement. The Company bills and collects for the pathology services provided by CPS. The Company in turn pays CPS a monthly professional services fee equal to the aggregate of all estimated CPS physician salaries and benefits, and all other operating costs of CPS.
(b) Basis of Presentation
The accompanying audited Consolidated Financial Statements of the Company were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the financial statements rules and regulations of the United States Securities and Exchange Commission (“SEC”). These financial statements include the financial position, results of operations, and cash flows of the Company, and the accounts of CPS, which are consolidated as required by applicable GAAP. All inter-company accounts and transactions have been eliminated in consolidation.
Certain prior period amounts have been reclassified to properly conform to current period financial statement classification and presentation requirements, or to correct prior period financial statement misclassifications (see Note 18).
The preparation of the accompanying audited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the amounts reported in the Consolidated Financial Statements and accompanying notes thereto. The Company’s most significant estimates relate to revenue recognition, allowance for doubtful accounts, and stock-based compensation expense. Actual results could differ from those estimates. As part of the financial statement preparation process, the Company also has evaluated whether any significant events have occurred after the balance sheet date of December 31, 2009 through March 16, 2010, representing the date this Annual Report on Form 10-K was filed with the SEC, and concluded that no additional disclosures or adjustments were required.

(c) Operating Segment
The Company has one reportable operating segment that delivers advanced oncology diagnostic services to community pathologists, oncologists, and biopharmaceutical companies. As of December 31, 2009, all of the Company’s services were provided within the United States, and substantially all of the Company’s assets were located within the United States.
(d) Going Concern
As of December 31, 2008, the Company expressed substantial doubt about its ability to continue as a going concern because it suffered recurring losses from operations, had negative cash flows from operations, and had working capital and net capital deficiencies. In addition, it was not probable that the Company would remain in compliance with the restrictive financial covenants in its bank credit facilities.
The Company took several actions during 2009 to address these matters, including (i) the issuance and sale of an aggregate of 5.3 million shares of Series A preferred stock for aggregate gross consideration of $40.0 million (see Note 12), (ii) the full repayment and retirement of credit facilities with Safeguard and Comerica, utilizing a portion of the proceeds from the Series A preferred stock issuance and sale (see Note 7), and (iii) the realization of general improvements in 2009 cash collections as compared to 2008. Therefore, as of December 31, 2009, the Company no longer believes there is substantial doubt about its ability to continue as a going concern.
(2) Summary of Significant Accounting Policies
(a) Revenue Recognition
Net revenue for the Company’s diagnostic services is recognized on an accrual basis at the time discreet diagnostic tests are completed. Each test performed relates to a specimen encounter derived from a patient, and received by the Company on a specific date (such encounter is commonly referred to as an “accession”). The Company’s services are billed to various payors, including Medicare, private health insurance companies, healthcare institutions, biopharmaceutical companies, and patients. The Company reports net revenue from contracted payors, including certain private health insurance companies, healthcare institutions, and biopharmaceutical companies, based on the contracted rate, or in certain instances, the Company’s estimate of the amount expected to be collected for the services provided. For billing to Medicare, the Company uses the published fee schedules, net of standard discounts (commonly referred to as “contractual allowances”). The Company reports net revenue from non-contracted payors, including certain private health insurance companies, based on the amount expected to be collected for the services provided. Revenue from patient payors is based on a multiple of the Centers for Medicare & Medicaid Services (CMS) reimbursement schedule, or as applicable, patients’ co-pay or deductible obligations.
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
During the third quarter of 2009, the Company refined its model for estimating an appropriate allowance for doubtful accounts at each period end, utilizing historical payment information by payor class and receivable age, which was not previously available to the Company in sufficient form and content. The Company also further refined its identification of contractual allowances during the third quarter of 2009, which resulted in the recognition of an immaterial amount of additional contractual allowances.

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
(d) Long-Lived Assets
The Company evaluates the possible impairment of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of its assets may not be recoverable. Recoverability of assets to be held and used is measured by the comparison of the carrying value of such assets to the Company’s pretax cash flows (undiscounted and without interest charges) expected to be generated from their use in Company operations. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds fair value. Assets held for sale, when applicable, are reported at the lower of the carrying amount or fair value, less costs to sell.
One potential impairment indicator is current-period operating and/or cash flow loss, combined with a history of operating and/or cash flow losses. Because this condition applies to the Company, management evaluates the Company’s asset group for impairment at the end of each reporting period. The asset group tested for impairment comprises the Company’s entire laboratory operation, representing the lowest level of its separately identifiable cash flows. The impairment evaluation uses the Company’s operating plan and associated cash flow projection in determining the undiscounted cash flows expected to be generated by its asset group through continuing operations. Such undiscounted cash flows are next compared to the carrying amount of the asset group to determine if an impairment of the asset group is indicated.
The undiscounted net cash flows expected to be generated by the Company’s asset group exceeded the carrying amount of the asset group as of December 31, 2009 and 2008, therefore, the Company’s asset group is not considered to be impaired. Such conclusion is based upon significant management judgments and estimates inherent in the operating plan and associated cash flow projections, including assumptions pertaining to net revenue growth, expense trends, and working capital management. Accordingly, changes in circumstances or assumptions could adversely impact the results of the Company’s long-lived asset impairment test.
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
The Company has not experienced any significant losses on cash and cash equivalents and does not believe it is exposed to any significant loss risk due to the high-ratings of the institutions in which its balances are deposited. The Company’s unrestricted and restricted cash balances on deposit that exceed the Federal Deposit Insurance Corporation (F.D.I.C.) limits were approximately $11.6 million at December 31, 2009.

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
(k) Intangible Assets, net
Intangible assets, net, primarily consist of intellectual property represented by proprietary biomarkers in development and substantially ready for use within the Company’s diagnostic testing activities (acquired through the AGI Acquisition, discussed in Note 15). These intangible assets have associated patents or patents in process, and are amortized on a straight-line basis over estimated useful lives of seven years. The amortization period commences upon the commercialization of the related biomarker.
(l) Goodwill
Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The Company performs a two-step process on an annual basis, or more frequently if necessary, to determine 1) whether the fair value of the relevant reporting unit exceeds carrying value, and 2) to measure the amount of an impairment loss, if any. The “reporting unit” tested for goodwill impairment comprises the Company’s entire laboratory operation, representing its single operating segment. The fair value of the Company’s “reporting unit” is represented by the Company’s total market capitalization on the NASDAQ Capital Market as of the close of the business day on December 1, which represents our annual impairment testing date.

(m) Fair Value Measurements
The Company applies relevant GAAP in measuring the fair value of its Variable Shares (see Note 15). Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a fair value hierarchy that distinguishes between (i) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (ii) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:
Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g. interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.
Level 3 — Inputs that are both significant to the fair value measurement and unobservable.
(3) Balance Sheet Detail
(a) Allowance for Doubtful Accounts
The following is the 2008 and 2009 summary of activity for the allowance for doubtful accounts:

Ending balance, December 31, 2007	$3,370
Bad debt expense	12,199
Write-offs	(7,524)

Ending balance, December 31, 2008	8,045
Bad debt expense	12,927
Write-offs	(12,225)

Ending balance, December 31, 2009	$8,747

(b) Property and Equipment
The following is a summary of property and equipment:

	December 31,	December 31,
	2009	2008
Office furniture, computer hardware and software, and laboratory equipment	$21,480	$16,341
Leasehold improvements	9,650	8,551

Total	31,130	24,892
Less: accumulated depreciation and amortization	(16,784)	(12,981)

Property and equipment, net	$14,346	$11,911

As of December 31, 2009 and 2008, the Company’s associated capital lease obligations were $1.2 million and $0.6 million, respectively.

(c) Intangible assets
The following is a summary of intangible assets (see Note 15 for further discussion):

December 31,
2009
Biomarkers	$11,349
In-process research and development	76
Issued patents	26
Patent applications	123
Non-compete agreements	110
Less: accumulated amortization	(45)

Intangible assets, net	$11,639

The following is a summary of the estimated useful life, estimated annual amortization expense, and expense classification of the Company’s intangible assets:

	Estimated
	Useful Life	Estimated Annual	Consolidated Statement of Operations
	(years)	Amortization	Classification
Biomarkers	7	$1,621	Cost of services
In-process research and development	7	11	Research and development
Issued patents	7	4	Cost of services
Patent applications	7	18	Cost of services
Non-competition agreements	3	37	Research and development

Total		$1,691

(4) Discontinued Operations
On March 8, 2007, the Company sold its instrument systems business (the “ACIS Business”), consisting of certain tangible assets, inventory, intellectual property (including the Company’s former patent portfolio and the ACIS and ChromaVision trademarks), contracts, and related assets to Carl Zeiss MicroImaging, Inc. and one of its subsidiaries (collectively, “Zeiss”) for an aggregate purchase price of $12.5 million. The $12.5 million consisted of $11.0 million in cash and an additional $1.5 million in contingent purchase price, subject to the satisfaction of certain post-closing conditions through March 8, 2009 relating to transferred intellectual property (the “ACIS Sale”). As part of the ACIS Sale, the Company entered into a license agreement with Zeiss that granted the Company a non-exclusive, perpetual and royalty-free license to certain of the transferred patents, copyrights, and software code for use in connection with imaging applications (excluding sales of imaging instruments) and the Company’s oncology diagnostic services business.
The ACIS Business is reported in discontinued operations for all periods presented. The Company recognized a gain on sale for the year ended December 31, 2007, which is calculated as follows:

Proceeds from ACIS Business sale		$11,000
Less: Selling costs		(671)

Net proceeds from ACIS Business sale		10,329
Inventories	(1,480)
Property and equipment, net	(473)
Goodwill and intangibles, net	(4,042)
Other assets	(518)
Deferred revenue	692
Debt	1,616

Net assets sold		(4,205)

Gain on sale of ACIS Business		$6,124

Results of discontinued operations included within the Consolidated Statements of Operations, as adjusted (see Note 18), were as follows:

Year Ended
December 31,
2007
Net revenue	$864
Cost of revenue	364
Operating expenses	1,180
Interest expense	32

Net loss from discontinued operations	(712)
Gain on sale of ACIS Business	6,124

Subtotal	$5,412
Income tax expense on gain on sale of ACIS Business	(2,111)

Income from discontinued operations, net of income taxes	$3,301

In March 2009, Zeiss’ management acknowledged the satisfaction of the post-closing conditions of the ACIS Sale and the associated $1.5 million payment due, which the Company subsequently received on April 8, 2009. The Company recorded the $0.9 million as income from discontinued operations, net of income taxes (see Note 18), within the accompanying Consolidated Statements of Operations for the year ended December 31, 2009.
The Company retains certain indemnification obligations to Zeiss for any third party claims surviving through the applicable statute of limitations. The Company believes the likelihood of a raised claim(s) is remote and, in any case, would be immaterial in value.
(5) Recent Accounting Pronouncements
The Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (“FASB Codification”) became the single source of authoritative nongovernmental GAAP on July 1, 2009. The FASB Codification became effective for financial statements that cover interim and annual periods ending after September 15, 2009. Other than resolving certain minor inconsistencies in current GAAP, the FASB Codification does not affect GAAP, but rather organizes historical accounting pronouncements by approximately 90 accounting topics. Accordingly, the Company describes herein, in general, pertinent GAAP where applicable and/or cites the associated FASB Codification reference, rather than the historical reference for such GAAP guidance.
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
In December 2007, developments in GAAP significantly changed the accounting and required financial statement disclosures for business combinations for acquisitions occurring on or after January 1, 2009. See Note 15 for the Company’s business combination accounting disclosure in 2009. Under such guidance, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date at fair value with limited exceptions. Further changes in the accounting treatment for certain specific items include:
•	Transaction costs are generally expensed as incurred. These costs were previously treated as costs of the acquisition;
•	Contingent consideration is recorded at fair value as an element of purchase price with subsequent adjustments recognized in operations. Contingent consideration was previously accounted for as a subsequent adjustment of purchase price;
•	In-process research and development (IPR&D) is recorded at fair value as an indefinite-lived intangible asset at the acquisition date;
•	Restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date; and
•	Subsequent decreases in valuation allowances on acquired deferred tax assets are recognized in operations after the measurement period. Such changes were previously considered to be subsequent changes in consideration and were recorded as decreases in goodwill.

In April 2009, additional GAAP guidance was released that affects the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies, which amends the accounting for assets and liabilities arising from contingencies in a business combination. Such guidance was effective January 1, 2009, and requires pre-acquisition contingencies to be recognized at fair value, if fair value can be reasonably determined during the measurement period. If fair value cannot be reasonably determined, measurement is required to be based on the recognition and measurement criteria of GAAP applicable for accounting for contingencies. See Note 15 for the impact of Company’s business combination accounting in 2009.
In June 2008, GAAP guidance was released for determining whether instruments granted in share-based payment transactions are participating securities. Under such guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether they are paid or unpaid, are considered participating securities and should be included in the computation of earnings per share pursuant to the two-class method. As required, the Company adopted such guidance retrospectively effective January 1, 2009, though it did not affect the Company’s consolidated financial position, results of operations, cash flows, or loss per common share in prior periods. Income (loss) per share attributable to common stockholders was affected in the year ended December 31, 2009, as disclosed in Note 9.
(6) Significant Risks and Uncertainties
Credit risk with respect to the Company’s accounts receivable is generally diversified due to the large number of payors that comprise its customer base. The Company has significant receivable balances with government payors, health insurance carriers, health care institutions, biopharmaceutical companies, and patients. The Company’s receivable balances are not supported by collateral.
The laboratory services industry faces challenging billing and collection procedures. The cash realization cycle for certain governmental and managed care payors can be lengthy and may involve denial, appeal, and adjudication processes. Collection of governmental, private health insurer, and client receivables are generally a function of providing complete and accurate billing information to such parties within the various filing deadlines. Receivables due from clients and patients, in particular, are generally subject to increased credit risk as compared to the Company’s other payors, due to the clients’ and patients’ credit worthiness or inability to pay.
The percentage of the Company’s gross accounts receivable of $30.3 million and $28.4 million as of December 31, 2009 and 2008, respectively, by primary payor class is as follows:

	December 31,
	2009	2008
Governmental (Medicare and Medicaid)	20%	24%
Private health insurers	43%	40%
Clients (pathologists, hospitals, clinics, and biopharmaceutical companies)	18%	18%
Patients (indirect bill)	10%	5%
Patients (direct bill)	9%	13%

Total	100%	100%

The Company’s aged gross accounts receivable in total, and by payor class, as of December 31, 2009 and 2008 is as follows:

As of December 31, 2009 - Total	Gross Amount	Percent of Total
Total	$30,315	100%

Unbilled	4,819	16%
Current	5,817	19%
31-60 days past due	4,341	14%
61-90 days past due	2,799	9%
91-120 days past due	1,963	6%
121-150 days past due	1,299	4%
Greater than 150 days past due	9,277	32%

Governmental payors (Medicare and Medicaid)	Gross Amount	Percent of Total
Total	$5,989	100%

Unbilled	1,508	25%
Current	1,332	22%
31-60 days past due	517	9%
61-90 days past due	335	6%
91-120 days past due	228	4%
121-150 days past due	204	3%
Greater than 150 days past due	1,864	31%

Private health insurer payors	Gross Amount	Percent of Total
Total	$13,009	100%

Unbilled	2,391	18%
Current	1,989	15%
31-60 days past due	1,395	11%
61-90 days past due	1,069	8%
91-120 days past due	728	6%
121-150 days past due	580	5%
Greater than 150 days past due	4,857	37%

Client (pathologists, hospitals, clinics, and biopharmaceutical) payors	Gross Amount	Percent of Total
Total	$5,433	100%

Unbilled	585	11%
Current	1,791	33%
31-60 days past due	1,570	29%
61-90 days past due	530	10%
91-120 days past due	299	5%
121-150 days past due	164	3%
Greater than 150 days past due	494	9%

Patient payors (indirect bill)	Gross Amount	Percent of Total
Total	$2,992	100%

Unbilled	—	—
Current	137	5%
31-60 days past due	343	11%
61-90 days past due	337	11%
91-120 days past due	302	10%
121-150 days past due	275	9%
Greater than 150 days past due	1,598	54%

Patient payors (direct bill)	Gross Amount	Percent of Total
Total	$2,892	100%

Unbilled	335	12%
Current	569	19%
31-60 days past due	516	18%
61-90 days past due	528	18%
91-120 days past due	405	14%
121-150 days past due	76	3%
Greater than 150 days past due	463	16%

As of December 31, 2008 — Total	Gross Amount	Percent of Total
Total	$28,360	100%

Unbilled	4,532	16%
Current	4,636	16%
31-60 days past due	4,119	15%
61-90 days past due	3,403	12%
91-120 days past due	2,713	9%
121-150 days past due	2,166	8%
Greater than 150 days past due	6,791	24%

Governmental payors (Medicare and Medicaid)	Gross Amount	Percent of Total
Total	$6,732	100%

Unbilled	1,124	16%
Current	1,202	18%
31-60 days past due	1,156	17%
61-90 days past due	790	12%
91-120 days past due	729	11%
121-150 days past due	584	9%
Greater than 150 days past due	1,147	17%

Private health insurer payors	Gross Amount	Percent of Total
Total	$11,367	100%

Unbilled	2,384	21%
Current	1,242	11%
31-60 days past due	1,529	13%
61-90 days past due	1,349	12%
91-120 days past due	992	9%
121-150 days past due	948	8%
Greater than 150 days past due	2,923	26%

Client (pathologists, hospitals, clinics, and biopharmaceutical) payors	Gross Amount	Percent of Total
Total	$5,213	100%

Unbilled	703	13%
Current	1,661	32%
31-60 days past due	818	16%
61-90 days past due	588	11%
91-120 days past due	417	8%
121-150 days past due	141	3%
Greater than 150 days past due	885	17%

Patient payors (indirect bill)	Gross Amount	Percent of Total
Total	$1,302	100%

Unbilled	—	—%
Current	205	16%
31-60 days past due	241	18%
61-90 days past due	212	16%
91-120 days past due	138	11%
121-150 days past due	166	13%
Greater than 150 days past due	340	26%

Patient payors (direct bill)	Gross Amount	Percent of Total
Total	$3,746	100%

Unbilled	320	9%
Current	328	9%
31-60 days past due	376	10%
61-90 days past due	464	12%
91-120 days past due	436	12%
121-150 days past due	327	9%
Greater than 150 days past due	1,495	39%
As of December 31, 2009, the Company maintained an $8.7 million allowance for doubtful accounts in order to carry accounts receivable at the estimated net realizable value of $21.6 million, as presented within the accompanying Consolidated Balance Sheets. The allowance for doubtful accounts is an estimate that involves considerable professional judgment. As such, the Company’s actual collection of its December 31, 2009 accounts receivable may materially differ from management’s estimate for reasons including, but not limited to: customer mix, concentration of customers within the healthcare sector, and the general downturn in the United States economy.

(7) Lines of Credit
The following table summarizes the Company’s outstanding debt at its carrying value at December 31, 2009 and 2008. The Company believes the carrying amount of its outstanding debt approximates fair value based upon its short-term nature and associated interest rate.

	December 31,
	2009	2008
Gemino Facility	$2,678	$5,104
Capital lease obligations	1,249	608
Safeguard Mezzanine Financing	—	13,366
Comerica Facility	—	9,000

Subtotal	3,927	28,078
Less: Unamortized discount on Mezzanine Facilities	—	(1,905)

Total debt	3,927	26,173
Less: Short-term debt, including current maturities of capital lease obligations	(3,323)	(25,828)

Long-term capital lease obligations	$604	$345

On March 25, 2009, the Company entered into the Oak Purchase Agreement, pursuant to which the Company agreed to sell and issue to Oak, up to an aggregate of 6.6 million shares of convertible preferred stock in two or more tranches for aggregate consideration of up to $50.0 million. The Company closed two tranches with Oak in March and May 2009 for an aggregate 5.3 million shares of convertible preferred stock for aggregate consideration of $40.0 million. After paying investment banking and legal fees, the Company used a portion of the net proceeds to repay in full and terminate its revolving credit agreements with Comerica Bank and Safeguard (defined below) during the first half of 2009.
Gemino Facility
On July 31, 2008, the Company entered into a secured credit agreement (the “Gemino Facility”) with Gemino Healthcare Finance, LLC (“Gemino”), which was amended on February 27, 2009 (the “February 2009 Gemino Amendment”), on November 13, 2009 (the “November 2009 Gemino Amendment”), and December 21, 2009 (the “December 2009 Gemino Amendment”). The Gemino Facility is a revolving facility under which the Company may borrow up to $8.0 million, secured by the Company’s accounts receivable and related assets. The November 2009 Gemino Amendment extended the Gemino Facility’s maturity date to January 31, 2011. The December 2009 Gemino Amendment joined AGI (see Note 15) as a borrower under the Gemino Facility.
Outstanding borrowings under the Gemino Facility were $2.7 million at December 31, 2009. The amount which the Company is entitled to borrow under the Gemino Facility at a particular time is based on the amount of the Company’s qualified accounts receivable and certain liquidity factors ($5.3 million availability as of December 31, 2009). During 2008, borrowings under the Gemino Facility bore interest at an annual rate equal to 30-day LIBOR (subject to a minimum annual rate of 2.50% at all times) plus an applicable margin of 5.25% during 2008. As a result of the February 2009 Gemino Amendment, borrowings under the Gemino Facility bear interest at an annual rate equal to 30-day LIBOR (subject to a minimum annual rate of 2.50% at all times) plus an applicable margin of 6.0% during 2009 and 2010. The Company was also required to pay a commitment fee of 0.75% per year on the daily average of unused credit availability (reduced to 0.50% with the November 2009 Gemino Amendment, as discussed below), and is required to pay a collateral monitoring fee of 0.40% per year on the daily average of outstanding borrowings. Interest expense on the Gemino Facility for the year ended December 31, 2009 and 2008, was $0.5 million and $0.2 million, respectively. Such amounts are included in interest expense within the accompanying Consolidated Statements of Operations
The February 2009 Gemino Amendment eliminated the formerly-existing minimum adjusted EBITDA covenant and replaced it with a covenant that requires the Company to maintain a “fixed charge coverage ratio” on an annualized basis of 1.00 through June 30, 2009, 1.10 through September 30, 2009, and 1.20 through December 31, 2009 (though the November 2009 Gemino Amendment removed the “fixed charge coverage ratio” through December 31, 2009, as discussed below). The “fixed charge coverage ratio” is defined as the ratio of EBITDA (net income plus interest expense, tax expense, depreciation/amortization expense, and stock-based compensation expense), to the sum of (i) interest expense paid in cash on the Gemino Facility, (ii) payments made under capital leases, (iii) unfinanced capital expenditures, and (iv) taxes paid.

The February 2009 Gemino Amendment increased the Company’s capital expenditure limit to $7.5 million in each fiscal year. For the twelve months ending December 31, 2009, the Company’s aggregate capital expenditures were $4.6 million. The February 2009 Gemino Amendment also modified the minimum level of “excess liquidity” covenant, increasing its threshold from $2.0 million to $3.0 million, though such covenant was subsequently eliminated with the November 2009 Gemino Amendment, as discussed below.
The November 2009 Gemino Amendment (i) extended the maturity date of the Gemino Facility from January 31, 2010 to January 31, 2011, (ii) removed the “excess liquidity” covenant, (iii) increased the facility’s “advance rate” from 75% to 85%, (iv) eliminated the minimum “fixed charge coverage ratio” covenant through December 31, 2009, (v) includes a “maximum loan turnover ratio” covenant (defined as the average monthly loan balance divided by average monthly cash collections multiplied by 30 days) of 35 days only for the three months ended December 31, 2009 (for the three months ended December 31, 2009 the Company’s calculated “maximum loan turnover ratio” was 18 days), (vi) requires a minimum annualized “fixed charge coverage ratio” covenant of 1.00 for the three months ending March 31, 2010, 1.10 for six months ending June 30, 2010, 1.20 for the nine months ending September 30, 2010, and 1.20 for the twelve months ending December 31, 2010 and thereafter, and (vii) reduced the commitment fee from 0.75% to 0.50% per year on the daily average of unused credit availability.
The Gemino Facility also contains a “material adverse change” clause (“MAC”) clause. If the Company encountered difficulties that would qualify as a MAC in its (i) operations, (ii) condition (financial or otherwise), or (iii) ability to repay amounts outstanding under the Gemino Facility, it could be cancelled at Gemino’s sole discretion. Gemino could then elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing such indebtedness.
Comerica Facility
On March 26, 2009, the Company fully repaid the $9.8 million outstanding balance under its $12.0 million revolving credit agreement with Comerica Bank (the “Comerica Facility”), using a portion of the proceeds from the initial closing of the Oak Private Placement. The Comerica Facility was terminated at such time, as was Safeguard’s guarantee of the Comerica Facility (as described below). The Company maintains a $1.5 million standby letter of credit with Comerica Bank which is fully supported by a restricted cash account for the same amount. The letter of credit is for the benefit of the Company’s landlord of its leased facility in Aliso Viejo, California.
Borrowings under the Comerica Facility bore interest during 2008 and through February 27, 2009, at Comerica’s prime rate minus 0.5%, or at the Company’s option, at a rate equal to 30-day LIBOR plus 2.45%. The Comerica Facility was amended on February 27, 2009, and as a result, until its retirement on March 26, 2009, borrowings under the Comerica Facility bore interest at the Company’s option of: (i) 0.5% plus the greater of Comerica’s prime rate or 1.75%, or (ii) 30-day LIBOR plus 2.40%. The interest expense on the outstanding balance under the Comerica Facility for the years ended December 31, 2009, 2008, and 2007 (excluding the usage and guarantee fees charged by Safeguard as described below), was $0.1 million, $0.4 million, and $0.7 million, respectively. Such amounts are included in interest expense within the accompanying Consolidated Statements of Operations.
Safeguard Delaware, Inc., a wholly-owned subsidiary of Safeguard Scientifics, Inc. (“Safeguard”), the Company’s largest single stockholder, guaranteed the Company’s borrowings under the Comerica Facility in exchange for 0.5% per year of the total amount guaranteed plus 4.5% per year of the daily-weighted average principal balance outstanding. Additionally, the Company was required to pay Safeguard a quarterly usage fee of 0.875% of the amount by which the daily average outstanding principal balance under the Comerica Facility exceeded $5.5 million. The usage and guarantee fees charged by Safeguard for the Comerica Facility for the years ended December 31, 2009, 2008, and 2007 were $0.1 million, $0.7 million, and $0.6 million, respectively. Such amounts are included in interest expense to related parties within the accompanying Consolidated Statements of Operations.
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

On March 14, 2008, the Company entered into an amended and restated senior subordinated revolving credit facility with Safeguard (the “New Mezzanine Facility”) to refinance, renew, and expand the Initial Mezzanine Facility. The New Mezzanine Facility, which had a stated maturity date of April 15, 2009, provided the Company with up to $21.0 million in working capital funding. Borrowings under the New Mezzanine Facility bore interest at an annual rate of 12.0% through September 30, 2008 and 13.0% thereafter. Proceeds from the New Mezzanine Facility were used to refinance indebtedness under the Initial Mezzanine Facility, for working capital purposes, and to repay in full and terminate the Company’s former credit facility with GE Capital, which included certain equipment lease obligations.
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
In connection with the Initial Oak Closing on March 26, 2009, the Company repaid $14.0 million of the outstanding balance under the Third Mezzanine Facility. Also on March 26, 2009, the Company and Safeguard amended the Third Mezzanine Facility, which resulted in the reduction of its total availability from $30.0 million to $10.0 million. The Second Oak Closing occurred on May 14, 2009, and at such time, the Company repaid the remaining outstanding balance (including accrued interest) of the Third Mezzanine Facility of $5.7 million, which was cancelled upon repayment.
In connection with the $20.0 million reduction in availability of the Third Mezzanine Facility on March 26, 2009, the Company assessed the associated unamortized debt issuance costs of $1.7 million as of such date. The 67% reduction in borrowing capacity ($20.0 million divided by $30.0 million) resulted in the expensing of debt issuance costs (which included unamortized warrant expense) in such proportion, totaling $1.1 million, which was recorded to interest expense to related parties in the first quarter of 2009 and included in interest expense within the accompanying Consolidated Statements of Operations for the year ended December 31, 2009. The remaining unamortized debt issuance costs ($0.5 million as of March 31, 2009) was fully amortized through May 14, 2009, and included in interest expense to related parties within the accompanying Consolidated Statements of Operations for the year ended December 31, 2009.
The interest expense on the outstanding balance under the Mezzanine Facilities, including the amortization of the fair value of issued warrants (see tables below), for the years ended December 31, 2009, 2008, and 2007 was $3.6 million, $7.3 million, and $1.1 million respectively. Such amounts are included in interest expense to related parties within the accompanying Consolidated Statements of Operations.

The table below summarizes the common stock warrant activity associated with the Initial Mezzanine Facility:

						Interest Expense Recognized
			Warrant	Warrant		Year	Year	Year
Number of	Exercise	Warrant	Issuance	Expiration		Ended	Ended	Ended
warrants	Price	Term	Date	Date	Fair Value	2009	2008	2007
125,000*	$0.01	4 years	March 7, 2007	March 7, 2011	$204	$23	$88	$93
62,500	1.39	4 years	March 7, 2007	March 7, 2011	69	8	30	31
31,250*	0.01	4 years	November 14, 2007	November 14, 2011	62	11	42	9
31,250*	0.01	4 years	December 17, 2007	December 17, 2011	61	13	49	—
31,250*	0.01	4 years	March 5, 2008	March 5, 2012	62	16	46	—

Total					$458	$71	$255	$133

The table below summarizes the common stock warrant activity associated with the New Mezzanine Facility:

						Interest Expense
						Recognized
				Warrant		Year	Year
	Exercise	Warrant	Warrant	Expiration		Ended	Ended
Number of warrants	Price	Term	Issuance Date	Date	Fair Value	2009	2008
1,643,750*	$0.01	5 years	March 14, 2008	March 14, 2013	$2,666	$703	$1,962
550,000*	0.01	5 years	June 10, 2008	June 11, 2013	1,140	300	839
550,000*	0.01	5 years	July 2, 2008	July 2, 2013	1,095	289	806
550,000*	0.01	5 years	September 2, 2008	September 2, 2013	1,167	308	859
550,000*	0.01	5 years	November 6, 2008	November 6, 2013	890	235	657

Total					$6,958	$1,835	$5,123

*	On November 20, 2008 Safeguard exercised the indicated common stock warrants plus an additional 0.1 million warrants issued in January 2007 in connection with its guarantee of the Comerica Facility. In December 2009, Safeguard exercised 0.5 million warrants issued in December 2005 in connection with the Company’s closing of a $9.0 million private stock offering.
The table below summarizes the common stock warrant activity associated with the Third Mezzanine Facility:

						Interest Expense
				Warrant		Recognized for the
Number of	Exercise	Warrant	Warrant	Expiration		Year Ended
Warrants Issued	Price	Term	Issuance Date	Date	Fair Value	2009
500,000	$1.376	5 years	February 27, 2009	February 27, 2014	$600	$600

Total					$600	$600

(8) Equipment Financing
On March 31, 2009, the Company entered into a three-year capital lease with Hitachi Data Systems Credit Corporation for computer equipment and related software with a fair value on such date of $1.2 million, associated with the Company’s initiative to upgrade its information technology infrastructure. The Company also has a number of active laboratory equipment and office equipment leases (capital and operating) with various providers as of December 31, 2009.
The Company’s capital lease obligations as of December 31, 2009 are as follows:

2010	$733
2011	498
2012	141

Subtotal	1,372
Less: interest	(123)

Total	1,249
Less: current portion	(645)

Capital lease obligations, long-term portion	$604

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
The Company grants restricted stock awards from time to time under its stock-based compensation plan, which generally entitles recipients to non-forfeitable rights to dividends, if and when declared. The Company’s Series A convertible preferred stockholders (see Note 12) also have non-forfeitable rights to dividends, if and when declared. Accordingly, such unvested restricted stock awards and Series A convertible preferred stock are considered “participating securities.”
Participating securities are included in the computation of EPS under the two-class method in periods of net income, but are not included in the computation of EPS in periods of net loss (or when distributions, or their accounting equivalents — such as an amortized beneficial conversion feature, are in excess of net income), since the contractual terms of the participating securities do not require the holders’ funding of the Company’s losses. Basic and diluted EPS was computed by dividing net loss applicable to common stockholders by the weighted-average outstanding common shares during each period, as summarized in the tables below:

	Years Ended December 31,
	2009	2008	2007

Basic and diluted EPS numerator:
Loss from continuing operations, net of income taxes	$(6,953)	$(9,645)	$(12,058)
Series A convertible preferred stock beneficial conversion feature (see Note 12)	(4,290)	—	—

Loss from continuing operations applicable to common stockholders, net of income taxes	$(11,243)	$(9,645)	$(12,058)
Income from discontinued operations, net of income taxes	901	—	3,301

Net loss applicable to common stockholders	$(10,342)	$(9,645)	$(8,757)

Net income (loss) per share — basic and diluted:
Loss from continuing operations, net of income taxes	$(0.14)	$(0.13)	$(0.17)
Income from discontinued operations, net of income taxes	0.01	—	0.05

Net income (loss) applicable to common stockholders	$(0.13)	$(0.13)	$(0.12)

Income (loss) per share amounts are computed independently for income (loss) from continuing operations, income (loss) from discontinued operations and net income (loss). As a result, the sum of per share amounts from continuing operations and discontinued operations may not equal the total per share amounts for net income (loss). Additionally, income (loss) per share amounts are computed independently for each quarter. As a result, the sum of the per share amounts for each quarter may not equal the year-to-date amounts.

The following share amounts were used to compute basic and diluted weighted-average outstanding common shares (in periods of net loss, or when distributions or equivalents were in excess of net income, the anti dilutive effects of participating securities, stock options, and warrants, were properly excluded):

	Years Ended December 31,
	2009	2008	2007

Basic and diluted EPS denominator:
Weighted-average outstanding common shares	77,693	72,918	71,573

The following Company securities were outstanding at December 31, 2009, 2008, and 2007 and their weighted average affects were excluded from the above calculations of net income (loss) per share because their impact would have been anti dilutive:

	Outstanding at December 31,
	2009	2008	2007

Series A convertible preferred stock (as converted — see Note 13)	21,053	—	—
Common stock options	8,083	6,332	5,165
Common stock warrants	1,413	3,195	5,550
Unvested restricted stock	569	218	80

Total	31,118	9,745	10,795

(10) Comprehensive Loss
Comprehensive loss consists of net loss and all changes in stockholders’ deficit from non-stockholder sources. The following summarizes the components of the Company’s comprehensive loss:

	Years Ended December 31,
	2009	2008	2007

Net loss	$(6,052)	$(9,645)	$(8,757)

Foreign currency translation adjustment	91	—	(77)

Comprehensive loss	$(5,961)	$(9,645)	$(8,834)

(11) Stock-Based Compensation
2007 Incentive Award Plan
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
The maximum number of shares of the Company’s common stock available for issuance under the 2007 Plan is 5.0 million shares (which increased from 4.0 million shares due to an stockholder-approved amendment of the 2007 Plan in June 2009), plus additional availability from forfeited shares under the 1996 Plan. As of December 31, 2009, 0.6 million shares were available for grant. The Company does not hold treasury shares, and therefore all shares issued through exercised stock options are through unissued shares that are authorized and reserved under the 2007 Plan. It is the Company’s policy that before stock is issued through the exercise of stock options, the Company must first receive all required cash payment for such shares

Stock-based awards are governed by agreements between the Company and the recipients. Incentive stock options and nonqualified stock options may be granted under the 2007 Plan at an exercise price of not less than 100% of the closing fair market value of the Company’s common stock on the respective date of grant. The grant date is generally the date the award is approved by the Compensation Committee of the Board of Directors (the “Compensation Committee”), though for aggregate awards of 50,000 or less in each quarter, the grant date is the date the award is approved by the Company’s chief executive officer. The Company’s standard stock-based award vests 25% on the first anniversary of the date of grant, or for new hires, the first anniversary of their initial date of employment with the Company. Awards vest monthly thereafter on a straight-line basis over 36 months. Stock options must be exercised, if at all, no later than 10 years from the date of grant. Upon termination of employment with the Company, vested stock options may be exercised within 90 days from the last date of employment. In the event of an optionee’s death, disability, or retirement, the exercise period is 365 days from the last date of employment.
Stock-based Compensation Expense
Stock-based compensation recognized in the Consolidated Statements of Operations, is as follows:

	Years Ended December 31,
	2009	2008	2007
Cost of services	$252	$133	$165
Operating expenses	1,929	1,578	1,655

Total stock-based compensation expense	$2,181	$1,711	$1,820

Employee stock-based compensation expense for the years ended December 31, 2009, 2008, and 2007 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Applicable GAAP requires forfeitures to be estimated at the time of grant and prospectively revised if actual forfeitures differ from those estimates. The Company estimates forfeitures of stock options using the historical exercise behavior of its employees. For purposes of this estimate, the Company has identified two groups of employees. The estimated forfeiture rate of each group is as follows:

	Forfeiture rates
	2009, 2008, 2007	2007
	(10/1/07 through 12/31/07)	(1/1/07 through 9/30/07)
Executive and senior management group	5%	8%
Staff group	8%	35%
As of December 31, 2009, there was $3.6 million of unamortized stock option compensation expense, net of expected forfeitures. The Company expects to recognize this expense over a weighted average period of 2.9 years.
As of December 31, 2009, there was $1.8 million of unamortized compensation expense for restricted stock awards, net of expected forfeitures, which the Company expects to recognize over a weighted average period of 3.4 years.
Valuation Assumptions
The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model. The following assumptions were used to determine fair value for the stock awards granted in the applicable year:

	Years Ended December 31,
	2009	2008	2007
Dividend yield	0%	0%	0%
Volatility (a)	63% to 70%	68% to 80%	87%
Average expected option life (b)	5.0 years	5.0 years	3.5 to 6.1 years
Risk-free interest rate (c)	2.1% to 2.8%	1.6% to 3.4%	3.6% to 4.3%

(a)	Measured using weekly price observations for a period equal to the stock options’ expected term.

(b)	Determined by the historical stock option exercise behavior of the Company’s employees.

(c)	Based upon the U.S. Treasury yield curve in effect at the end of the quarter that the options were granted (for a period equaling the stock options’ expected term).

The fair value of restricted stock awards are determined using the Company’s closing stock price on the date of grant multiplied by the respective number of awards granted.
Stock Option Activity
Stock option activity is summarized as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value*
Outstanding at December 31, 2006	6,570	$1.58
Options granted	380	1.92
Options exercised	(577)	1.20
Options forfeited and cancelled	(1,208)	2.23

Outstanding at December 31, 2007	5,165	$1.44
Options granted	2,720	1.76
Options exercised	(675)	1.16
Options forfeited and cancelled	(878)	1.82

Outstanding at December 31, 2008	6,332	$1.55
Options granted**	2,575	2.00
Options exercised	(382)	1.43
Options forfeited and cancelled	(442)	2.19

Outstanding at December 31, 2009	8,083	$1.67	6.21 years	$8,253

Options vested and expected to vest at December 31, 2009	7,844	$1.66	6.15 years	$8,086
Options exercisable (fully vested) at December 31, 2009	4,571	$1.42	4.38 years	$5,672

*	Represents the total difference between the Company’s closing stock price on the last trading day of 2009 and the stock option exercise price, multiplied by the number of in-the-money options as of December 31, 2009. The amount of intrinsic value will change based on the fair market value of the Company’s stock.

**	Amount includes 0.6 million stock option grants issued outside of the 2007 Plan in connection with the acquisition of AGI (see Note 15). As part of the terms of the acquisition, the Company was obligated to exchange all outstanding AGI stock options to Company stock options in accordance with a contractual exchange rate and exercise price, resulting in the issuance of 0.6 million options with an exercise price of $0.40 per share.

	Year Ended December 31,
	2009	2008	2007
Aggregate grant date fair value of options	$2,048	$3,100	$500
Weighted-average grant date fair value	$1.22 per option	$1.14 per option	$1.40 per option
The total intrinsic value of options exercised (stock price at exercise minus exercise price)	$927	$551	$500
Cash received by the Company from option exercises	$548	$785	$692
Tax benefit to the Company for tax deductions from options exercised (see Note 14)	$486	$514	$314

Restricted Stock Award Activity
The Company’s restricted stock awards activity is summarized as follows:

		Weighted Average
	Shares	Grant Date Fair Value
Unvested at December 31, 2006	260	$1.05
Vested	(156)	$1.72
Released	(24)	$1.11

Unvested at December 31, 2007	80	$2.05
Granted	200	$2.39
Released	(62)	—

Unvested at December 31, 2008	218	$2.36
Granted	477	$4.03
Released	(126)	—

Unvested at December 31, 2009	569	$3.73

(12)	Stock Transactions
Acquisition of Applied Genomics, Inc.
On December 21, 2009, the Company completed the acquisition of all the issued and outstanding stock of Applied Genomics, Inc. (“AGI”) in accordance with the terms and conditions of the Agreement and Plan of Merger and Reorganization, dated as of December 21, 2009, by and between the Company and AGI. The purchase price for AGI consisted of 4.4 million of the Company’s common shares, and a maximum of an additional 3.2 million of its common shares to the former AGI stockholders (inclusive of exchanged stock option awards), upon the achievement of certain revenue and scientific publication milestones by December 31, 2012. See Note 15 for further discussion of the AGI acquisition.
Stock Purchase Agreement with Oak Investment Partners XII, Limited Partnership
On March 25, 2009, the Company entered into a stock purchase agreement (“Oak Purchase Agreement”) with Oak Investment Partners XII, Limited Partnership (“Oak”). In reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), the Company agreed to sell Oak up to an aggregate of 6.6 million shares of its Series A convertible preferred stock, $0.01 par value (the “Preferred Shares”) in two or more tranches (the “Oak Private Placement”) for aggregate consideration of up to $50.0 million. The initial closing of the Oak Private Placement occurred on March 26, 2009, at which time the Company issued and sold an aggregate of 3.8 million Preferred Shares (the “Initial Oak Closing Shares”) for aggregate consideration of $29.1 million.
The second closing of the Oak Private Placement occurred on May 14, 2009, at which time the Company issued and sold an aggregate of 1.4 million Preferred Shares (the “Second Oak Closing Shares”) for aggregate consideration of $10.9 million. Upon the sale of the Second Oak Closing Shares, Safeguard’s ownership of issued and outstanding voting securities decreased from 50.2% to 47.3%, and Oak’s ownership of issued and outstanding voting securities increased from 16.6% to 21.4% (on an if-converted basis for Preferred Shares), though it is 20.0% as of December 31, 2009, as adjusted for certain stock activity since May 2009.
On March 25, 2009, the effective date of the Oak Purchase Agreement, the Company’s stock price on the NASDAQ Capital Market closed at $1.71 per share, however, the applicable conversion price of the Preferred Shares under the Oak Purchase Agreement is initially $1.90 per common share. On May 14, 2009, the date of the Second Oak Closing, the Company’s stock price on the NASDAQ Capital Market closed at $2.65 per share. The non-detachable conversion feature of the 1.4 million Preferred Shares, allows conversion into 5.7 million common shares. The non-detachable conversion feature was in-the-money at the deemed commitment date of the Second Oak Closing of May 14, 2009 ($2.65 per common share, less $1.90 per common share). For purposes of measuring the “beneficial conversion option” (further described below), the commitment date of the Second Oak Closing was May 14, 2009, the date of the Second Oak Closing, rather than March 25, 2009, the date of the Oak Purchase Agreement, since the Oak Purchase Agreement contains a Material Adverse Effect (“MAE”) clause which could have allowed Oak, at their sole discretion, to have never completed the Second Oak Closing due to their rights under the Oak Purchase Agreement. Oak’s discretion in completing the Second Oak Closing due to the MAE, combined with the in-the-money non-detachable conversion feature of the Preferred Shares, required the Company to account for the resulting “beneficial conversion feature.” Accordingly, the Company recorded a $4.3 million increase to accumulated deficit for the immediate accretion of the related preferred stock discount and a coinciding increase of additional paid-in capital ($0.75 multiplied by 5.7 million common shares) which is included in the accompanying Consolidated Balance Sheets as of December 31, 2009.

Sale by Safeguard Scientifics, Inc.
In August and September 2009, Safeguard, through its wholly owned subsidiaries, completed the sale of an aggregate 18.4 million shares of its holdings in the common stock of the Company in an underwritten public offering which was pursuant to an effective registration statement filed with the SEC. The Company did not, and will not, receive any proceeds from the sale of such shares. The Company was nonetheless obligated to pay certain costs, expenses, and fees of $0.2 million which were incident to Safeguard’s sale, pursuant to an Amended and Restated Registration Rights Agreement dated as of February 27, 2009, by and among the Company, Safeguard, and certain of Safeguard’s wholly-owned subsidiaries. Such amount was recorded to general and administrative expenses in the accompanying Consolidated Statement of Operations for the year ended December 31, 2009. As a result of Safeguard’s sale of such shares and the earlier consummation of the Initial and Second Oak Closings, and other stock activity, its ownership of the Company’s issued and outstanding voting securities decreased to 28.0% as of December 31, 2009 (on an if-converted basis for Preferred Shares).
Share Registration Obligations of the Company
As required by the terms of the Oak Purchase Agreement, the Company entered into a Registration Rights Agreement with Oak on March 26, 2009, obligating the Company to register for resale the shares of common stock issuable upon the conversion of the Preferred Shares on a registration statement on Form S-3 to be filed with the SEC at least 90 days prior to March 26, 2010, which was filed with the SEC on December 22, 2009. The Company has from time to time completed several other private placements of its equity securities. In connection therewith, the Company has entered into certain agreements which require the Company to register, for resale, such investors’ securities under the Securities Act. The Company has concluded that it does not meet the conditions to accrue the estimated costs of preparing and filing such future registration statements after considering the terms of the registration rights agreements.
Stock Warrant Activity
The Company has issued stock warrants to various parties in connection with entering and maintaining certain credit facilities, as consideration for various licensing arrangements with other companies, and in conducting other general business. Stock warrant activity is summarized as follows:

		Weighted Average
	Shares	Exercise Price
Warrants outstanding, December 31, 2006	5,301	$1.88
Granted	517	$0.70
Exercised	(17)	$1.35
Canceled	(250)	$4.26

Warrants outstanding, December 31, 2007	5,550	$1.66
Granted	3,875	$0.01
Exercised	(4,196)	$0.01
Canceled	(2,034)	$2.89

Warrants outstanding, December 31, 2008	3,195	$1.35
Granted	500	$1.38
Exercised	(2,099)	$1.37
Canceled	(183)	$2.00

Warrants outstanding, December 31, 2009	1,413	$1.26

The 1.4 million outstanding stock warrants as of December 31, 2009 are exercisable and have various expiration dates beginning June 2010 through February 2014.

(13) Redeemable Preferred Stock
In March and May 2009, the Company issued and sold an aggregate of 5.3 million Preferred Shares to Oak for aggregate gross consideration of $40.0 million. In connection with the issuance of the Initial and Second Oak Closing Shares, the Company incurred expenses of $1.4 million. These expenses were related to legal fees and investment banker commissions which were recorded in the accompanying Consolidated Balance Sheets for the year ended December 31, 2009, as a reduction of additional paid in capital, rather than expense. Accordingly, the Preferred Shares are presented at $38.6 million in the accompanying Consolidated Balance Sheets for the year ended December 31, 2009 ($40.0 million of aggregate Oak proceeds less $1.4 million of closing expenses in connection therewith).
Each Preferred Share will be voted with common shares on an as-converted basis and is initially convertible, at any time, into four shares of the Company’s common stock, though is subject to broad-based weighted-average anti-dilution protection in the event that the Company issues additional shares at or below the then-applicable conversion price for such share (initially $1.90 per share). This provision will not be triggered, however, unless and until the Company issues shares that, when aggregated with all shares issued after the initial closing, have an aggregate offer or issue price exceeding $5.0 million. The Preferred Shares will automatically convert if, at any time beginning 12 months after March 26, 2009, the Company’s common stock price is above $4.75 per share (as adjusted for stock splits, combinations, recapitalizations and the like) for 20 consecutive trading days over a 30-day trading period (all of which trading days must fall after March 27, 2010).
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
The Company’s stock price on the NASDAQ Capital Market closed at $2.65 per common share on December 31, 2009, which exceeded the Preferred Shares’ $1.90 liquidation value per common share on an if-converted basis. The Company therefore calculated the Preferred Shares’ liquidation preference of $55.8 million, disclosed in the accompanying Consolidated Balance Sheets, by multiplying 21.1 million common shares (on an if-converted basis from Preferred Shares) by the $2.65 per common share value. The Company has determined that the events included within the Oak Purchase Agreement, that would give rise to a liquidation payment to the holders of the Preferred Shares, were of minimal probability of occurrence. There are no planned or developing transactions known to the Company’s management that would result in the liquidation of the Company, or result in any change of control of the Company, to require such liquidation payment by the Company to the holders of the Preferred Shares. The carrying amount of the Preferred Shares will be adjusted to its redemption amount only in the event that redemption becomes probable.
The redemption rights of the Preferred Shares are immediately triggered by the occurrence of certain business events enumerated in the Stock Purchase Agreement with Oak. All such business events are deemed to be within the Company’s control, except beginning in the third quarter of 2009, an event of a change in control of the Company, whether by acquisition or merger. As of August 21, 2009, an event of a change of control of the Company became possible with the effective registration of Safeguard’s holdings in the Company through a registration statement on Form S-3 filed with the SEC (the “Safeguard S-3”). The Safeguard S-3 resulted in the ability of a third-party to acquire over 50% of registered shares of the Company on the open market. Due to limitations of the resale of Safeguard’s then unregistered securities of the Company under Rule 144 of the Securities Act, a change of control could not legally occur prior to the effectiveness of the Safeguard S-3. Accordingly, the Preferred Shares have been reclassified to temporary equity (rather than permanent equity) within the accompanying Consolidated Balance Sheets, as required under applicable GAAP, since all such redemption events are not solely at the option of the Company as of December 31, 2009.

(14) Income Taxes
The following table provides the components of income tax expense:

	Years Ended December 31,
	2009	2008	2007
Provision for income taxes:
Continuing operations (exclusive of gain on sale from ACIS Business)	$—	$6	$23
Gain on sale from ACIS Business	(599)	—	(2,111)

Total income tax (benefit) expense	$(599)	$6	$(2,088)

The following table summarizes the tax effects of temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis, less valuation allowances:

	December 31,
	2009	2008
Deferred tax assets:
Current:
Accrued vacation	$434	$324
Contractual allowances	953	—
Allowance for doubtful accounts	3,485	3,211
Other	54	280

Gross current deferred tax assets	4,926	3,815
Non-current:
Net operating loss carryforward	52,014	46,663
Research and development and other tax credits	62	62
Depreciation	384	137
Intangible assets, net of amortization	—	185
Deferred rent	612	613
Landlord reimbursements	780	956
Stock-based compensation	1,384	1,354
Other	62	651

Gross non-current deferred tax assets	55,298	50,621

Total gross deferred tax assets	60,224	54,436

Valuation allowance	(55,423)	(54,436)

Deferred tax assets, net of valuation allowance	$4,801	$—

Deferred tax liability:
Intangible assets, net of amortization	$(4,801)	$—

Net deferred tax assets	$—	$—

The Company has evaluated the available evidence supporting the realization of its gross deferred tax assets, including the amount and timing of future taxable income, and has determined that it is more likely than not that the deferred tax assets will not be realized. Due to such uncertainties surrounding the realizability of the deferred tax assets, the Company maintains a full valuation allowance against its deferred tax assets as of December 31, 2009. Realization of the deferred tax assets will be primarily dependent upon the Company’s ability to generate sufficient taxable income prior to the expiration of its net operating losses.
The Company’s deferred tax assets and valuation allowance increased by $0.9 million as of December 31, 2009, from December 31, 2008, primarily as a result of the Company’s 2009 operating losses and the deferred tax assets which relate to the AGI acquisition (see Note 15). The Company’s deferred tax assets and valuation allowance increased by $3.2 million as of December 31, 2008, from December 31, 2007, primarily as a result of the Company’s 2008 operating losses. The Company’s deferred tax assets and valuation allowance decreased by $1.0 million as of December 31, 2007, from December 31, 2006, primarily as a result of a $3.2 million reduction for tax positions relating to research and development activities, partially offset by 2007 operating losses.

The Company did not include potential federal and state research and development credits of $0.4 million generated by AGI prior to its acquisition by the Company, thus the $60.2 million gross deferred tax assets balance as of December 31, 2009 excludes such amount. The Company is in process of evaluating these potential research and development credits and expects to adjust its gross deferred tax assets balance for such estimated available amount, if any, in 2010.
As of December 31, 2009, the Company had net operating loss carry forwards for federal and state income tax purposes of approximately $139.7 million and $85.4 million, respectively, which expire during the years 2011 through 2029.
Included in the net operating loss deferred tax asset above is approximately $1.7 million of the federal net operating loss carryforwards attributable to excess stock option deductions. Due to the provisions of accounting for share-based payments concerning the timing of tax benefits related to excess stock deductions that can be credited to additional paid in capital, the related valuation allowance cannot be reversed, even if the facts and circumstances indicate that it is more likely than not that the deferred tax asset can be realized. The valuation allowance will only be reversed as the related deferred assets are applied to reduce taxes payable. The Company follows tax law ordering to determine when such net operating loss has been realized.
Due to both historical and recent changes in the capitalization structure of the Company, the utilization of net operating losses may be limited, pursuant to Section 382 of the Internal Revenue Code.
The differences between the statutory federal income tax rate and the effective income tax rate are provided in the following reconciliation:

	Years Ended December 31,
	2009	2008	2007
Loss from continuing operations before income taxes	$(7,552)	$(9,639)	$(14,146)

Statutory federal income tax rate	34%	34%	34%
Computed expected federal tax income benefit	(2,568)	(3,277)	(4,810)

Increase (decrease) in taxes resulting from:
State income taxes	—	4	(702)
Nondeductible expenses	559	244	374
Change in valuation allowance	2,009	3,035	5,161
Benefit due to recognized tax expense on ACIS Sale	(599)	—	(2,111)

Income tax expense (benefit) from continuing operations	$(599)	$6	$(2,088)

On January 1, 2007, the Company adopted applicable GAAP which clarifies the criteria for recognizing tax benefits related to uncertain tax positions, and requires additional financial statement disclosure. Such GAAP requires that the Company recognize in its consolidated financial statements the impact of a tax position if that position is more likely than not to be sustained upon examination, based on the technical merits of the position.

The following is a rollforward of the Company’s total gross unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2009, 2008, and 2007. These amounts relate to unrecognized tax benefits that would impact the effective tax rate if recognized, absent the valuation allowance:

Gross Unrealized Tax
Benefits
Balance at January 1, 2007	$3,200
Additions for tax positions	—
Decreases for tax positions	—

Balance at December 31, 2007	3,200
Additions for tax positions	—
Decreases for tax positions	—

Balance at December 31, 2008	3,200
Additions for tax positions (AGI research and development tax credits)	359
Decreases for tax positions	—

Balance at December 31, 2009	$3,559

The Company will recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense, but recognized no interest or penalties during the year ended December 31, 2009. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within 12 months of December 31, 2009. The Company does not expect any material increase or decrease in its income tax expense during the next 12 months related to examinations or changes in uncertain tax positions.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions. Tax years 2006 and forward remain open for examination for federal tax purposes and tax years 2005 and forward remain open for examination for the Company’s more significant state tax jurisdictions. To the extent used in future years’ tax returns, net operating loss and capital loss carryforwards at December 31, 2009 will remain subject to examination until the respective tax year of utilization is closed.
(15) Business Combination
AGI Acquisition Overview
On December 21, 2009 (the “Closing Date”), the Company completed the acquisition of all the issued and outstanding stock of AGI (the “AGI Acquisition”) in accordance with the terms and conditions of the Agreement and Plan of Merger and Reorganization, dated as of December 21, 2009, by and between the Company and AGI (the “AGI Agreement”). As of the Closing Date, AGI developed 10 prognostic and predictive multivariate immunohistochemistry-based (IHC) biomarkers for use in assessing the recurrence rates of various cancers, particularly lung cancer, and the likelihood of favorable response to various treatment options. The Company intends to use the intellectual property obtained through the AGI Acquisition to expand its menu of oncology diagnostic testing services. Since December 21, 2009, the results of operations of AGI have been included in the accompanying Consolidated Statements of Operations.

On the Closing Date, two former executive officers of AGI joined the Company as its Chief Scientific Officer and Senior Vice President and General Manager, Huntsville Facility, and Technology Assessment. Six other former employees of AGI have also joined the Company in business development, research and development, and laboratory services roles.
The AGI purchase price consisted of 4.4 million of the Company’s common shares (the “Upfront Shares”) and a maximum of an additional 3.2 million of its common shares (the “Contingent Shares”), upon the achievement of certain revenue and scientific publication milestones (the “AGI Milestones”) by December 31, 2012. The Company’s management believes that the milestones have a high probability of being met, thus resulting in the issuance of the Contingent Shares for a total purchase price consisting of 7.6 million common shares, inclusive of the issuance of 0.6 million stock option awards, exchanged from AGI stock into Company stock. The 0.6 million exchanged stock options awards were estimated by the Company’s management to be of equal value as of the Closing Date.
The Company’s closing stock price on December 21, 2009 was $2.48 per common share. The AGI purchase price equates to $15.6 million (7.6 million shares multiplied by $2.48, less $3.2 million). The $3.2 million represents, in the aggregate, the Company’s estimate of an appropriate discount to the purchase price for (i) certain liquidity restrictions on the Upfront and Contingent Shares, (ii) the contingency associated with the Contingent Shares, and (iii) the volatility associated with the Company’s stock, net of the expected proceeds to the Company from future exercises of the exchanged stock option awards.
The AGI acquisition was accounted for as a business combination under applicable GAAP, requiring the use of the acquisition method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the Closing Date.
As of December 31, 2009, an aggregate 1.4 million of the Contingent Shares met the requirements for liability accounting under applicable GAAP (the “Variable Shares”). The Variable Shares are variable with respect to number of common shares that, depending on the sequence of AGI Milestone achievements, are issuable by December 31, 2012, though limited to an aggregate issuance of 3.2 million Contingent Shares. The Company, therefore, recorded a $2.7 million long term liability reported as “contingently issuable common shares” on its Consolidated Balance Sheets as of December 31, 2009. The $2.7 million long term liability was derived from a calculation performed by the Company that involves the estimated probability and timing of Variable Share achievement, into a single, present-valued amount, utilizing (i) certain liquidity restrictions on the Variable Shares, (ii) the contingency associated with the Variable Shares, and (iii) the volatility associated with the Company’s stock.
The fair value of the Variable Shares was determined based on Level 3 inputs (see Note 2(m)). The following table summarizes the fair value measurements of the Variable Shares:

Variable Shares value
December 31, 2008	$—
Issuance of Variable Shares	2,650
Realized/unrealized gains or losses	—

December 31, 2009	$2,650

Direct Costs of the AGI Acquisition
The Company’s direct costs of the AGI Acquisition included legal and accounting fees of $0.3 million. Such amount is included in general and administrative expenses within the accompanying Consolidated Financial Statements for the year ended December 31, 2009.

AGI Purchase Price Allocation
The AGI purchase price of $15.6 million was allocated as follows:

Cash	$5
Prepaid expenses	21
Identifiable intangible assets	11,684
Accounts payable and other current liabilities	(68)

Total identifiable net assets	11,642

Goodwill	3,959

Total purchase price allocation	$15,601

Identified intangible assets associated with the acquisition of AGI will be amortized to cost of services or research and development over the estimated period of benefit. The below table summarizes the acquired identifiable intangible assets’ fair value, estimated useful life, estimated annual amortization expense, and expense classification in the Consolidated Statement of Operations:

				Consolidated
		Estimated		Statement of
		Useful Life	Estimated Annual	Operations
Identified Intangible Assets	Fair Value	(years)	Amortization Expense	Classification
Biomarkers (a)	$11,349	7	$1,621	Cost of services
In-process research and development (a)	76	7	11	Research and development
Issued patents (b)	26	7	4	Cost of services
Patent applications(b)	123	7	18	Cost of services
Non-competition agreements (c)	110	3	37	Research and development

Total	$11,684		$1,691

(a)	To estimate fair value of biomarkers, the Company used the “income approach” which is a valuation technique that converts the estimated commercialization probability and future expected net cash flows to be derived from these assets into a single, present-valued amount.

(b)	To estimate fair value of issued patents and patent applications, the Company used the “cost approach” which determines the fair value in terms of cost (i.e. current cash expenditures) required to recreate or develop the underlying intangible assets.

(c)	To estimate fair value, the Company determined the cash flows that are “protected” by the non-competition agreements using a variant of the income approach, called the “postulated loss of income approach”. In applying this approach, the Company’s cash flows were forecasted in two separate scenarios: one with and one without the presence of the non-competition agreements. The difference in cash flows, at present value, represents the benefit of the non-competition agreements.
Goodwill
Goodwill of $4.0 million represents the difference of the AGI purchase price of $15.6 million minus the net identifiable intangible and tangibles assets acquired. None of the goodwill resulting from the AGI Acquisition is expected to be deductible for tax purposes. In accordance with GAAP, the Company will not amortize goodwill, though goodwill is subject to periodic impairment testing.

Pro Forma Financial Information
The following unaudited pro forma financial information is presented to reflect the results of operations for the years ended December 31, 2009 and 2008 as if the acquisition of AGI had occurred on January 1, 2008. These pro forma results have been prepared for general comparative purposes only. These pro forma results do not purport to be indicative of what operating results would have been, had the acquisition actually taken place on January 1, 2008, and may not be indicative of future operating results:

	Year Ended December 31,
	(unaudited)
	2009	2008
Net revenue	$91,599	$73,766
Net loss	(7,676)	(11,332)
Net loss applicable to common stockholders	(11,966)	(11,332)
Net loss per share applicable to common stockholders — basic and diluted	$(0.14)	$(0.15)

Weighted average shares — basic and diluted	81,671	77,008
(16) Quarterly Financial Results (unaudited)
Quarterly Results of Operations
(in thousands except for per share information)

			Income (Loss)	Income			Net
			From	From		Net Loss	Loss per Share
			Continuing	Discontinued		Applicable to	Applicable to
	Net	Gross	Operations,	Operations. Net of	Net Income	Common	Common
	Revenue	Profit	Net of Tax	Tax	(Loss)	Stockholders	Stockholders

Three Months Ended:

December 31, 2009	$23,252	$12,820	$(2,690)	$—	$(2,690)	(2,690)	$(0.03)
September 30, 2009	21,425	11,629	(3,235)	—	(3,235)	(3,235)	(0.04)
June 30, 2009	23,730	13,808	29	—	29	(4,261)	(0.06)
March 31, 2009 (a)	23,192	14,235	(1,057)	901	(156)	(156)	(0.00)

December 31, 2008	$21,937	$13,466	$(2,218)	$—	$(2,218)	$(2,218)	$(0.03)
September 30, 2008	18,997	10,401	(2,214)	—	(2,214)	(2,214)	(0.03)
June 30, 2008	16,916	8,425	(4,279)	—	(4,279)	(4,279)	(0.06)
March 31, 2008	15,886	8,508	(934)	—	(934)	(934)	(0.01)

(a)	Presented amounts are inclusive of certain adjustments, as discussed in Note 18, and summarized in the below table:

	Three Months Ended
	March 31, 2009
	Previously	As
	Reported	Adjusted
Condensed Consolidated Statements of Operations:
Income tax benefit	$—	$599
Loss from continuing operations	(2,321)	(1,057)
Income from discontinued operations, net of income taxes	1,500	901

Net income (loss) per share applicable to common stockholders — basic and diluted:
Loss from continuing operations	$(0.03)	$(0.02)
Income from discontinued operations	0.02	0.01

(17)	Commitments and Contingencies
Significant Operating Leases
The Company has a number of active laboratory equipment and office equipment leases (capital and operating) with various providers as of December 31, 2009. See Note 8 for a table of the Company’s capital lease obligations as of December 31, 2009. The Company’s most significant operating leases are discussed below.
Corporate Headquarters and Diagnostic Services Laboratory: The Company’s corporate headquarters and diagnostic services laboratory is located in Aliso Viejo, California, where it leases a facility of approximately 78,000 square feet. The initial ten-year term of the lease commenced on December 1, 2005, and the Company has the option to extend the lease term for up to two additional five-year periods. The annual base rent was increased to $1.4 million on December 1, 2008, exclusive of certain maintenance expenses for which the Company is responsible. Thereafter, the base rent will be increased 3.0% annually effective on December 1 of each year.
The landlord of the Company’s Aliso Viejo facility has agreed to reimburse the Company up to $3.5 million for the costs associated with various facility improvements. Through December 31, 2009, the landlord has reimbursed the Company $3.3 million of such costs.
Research and Development and Biopharmaceutical Services Centers: The Company leases its research and development and biopharmaceutical services centers in Huntsville, Alabama and Burlingame, California, comprising approximately 6,500 aggregate square feet. The Huntsville lease expires in January 2013. The Burlingame lease expires in March 2010 and will not be renewed. The aggregate annual base rent for these facilities is $0.1 million.
At December 31, 2009, future minimum lease payments for all operating leases were as follows (in thousands):

2010	$1,784
2011	1,824
2012	1,847
2013	1,803
2014	1,726
Thereafter	1,542

$10,526

Legal Proceedings
The Company, from time to time, is involved in legal actions arising from the ordinary course of business. In the opinion of the Company’s management, the ultimate disposition of any threatened or pending legal actions, individually or in the aggregate, would not have a material adverse effect on the Company’s business, financial condition, or results of operations.

(18) Corrections of Immaterial Presentation Error in Prior Period
During the third quarter of 2009, the Company determined that it did not properly present the income tax effect of the ACIS Sale (see Note 4) between continuing operations and discontinued operations on its Consolidated Statements of Operations for the year ended December 31, 2007, and its Condensed Consolidated Statements of Operations for the three months ended March 31, 2009 and six months ended June 30, 2009. Applicable GAAP provides guidance on the process by which an entity should allocate its total tax provision or benefit to the various components of the income statement, including continuing and discontinued operations.
The ACIS Sale occurred on March 8, 2007. Previously reported income from discontinued operations for the year ended December 31, 2007 was $5.4 million. The proper presentation under applicable GAAP requires the associated income tax benefit within continuing operations, and income from discontinued operations to be presented net of income taxes, as summarized in the below table.
The Company evaluated the materiality of the errors, which had no impact on previously reported net loss, from qualitative and quantitative perspectives, and concluded that the errors in presentation were immaterial to the previously filed consolidated financial statements. The below table summarizes the adjustments for the year ended December 31, 2007 (in thousands):

	Year Ended
	December 31, 2007
	Previously	As
	Reported	Adjusted
Condensed Consolidated Statements of Operations:
Income tax (expense) benefit	$(23)	$2,088
Loss from continuing operations, net of income taxes	(14,169)	(12,058)
Income from discontinued operations, net of income taxes	5,412	3,301

Net income (loss) per share applicable to common stockholders — basic and diluted:
Loss from continuing operations	$(0.20)	$(0.17)
Income from discontinued operations	0.08	0.05
See Note 16 for a table summarizing the effects of such adjustments for the three months ended March 31, 2009. Zeiss, the acquirer in the ACIS Sale, acknowledged the satisfaction of certain post-closing conditions. In connection therewith, a $1.5 million payment was due to the Company in March 2009, though was received in April 2009. The Company previously recorded the $1.5 million as income from discontinued operations to its Condensed Consolidated Statements of Operations for the three months ended March 31, 2009. The proper presentation under applicable GAAP requires the associated income tax benefit within continuing operations, and income from discontinued operations to be presented net of income taxes.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
As previously reported, our Audit Committee conducted a competitive process to select an independent registered public accounting firm to perform audit and other related services for us for our 2009 fiscal year. As a result of this selection process, our Audit Committee approved, on our behalf, the dismissal of KPMG LLP, or KPMG, as our independent registered public accounting firm, effective September 22, 2009. Our Audit Committee approved, on our behalf, the engagement of Deloitte & Touche LLP to serve as our independent registered public accounting firm for the 2009 fiscal year.
During the two fiscal years ended December 31, 2008 and the subsequent interim period through September 22, 2009, there were no disagreements between us and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to KPMG’s satisfaction, would have caused KPMG to make reference to the subject matter of the disagreement in connection with its report for such years within the meaning of Item 304(a)(1)(iv) of Regulation S-K. In addition, during the period identified above, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K, except such material weaknesses identified by us in Item 9A. Controls and Procedures within our Annual Report on Form 10-K for the fiscal years ended December 31, 2008 and 2007.
We have agreed to indemnify and hold KPMG harmless against and from any and all legal costs and expenses incurred by KPMG in successful defense of any legal action or proceeding that arises as a result of KPMG’s consent to the inclusion of its audit report on the Company’s past financial statements included in this Form 10-K.

Item 9A.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.
(b) Management’s Report on Internal Control Over Financial Reporting
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
We evaluated our internal control over financial reporting as of December 31, 2009. In making our assessment, we used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We concluded that as of December 31, 2009, our internal control over financial reporting was effective.

Deloitte & Touche LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, also audited our internal control over financial reporting as of December 31, 2009 and issued their audit report expressing an unqualified opinion on our internal control over financial reporting.
(c) Change in Internal Control over Financial Reporting
Remediation of Material Weaknesses identified as of December 31, 2008:
As disclosed in Item 9A of our 2008 Annual Report on Form 10-K, and in our Quarterly Reports on Form 10-Q filed during the 2009 fiscal year, we identified three material weaknesses in our internal control over financial reporting as of December 31, 2008, as follows:
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
During 2009, we executed our remediation plan for such material weaknesses, as disclosed in Item 9A of our 2008 Annual Report on Form 10-K. Our remediation activities involved numerous enhancements to our financial accounting processes, particularly within the areas of accounts receivable and revenue, and improvements to our finance department structure. We tested such newly established policies, procedures, and control activities designed to address the above material weaknesses. As a result, we believe that all material weaknesses were remediated as of December 31, 2009.
There have been no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than completion of the actions taken to remediate the material weaknesses which existed as of December 31, 2008, as described above.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors and Corporate Governance
Directors
We incorporate herein by this reference the information contained under the captions “ELECTION OF DIRECTORS,” “ELECTION OF DIRECTORS—ADDITIONAL INFORMATION” and “BOARD COMMITEES” in our definitive Proxy Statement for our 2010 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K pursuant to Regulation 14A under the Exchange Act.
Section 16(a)Beneficial Ownership Reporting Compliance
We incorporate herein by this reference the information contained under the caption “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in our definitive Proxy Statement for our 2010 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K pursuant to Regulation 14A under the Exchange Act.
Code of Ethics
We incorporate herein by this reference the information contained under the caption “Corporate Governance Guidelines and Code of Ethics” in our definitive Proxy Statement for our 2010 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K pursuant to Regulation 14A under the Exchange Act.

Item 11.	Executive Compensation
We incorporate herein by this reference the information contained under the captions “COMPENSATION DISCUSSION AND ANALYSIS,” “COMPENSATION COMMITTEE REPORT,” “EXECUTIVE COMPENSATION” and “Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement for our 2010 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K pursuant to Regulation 14A under the Exchange Act.
The information incorporated herein by reference to the information under the caption “COMPENSATION COMMITTEE REPORT” in the definitive Proxy Statement for our 2010 annual meeting of stockholders shall be deemed furnished, and not filed, in this Report and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, as a result of this furnishing, except to the extent that we specifically incorporate it by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We incorporate herein by this reference the information contained under the caption “SECURITY OWNERSHIP OF DIRECTORS AND OFFICERS AND BENEFICIAL OWNERS OF MORE THAN 5% OF THE COMPANY’S ISSUED AND OUTSTANDING COMMON STOCK” in our definitive Proxy Statement for our 2010 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K pursuant to Regulation 14A under the Exchange Act.
The following table shows aggregated information as of December 31, 2009 with respect to all of our compensation plans, agreements and arrangements under which our equity securities were authorized for issuance. More detailed information with respect to our stock-based compensation is included in Note 11 to the Consolidated Financial Statements.

Equity Compensation Plan Information

			Number of securities
			remaining available for
	Number of securities to be	Weighted average exercise	future issuance under
	issued upon exercise of	price of outstanding	equity compensation plans
	outstanding options,	options, warrants	(excluding securities
	warrants and rights	and rights	reflected in column(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders:	6,432,754	$1.80	580,593
Equity compensation not approved by security holders (1):	1,650,096	1.15	—

Total:	8,082,850	$1.67	580,593

(1)	Represents (i) inducement stock option grants made to two of our officers upon commencement of their employment with us, (ii) stock option grants cancelled and re-granted to a former officer upon his resignation, and (iii) stock option grants made in exchange for the stock options then held in Applied Genomics, Inc. (“AGI”), a company we acquired in December 2009. All such awards were outstanding and unexercised as of December 31, 2009.
(i) In July 2004, our Board of Directors granted our Chief Executive Officer, as an inducement to his employment, a stand-alone option agreement to purchase 0.75 million shares of our common stock for a purchase price of $1.58 per share. In September 2004, our Board of Directors granted our Chief Medical Officer, as an inducement to his employment, a stand-alone option agreement to purchase 0.4 million shares of our common stock of for a purchase price of $1.04. Each option holder may purchase up to 25% of the shares under each option on the first anniversary of the option grant date, and has the right to purchase the remaining shares as they vest in equal monthly installments over 36 months, so that each option is fully vested four years after the date of grant.
(ii) Our then Chief Financial Officer resigned during the quarter ended June 30, 2008. In connection with his resignation, the Company cancelled and re-granted 0.2 million fully-vested common stock options for a purchase price of $0.90 and term expiring in June 2016.
(iii) In December 2009, our Board of Directors approved our acquisition of AGI. As part of the terms of the acquisition, we were obligated to exchange all outstanding AGI stock options for our stock options in accordance with a contractual exchange rate and exercise price, resulting in the issuance of 0.6 million options to purchase our common stock with an exercise price of $0.40 per share, of which 0.3 million options contain performance-based conditions, in addition to time-based vesting requirements. Each such option holder may purchase up to 35% of the shares under each option on the first anniversary of the option grant date, and has the right to purchase the remaining shares as they vest in equal monthly installments over 36 months, so that each option is fully vested four years after the date of grant, subject to performance-based vesting requirements as applicable.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
We incorporate herein by this reference the information contained under the caption “TRANSACTIONS WITH RELATED PERSONS”, “ELECTION OF DIRECTORS-ADDITIONAL INFORMATION” and “BOARD COMMITTEES” in our definitive Proxy Statement for our 2010 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K pursuant to Regulation 14A under the Exchange Act.

Item 14.	Principal Accounting Fees and Services
We incorporated herein by reference the information contained under the caption “INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM—Audit Fees” in our definitive Proxy Statement for our 2010 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K pursuant to Regulation 14A under the Exchange Act.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) Financial Statements and Schedules
The following financial statements and schedules listed below are included in this Form 10-K:
Financial Statements (See Item 8)
Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Statements of Operations for the fiscal years ended December 31, 2009, 2008, and 2007
Consolidated Statements of Stockholders’ (Deficit) Equity and Comprehensive Loss for the fiscal years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2009, 2008, and 2007
Notes to Consolidated Financial Statements
Financial Statement Schedule:
Schedule II—Valuation and Qualifying Accounts for the fiscal years ended December 31, 2009, 2008, and 2007
All other schedules are omitted, as required information is inapplicable or the information is presented in the consolidated financial statements or related notes
(b) Exhibits
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

			Incorporated Filing
			Reference
				Original
Exhibit			Form Type &	Exhibit
Number		Description	Filing Date	Number
2.1		Asset Purchase Agreement, dated March 8, 2007, by and between	Form 10-Q	2.1
		Clarient, Inc., Carl Zeiss Mercury, Inc., and Carl Zeiss	5/9/07
		MicroImaging, Inc.
2.2	**	Agreement and Plan of Merger and Reorganization, dated as of	Form 8-K	2.1
		December 21, 2009, by and among Clarient, Inc., Clarient	12/23/09
		Acquisition Corporation, Applied Genomics, Inc., certain stockholders of Applied Genomics, Inc., and Robert S. Seitz, as stockholders’ representative.
3.1	†	Certificate of Incorporation of Clarient, Inc. (as amended).	—	—
3.2		By-laws of Clarient Inc. (as amended).	Form 10-Q 11/5/07	3.1
10.1		Amended and Restated Reimbursement and Indemnity Agreement, dated	Form 10-Q	10.3
		January 17, 2007, by Clarient, Inc. in favor of Safeguard	5/9/07
		Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.
10.2		Common Stock Purchase Warrant, dated January 17, 2007, for	Form 10-Q	10.7
		100,000 shares issued to Safeguard Delaware, Inc.	5/9/07
10.3		Common Stock Purchase Warrant, dated March 7, 2007, for 125,000	Form 10-Q	10.10
		shares issued to Safeguard Delaware, Inc.	5/9/07
10.4	*	Employment Agreement dated as of December 15, 2008 between	Form 10-K	10.11
		Clarient, Inc. and Ronald A. Andrews.	3/19/09
10.5	*	Employment Agreement dated as of December 15, 2008 between	Form 10-K	10.12
		Clarient, Inc. and David J. Daly .	3/19/09
10.6	*	Employment Agreement, dated as of September 17, 2009, by and	Form 8-K	10.1
		between Clarient, Inc. and Dr. Kenneth J. Bloom.	9/22/09

			Incorporated Filing
			Reference
				Original
Exhibit			Form Type &	Exhibit
Number		Description	Filing Date	Number
10.7	*	Employment Agreement, dated as of December 2, 2009, by and	Form 8-K	10.1
		between Clarient, Inc. and Michael R. Rodriguez.	12/4/09
10.8	*	Amended and Restated Employment Agreement dated as of February	Form 10-Q	10.19
		26, 2009 between Clarient, Inc. and Dr. Michael J. Pellini.	5/11/09
10.9	†	Separation Agreement and Waiver and Release of All Claims dated	—	—
		as of January 5, 2010 by and among Clarient, Inc. and Raymond J. Land.
10.10	*	Stock Option Agreement dated May 30, 2008 between Clarient, Inc.	Form 10-Q	10.3
		and Michael Pellini, M.D.	8/11/08
10.11		Form of Common Stock Purchase Warrant, dated November 8, 2005,	Form 8-K	99.3
		issued pursuant to Securities Purchase Agreement.	11/9/05
10.12		Form of Common Stock Warrant, dated September 22, 2006, to be	Form 8-K	10.2
		issued pursuant to the Securities Purchase Agreement.	9/25/06
10.13		Form of Common Stock Purchase Warrant to be issued pursuant to	Form 8-K	10.3
		the Amended and Restated Senior Subordinated Credit Agreement,	3/17/08
		dated March 14, 2008.
10.14		Form of Common Stock Purchase Warrant to be issued to Safeguard	Form 10-Q	10.12
		Delaware, Inc. (for that number of shares to be determined in	5/9/07
		connection with usage by the Company under the Senior Subordinated Revolving Credit Agreement by and between Clarient, Inc. and Safeguard Delaware, Inc.).
10.15		Form of Common Stock Purchase Warrant to be issued pursuant to	Form 8-K	10.5
		the Second Amended and Restated Senior Subordinated Revolving	3/2/09
		Credit Agreement, dated February 27, 2009.
10.16		Common Stock Purchase Warrant, dated April 18, 2007, for 166,667	Form 10-Q	10.15
		shares issued to Safeguard Delaware, Inc.	5/9/07
10.17		Warrant to Purchase 50,000 Shares of Common Stock, dated	Form 8-K	99.4
		August 1, 2005, issued to Safeguard Scientifics (Delaware), Inc.	8/4/05
10.18		Common Stock Purchase Warrant, dated March 7, 2007, for 62,500	Form 10-Q	10.11
		shares issued to Safeguard Delaware, Inc.	5/9/07
10.19		Form of Common Stock Purchase Warrant to be issued pursuant to	Form 8-K	10.5
		the Second Amended and Restated Senior Subordinated Revolving	3/2/09
		Credit Agreement, dated February 27, 2009.
10.20		Amended and Restated Registration Rights Agreement, dated	Form 8-K	10.4
		February 27, 2009, by and among Clarient, Inc., Safeguard	3/2/09
		Delaware, Inc., Safeguard Scientifics, Inc., and Safeguard Scientifics (Delaware), Inc.
10.21		Securities Purchase Agreement, dated February 26, 2003, by and	Form 8-K	99.1
		between Clarient, Inc. and Safeguard Delaware, Inc.	2/28/03
10.22		Securities Purchase Agreement, dated February 10, 2004, by and	Form 8-K	99.2
		between Clarient, Inc. and Safeguard Delaware, Inc.	2/12/04
10.23		Securities Purchase Agreement, dated March 25, 2004, by and among	Form 8-K	99.1
		Clarient, Inc. and the purchasers’ signatories thereto.	4/1/04
10.24		Securities Purchase Agreement, dated November 8, 2005, by and	Form 8-K	99.1
		among the Company and the investors named therein.	11/9/05
10.25		Securities Purchase Agreement, dated September 22, 2006, by and	Form 8-K	10.1
		between the Clarient, Inc. and Safeguard Delaware, Inc.	9/25/06
10.26		Consulting Agreement dated as of April 8, 2005 between Clarient,	Form 8-K	10.1
		Inc. and Dr. Richard J. Cote.	4/15/05
10.27	*	Compensation Summary—Non-employee Directors.	Form 10-K	10.20
			3/27/07

			Incorporated Filing
			Reference
				Original
Exhibit			Form Type &	Exhibit
Number		Description	Filing Date	Number
10.28	*	1996 Equity Compensation Plan, as amended.	Form 10-Q	10.12
			11/9/04
10.29	*	2007 Incentive Award Plan, as amended.	Form 8-K	10.1
			6/22/09
10.30	*	Form of Option Award Certificate.	Form 8-K	10.1
			12/1/04
10.31	*	Form of Stock Option Grant Certificate to be used in connection	Form 8-K	99.2
		with 2006 option grants to certain management level employees.	3/2/06
10.32	*	Form of Stock Option Agreement (in connection with 2007 Incentive	Form 8-K	99.1
		Award Plan).	7/16/07
10.33	*	Form of Restricted Stock Award (in connection with 2007 Incentive	Form 8-K	99.1
		Award Plan).	11/20/07
10.34		Facility Lease between Clarient, Inc. and 31 Columbia, Inc. dated	Form 10-Q	10.2
		July 20, 2005.	8/8/05
10.35	†	Lease between Applied Genomics, Inc. and Hudson-Alpha Institute	—	—
		for Biotechnology dated January 15, 2008.
10.36	†	First Amendment to Lease between Applied Genomics, Inc. and	—	—
		Hudson-Alpha Institute for Biotechnology dated July 24, 2008.
10.37	*†	2009 Management Incentive Plan.	—	—
10.38		Credit Agreement, dated as of July 31, 2008, by and among	Form 8-K	10.1
		Clarient, Inc., Clarient Diagnostic Services, Inc., ChromaVision	8/5/08
		International, Inc. and Gemino Healthcare Finance, LLC.
10.39		First Amendment to Credit Agreement dated January 30, 2009, by	Form 8-K	10.1
		and among Clarient, Inc., Clarient Diagnostic Services, Inc.,	2/2/09
		ChromaVision International, Inc. and Gemino Healthcare Finance, LLC.
10.40		Second Amendment to Credit Agreement dated February 27, 2009, by	Form 8-K	10.1
		and among Clarient, Inc., Clarient Diagnostic Services, Inc.,	3/2/09
		ChromaVision International, Inc. and Gemino Healthcare Finance, LLC.
10.41		Third Amendment to Credit Agreement dated November 12, 2009, by	Form 10-Q	10.5
		and among Clarient, Inc., Clarient Diagnostic Services, Inc.,	11/13/09
		ChromaVision International, Inc. and Gemino Healthcare Finance, LLC.
10.42		Fourth Amendment and Joinder to Credit Agreement, dated as of	Form 8-K	10.1
		December 21, 2009, by and among Clarient, Inc., Clarient	12/23/09
		Diagnostic Services, Inc., ChromaVision International, Inc., Applied Genomics, Inc. and Gemino Healthcare Finance, LLC.
10.43		Fourth Amendment to Amended and Restated Loan Agreement dated	Form 8-K	10.2
		January 27, 2009, by and between Clarient, Inc. and Comerica	2/2/09
		Bank.
10.44		Fifth Amendment to Amended and Restated Loan Agreement dated	Form 8-K	10.2
		February 27, 2009, by and between Clarient, Inc. and Comerica	3/2/09
		Bank.
10.45		Second Amended and Restated Senior Subordinated Revolving Credit	Form 8-K	10.3
		Agreement, dated February 27, 2009, by and between Clarient, Inc.	3/2/09
		and Safeguard Delaware, Inc.
10.46		Amended and Restated Subordination Agreement, dated February 27,	Form 8-K	10.6
		2009, by and among Gemino Healthcare Finance, LLC, Safeguard	3/2/09
		Delaware, Inc. and Clarient, Inc.
10.47		Affirmation and Amendment to Subordination Agreement, dated	Form 8-K	10.7
		February 27, 2009, by and among Comerica Bank, Safeguard	3/2/09
		Delaware, Inc., and Clarient, Inc.
10.48		Affirmation of Guaranty, dated February 27, 2009, by and among	Form 8-K	10.8
		Comerica Bank, Safeguard Delaware, Inc. and Safeguard Scientifics	3/2/09
		(Delaware), Inc.

			Incorporated Filing
			Reference
				Original
Exhibit			Form Type &	Exhibit
Number		Description	Filing Date	Number
10.49		Third Amendment to Amended and Restated Reimbursement and	Form 8-K	10.9
		Indemnity Agreement, by and among Clarient, Inc., Safeguard	3/2/09
		Delaware, Inc., and Safeguard Scientifics (Delaware), Inc.
10.50		First Amendment and Consent to the Second Amended and Restated	Form 8-K	10.5
		Senior Subordinated Revolving Credit Agreement, dated March 26,	3/27/09
		2009 entered into between the Company and Safeguard Delaware, Inc.
10.51	†	Fourth Amendment to Credit Agreement dated December 21, 2009, by	—	—
		and among Clarient, Inc., Clarient Diagnostic Services, Inc., ChromaVision International, Inc., Applied Genomics, Inc. and Gemino Healthcare Finance, LLC.
10.52		Amended and Restated Professional Services Agreement by and	Form 8-K	10.1
		between Clarient Diagnostic Services, Inc., Clarient, Inc., and	9/4/09
		Clarient Pathology Services, Inc., dated September 1, 2009.
10.53		Amendment to Securities Purchase Agreement, dated March 26, 2009,	Form 8-K	10.4
		entered into between Clarient, Inc. and Safeguard Delaware, Inc.	3/27/09
10.54		Pledge and Security Agreement dated March 26, 2009 by and among	Form 8-K	10.7
		Clarient, Inc. and Comerica Bank.	3/27/09
10.55		Stock Purchase Agreement, dated as of March 25, 2009, by and	Form 8-K	10.1
		between Clarient, Inc. and Oak Investment Partners XII, Limited	3/27/09
		Partnership.
10.56		Registration Rights Agreement, dated as of March 26, 2009, by and	Form 8-K	10.2
		between Clarient, Inc. and Oak Investment Partners XII, Limited	3/27/09
		Partnership.
10.57		Form of Indemnification Agreement entered into with Ms. Ann H.	Form 8-K	10.3
		Lamont and Mr. Andrew Adams effective as of March 26, 2009.	3/27/09
10.58		Stockholders Agreement dated March 26, 2009 by and among	Form 8-K	10.6
		Safeguard Delaware, Inc., Safeguard Scientifics, Inc., Safeguard	3/27/09
		Scientifics (Delaware), Inc., and Oak Investment Partners XII, Limited Partnership.
10.59		Pledge and Security Agreement dated March 26, 2009 by and among	Form 8-K	10.7
		Clarient, Inc. and Comerica Bank.	3/27/09
10.60	**	License Agreement, dated January 8, 2008, by and between	Form 10-Q	10.3
		Prediction Sciences, LLC and Clarient, Inc. for the exclusive	11/13/09
		license to use Prediction Sciences, LLC mathematical algorithm in connection with Clarient’s Insight®Dx Breast Cancer Profile.
10.61	**	Amendment No. 1, dated October 1, 2009, to the License Agreement,	Form 10-Q	10.4
		dated January 8, 2008, by and between Prediction Sciences, LLC	11/13/09
		and Clarient, Inc. for the exclusive license to use Prediction Sciences, LLC mathematical algorithm in connection with Clarient’s Insight®Dx Breast Cancer Profile.
10.62		Underwriting Agreement, dated August 27, 2009, by and among	Form 8-K	1.1
		Clarient, Inc., Safeguard Delaware, Inc., Safeguard Scientifics	8/28/09
		(Delaware), Inc. and Stephens, Inc., as the representative of several underwriters.
10.63		Lock-Up Agreement, dated August 27, 2009, between Clarient, Inc.	Form 8-K	1.2
		and Stephens Inc., as the representative of several underwriters.	8/28/09
16.1		Letter from KPMG LLP, dated September 25, 2009, to the Securities	Form 8-K	16.1
		and Exchange Commission regarding the change in certifying	9/28/09
		accountant.

Incorporated Filing
Reference
Original
Exhibit			Form Type &	Exhibit
Number		Description	Filing Date	Number
21	†	Subsidiaries of the Registrant.	—	—
23	†	Consent of Independent Registered Public Accounting Firm—KPMG LLP.	—	—
23.1	†	Consent of Independent Registered Public Accounting Firm—Deloitte	—	—
& Touche LLP.
31.1	†	Certification of Ronald A. Andrews pursuant to Rules 13a-14(a) or	—	—
15d-14(a) of the Securities Exchange Act of 1934.
31.2	†	Certification of Michael R. Rodriguez pursuant to Rules 13a-14(a)	—	—
or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	†	Certification of Ronald A. Andrews pursuant to Rule 13a-14(b) /	—	—
15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	†	Certification of Michael R. Rodriguez pursuant to Rule 13a-14(b)	—	—
/ 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

†	Filed herewith

*	These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or executive officers of the Registrant may participate.

**	Portions of this exhibit are omitted and were filed separately with the Secretary of the SEC pursuant to the Registrant’s application requesting confidential treatment under Rule 24b-2 of the Exchange Act.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized on March 16, 2010.

Clarient, Inc.
By:	/s/ Ronald A. Andrews
Ronald A. Andrews
Vice Chairman and Chief Executive Officer

We, the undersigned directors and officers of Clarient, Inc., do hereby constitute and appoint Ronald A. Andrews and Michael R. Rodriguez, and each of them, our true and lawful attorney and agent, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations, and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically, but without limitation, power and authority to sign for us or any of us in our names and in the capacities indicated below, any and all amendments hereto and we do hereby ratify and confirm all that the said attorney and agent shall do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2010.

Signatures	Title(s)

/s/ Ronald A. Andrews Ronald A. Andrews	Vice Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ MICHAEL R. RODRIGUEZ Michael R. Rodriguez	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ James A. Datin James A. Datin	Chairman of the Board of Directors

/s/ Peter J. Boni Peter J. Boni	Director

/s/ STEPHEN T. ZARRILLI Stephen T. Zarrilli	Director

/s/ Frank P. Slattery, Jr. Frank P. Slattery, Jr.	Director

/s/ Dennis M. Smith, M.D. Dennis M. Smith, M.D.	Director

/s/ Gregory Waller Gregory Waller	Director

/s/ ANN HUNTRESS LAMONT Ann Huntress Lamont	Director

/s/ ANDREW W. ADAMS Andrew W. Adams	Director

CLARIENT, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions	Amounts
		Charged to Bad	Charged	Balance
	Balance at	Debt	Against Valuation	at End
Description	Beginning of Period	Expense	Account	of Period
Year ended December 31, 2007:
Allowance for doubtful accounts	$1,040	$3,558	$(1,228)	$3,370

Year ended December 31, 2008:
Allowance for doubtful accounts	$3,370	$12,199	$(7,524)	$8,045

Year ended December 31, 2009:
Allowance for doubtful accounts	$8,045	$12,927	$(12,225)	$8,747