Form 10-Q
period 2010-03-31
CLARIENT, INC
filed 2010-05-04
CIK 1038223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to
Commission File Number 000-22677
CLARIENT, INC.
(Exact name of registrant as specified in its charter)

Delaware	75-2649072
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

31 Columbia
Aliso Viejo, California	92656-1460
(Address of principal executive offices)	(Zip code)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding at April 29, 2010
Common Stock, $0.01 par value per share	85,526,032 shares

CLARIENT, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
CLARIENT, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except par values)
(Unaudited)

	March 31,	December 31,
	2010	2009

ASSETS

Current assets:
Cash and cash equivalents	$10,928	$10,903
Restricted cash	767	765
Accounts receivable, net of allowance for doubtful accounts of $10,579 and $8,747 at March 31, 2010 and December 31, 2009, respectively	24,324	21,568
Supplies inventory	1,021	1,291
Prepaid expenses and other current assets	1,037	935

Total current assets	38,077	35,462
Restricted cash	1,314	1,314
Property and equipment, net	13,564	14,346
Intangible assets, net	11,218	11,639
Goodwill	3,959	3,959
Other assets	203	227

Total assets	$68,335	$66,947

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Revolving line of credit	$4,187	$2,678
Accounts payable	4,073	2,883
Accrued payroll	3,556	3,985
Accrued expenses and other current liabilities	3,230	3,984
Current maturities of capital lease obligations	620	645

Total current liabilities	15,666	14,175
Long-term capital lease obligations	469	604
Deferred rent and other non-current liabilities	2,887	3,055
Contingently issuable common stock	—	2,650

Commitments and contingencies

Preferred stock subject to redemption requirements outside the control of the issuer:
Series A convertible preferred stock $0.01 par value, authorized 8,000 shares, issued and outstanding 5,263 shares at March 31, 2010 and December 31, 2009, respectively. Aggregate liquidation preference and redemption value: March 31, 2010 and December 31, 2009—$55,156 and $55,800, respectively	38,586	38,586

Stockholders’ equity:
Common stock $0.01 par value, authorized 150,000 shares, issued and outstanding 84,827 and 84,092 at March 31, 2010 and December 31, 2009, respectively	841	841
Additional paid-in capital	175,420	172,200
Accumulated deficit	(165,534)	(165,164)

Total stockholders’ equity	10,727	7,877

Total liabilities and stockholders’ equity	$68,335	$66,947

See accompanying notes to Condensed Consolidated Financial Statements.

CLARIENT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Net revenue	$26,620	$23,192
Cost of services	11,167	8,957

Gross profit	15,453	14,235
Operating expenses:
Sales and marketing	4,567	4,288
General and administrative	6,225	5,518
Bad debt	3,572	2,715
Research and development	1,326	200

Total operating expenses	15,690	12,721

Income (loss) from operations	(237)	1,514
Interest expense, net of interest income of $7 and $1 in the three months ended March 31, 2010 and 2009, respectively	102	190
Interest expense to related party	—	2,980
Other expense (Note 14)	31	—

Loss from continuing operations before income taxes	(370)	(1,656)
Income tax benefit	—	599

Loss from continuing operations, net of income taxes	(370)	(1,057)
Income from discontinued operations, net of income taxes	—	901

Net loss	$(370)	$(156)

Net income (loss) per share applicable to common stockholders — basic and diluted (Note 9):
Loss from continuing operations	$(0.00)	$(0.01)
Income from discontinued operations	—	0.01

Net loss applicable to common stockholders	$(0.00)	$(0.00)

Weighted-average shares used to compute net income (loss) per common share:
Basic and diluted	83,648	77,003

See accompanying Notes to Condensed Consolidated Financial Statements.

CLARIENT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(370)	$(156)
Income from discontinued operations, net of income taxes	—	(901)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,056	811
Bad debt expense	3,572	2,715
Amortization of warrants to related party interest expense	—	2,103
Amortization of deferred financing and offering costs	4	319
Amortization of intangible assets	421	—
Interest on related party debt	—	868
Stock-based compensation	443	570
Issuance of common stock in consideration for research and development services	75	—
Income tax benefit	—	(599)
Mark to market adjustment for contingently issuable shares (Note 14)	31	—
Changes in operating assets and liabilities:
Interest on restricted cash	(1)	—
Accounts receivable, net	(6,328)	(8,468)
Inventories	236	(136)
Prepaid expenses and other assets	(82)	(1,883)
Accounts payable	1,467	865
Accrued payroll	(429)	(1,028)
Accrued expenses and other current liabilities	(628)	1,075
Deferred rent and other non-current liabilities	(168)	(557)

Net cash used in operating activities	(701)	(4,402)

Cash flows from investing activities:
Purchases of property and equipment	(677)	(1,519)
Increase in restricted cash	(1)	(2,814)
Proceeds from sale of discontinued operations, net of selling costs	—	1,500

Net cash used in investing activities	(678)	(2,833)

Cash flows from financing activities:
Proceeds from sale of preferred stock	—	29,132
Offering costs from sale of preferred stock	—	(1,052)
Proceeds from exercise of stock options and warrants	21	—
Repayments on capital lease obligations	(126)	(64)
Borrowings on revolving lines of credit	21,870	15,945
Repayments on revolving lines of credit	(20,361)	(24,162)
Borrowings on related party debt	—	5,800
Repayments on related party debt	—	(15,500)

Net cash provided by financing activities	1,404	10,099

Effect of exchange rate changes on cash and cash equivalents	—	1

Net increase in cash and cash equivalents	25	2,865
Cash and cash equivalents at beginning of period	10,903	1,838

Cash and cash equivalents at end of period	$10,928	$4,703

Supplemental disclosure of cash flow information:
Cash paid for interest	$112	$2,238
Cash paid for income taxes	—	—
Non cash investing and financing activities:
Property and equipment financed by capital leases	$—	$1,215
Property and equipment additions included in accounts payable	121	590
Issuance of warrants in connection with borrowings from related party	—	600
See accompanying Notes to Condensed Consolidated Financial Statements

CLARIENT, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except per share amounts)
(Unaudited)
(1) Description of Business, Basis of Presentation, and Operating Segment
(a) Description of Business
Clarient, Inc. and its wholly-owned subsidiaries (the “Company”) comprise an advanced oncology diagnostic services company, headquartered in Aliso Viejo, California. The Company’s mission is to help improve the lives of those affected by cancer through translating cancer discoveries into better patient care. The Company combines innovative technologies, clinically meaningful diagnostic tests, and world-class pathology expertise to provide advanced diagnostic services that assess and characterize cancer for physicians treating their patients, as well as for biopharmaceutical companies in the process of clinically testing various therapies. The Company’s customers are connected to its Internet-based portal, PATHSiTE®, that delivers high resolution images and interpretative reports resulting from the Company’s diagnostic testing services.
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
The Company is responsible for performing a variety of non-medical administrative services for CPS, as required under the Professional Services Agreement. The Company bills and collects for the pathology services provided by CPS. The Company, in turn, pays CPS a monthly professional services fee equal to the aggregate of all estimated CPS physician salaries and benefits, and all other operating costs of CPS.
(b) Basis of Presentation
The accompanying interim Condensed Consolidated Financial Statements of the Company were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the interim financial statements rules and regulations of the United States Securities and Exchange Commission (“SEC”). These financial statements include the financial position, results of operations, and cash flows of the Company, and the accounts of CPS, which are consolidated as required by applicable GAAP. All inter-company accounts and transactions have been eliminated in consolidation.
The preparation of the accompanying Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes thereto. The Company’s most significant estimates relate to revenue recognition, allowance for doubtful accounts, and stock-based compensation expense. Actual results could differ from those estimates. As part of the interim financial statement preparation process, the Company also has evaluated whether any significant events have occurred after the balance sheet date of March 31, 2010 through May 3, 2010, representing the date this Quarterly Report on Form 10-Q was filed with the SEC, and concluded that no additional disclosures or adjustments were required.
The interim operating results are not necessarily indicative of the results for a full year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements. The Condensed Consolidated Financial Statements included in this Form 10-Q should be read in conjunction with the Company’s audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

(c) Operating Segment
The Company has one reportable operating segment that delivers advanced oncology diagnostic services to community pathologists, oncologists, and biopharmaceutical companies. As of March 31, 2010, all of the Company’s services were provided within the United States, and all of the Company’s assets were located within the United States.
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

The undiscounted net cash flows expected to be generated by the Company’s asset group exceeded the carrying amount of the asset group as of March 31, 2010 and December 31, 2009, therefore, the Company’s asset group is not considered to be impaired. Such conclusion is based upon significant management judgments and estimates inherent in the operating plan and associated cash flow projections, including assumptions pertaining to net revenue growth, expense trends, and working capital management. Accordingly, changes in circumstances or assumptions could adversely impact the results of the Company’s long-lived asset impairment test.
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
The Company has not experienced any significant losses on cash and cash equivalents and does not believe it is exposed to any significant loss risk due to the high-ratings of the institutions in which its balances are deposited. The Company’s unrestricted and restricted cash balances on deposit that exceed the Federal Deposit Insurance Corporation (F.D.I.C.) limits were approximately $11.3 million at March 31, 2010.
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

(j) Research and Development
Research and development costs are expensed as incurred. Research and development expenses consist of compensation and benefits for research and development personnel, license fees, related supplies inventory, payment to access clinical cohorts for ongoing studies, certain information technology personnel, arrangements with consultants and other third parties, and allocated facility-related costs.
(k) Intangible Assets, net
Intangible assets, net, primarily consist of intellectual property represented by proprietary biomarkers in development and substantially ready for use within the Company’s diagnostic testing activities. These intangible assets have associated patents or patents in process, and are amortized on a straight-line basis over estimated useful lives of seven years.
(l) Goodwill
Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The Company performs a two-step process on an annual basis, or more frequently if necessary, to determine (i) whether the fair value of the relevant reporting unit exceeds carrying value, and (ii) to measure the amount of an impairment loss, if any. The “reporting unit” tested for goodwill impairment comprises the Company’s entire laboratory operation, representing its single operating segment. The fair value of the Company’s “reporting unit” is represented by its total market capitalization on the NASDAQ Capital Market as of the close of the business day on December 1, which represents the Company’s annual impairment testing date. The Company’s management was not aware of any indicators of goodwill impairment as of March 31, 2010 and through the date this Quarterly Report on Form 10-Q was filed with the SEC.
(m) Fair Value Measurements
The Company applies relevant GAAP in measuring the fair value of its Variable Shares (see Note 14). Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a fair value hierarchy that distinguishes between (i) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (ii) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:
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

(3) Balance Sheet Detail
(a) Allowance for Doubtful Accounts
The following is the full year 2009 and three months ended March 31, 2010 summary of activity for the allowance for doubtful accounts:

Ending balance, December 31, 2008	$8,045
Bad debt expense	12,927
Write-offs	(12,225)

Ending balance, December 31, 2009	8,747
Bad debt expense	3,572
Write-offs	(1,740)

Ending balance, March 31, 2010	$10,579

(b) Property and Equipment
The following is a summary of property and equipment:

	March 31,	December 31,
	2010	2009
Office furniture, computer software, and laboratory equipment	$21,487	$21,480
Leasehold improvements	9,917	9,650

Total	31,404	31,130
Accumulated depreciation and amortization	(17,840)	(16,784)

Property and equipment, net	$13,564	$14,346

As of March 31, 2010 and December 31, 2009, the Company’s associated capital lease obligations were $1.1 million and $1.2 million, respectively.
(c) Intangible assets
The following is a summary of intangible assets:

March 31,
2010
Biomarkers	$11,349
In-process research and development	76
Issued patents	26
Patent applications	123
Non-compete agreements	110
Accumulated amortization	(466)

Intangible assets, net	$11,218

The following is a summary of the estimated useful life, estimated annual amortization expense, and expense classification of the Company’s intangible assets:

	Estimated
	Useful Life	Estimated Annual	Condensed Consolidated Statement of
	(years)	Amortization	Operations Classification
Biomarkers	7	$1,621	Cost of services or research and development*
In-process research and development	7	11	Research and development
Issued patents	7	4	Cost of services
Patent applications	7	18	Cost of services
Non-competition agreements	3	37	Research and development

Total		$1,691

*	Upon the commercial launch of the associated biomarker, related amortization is recorded to cost of services. Until such time, the related amortization is recorded to research and development.
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
In March 2009, Zeiss’ management acknowledged the satisfaction of the post-closing conditions of the ACIS Sale and the associated $1.5 million payment due, which the Company subsequently received on April 8, 2009. The Company recorded the $0.9 million as income from discontinued operations, net of income taxes, within the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2009.
The Company retains certain indemnification obligations to Zeiss for any third party claims surviving through the applicable statute of limitations. The Company believes the likelihood of a raised claim(s) is remote and, in any case, would be immaterial in value.
(5) Recent Accounting Pronouncements
FASB Codification
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
Fair Value Measurements
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

Business Combinations
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
In April 2009, additional GAAP guidance was released that affects the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies, which amends the accounting for assets and liabilities arising from contingencies in a business combination. Such guidance was effective January 1, 2009, and requires pre-acquisition contingencies to be recognized at fair value, if fair value can be reasonably determined during the measurement period. If fair value cannot be reasonably determined, measurement is required to be based on the recognition and measurement criteria of GAAP applicable for accounting for contingencies. See Note 14 for disclosure related to the Company’s business combination accounting in 2010.
Earnings Per Share
In June 2008, GAAP guidance was released for determining whether instruments granted in share-based payment transactions are participating securities. Under such guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether they are paid or unpaid, are considered participating securities and should be included in the computation of earnings per share pursuant to the two-class method. As required, the Company adopted such guidance retrospectively effective January 1, 2009, though it did not affect the Company’s consolidated financial position, results of operations, cash flows, or loss per common share in prior periods, as disclosed in Note 9.
Variable Interest Entities
In December 2009, the FASB issued guidance on how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. Such guidance requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity is required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. The Company adopted the guidance as of January 1, 2010, and its application had no impact on the Company’s Condensed Consolidated Financial Statements. The Company currently consolidates the accounts of CPS, which it does not control through voting or similar rights, as disclosed in Note 1(a) and (b).
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
The percentage of the Company’s gross accounts receivable of $34.9 million and $30.3 million as of March 31, 2010 and December 31, 2009, respectively, by primary payor class, is as follows:

	March 31, 2010	December 31, 2009
Governmental (Medicare and Medicaid)	26%	20%
Private health insurers	38%	43%
Clients (pathologists, hospitals, clinics)	16%	18%
Patients (indirect bill)	10%	10%
Patients (direct bill)	10%	9%

Total	100%	100%

The Company’s aged gross accounts receivable in total, and by payor class, as of March 31, 2010 and December 31, 2009 is as follows:

	March 31, 2010%		December 31, 2009%

All payor classes
Total	$34,903	100%	$30,315	100%
Unbilled	5,412	15%	4,819	16%
Current	6,716	19%	5,817	19%
31-60 days past due	5,194	15%	4,341	14%
61-90 days past due	3,780	11%	2,799	9%
91-120 days past due	1,962	6%	1,963	6%
121-150 days past due	1,727	5%	1,299	4%
Greater than 150 days past due	10,112	29%	9,277	32%

	March 31, 2010%		December 31, 2009%

Governmental payors (Medicare and Medicaid)
Total	$8,993	100%	$5,989	100%
Unbilled	1,532	17%	1,508	25%
Current	1,844	20%	1,332	22%
31-60 days past due	1,774	20%	517	9%
61-90 days past due	1,365	15%	335	6%
91-120 days past due	223	2%	228	4%
121-150 days past due	261	3%	204	3%
Greater than 150 days past due	1,994	23%	1,865	31%

	March 31, 2010%		December 31, 2009%

Private health insurer payors
Total	$13,328	100%	$13,009	100%
Unbilled	2,658	20%	2,391	18%
Current	1,731	13%	1,989	15%
31-60 days past due	1,382	10%	1,395	11%
61-90 days past due	1,048	8%	1,069	8%
91-120 days past due	835	6%	728	6%
121-150 days past due	623	5%	580	5%
Greater than 150 days past due	5,051	38%	4,857	37%

	March 31, 2010%		December 31, 2009%

Client (pathologists, hospitals, clinics, and biopharmaceutical) payors
Total	$5,701	100%	$5,433	100%
Unbilled	825	14%	585	11%
Current	2,296	40%	1,791	33%
31-60 days past due	887	16%	1,570	29%
61-90 days past due	562	10%	530	10%
91-120 days past due	138	2%	299	5%
121-150 days past due	268	5%	164	3%
Greater than 150 days past due	725	13%	494	9%

	March 31, 2010%		December 31, 2009%

Patient payors (indirect bill)
Total	$3,375	100%	$2,992	100%
Unbilled	—	—	—	—
Current	155	5%	137	5%
31-60 days past due	470	14%	343	11%
61-90 days past due	354	10%	337	11%
91-120 days past due	298	9%	302	10%
121-150 days past due	278	8%	275	9%
Greater than 150 days past due	1,820	54%	1,598	54%

	March 31, 2010%		December 31, 2009%

Patient payors (direct bill)
Total	$3,501	100%	$2,892	100%
Unbilled	397	11%	335	12%
Current	690	20%	569	19%
31-60 days past due	682	20%	516	18%
61-90 days past due	451	13%	528	18%
91-120 days past due	468	13%	405	14%
121-150 days past due	297	8%	76	3%
Greater than 150 days past due	516	15%	463	16%
As of March 31, 2010, the Company maintained a $10.6 million allowance for doubtful accounts in order to carry accounts receivable at the estimated net realizable value of $24.3 million, as presented within the accompanying Condensed Consolidated Balance Sheets. The allowance for doubtful accounts is an estimate that involves considerable professional judgment. As such, the Company’s actual collection of its March 31, 2010 accounts receivable may materially differ from management’s estimate for reasons including, but not limited to: customer mix, concentration of customers within the healthcare sector, and the general downturn in the United States economy.

(7) Lines of Credit
The following table summarizes the Company’s outstanding debt at its carrying value at March 31, 2010 and December 31, 2009. The Company believes the carrying amount of its outstanding debt approximates fair value based upon its short-term nature and associated interest rate.

	March 31,	December 31,
	2010	2009

Gemino Facility	$4,187	$2,678
Capital lease obligations	1,089	1,249

Subtotal	5,276	3,927
Less: Short-term debt, including current maturities of capital lease obligations	(4,807)	(3,323)

Long-term capital lease obligations	$469	$604

Gemino Facility
On July 31, 2008, the Company entered into a secured credit agreement (the “Gemino Facility”) with Gemino Healthcare Finance, LLC (“Gemino”), which was amended on February 27, 2009 (the “February 2009 Gemino Amendment”), November 13, 2009 (the “November 2009 Gemino Amendment”), and December 21, 2009 (the “December 2009 Gemino Amendment”). The Gemino Facility is a revolving facility under which the Company may borrow up to $8.0 million, secured by the Company’s accounts receivable and related assets. The November 2009 Gemino Amendment extended the Gemino Facility’s maturity date to January 31, 2011. The December 2009 Gemino Amendment joined AGI as a borrower under the Gemino Facility.
Outstanding borrowings under the Gemino Facility were $4.2 million at March 31, 2010. The amount which the Company is entitled to borrow under the Gemino Facility at a particular time ($1.1 million availability as of March 31, 2010) is based on the amount of the Company’s qualified accounts receivable and certain liquidity factors.
Borrowings under the Gemino Facility bear interest at an annual rate equal to 30-day LIBOR (subject to a minimum annual rate of 2.50% at all times), plus an applicable margin of 6.0% (prior to the February 2009 Gemino Amendment, the applicable margin was 5.25%). The Company is required to pay a commitment fee of 0.50% per year on the daily average of unused credit availability (prior to the November 2009 Gemino Amendment, the commitment fee was 0.75%), and is required to pay a collateral monitoring fee of 0.40% per year on the daily average of outstanding borrowings. Interest expense on the Gemino Facility for the three months ended March 31, 2010 and 2009, was $0.1 million in each period. Such amounts are included in interest expense within the accompanying Condensed Consolidated Statements of Operations.
The February 2009 Gemino Amendment increased the Company’s capital expenditure limit to $7.5 million in each fiscal year. For the three months ending March 31, 2010, the Company’s aggregate capital expenditures were $0.1 million. The February 2009 Gemino Amendment also modified the minimum level of “excess liquidity” covenant, increasing its threshold from $2.0 million to $3.0 million, though such covenant was subsequently eliminated with the November 2009 Gemino Amendment.
The November 2009 Gemino Amendment (i) extended the maturity date of the Gemino Facility from January 31, 2010 to January 31, 2011; (ii) removed the “excess liquidity” covenant; (iii) increased the facility’s “advance rate” from 75% to 85%; (iv) eliminated the minimum “fixed charge coverage ratio” covenant through December 31, 2009; (v) includes a “maximum loan turnover ratio” covenant (defined as the average monthly loan balance divided by average monthly cash collections multiplied by 30 days) of 35 days only for the three months ended December 31, 2009 (for the three months ended December 31, 2009 the Company’s calculated “maximum loan turnover ratio” was 18 days); (vi) requires a minimum annualized “fixed charge coverage ratio” (defined below) covenant of 1.00 for the three months ending March 31, 2010, 1.10 for six months ending June 30, 2010, 1.20 for the nine months ending September 30, 2010, and 1.20 for the twelve months ending December 31, 2010 and thereafter; and (vii) reduced the commitment fee from 0.75% to 0.50% per year on the daily average of unused credit availability.
The “fixed charge coverage ratio” is defined as the ratio of EBITDA (net income plus interest expense, tax expense, depreciation/amortization expense, and stock-based compensation expense), to the sum of (i) interest expense paid in cash on the Gemino Facility, (ii) payments made under capital leases, (iii) unfinanced capital expenditures, and (iv) taxes paid. For the three months ended March 31, 2010, the Company’s calculated “fixed charge coverage ratio” was 3.11, which exceeded the requirement of 1.00.

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
Borrowings under the Comerica Facility bore interest through February 27, 2009 at Comerica’s prime rate minus 0.5%, or at the Company’s option, at a rate equal to 30-day LIBOR plus 2.45%. The Comerica Facility was amended on February 27, 2009, and as a result, until its retirement on March 26, 2009, borrowings under the Comerica Facility bore interest at the Company’s option of: (i) 0.5% plus the greater of Comerica’s prime rate or 1.75%, or (ii) 30-day LIBOR plus 2.40%. The interest expense on the outstanding balance under the Comerica Facility for the three months ended March 31, 2009 (excluding the usage and guarantee fees charged by Safeguard as described below), was $0.1 million, and is included in interest expense within the accompanying Condensed Consolidated Statements of Operations.
Safeguard Delaware, Inc., a wholly-owned subsidiary of Safeguard Scientifics, Inc. (“Safeguard”), the Company’s largest single stockholder, guaranteed the Company’s borrowings under the Comerica Facility in exchange for 0.5% per year of the total amount guaranteed plus 4.5% per year of the daily-weighted average principal balance outstanding. Additionally, the Company was required to pay Safeguard a quarterly usage fee of 0.875% of the amount by which the daily average outstanding principal balance under the Comerica Facility exceeded $5.5 million. The usage and guarantee fees charged by Safeguard for the Comerica Facility for the three months ended March 31, 2009, was $0.1 million, and is included in interest expense to related parties within the accompanying Condensed Consolidated Statements of Operations.
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

The fair value of the 1.6 million common stock warrants issued on March 14, 2008 and the 2.2 million common stock warrants issued from June 2008 through December 2008 was measured on March 14, 2008, the date of the New Mezzanine Facility commitment. The fair value of any unissued common stock warrants associated with the New Mezzanine Facility was measured and adjusted at each subsequent quarter end. The fair value of all such common stock warrants has been treated for accounting purposes as a debt discount of the New Mezzanine Facility and additional paid-in-capital. As such, the Company began accreting the debt discount in the first quarter of 2008 (as adjusted for the change in fair value of any contingent warrants at each quarter-end) over the term of the New Mezzanine Facility through recording interest expense to related party on a straight-line basis.
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
In connection with the $20.0 million reduction in availability of the Third Mezzanine Facility on March 26, 2009, the Company assessed the associated unamortized debt issuance costs of $1.7 million as of such date (which included unamortized warrant expense). The 67% reduction in borrowing capacity ($20.0 million divided by $30.0 million) resulted in the expensing of debt issuance costs in such proportion, totaling $1.1 million. Such amount was recorded to interest expense to related party for the three months ended March 31, 2009 within the accompanying Condensed Consolidated Statements of Operations. As of March 31, 2009, remaining unamortized debt issuance costs totaled $0.5 million, and were fully amortized through May 14, 2009, the date the Company fully repaid and cancelled the Third Mezzanine Facility.
The interest expense on the outstanding balance under the Mezzanine Facilities, including the amortization of the fair value of issued warrants (see tables below), for the three months ended March 31, 2009, was $3.0 million. Such amount is included in interest expense to related parties within the accompanying Condensed Consolidated Statements of Operations.
The below table summarizes the common stock warrant activity associated with the Initial Mezzanine Facility:

						Interest Expense
			Warrant	Warrant		Recognized for Three
Number of	Exercise	Warrant	Issuance	Expiration		Months Ended March 31,
warrants	Price	Term	Date	Date	Fair Value	2009
125,000*	$0.01	4 years	March 7, 2007	March 7, 2011	$204	$20
62,500	1.39	4 years	March 7, 2007	March 7, 2011	69	7
31,250*	0.01	4 years	November 14, 2007	November 14, 2011	62	10
31,250*	0.01	4 years	December 17, 2007	December 17, 2011	61	11
31,250*	0.01	4 years	March 5, 2008	March 5, 2012	62	14

Total					$458	$62

The below table summarizes the common stock warrant activity associated with the New Mezzanine Facility:

						Interest Expense
				Warrant		Recognized for Three
Number of	Exercise	Warrant	Warrant	Expiration		Months Ended March 31,
warrants	Price	Term	Issuance Date	Date	Fair Value	2009
1,643,750*	$0.01	5 years	March 14, 2008	March 14, 2013	$2,666	$615
550,000*	0.01	5 years	June 10, 2008	June 11, 2013	1,140	263
550,000*	0.01	5 years	July 2, 2008	July 2, 2013	1,095	253
550,000*	0.01	5 years	September 2, 2008	September 2, 2013	1,167	269
550,000*	0.01	5 years	November 6, 2008	November 6, 2013	890	206

Total					$6,958	$1,606

*	On November 20, 2008 Safeguard exercised the indicated common stock warrants plus an additional 0.1 million warrants issued in January 2007 in connection with its guarantee of the Comerica Facility.
The below table summarizes the common stock warrant activity associated with the Third Mezzanine Facility:

						Interest Expense
				Warrant		Recognized for Three
Number of	Exercise	Warrant	Warrant	Expiration		Months Ended March 31,
Warrants Issued	Price	Term	Issuance Date	Date	Fair Value	2009
500,000	$1.376	5 years	February 27, 2009	February 27, 2014	$600	$435

(8) Equipment Financing
On March 31, 2009, the Company entered into a three-year capital lease with Hitachi Data Systems Credit Corporation for computer equipment and related software with a fair value on such date of $1.2 million, associated with the Company’s initiative to upgrade its information technology infrastructure. The Company also has a number of active laboratory equipment and office equipment leases (capital and operating) with various providers as of March 31, 2010.
The Company’s capital lease obligations as of March 31, 2010 are as follows:

Remainder of 2010	$544
2011	498
2012	142

Subtotal	1,184
Less: interest	(95)

Total	1,089
Less: current portion	(620)

Capital lease obligations, long-term portion	$469

(9) Net Income (Loss) Per Share Information
Effective January 1, 2009, the Company adopted applicable GAAP guidance affecting its earnings per share (“EPS”) calculation and presentation. Such GAAP requires that unvested stock-based compensation awards containing non-forfeitable rights to dividends are “participating securities” (defined below) and should be included in the basic EPS calculation using the “two-class method”. Under the two-class method, all earnings (distributed and undistributed) are allocated to common stock and participating securities, based on their respective rights to receive dividends.
The Company grants restricted stock awards from time to time under its stock-based compensation plan, which generally entitles recipients to non-forfeitable rights to dividends, if and when declared. The Company’s Series A convertible preferred stockholders (see Note 13) also have non-forfeitable rights to dividends, if and when declared. Accordingly, such unvested restricted stock awards and Series A convertible preferred stock are both considered participating securities.

Participating securities are included in the computation of EPS under the two-class method in periods of net income, but are not included in the computation of EPS in periods of net loss, since the contractual terms of the participating securities do not require the holders’ funding of the Company’s losses. Additionally, participating securities are included in the computation of EPS when distributions, or their accounting equivalents- such as an amortized beneficial conversion feature, are in excess of net income.
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
Basic and diluted EPS applicable to common stockholders for the three months ended March 31, 2010 and 2009 is summarized in the table below:

	Three Months Ended March 31,
	2010	2009
Net income (loss) per share applicable to common stockholders—basic and diluted:
Income (loss) from continuing operations, net of income taxes	$(0.00)	$(0.01)
Income (loss) from discontinued operations, net of income taxes	—	0.01

Net income (loss) applicable to common stockholders	$(0.00)	$(0.00)

Basic and diluted EPS was computed by dividing net loss applicable to common stockholders by the applicable weighted-average outstanding common shares during each period, as summarized in the tables below:

	Three Months Ended March 31,
	2010	2009

Basic and diluted EPS numerator:
Income (loss) from continuing operations, net of income taxes	$(370)	$(1,057)
Income from discontinued operations, net of income taxes	—	901

Net income (loss)	$(370)	$(156)

The following share amounts were used to compute basic and diluted EPS applicable to common stockholders (in periods of net loss, or when distributions or equivalents were in excess of net income, the anti dilutive effects of participating securities, stock options, and warrants, were properly excluded):

	Three Months Ended March 31,
	2010	2009
Basic and Diluted EPS denominator:
Weighted-average outstanding common shares	83,648	77,003

The following outstanding Company securities were excluded from the above calculations of net income (loss) per share applicable to common stockholders because their impact would have been anti-dilutive in periods of net loss:

	Total Outstanding
	March 31, 2010	March 31, 2009

Series A convertible preferred stock (as converted — see Note 13)	21,053	15,333
Common stock options	8,113	7,386
Common stock warrants	1,412	2,824
Unvested restricted stock	557	142

Total	31,135	25,685

(10) Comprehensive Loss
Comprehensive loss consists of net loss and all changes in stockholders’ deficit from non-stockholder sources. The following summarizes the components of the Company’s comprehensive loss:

	Three Months Ended
	March 31,
	2010	2009

Net loss	$(370)	$(156)

Foreign currency translation adjustment	—	1

Comprehensive loss	$(370)	$(155)

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
The maximum number of shares of the Company’s common stock available for issuance under the 2007 Plan is 5.0 million shares (which increased from 4.0 million shares due to an stockholder-approved amendment of the 2007 Plan in June 2009), plus additional availability from forfeited shares under the 1996 Plan. As of March 31, 2010, 0.3 million shares were available for grant under the 2007 Plan. The Company does not hold treasury shares, and therefore all shares issued through exercised stock options are through unissued shares that are authorized and reserved under the 2007 Plan. It is the Company’s policy that before stock is issued through the exercise of stock options, the Company must first receive all required cash payment for such shares.

Stock-based awards are governed by agreements between the Company and the recipients. Incentive stock options and nonqualified stock options may be granted under the 2007 Plan at an exercise price of not less than 100% of the closing fair market value of the Company’s common stock on the respective date of grant. The grant date is generally the date the award is approved by the Company’s Board of Directors, though for aggregate awards of 50,000 or less in each quarter, the grant date is the date the award is approved by the Company’s chief executive officer.
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
Stock-based Compensation Expense
Stock-based compensation, which includes stock options and restricted stock awards, recognized in the Condensed Consolidated Statements of Operations, is as follows:

	Three Months Ended
	March 31,
	2010	2009
Cost of services	$87	$33
Operating expenses	431	537

Total stock-based compensation expense	$518	$570

Employee stock-based compensation expense for the three months ended March 31, 2010 and 2009 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Applicable GAAP requires forfeitures to be estimated at the time of grant and prospectively revised if actual forfeitures differ from those estimates. The Company estimates forfeitures of stock options using the historical exercise behavior of its employees. For purposes of this estimate, the Company has identified two groups of employees. The estimated forfeiture rate of each group is as follows:

Three Months Ended
March 31, 2010 and 2009
Executive and senior management group	5%
Staff group	8%
Valuation Assumptions
The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model. The following assumptions were used to determine fair value for the stock awards granted in the applicable year:

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2010	2009
Dividend yield	0%	0%
Volatility (a)	60.8%	70.0%
Average expected option life (b)	5.0 years	5.0 years
Risk-free interest rate (c)	2.6%	2.1%

(a)	Measured using weekly price observations for a period equal to the stock options’ expected term.

(b)	Determined by the historical stock option exercise behavior of the Company’s employees.

(c)	Based upon the U.S. Treasury yield curve in effect at the end of the quarter that the options were granted (for a period equaling the stock options’ expected term).
The fair value of restricted stock awards are determined using the Company’s closing stock price on the date of grant multiplied by the respective number of awards granted.

(12) Stock Transactions
Acquisition of Applied Genomics, Inc.
On December 21, 2009, the Company completed its acquisition of Applied Genomics, Inc. (“AGI”) in accordance with the terms and conditions of the Agreement and Plan of Merger and Reorganization, dated as of December 21, 2009, as amended March 17, 2010, by and between the Company and AGI. The purchase price for AGI consisted of 4.4 million of the Company’s common shares issued to the former AGI stockholders at the closing of the acquisition (inclusive of exchanged stock option awards), and a maximum of an additional 3.2 million of the Company’s common shares to the former AGI stockholders (inclusive of exchanged stock option awards), upon the achievement of certain milestones by December 31, 2012. See Note 14 for further discussion of the AGI acquisition.
Stock Purchase Agreement with Oak Investment Partners XII, Limited Partnership
On March 25, 2009, the Company entered into a stock purchase agreement (“Oak Purchase Agreement”) with Oak Investment Partners XII, Limited Partnership (“Oak”). In reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), the Company agreed to sell Oak up to an aggregate of 6.6 million shares of its Series A convertible preferred stock, $0.01 par value (the “Preferred Shares”), in two or more tranches (the “Oak Private Placement”) for aggregate consideration of up to $50.0 million. The initial closing of the Oak Private Placement occurred on March 26, 2009, at which time the Company issued and sold an aggregate of 3.8 million Preferred Shares (the “Initial Oak Closing Shares”) for aggregate consideration of $29.1 million.
The second closing of the Oak Private Placement occurred on May 14, 2009, at which time the Company issued and sold an aggregate of 1.4 million Preferred Shares (the “Second Oak Closing Shares”) for aggregate consideration of $10.9 million. Oak’s ownership interest in the Company’s issued and outstanding voting securities was 19.9% as of March 31, 2010.
Sale by Safeguard Scientifics, Inc.
In August and September 2009, Safeguard, through its wholly owned subsidiaries, completed the sale of an aggregate of 18.4 million shares of the Company’s common stock held by Safeguard in an underwritten public offering which was pursuant to an effective registration statement filed with the SEC. The Company did not, and will not, receive any proceeds from the sale of such shares. The Company was nonetheless obligated to pay certain costs, expenses, and fees of $0.2 million which were incident to Safeguard’s sale, pursuant to an Amended and Restated Registration Rights Agreement dated as of February 27, 2009, by and among the Company, Safeguard, and certain of Safeguard’s wholly-owned subsidiaries. As a result of Safeguard’s sale of such shares and the earlier consummation of the Initial and Second Oak Closings, and other stock activity, Safeguard’s ownership interest in the Company’s issued and outstanding voting securities decreased to 27.8% as of March 31, 2010.
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
Stock Warrant Activity
The Company has issued stock warrants to various parties in connection with entering and maintaining certain credit facilities, as consideration for various licensing arrangements with other companies, and in conducting other general business. Stock warrant activity is summarized as follows:

		Weighted Average
	Shares	Exercise Price

Warrants outstanding, December 31, 2009	1,413	$1.26
Granted	—
Exercised	—
Canceled	1

Warrants outstanding, March 31, 2010	1,412	$1.26

The 1.4 million outstanding stock warrants as of March 31, 2010 are exercisable and have various expiration dates beginning June 2010 through February 2014.
(13) Redeemable Preferred Stock
In March and May 2009, the Company issued and sold an aggregate of 5.3 million Preferred Shares to Oak for aggregate gross consideration of $40.0 million. In connection with the issuance of the Initial and Second Oak Closing Shares, the Company incurred expenses of $1.4 million. These expenses were related to legal fees and investment banker commissions which were recorded in the accompanying Consolidated Balance Sheets for the year ended December 31, 2009, as a reduction of additional paid in capital, rather than expense. Accordingly, the Preferred Shares are presented at $38.6 million in the accompanying Condensed Consolidated Balance Sheets at March 31, 2010 and December 31, 2009, respectively ($40.0 million of aggregate Oak proceeds less $1.4 million of closing expenses in connection therewith).
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
The Company’s stock price on the NASDAQ Capital Market closed at $2.62 and $2.65 per common share on March 31, 2010 and December 31, 2009, respectively, which exceeded the Preferred Shares’ $1.90 liquidation value per common share on an if-converted basis. The Company therefore calculated the Preferred Shares’ liquidation preference of $55.2 million and $55.8 million as of March 31, 2010 and December 31, 2009, respectively, disclosed in the accompanying Consolidated Balance Sheets, by multiplying 21.1 million common shares (on an if-converted basis from Preferred Shares) by the $2.62 and $2.65 per common share value. The Company has determined that the events included within the Oak Purchase Agreement, that would give rise to a liquidation payment to the holders of the Preferred Shares, were of minimal probability of occurrence. There are no planned or developing transactions known to the Company’s management that would result in the liquidation of the Company, or result in any change of control of the Company, to require such liquidation payment by the Company to the holders of the Preferred Shares. The carrying amount of the Preferred Shares will be adjusted to its redemption amount only in the event that redemption becomes probable.
The redemption rights of the Preferred Shares are immediately triggered by the occurrence of certain business events enumerated in the Stock Purchase Agreement with Oak. All such business events are deemed to be within the Company’s control, except beginning in the third quarter of 2009, an event of a change in control of the Company, whether by acquisition or merger. As of August 21, 2009, an event of a change of control of the Company became possible with the effective registration of Safeguard’s holdings in the Company through a registration statement on Form S-3 filed with the SEC (the “Safeguard S-3”). The Safeguard S-3 resulted in the ability of a third-party to acquire over 50% of registered shares of the Company on the open market. Accordingly, the Preferred Shares have been classified as temporary equity (rather than permanent equity) within the accompanying Condensed Consolidated Balance Sheets, as required under applicable GAAP, since all redemption events are not solely within Company’s control as of March 31, 2010 and December 31, 2009.
(14) Contingently Issuable Common Stock
AGI Acquisition Summary
On December 21, 2009 (the “Closing Date”), the Company completed the acquisition of AGI (the “AGI Acquisition”) in accordance with the terms and conditions of the Agreement and Plan of Merger and Reorganization, dated as of December 21, 2009, as amended March 17, 2010, among the Company, AGI, and the other parties named therein (the “AGI Agreement”). As of the Closing Date, AGI developed 10 prognostic and predictive multivariate immunohistochemistry-based (IHC) biomarkers for use in assessing the recurrence rates of various cancers, particularly lung cancer, and the likelihood of a favorable response to various treatment options.

The AGI purchase price consisted of 4.4 million of the Company’s common shares, issuable to the former AGI stockholders as of the Closing date, inclusive of exchanged stock option awards. In addition, as of the Closing Date, a maximum of an additional 3.2 million of the Company’s common shares, inclusive of exchanged stock option awards (the “Contingent Shares”), were issuable to the former AGI stockholders upon the achievement of certain revenue and scientific milestones (the “AGI Milestones”) by December 31, 2012. Thus, the maximum consideration for the AGI Acquisition comprised 7.6 million of the Company’s common shares, inclusive of exchanged stock option awards, to the former AGI stockholders.
The AGI acquisition was accounted for as a business combination under applicable GAAP, requiring the use of the acquisition method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed, based on their estimated fair values on the Closing Date.
Liability Accounting for Variable Shares
As of December 31, 2009, an aggregate 1.4 million of the Contingent Shares met the requirements for liability accounting under applicable GAAP (the “Variable Shares”). The Variable Shares were variable with respect to the number of common shares that, depending on the sequence of AGI Milestone achievements, are issuable through December 31, 2012, though limited to an aggregate issuance of the 3.2 million shares, inclusive of exchanged stock option awards. The Company, therefore, recorded a $2.7 million long term liability reported as “contingently issuable common shares” on its Consolidated Balance Sheets as of December 31, 2009. The $2.7 million long term liability was derived from a calculation performed by the Company that involves the estimated probability and timing of Variable Share achievement, into a single, present-valued amount, utilizing (i) certain liquidity restrictions on the Variable Shares; (ii) the contingency associated with the Variable Shares; and (iii) the volatility associated with the Company’s stock.
During the three months ended March 31, 2010, 1.5 million of the Contingent Shares became immediately issuable to the former AGI shareholders, based upon the achievement, in February and March 2010, of two milestones under the AGI Agreement. As a result of these two milestones being achieved, the Variable Shares no longer met the requirement for liability accounting as of March 17, 2010.
The Company marked-to-market the Variable Shares through March 17, 2010, comparing their value as of December 31, 2009 to their value as of March 17, 2010. The Company recorded $31,000 of expense within “other expense” on its Condensed Consolidated Statements of Operations for the three months ended March 31, 2010 for this mark to market adjustment. The fair value of the Variable Shares as of March 17, 2010 was derived from a calculation performed by the Company that involved the (i) the Company’s closing stock price on the NASDAQ Capital Market on each of the two milestone achievement dates in February and March 2010 multiplied by the related number of Variable Shares on each of such dates, less (ii) an estimated discount for certain liquidity restrictions on the Variable Shares, incorporating Level 3 inputs (see Note 2(m)) for such fair value measurement.
The Company reclassified the $2.7 million contingently issuable common shares liability reported on its December 31, 2009 Consolidated Balance Sheet to additional paid in capital during the three months ended March 31, 2010. Accordingly, the contingently issuable common shares liability was $-0- at March 31, 2010, as summarized in the table below.

Contingently Issuable
Common Stock
December 31, 2009	$2,650
Mark to market adjustment of Variable Shares (non-cash)	31
Reclassification of Variable Shares to additional paid in capital	(2,681)

March 31, 2010	$—

(15) Corrections of Immaterial Classification and Presentation Errors in Prior Period
During the second quarter of 2009, the Company identified a net $0.6 million accounting error which related to revenue transactions and associated bad debt expense originating in the first quarter of 2009. The errors related to the pricing for certain of the Company’s services in the first quarter of 2009. The pricing error correspondingly affected bad debt expense in the first quarter of 2009, since bad debt expense was then recorded as a percentage of each period’s net revenue. Accordingly, the Company recorded a $0.7 million increase to net revenue and a $0.1 million increase to bad debt expense in the first quarter of 2009, which were included in the Condensed Consolidated Statement of Operations for the six months ended June 30, 2009.
During the third quarter of 2009, the Company determined that it did not properly present the income tax effect of the 2007 ACIS Sale (see Note 4) on its Condensed Consolidated Statements of Operations for the three months ended March 31, 2009. Applicable GAAP provides guidance on the process by which an entity should allocate its total tax provision or benefit to the various components of the income statement, including continuing and discontinued operations.
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
In accordance with applicable GAAP, management evaluated the materiality of the errors identified in the second and third quarters of 2009, both qualitatively and quantitatively, and concluded that the errors in presentation were immaterial to all previously filed consolidated financial statements. See the below table for a summary of the adjustments.

	Three Months Ended
	March 31, 2009
	Previously	As
	Reported	Adjusted
Condensed Consolidated Statements of Operations:
Net revenue	$22,447	$23,192
Bad debt expense	2,635	2,715
Total operating expenses	12,641	12,721
Income from operations	849	1,514
Income tax benefit	—	599

Loss from continuing operations	(2,321)	(1,057)

Income from discontinued operations, net of income taxes	1,500	901
Net loss	(821)	(156)

Net income (loss) per share applicable to common stockholders — basic and diluted:
Loss from continuing operations	$(0.03)	$(0.01)
Income from discontinued operations	0.02	0.01

Net loss applicable to common stockholders	$(0.01)	$(0.00)

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
Our forward-looking statements are subject to risks and uncertainties. Factors that might cause actual results to differ materially, include, but are not limited to: our ability to continue to develop and expand our diagnostic services business, uncertainties inherent in our product development programs, our ability to attract and retain highly qualified managerial, technical, and sales and marketing personnel, our ability to maintain compliance with financial and other covenants under our credit facility, our ability to successfully manage our in-house billing and collection processes, the continuation of favorable third party payor reimbursement for laboratory tests, changes in federal payor regulations or policies, including adjustments to Medicare reimbursement rates, that may affect coverage and reimbursement for our laboratory diagnostics services, our ability to obtain additional financing on acceptable terms or at all, unanticipated expenses or liabilities or other adverse events affecting cash flow, uncertainty of success in identifying and developing new diagnostic tests or novel markers, our ability to fund development of new diagnostic tests and novel markers, and to obtain adequate patent protection covering our use of these tests and markers, and the amount of resources we determine to apply to novel marker development and commercialization, the risk to us of infringement claims and the possibility of the need to license intellectual property from third parties to avoid or settle such claims, failure to obtain regulatory approvals and clearances required to conduct clinical trials if/when required and/or to commercialize our services and underlying diagnostic applications, our ability to compete with other technologies and with emerging competitors in novel cancer diagnostics and our dependence on third parties for collaboration in developing new tests, and those factors set forth under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this Quarterly Report on Form 10-Q and disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and “Financial Statements and Supplementary Data” included in our Annual Report on Form 10-K for the year ended December 31, 2009. Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied upon as an indication of future performance. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by this cautionary statement.
We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q might not occur.
Overview and Outlook
We are an advanced oncology diagnostics services company, headquartered in Aliso Viejo, California, and incorporated in 1993. Our mission is to help improve the lives of those affected by cancer through translating cancer discoveries into better patient care. We combine innovative technologies, clinically meaningful diagnostic tests, and world-class pathology expertise to provide advanced diagnostic services that assess and characterize cancer for physicians treating their patients, as well as for biopharmaceutical companies in the process of clinically testing various therapies. Our customers are connected to our Internet-based portal, PATHSiTE®, that delivers high resolution images and critical interpretative reports resulting from our diagnostic testing services.
Our strategic focus is centered on identifying high-value opportunities that enable the expansion and differentiation of our cancer diagnostic services within the highly competitive medical laboratories sector in which we operate. We commercialize our services through our highly developed commercial channels with community pathologists, oncologists, universities, hospitals, and pharmaceutical researchers. An important aspect of our strategy is to develop and expand our diagnostic offerings by applying our technical and medical expertise in combination with available intellectual property. Our diagnostic tests utilize “biomarkers” which are present in human tissues, cells, or fluids to aid in understanding a cancer patient’s diagnosis, prognosis, and expected outcome from the use of specific therapeutics. We believe that diagnostic tests which utilize biomarkers may help bring clarity to critical decision making points related to cancer treatment for healthcare providers and the biopharmaceutical industry.

In 2010, we are focused on four primary areas:
•	Maintain net revenue growth by reaching new customers and increasing “same store sales” to our existing customers with our new services;
•	Maintain financial discipline to achieve profitability;
•	Leverage our industry-leading commercial channel and successfully launch new proprietary diagnostic tests into this channel; and
•	Maximize the effectiveness of our billing and collection function.
Our Services
Overview
We provide a wide range of oncology diagnostic testing and consultative services that include technical laboratory services and professional interpretation by licensed physicians that specialize in pathology; such reports and analyses are provided to our customers through our internet-based portal, PATHSiTE®.
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
New Tests Launched in 2010
Clarient Insight®Dx Pulmotype®
In February 2010, we launched Clarient Insight®Dx Pulmotype® (“Pulmotype”), a five antibody immunohistochemistry (IHC) test that can be used to aid in the histological distinction between adenocarcinoma and squamous cell carcinoma in non-small cell lung cancer tumor specimens. The histologic classification of non-small cell lung tumors has gained clinical relevance because newly developed targeted therapies show different clinical effectiveness or toxicity dependent upon the histology of the tumor. Non-small cell lung cancer accounts for approximately 85 percent of the more than 200,000 lung cancer cases diagnosed each year. There is currently no other widely accepted molecular-based tool to help distinguish these different histological types. Pulmotype can, therefore, assist pathologists through complementing their morphological assessment of lung types, resulting in better diagnostic precision for more targeted therapeutic decisions for patients.
Methodologies Employed in Our Laboratory Services
Our extensive menu of over 350 diagnostic tests used to assess and characterize cancer includes various methodologies which incorporate the latest laboratory technologies: IHC, flow cytometry, polymerase chain reaction (“PCR”), fluorescent in situ hybridization (“FISH”), cytogenetics, and histology, which are briefly described below:
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
Employees
As of March 31, 2010, we, inclusive of CPS (defined in Note 1(a) to the Condensed Consolidated Financial Statements), had 367 employees: 209 in laboratory diagnostics, research and development, and related support positions; 100 in executive, finance, information technology, billing, and administrative positions; and 58 in sales and marketing positions. We are not subject to any collective bargaining agreements, and we believe that our relationship with our employees is good. In addition to full-time employees, we use the services of various independent contractors, primarily for certain service, development, marketing, and administrative activities.
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

CPT Code Summary — 2010 and 2009
The following table summarizes the Medicare reimbursement rates under the Physician Fee Schedule and Clinical Laboratory Fee Schedule for the most common CPT codes used in our laboratory services. The “TC” modifier denotes Technical services, “26” modifier denotes Professional services, and no modifier denotes Global services (except CPT codes 83891, 83896, 83898, 83907, and 83914 which are Technical). The below CPT codes, which provide the basis for our reimbursement rates per test, are associated with a substantial portion of our net revenue:

		2010*	2009	2010 Change
CPT Code	General Description of Service	(1/1/10 – 5/31/10)	(1/1/09 – 12/31/09)	From 2009
88185	Flow cytometry (cell surface, cytoplasmic, or nuclear marker)	$58	$59	(1.7)%

88342 — TC	IHC (including tissue immunoperoxidase)	$72	$72	—
88342 — 26	IHC (including tissue immunoperoxidase)	$45	$44	2.3%
88342	IHC (including tissue immunoperoxidase)	$117	$116	0.9%

88361 — TC	IHC (computer assisted)	$112	$116	(3.4)%

88361 — 26	IHC (computer assisted)	$60	$62	(3.2)%

88361	IHC (computer assisted)	$173	$178	(2.8)%

88368 — TC	FISH (manual)	$181	$182	(0.5)%
88368 — 26	FISH (manual)	$68	$70	(2.9)%
88368	FISH (manual)	$249	$251	(0.8)%

88367 — TC	FISH (computer assisted)	$221	$222	(0.5)%

88367 — 26	FISH (computer assisted)	$66	$66	—

88367	FISH (computer assisted)	$286	$288	(0.7)%

83891	PCR - Isolation or extraction of highly purified NA	$6	$6	—
83896	PCR- NA probe	$6	$6	—
83898	PCR - Amp of patient NA, each NA sequence	$24	$24	—
83907	PCR - Lysis of cells prior to NA extraction (FFPE Only)	$19	$20	(5.0)%
83914	PCR - Mutation identification	$24	$24	—
83912 — 26	PCR - Interpretation and report	$20	$19	5.3%
88381	PCR - Microdissection, manual	$234	$257	(8.9)%

*	The presented 2010 rates are through May 31, 2010 only, as the Medicare reimbursement rates under the Physician Fee Schedule for June through December 2010 and beyond, continues to be the subject of ongoing deliberations in U.S. Congress as of the date this Quarterly Report on Form 10-Q was filed with the SEC.

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
Research and development
Research and development expenses consist of compensation and benefits for research and development personnel, certain laboratory supplies, certain information technology personnel, research and development consultants, payment to access clinical cohorts for ongoing studies, and allocated facility-related costs. Our research and development activities primarily relate to the development and validation of diagnostic tests in connection with our specialized oncology diagnostic services, as well as the development of technology to electronically deliver such services to our customers.
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

Results of Operations
Continuing Operations Overview — Three Months Ended March 31, 2010 and 2009
The following table presents our results of continuing operations and the percentage of the quarters’ net revenue (in thousands):

	2010		2009
Net revenue	$26,620	100.0%	$23,192	100.0%
Cost of services	11,167	41.9%	8,957	38.6%

Gross profit	15,453	58.1%	14,235	61.4%
Operating expenses:
Sales and marketing	4,567	17.2%	4,288	18.5%
General and administrative	6,225	23.4%	5,518	23.8%
Bad debt	3,572	13.4%	2,715	11.7%
Research and development	1,326	5.0%	200	0.9%

Total operating expenses	15,690	58.9%	12,721	54.9%

Income (loss) from operations	(237)	(0.9)%	1,514	6.5%
Interest expense, net	102	0.4%	3,170	13.7%
Income tax benefit	—	—	599	2.6%
Other expense	31	0.1%	—	—

Loss from continuing operations, net of income taxes	$(370)	(1.4)%	$(1,057)	(4.6)%

Total Accessions
Each test we perform relates to a specimen encounter derived from a patient, and received by us on a specific date. Such specimen encounter is commonly referred to as an “accession”. The following table presents the total number of our accessions for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
	(in thousands)

Total Accessions	37	32

Test Volumes by General Test Type
The following table presents our test volumes by general test type in 2010 and 2009. Our diagnostic services incorporate a variety of testing methodologies for each of the below categories, as discussed in Item 2, Our Services.

	Three Months Ended March 31,
	2010	2009
	(in thousands)

Solid tumor, including breast prognostics	87	82
Leukemia / Lymphoma	170	138
Molecular diagnostics	7	5

Total test volume	264	225

Average Net Revenue and Average Cost of Services Per Accession
The following table presents our average net revenue and average cost of services per accession in 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Average net revenue per accession	$719	$725
Average cost of services per accession	301	280

Gross profit per accession	$418	$445

Average Net Revenue and Average Cost of Services Per Test
The following table presents our average net revenue and average cost of services per test in 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Average net revenue per test	$101	$103
Average cost of services per test	42	40

Gross profit per test	$59	$63

Net Revenue by Payor Class
The following table presents our net revenue by payor class in 2010 and 2009:

	Three Months Ended March 31,
	2010		2009
	(in thousands)

Governmental health insurance (Medicare, Medicaid)	$8,991	34%	$8,006	35%

Private health insurance	10,591	40%	11,082	48%

Clients (pathologists, hospitals, clinics, and biopharmaceutical companies)	5,330	20%	2,741	12%

Patients	1,708	6%	1,363	6%

Total	$26,620	100%	$23,192	100%

Active Customers
The following table presents our estimated active customer count, as defined as any customer that has ordered our services within six months prior to March 31, 2010 and 2009, respectively:

	As of March 31,
	2010	2009

Active customers	1,229	950

Net Revenue per Full Time Equivalent Employee
The following table presents average net revenue per full time equivalent (“FTE”) employee(a), including the employees of CPS, for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(in thousands)

Net revenue per FTE employee	$75	$79

(a)	Represents our average number of company-wide employees during the respective year, as adjusted for part-time personnel, utilizing a typical 40 hour work week.
Three Months Ended March 31, 2010 versus March 31, 2009
Net Revenue

	Three Months Ended
	March 31,			Percent
	2010	2009	Variance	change
	(in thousands)

Net revenue	$26,620	$23,192	$3,428	14.8%
Our 14.8% net revenue increase resulted from a 17.6% increase in diagnostic services test volume. See the above Billing section for a table of Medicare reimbursement rates under the Physician Fee Schedule and Clinical Fee Schedule for the most common CPT codes associated with our laboratory services in 2010 and 2009.
Net revenue growth in the three months ended March 31, 2010, as compared to 2009, was enabled by our expanded capabilities and service offerings which utilize the test methodologies of IHC, flow cytometry, FISH, and molecular/PCR, and our accompanying sales and marketing efforts. We anticipate that net revenue will continue to increase as we further execute our commercial operation strategy of expanding the breadth and depth of our oncology diagnostic services and our sales and marketing efforts for such services.
Cost of Services, Gross Profit, and Gross Margin

	Three Months Ended
	March 31,			Percent
	2010	2009	Variance	change
	(in thousands)
Cost of services	$11,167	$8,957	$2,210	24.7%
Gross profit	15,453	14,235	1,218	8.6%
Gross margin percentage (gross profit as a percent of net revenue)	58.1%	61.4%	(3.3)%

The $2.2 million increase in cost of services was driven by a 17.3% increase in test volume, and was primarily related to: additional laboratory personnel costs of $0.9 million; increased lab supplies of $0.6 million; additional courier expenses of $0.4 million; increased cost of tests performed on our behalf by other laboratories of $0.1 million; and additional amortization of patent expense of $0.1 million.
Gross margin for the three months ended March 31, 2010 decreased by 3.3%, as compared to the prior year period. The decrease was primarily due to certain laboratory operation investments and the hiring of additional laboratory personnel during 2009 and 2010 to support our anticipated test volume growth. We expect that gross margins will gradually improve as our testing volumes increase and as we continue to improve the efficiency and effectiveness of our laboratory operations. Laboratory employee productivity continues to improve based on metrics of specimens prepared and tested by month per FTE laboratory employee. Gross margins could be adversely affected, however, if Medicare reimbursement rates are decreased in 2010 or beyond.
Operating Expenses and Interest Expense, net

	Three Months Ended
	March 31,			Percent
	2010	2009	Variance	change
	(in thousands)
Sales and marketing	$4,567	$4,288	$279	6.5%

General and administrative	6,225	5,518	707	12.8%
Bad debt	3,572	2,715	857	31.6%
Research and development	1,326	200	1,126	563.0%
Interest expense, net	102	3,170	(3,068)	96.8%
Other expense	31	—	31	N/A
Sales and marketing. The $0.3 million increase for the three months ended March 31, 2010 as compared to 2009 was primarily related to $0.1 million of additional sales and marketing personnel related costs, including sales commissions. During the first quarter of 2009, we hired 16 new sales representatives to deepen our market penetration across the U.S. The remaining $0.2 million increase was primarily related to travel expenses.
General and administrative. The $0.7 million increase is related to several factors which include: (i) a $0.8 million increase in personnel expenses to support our growth (including relocation & recruiting), particularly within our billing and collection, human resources, and information technology departments; (ii) a $0.2 million decrease in stock based compensation; (iii) a $0.3 million increase in depreciation expense on recently deployed capital assets; (iv) a $0.1 million decrease in consulting expenses related to certain corporate initiatives; (v) a $0.2 million increase in facilities expenses associated with the expansion of our current facility in Aliso Viejo, CA. Such increases were partially offset by a $0.3 million reduction in legal fees.
Bad debt. Bad debt expense increased by 31.6% as our net revenue increased by 14.8%. The $0.9 million increase in bad debt expense, and related percentage increase, is primarily a function of the age of certain account balances as of March 31, 2010, as compared to March 31, 2009. In June 2008, our in-house billing and collection department began operations, using licensed third-party billing and collection software. As of March 31, 2009, a substantial portion of our accounts receivable balance that was billed by our former external billing and collection provider had either been written off or fully-reserved within our total allowance for doubtful accounts. Accordingly, our accounts receivable balance as of March 31, 2009, had only aged nine months or less (i.e. June 2008 through March 2009). Thus, bad debt expense evaluation for the prior period was mitigated by these factors.
The bad debt expense we recorded for the three months ended March 31, 2010 was based upon an evaluation of our historical collection experience of accounts receivable, by age, for our various payor classes. We expect that bad debt expense as a percentage of net revenue will gradually decrease to the high single digit level over the next four to five quarters, as we more effectively manage our billing and collection function and continue to improve our billing and collection processes.
Research and development. The $1.1 million increase in research and development expenses was primarily driven by $0.4 million of amortization of intangible assets acquired in December 2009 (see Notes 3(c) and 14 to the Condensed Consolidated Financial Statements); $0.5 million of increased compensation and benefits costs for research and development personnel, primarily related to personnel hired in connection with our December 2009 acquisition of AGI (see Note 14 to the Condensed Consolidated Financial Statements); $0.1 million of increased costs associated with third parties who assist us in developing novel diagnostic tests; and $0.1 million of increased costs related to physical facilities and depreciation due to expansion of our Aliso Viejo, CA facility, as well as the addition of our Huntsville, AL facility in connection with the AGI acquisition.

Interest expense, net. Interest expense includes stated interest and fees on our credit facilities, plus the amortization of the fair value of issued common stock warrants in connection with borrowings under our former credit facility with Safeguard and certain other lenders. The $3.1 million decrease in interest expense is primarily related to lower average outstanding short-term borrowings due to the repayment and retirement of our revolving credit facilities with Comerica and Safeguard as discussed in Note 7 to the Condensed Consolidated Financial Statements.
Other expense. Other expense represents our mark-to-market of Variable Shares in connection with our acquisition of AGI (as defined and described in Note 14 to the Condensed Consolidated Financial Statements).
Income Taxes

	Three Months Ended
	March 31,
	2010	2009	Variance
	(in thousands)

Income tax benefit	$—	$599	$(599)
The $0.6 million tax benefit in 2009 relates to the tax effect, through continuing operations, of a $1.5 million payment received in April 2009 from Zeiss, the acquirer in the ACIS Sale (see Note 4 to the Condensed Consolidated Financial Statements). The proceeds were in connection with the satisfaction of certain post-closing conditions from the ACIS Sale in 2007.
Liquidity and Capital Resources
The chart below summarizes selected liquidity data and metrics as of March 31, 2010, December 31, 2009, and March 31, 2009:

	March 31,	December 31,	March 31,
	2010	2009	2009
	(in thousands, except financial metrics data)
Cash and cash equivalents	$10,928	$10,903	$4,703
Accounts receivable, net	24,324	21,568	26,068
Total current liabilities	15,666	14,175	21,278
Working capital surplus (a)	22,411	21,287	13,234
Days sales outstanding (“DSO”) (b)	82 days	86 days	101 days
Current ratio (c)	2.43	2.50	1.62

(a)	total current assets minus total current liabilities.

(b)	net accounts receivable divided by a rolling three-month average of net revenue multiplied by 31 days.

(c)	total current assets divided by total current liabilities.
Management believes that the Company’s liquidity and capital resources are sufficient to meet its operational needs at least through March 31, 2011.
Operating Activities
Cash used in operating activities was $0.7 million for the three months ended March 31, 2010, as compared to cash used in operating activities of $4.4 million in the prior year period. The decrease in cash used in operating activities is primarily a function of increased net revenue and associated general improvements in our billing and collection processes, specifically within the area of monitoring and follow-up of significant accounts receivable balances. We hired additional billing and collection personnel throughout 2009 in order to improve the completeness and accuracy of the bills we send, and to minimize the time between our completed service date and our billing date. During the three months ended March 31, 2010 and 2009, our cash collections from customers totaled $20.5 million and $14.8 million, respectively, representing 77.1% and 63.8% of reported net revenue for the same periods, respectively.

Investing Activities
Cash used in investing activities for the three months ended March 31, 2010 of $0.7 million primarily consisted of capital expenditures related to purchases of new laboratory equipment and certain information technology system enhancements.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2010 was $1.4 million, as compared to $10.1 million in 2009. In March 2009, we received $28.1 million in proceeds, net of offering costs, (of an aggregate $40.0 million of proceeds through May 2009) from the sale of our Series A convertible preferred stock to Oak (see Note 13 to the Condensed Consolidated Financial Statements). Such proceeds were used to repay our now-retired revolving credit facilities with Safeguard and Comerica, and our active Gemino Facility (see Note 7 to the Condensed Consolidated Financial Statements).
Credit Arrangements
The following table summarizes our outstanding balance under our credit arrangement (excluding capital lease obligations) and our remaining credit availability as of March 31, 2010 (in thousands):

	Outstanding	Credit Availability
	March 31, 2010	March 31, 2010	Earliest Stated Maturity
Gemino Facility	$4,187	$1,130	January 31, 2011

As discussed in Note 7 to the Condensed Consolidated Financial Statements, on March 25, 2009 we entered into a Stock Purchase Agreement with Oak (the “Oak Purchase Agreement”), pursuant to which we agreed to sell and issue to Oak, up to an aggregate of 6.6 million shares of our Series A convertible preferred stock in two or more tranches for aggregate consideration of up to $50.0 million (the “Oak Private Placement”). The initial closing of the Oak Private Placement occurred on March 26, 2009, at which time we issued and sold Oak an aggregate of 3.8 million preferred shares for aggregate consideration of $29.1 million. After paying investment banking fees and legal expenses, we used the remaining proceeds to repay in full the outstanding balance of $9.8 million on our revolving credit facility with Comerica Bank, to support a $2.3 million standby letter of credit with Comerica Bank (subsequently reduced to $1.5 million in December 2009) through opening a restricted cash account with Comerica Bank in the same amount, and to repay $14.0 million of our mezzanine facility with Safeguard.
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
The Gemino Facility contains certain financial and non-financial covenants which require our compliance, as described within Note 7 to the Consolidated Financial Statements. Failure to maintain compliance would constitute an event of default. The Gemino Facility also contains a material adverse change (“MAC”) clause. If we encountered difficulties that would qualify as a MAC in our (i) operations, (ii) condition (financial or otherwise), or (iii) ability to repay the amount outstanding, our credit agreement could be cancelled at Gemino’s sole discretion. Gemino could then elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing such indebtedness. We believe, though we can provide no assurance, that we will continue to be able to meet the financial covenants, as amended (see below), and will not encounter a MAC triggering event associated with the Gemino Facility.
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

In-House Billing and Collection
On June 1, 2008, our in-house billing and collection department began operations, using licensed third-party billing and collection software. During the fourth quarter of 2008 we ceased utilizing the services of our former billing and collection service provider. We did not have adequate internal resources to address the unanticipated issues that arose during the establishment of our internal billing and collection department, and as a result, our cash collections in 2008 did not increase at the same rate as our net revenue increased. Certain of such issues continued through December 31, 2008 and into early 2009. Consequently, our collection efforts were also negatively impacted in the first quarter of 2009.
We continue to improve the overall effectiveness of our billing and collection processes. As we rely on our cash collections to support our general working capital needs, it is critical that we continue to improve the overall effectiveness of our billing and collection department in 2010 and beyond.
Contractual Obligations
The following table summarizes our contractual obligations and commercial commitments at March 31, 2010:

	Payment due by period at March 31, 2010
		Less
		than 1			After
	Total	Year	1 - 3 Years	3 - 5 Years	5 Years
	(in thousands)
Gemino Facility	$4,187	$4,187	$—	$—	$—
Capital lease obligations	1,089	620	469	—	—
Operating leases	10,077	1,789	3,666	3,500	1,122

Total	$15,353	$6,596	$4,135	$3,500	$1,122

The table does not include our reserves for unrecognized tax benefits. We had a $3.2 million reserve for unrecognized tax benefits, including interest and penalties, at December 31, 2009. In addition, this table does not include potential severance benefits due under various employment agreements with certain employees if such employee(s) was terminated without cause, the timing and total amount of which are not practicable to estimate.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that provide financing, liquidity, market or credit risk support, or involve leasing, hedging for our business, except for operating lease arrangements. In addition, we have no arrangements that may expose us to liability that is not expressly reflected in the Condensed Consolidated Financial Statements, except for potential indemnification obligations associated with the ACIS Sale.
As of March 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, except our relationship with CPS, described in Note 1 to the Condensed Consolidated Financial Statements. As such, we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
Recent Accounting Pronouncements
Several new accounting standards have been issued and adopted recently. None of these standards had, or are expected to have, a material impact on our financial position, results of operations, or liquidity. See Note 5 to the Condensed Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our cash and cash equivalents are not subject to significant interest rate risk due to the short term maturities of these investments. As of March 31, 2010, the carrying value of our cash and cash equivalents approximates fair value.
We had $4.2 million of variable interest rate debt outstanding at March 31, 2010 under our Gemino Facility. Borrowings bear interest at an annual rate equal to 30-day LIBOR (subject to a minimum annual rate of 2.50% at all times) plus an applicable margin of 6.0% during 2009 and 2010. The variable interest rate applicable of our Gemino Facility may therefore expose us to market risk due to changes in interest rates of 30-day LIBOR. A hypothetical 10% increase in the applicable interest rate on our Gemino Facility would negatively affect our pre-tax results of operations and cash flows by approximately $0.4 million on an annualized basis, assuming our average outstanding borrowings remained at $4.2 million.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes in our risk factors from the information set forth in our Annual Report on Form 10-K for the year ended December 31, 2009, except for the following:
Changes in federal payor regulations or policies may adversely affect coverage and reimbursement for our services and may have a material adverse effect upon our business.
Government payors, such as Medicare and Medicaid, have increased their efforts to control the cost, utilization, and delivery of health care services. On March 1, 2010, a 21.2% reduction in Medicare payments under the Medicare Physician Fee Schedule was to take effect, however, the reduction has been stayed through May 31, 2010. We believe that the proposed cuts to the Physician Fee Schedule will ultimately not occur, though there can be no assurance of our expectation. If payment reductions to the Medicare Physician Fee Schedule eventually take effect, reductions in the reimbursement rates applicable to other third-party payors may also occur, since many third-party payors base their reimbursement rates on the published Medicare fee schedules. Accordingly, the 21.2% proposed reduction in Medicare payments under the Medicare Physician Fee Schedule would have a material adverse impact on our business, if enacted. From time to time, Congress may consider and implement other reductions to the Medicare Physician Fee Schedule in conjunction with budgetary legislation which would similarly have a negative impact on our business if/when implemented.
The technical component “grandfather clause” for Medicare billings was extended through December 31, 2010. The grandfather clause permits us to directly bill Medicare for the technical laboratory services we provide to hospital inpatients and outpatients. Hospitals generally receive a bundled payment from Medicare for all services provided to Medicare patients. Absent the grandfather clause, when a hospital subcontracts out a cancer diagnostic test to us, the hospital would be responsible for paying us out of the bundled fee it receives from Medicare, since we would not be able to directly bill Medicare for technical laboratory services. This form of reimbursement would subject us to increased administrative costs and slower collections and would likely result in reduced reimbursement levels and pricing pressure. We expect the grandfather clause will continue to be extended, though there can be no assurance of our expectation.
Our net revenue may be diminished by health care reform initiatives.
On March 23, 2010, President Obama signed comprehensive health reform, the Patient Protection and Affordable Care Act (“PPACA”) into law, which will (i) require most U.S. citizens and legal residents to have health insurance; (ii) assess monetary penalties upon employers with more than 50 employees that do not offer coverage; and (iii) expand Medicaid coverage. In order to pay for the PPACA, the Obama administration is considering cuts in Medicare payments, which might be significant. Our net revenue could be adversely affected by such potential adjustments to Medicare reimbursement rates for our laboratory diagnostic services, offsetting the potential benefit to our business of additional insured U.S. citizens and legal residents.

Item 6. Exhibits
The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Quarterly Report on Form 10-Q.

Incorporated Filing
Reference
Original
Exhibit		Form Type &	Exhibit
Number	Description	Filing Date	Number

31.1†	Certification of Ronald A. Andrews Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.	—	—

31.2†	Certification of Michael R. Rodriguez Pursuant to Rules 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.	—	—

32.1†	Certification of Ronald A. Andrews Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.	—	—

32.2†	Certification of Michael R. Rodriguez Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.	—	—

†	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLARIENT, INC.
DATE: May 3, 2010	BY:	/s/ RONALD A. ANDREWS
Ronald A. Andrews
Vice Chairman and Chief Executive Officer

DATE: May 3, 2010	BY:	/s/ MICHAEL R. RODRIGUEZ
Michael R. Rodriguez
Senior Vice President and Chief Financial Officer