Form 10-Q
period 2010-06-30
CLARIENT, INC
filed 2010-08-03
CIK 1038223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding at July 29, 2010

Common Stock, $0.01 par value per share	87,732,423 shares

CLARIENT, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
CLARIENT, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except par values)
(Unaudited)

	June 30,	December 31,
	2010	2009

ASSETS

Current assets:
Cash and cash equivalents	$9,552	$10,903
Restricted cash	769	765
Accounts receivable, net of allowance for doubtful accounts of $12,170 and $8,747 at June 30, 2010 and December 31, 2009, respectively	24,522	21,568
Supplies inventory	1,233	1,291
Prepaid expenses and other current assets	761	935

Total current assets	36,837	35,462
Restricted cash	1,314	1,314
Property and equipment, net	12,974	14,346
Intangible assets, net	10,979	11,639
Goodwill	3,959	3,959
Other assets	212	227

Total assets	$66,275	$66,947

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Revolving line of credit	$599	$2,678
Accounts payable	2,715	2,883
Accrued payroll	4,580	3,985
Accrued expenses and other current liabilities	3,158	3,984
Income tax payable	86	—
Current maturities of capital lease obligations	600	645

Total current liabilities	11,738	14,175
Long-term portion of capital lease obligations	405	604
Deferred rent and other non-current liabilities	2,757	3,055
Contingently issuable common stock	—	2,650

Commitments and contingencies

Preferred stock subject to redemption requirements outside the control of the issuer:
Series A convertible preferred stock $0.01 par value, authorized 8,000 shares, issued and outstanding 5,263 shares at June 30, 2010 and December 31, 2009, respectively. Aggregate liquidation preference and redemption value: June 30, 2010 and December 31, 2009—$64,842 and $55,800, respectively	38,586	38,586

Stockholders’ equity:
Common stock $0.01 par value, authorized 150,000 shares, issued and outstanding 87,641 and 84,092 at June 30, 2010 and December 31, 2009, respectively	876	841
Additional paid-in capital	176,505	172,200
Accumulated deficit	(164,592)	(165,164)

Total stockholders’ equity	12,789	7,877

Total liabilities and stockholders’ equity	$66,275	$66,947

See accompanying Notes to Condensed Consolidated Financial Statements.

CLARIENT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net revenue	$28,742	$23,730	$55,362	$46,922
Cost of services	12,175	9,922	23,342	18,879

Gross profit	16,567	13,808	32,020	28,043
Operating expenses:
Sales and marketing	4,836	4,634	9,403	8,922
General and administrative	6,357	5,526	12,582	11,044
Bad debt	3,142	2,554	6,714	5,269
Research and development	1,101	323	2,427	523

Total operating expenses	15,436	13,037	31,126	25,758

Income from operations	1,131	771	894	2,285
Interest expense, net of interest income	103	165	205	355
Interest expense to related party	—	577	—	3,557
Other expense	—	—	31	—

Income (loss) from continuing operations before income taxes	1,028	29	658	(1,627)
Income tax (expense) benefit	(86)	—	(86)	599

Income (loss) from continuing operations	942	29	572	(1,028)
Income from discontinued operations, net of income taxes	—	—	—	901

Net income (loss)	$942	$29	$572	$(127)

Series A preferred stock beneficial conversion feature	—	(4,290)	—	(4,290)

Undistributed earnings allocated to participating securities	(194)	—	(117)	—

Net income (loss) applicable to common stockholders	$748	$(4,261)	$455	$(4,417)

Net income (loss) per share applicable to common stockholders – basic:
Income (loss) from continuing operations	$0.01	$(0.06)	$0.01	$(0.07)
Income from discontinued operations	—	—	—	0.01

Net income (loss) applicable to common stockholders	$0.01	$(0.06)	$0.01	$(0.06)

Net income (loss) per share applicable to common stockholders – diluted:
Income (loss) from continuing operations	$0.01	$(0.06)	$0.01	$(0.07)
Income from discontinued operations	—	—	—	0.01

Net loss applicable to common stockholders	$0.01	$(0.06)	$0.01	$(0.06)

Weighted–average shares used to compute net income (loss) per common share:
Basic	85,060	77,178	84,547	77,091

Diluted	88,276	77,178	87,424	77,091

See accompanying Notes to Condensed Consolidated Financial Statements.

CLARIENT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$572	$(127)
Income from discontinued operations, net of income taxes	—	(901)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,142	1,781
Bad debt expense	6,714	5,269
Amortization of warrants to related party interest expense	—	2,506
Amortization of deferred financing and offering costs	4	—
Amortization of intangible assets	660	—
Interest on related party debt	—	(1,259)
Stock-based compensation	1,319	1,139
Issuance of common stock in consideration for research and development services	75	—
Income tax benefit related to discontinued operations	—	(599)
Mark to market adjustment for contingently issuable shares	31	—
Changes in operating assets and liabilities:
Interest on restricted cash	(3)	—
Accounts receivable, net of allowance for doubtful accounts	(9,668)	(12,427)
Supplies inventory	(11)	(518)
Prepaid expenses and other assets	185	(191)
Income tax payable	86	—
Accounts payable	143	(10)
Accrued payroll	595	(1,092)
Accrued expenses and other current liabilities	(712)	311
Deferred rent and other non-current liabilities	(298)	(214)

Net cash provided by (used in) operating activities	1,834	(6,332)

Cash flows from investing activities:
Purchases of property and equipment	(1,117)	(2,819)
Increase in restricted cash	(1)	(2,537)
Proceeds from sale of discontinued operations, net of selling costs	—	1,500

Net cash used in investing activities	(1,118)	(3,856)

Cash flows from financing activities:
Proceeds from sale of preferred stock	—	40,000
Offering costs from sale of preferred stock	—	(1,414)
Proceeds from exercise of stock options and warrants	265	237
Repayments on capital lease obligations	(253)	(181)
Borrowings on revolving lines of credit	43,764	33,953
Repayments on revolving lines of credit	(45,843)	(44,211)
Borrowings on related party debt	—	5,800
Repayments on related party debt	—	(17,908)

Net cash (used in) provided by financing activities	(2,067)	16,276

Effect of exchange rate changes on cash and cash equivalents	—	(5)

Net (decrease) increase in cash and cash equivalents	(1,351)	6,083
Cash and cash equivalents at beginning of period	10,903	1,838

Cash and cash equivalents at end of period	$9,552	$7,921

Supplemental disclosure of cash flow information:
Cash paid for interest	$217	$2,582
Cash paid for income taxes	—	—
Non cash investing and financing activities:
Property and equipment financed by capital leases	$80	$1,162
Property and equipment additions included in accounts payable	99	256
Issuance of common stock and stock options in connection with acquisition of ownership interest	2,650	—
Issuance of warrants in connection with borrowings from related party	—	600
Beneficial conversion feature	—	4,290
See accompanying Notes to Condensed Consolidated Financial Statements.

CLARIENT, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except per share amounts)
(Unaudited)
(1) Description of Business, Basis of Presentation, and Operating Segment
(a) Description of Business
Clarient, Inc. and its wholly-owned subsidiaries (the “Company”) comprise an advanced oncology diagnostic services company, headquartered in Aliso Viejo, California. The Company’s mission is to help improve the lives of those affected by cancer through translating cancer discoveries into better patient care. The Company combines innovative technologies, clinically meaningful diagnostic tests, and world-class pathology expertise to provide services that assess and characterize cancer for physicians treating their patients. The Company also provides a complete complement of commercial services to biopharmaceutical companies and other research organizations, including diagnostic testing services, development of companion diagnostics, and clinical trial support. The Company’s physician customers are connected to its Internet-based portal, PATHSiTE®, delivering high resolution images and interpretative reports resulting from the Company’s services.
California prohibits general corporations from engaging in the practice of medicine pursuant to both statutory and common law principles commonly known as the Corporate Practice of Medicine Doctrine (“CPMD”). In general, the CPMD prohibits non-professional corporations from employing physicians and certain other healthcare professionals who provide professional medical services. All of the Company’s pathology services are provided by, or are under the supervision of, Clarient Pathology Services, Inc. (“CPS”) under a long-term and exclusive professional services agreement, as amended on September 1, 2009, by and between the Company and CPS (the “Professional Services Agreement”). Kenneth J. Bloom, M.D. is the sole stockholder and president of CPS. Dr. Bloom also serves as the Company’s Chief Medical Officer, a senior management function primarily involving the technical oversight of the Company’s diagnostics services laboratory.
The Company is responsible for performing a variety of non-medical administrative services for CPS, as required under the Professional Services Agreement. The Company bills and collects for the pathology services provided by CPS. The Company, in turn, pays CPS a monthly professional services fee. The fee is equal to the aggregate of CPS’ estimated physician salaries and benefits, and all of its other operating costs.
(b) Basis of Presentation
The accompanying interim Condensed Consolidated Financial Statements of the Company were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the interim financial statements rules and regulations of the United States Securities and Exchange Commission (“SEC”). These financial statements include the financial position, results of operations, and cash flows of the Company, and the consolidated accounts of CPS, as required by applicable GAAP. All inter-company accounts and transactions have been eliminated in consolidation.
The preparation of the accompanying Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes thereto. The Company’s most significant estimates relate to revenue recognition, allowance for doubtful accounts, stock-based compensation expense, and income tax valuation allowance. Actual results could differ from those estimates. As part of the interim financial statement preparation process, the Company also has evaluated whether any significant events have occurred after the balance sheet date of June 30, 2010 through August 3, 2010, representing the date this Quarterly Report on Form 10-Q was filed with the SEC, and concluded that no additional disclosures or adjustments were required.
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

(c) Operating Segment
The Company has one reportable operating segment that delivers advanced cancer diagnostic services to community pathologists, oncologists, and biopharmaceutical companies. As of June 30, 2010, all of the Company’s services were provided within the United States, and all of the Company’s assets were located within the United States.
(2) Summary of Significant Accounting Policies
(a) Revenue Recognition
Net revenue for the Company’s services is recognized on an accrual basis at the time discreet diagnostic tests are completed. Each test performed relates to a specimen encounter derived from a patient, and received by the Company on a specific date (such specimen encounter is commonly referred to as an “accession”). The Company’s services are billed to various payors, including Medicare, private health insurance companies, healthcare institutions, biopharmaceutical companies, and patients. The Company reports net revenue from contracted payors, including certain private health insurance companies, healthcare institutions, and biopharmaceutical companies, based on the contracted rate, or in certain instances, the Company’s estimate of the amount expected to be collected for the services provided. For billing to Medicare, the Company uses the published fee schedules, net of standard discounts (commonly referred to as “contractual allowances”). The Company reports net revenue from non-contracted payors, including certain private health insurance companies, based on the amount expected to be collected for the services provided. Revenue from patient payors is based on a multiple of the Centers for Medicare & Medicaid Services (CMS) reimbursement schedule, or as applicable, patients’ co-pay or deductible obligations.
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
The payment realization cycle for certain governmental and managed care payors can be lengthy. The collection cycle often involves payor denial of the Company’s billed amounts, requiring the Company to appeal and follow an adjudication process. Resulting periodic adjustments to bad debt expense may be significant.
(c) Stock-Based Compensation
The Company values stock-based awards, including stock options and restricted stock, as of the date of grant. The Company uses the Black-Scholes option-pricing model in valuing granted stock options. The fair value of granted restricted stock awards is equal to the Company’s closing stock price on the date of grant. The Company recognizes stock-based compensation expense, net of estimated forfeitures, using the straight-line method. Forfeitures are estimated at the time of grant, and prospectively revised if actual forfeitures differ from those estimates. The Company classifies compensation expense related to these awards in the Condensed Consolidated Statements of Operations based on the department to which the recipient reports.
(d) Long-Lived Assets
The Company evaluates the possible impairment of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of its assets may not be recoverable. Recoverability of assets to be held and used is measured through a comparison of the carrying value of such assets to the Company’s pretax cash flows (undiscounted and without interest charges) expected to be generated from their use in operations. If such assets are considered to be impaired, the impairment charge is measured as the amount by which the carrying amount of the assets exceeds fair value. Assets held for sale, when applicable, are reported at the lower of the carrying amount or fair value, less costs to sell.
One potential impairment indicator is current-period operating and/or cash flow loss, combined with a history of operating and/or cash flow losses. Because this condition has historically been applicable to the Company, management evaluates the Company’s asset group for impairment at the end of each reporting period. The asset group tested for impairment comprises the Company’s entire laboratory operation, representing the lowest level of its separately identifiable cash flows. The impairment evaluation uses the Company’s operating plan and associated cash flow projection in determining the undiscounted cash flows expected to be generated by its asset group through operations. The undiscounted cash flows are next compared to the carrying amount of the asset group to determine if an impairment of the asset group is indicated.

The undiscounted net cash flows expected to be generated by the Company’s asset group exceeded the carrying amount of the asset group as of June 30, 2010 and December 31, 2009, therefore, the Company’s asset group is not considered to be impaired. Such conclusion is based upon management’s significant judgments and estimates inherent in the operating plan and associated cash flow projections, including assumptions pertaining to net revenue growth, expense trends, and working capital management. Accordingly, changes in business circumstances or assumptions could adversely impact the results of the Company’s long-lived asset impairment test.
(e) Income Taxes
The Company uses the asset and liability method of accounting for income taxes. Under such method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred taxes are reduced by a valuation allowance to an amount which is more likely than not to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized through income in the period of enactment.
(f) Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of amounts held as unrestricted bank deposits or highly liquid investments — consisting of money market funds as of June 30, 2010, though from time to time may also include highly liquid debt instruments, time deposits, and certificates of deposit with an original maturity of three months or less at the date of purchase.
Restricted cash is held as bank deposits, serving as security deposits for the Company’s Aliso Viejo, California facility lease and a certain significant capital lease of computer hardware. Interest accrues to the Company on both accounts. The classification of restricted cash as current or non-current is dependent upon whether contractual terms provide for the restriction to be released within one year of the balance sheet date.
The Company’s unrestricted and restricted cash balances on deposit that exceed the Federal Deposit Insurance Corporation (FDIC) limits were approximately $10.8 million at June 30, 2010.
(g) Supplies Inventory
Supplies inventory consists of laboratory and research and development supplies, and are stated at the lower of cost or market. Supplies inventory is accounted for under the first-in, first-out method (FIFO).
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

(j) Research and Development
Research and development costs are expensed as incurred. Research and development expenses consist of compensation and benefits for research and development personnel, license fees, supplies cost, costs of accessing clinical cohorts for ongoing studies, research and development arrangements with consultants and other third parties, allocated information technology personnel, and allocated facility-related costs.
(k) Intangible Assets, net
Intangible assets, net, primarily consist of intellectual property represented by proprietary biomarkers in development, substantially ready, and ready for diagnostic testing use. These intangible assets generally have associated patents or patents in process, and are amortized on a straight-line basis over estimated useful lives of seven years.
(l) Goodwill
Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The Company, on an annual basis, or more frequently if necessary, determines (i) whether the fair value of the relevant reporting unit exceeds carrying value, and (ii) the amount of an impairment loss, if any. The “reporting unit” tested for goodwill impairment comprises the Company’s entire laboratory operation, representing its single operating segment. The fair value of the Company’s “reporting unit” is represented by its total market capitalization on the NASDAQ Capital Market as of the close of the business day on December 1, which represents the Company’s annual impairment testing date. The Company’s management was not aware of any indicators of goodwill impairment as of June 30, 2010 and through the date this Quarterly Report on Form 10-Q was filed with the SEC.
(m) Fair Value Measurements
The Company applied relevant GAAP in measuring the fair value of its Variable Shares (see Note 14). Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the fair value measurement date. GAAP establishes a fair value hierarchy that distinguishes between (i) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (ii) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:
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

(3) Balance Sheet Detail
(a) Allowance for Doubtful Accounts
The following is a summary of activity for the Company’s allowance for doubtful accounts for the six months ended June 30, 2010:

Ending balance, December 31, 2009	$8,747
Bad debt expense	6,714
Write-offs	(3,291)

Ending balance, June 30, 2010	$12,170

(b)	Property and Equipment
The following is a summary of the Company’s property and equipment:

	June 30,	December 31,
	2010	2009
Office furniture, computer software, and laboratory equipment	$21,980	$21,480
Leasehold improvements	9,917	9,650

Total	31,897	31,130
Accumulated depreciation and amortization	(18,923)	(16,784)

Property and equipment, net	$12,974	$14,346

As of June 30, 2010 and December 31, 2009, the Company’s associated capital lease obligations were $1.0 million and $1.2 million, respectively.
(c) Intangible assets
The following is a summary of the Company’s intangible assets:

	June 30,	December 31,
	2010	2009
Biomarkers	$11,349	$11,349
In-process research and development	76	76
Issued patents	26	26
Patent applications	123	123
Non-compete agreements	110	110
Accumulated amortization	(705)	(45)

Intangible assets, net	$10,979	$11,639

The following is a summary of the estimated useful lives, estimated annual amortization expense, and expense classification of the Company’s intangible assets:

	Estimated
	Useful Life	Estimated Annual	Condensed Consolidated Statement of
	(years)	Amortization	Operations Classification
Biomarkers*	7	$1,621	Cost of services or research and development
In-process research and development	7	11	Research and development
Issued patents	7	4	Cost of services
Patent applications	7	18	Cost of services
Non-competition agreements	3	37	Research and development

Total		$1,691

*	Upon the commercial launch of the associated biomarker, the related amortization is recorded to cost of services on a per sales unit convention. Until such time, the related amortization is recorded to research and development on a straight-line basis. The above estimated annual amortization for biomarkers assumes an even recognition over seven years, however, actual amortization will vary by year, based upon (i) the date of the commercial launch, and (ii) the number of units (i.e. diagnostic tests) sold which utilize the associated biomarker.
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
In March 2009, Zeiss’ management acknowledged the satisfaction of the post-closing conditions of the ACIS Sale and the associated $1.5 million payment due, which the Company subsequently received on April 8, 2009. The Company recorded the $0.9 million as income from discontinued operations, net of $0.6 million income tax benefit, within the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009.
The Company retains certain indemnification obligations to Zeiss for any third party claims surviving through the applicable statute of limitations. The Company believes the likelihood of a raised claim(s) is remote and, in any case, would be immaterial in value.
(5) Recent Accounting Pronouncements
FASB Codification
The Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (“FASB Codification”) became the single source of authoritative nongovernmental GAAP on July 1, 2009. The FASB Codification became effective for financial statements that cover interim and annual periods ending after September 15, 2009. Other than resolving certain minor inconsistencies in current GAAP, the FASB Codification does not affect GAAP, but rather organizes historical accounting pronouncements by approximately 90 accounting topics. Accordingly, in this Quarterly Report on Form 10-Q, the Company describes, in general, pertinent GAAP where applicable and/or cites the associated FASB Codification reference, rather than the historical GAAP reference.
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

Variable Interest Entities
In December 2009, the FASB issued guidance on how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. Such guidance requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity is required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. The Company adopted the guidance as of January 1, 2010, and its application had no impact on its Condensed Consolidated Financial Statements. The Company currently consolidates the accounts of CPS, which it does not control through voting or similar rights, as disclosed in Note 1(a) and (b).
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
The laboratory services industry faces challenging billing and collection procedures. The cash realization cycle for certain governmental and managed care payors can be lengthy and may involve denial, appeal, and adjudication processes. Collection of governmental and private health insurer receivables is generally a function of providing these payors with complete and accurate billing information within various filing deadlines, though is subject to their approval of the underlying completed services. Collection of client receivables is generally a function of providing complete and accurate billing information to the client within the various filing deadlines, as the underlying services have been approved prior to completion. Receivables due from clients and patients, in particular, are generally subject to increased credit risk as compared to the Company’s other payor classes, due to the clients’ and patients’ credit worthiness or inability to pay.
The percentage of the Company’s gross accounts receivable of $36.7 million and $30.3 million as of June 30, 2010 and December 31, 2009, respectively, by primary payor class, is as follows:

	June 30, 2010	December 31, 2009
Governmental (Medicare and Medicaid)	20%	20%
Private health insurers	42%	43%
Clients (pathologists, hospitals, clinics)	17%	18%
Patients (indirect bill)	12%	10%
Patients (direct bill)	9%	9%

Total	100%	100%
The Company’s aged gross accounts receivable in total, and by payor class, as of June 30, 2010 and December 31, 2009 is as follows:

	June 30, 2010%		December 31, 2009%

All payor classes
Total	$36,692	100%	$30,315	100%
Unbilled	4,169	11%	4,819	16%
Current	6,682	18%	5,817	19%
31-60 days past due	5,225	14%	4,341	14%
61-90 days past due	3,250	9%	2,799	9%
91-120 days past due	2,575	7%	1,963	6%
121-150 days past due	2,174	6%	1,299	4%
Greater than 150 days past due	12,617	35%	9,277	32%

	June 30, 2010%		December 31, 2009%

Governmental payors (Medicare and Medicaid)
Total	$7,368	100%	$5,989	100%
Unbilled	1,356	18%	1,508	25%
Current	1,737	24%	1,332	22%
31-60 days past due	567	8%	517	9%
61-90 days past due	440	6%	335	6%
91-120 days past due	336	5%	228	4%
121-150 days past due	354	5%	204	3%
Greater than 150 days past due	2,578	34%	1,865	31%

	June 30, 2010%		December 31, 2009%

Private health insurer payors
Total	$15,400	100%	$13,009	100%
Unbilled	2,238	15%	2,391	18%
Current	1,612	10%	1,989	15%
31-60 days past due	1,788	12%	1,395	11%
61-90 days past due	1,251	8%	1,069	8%
91-120 days past due	1,041	7%	728	6%
121-150 days past due	898	6%	580	5%
Greater than 150 days past due	6,572	42%	4,857	37%

	June 30, 2010%		December 31, 2009%

Client (pathologists, hospitals, clinics, and biopharmaceutical) payors
Total	$6,218	100%	$5,433	100%
Unbilled	333	5%	585	11%
Current	2,478	40%	1,791	33%
31-60 days past due	1,462	24%	1,570	29%
61-90 days past due	573	9%	530	10%
91-120 days past due	324	5%	299	5%
121-150 days past due	161	3%	164	3%
Greater than 150 days past due	887	14%	494	9%

	June 30, 2010%		December 31, 2009%

Patient payors (indirect bill)
Total	$3,430	100%	$2,992	100%
Unbilled			—	—
Current	205	6%	137	5%
31-60 days past due	522	15%	343	11%
61-90 days past due	367	11%	337	11%
91-120 days past due	325	9%	302	10%
121-150 days past due	316	9%	275	9%
Greater than 150 days past due	1,695	50%	1,598	54%

	June 30, 2010%		December 31, 2009%

Patient payors (direct bill)
Total	$4,276	100%	$2,892	100%
Unbilled	242	6%	335	12%
Current	649	15%	569	19%
31-60 days past due	886	21%	516	18%
61-90 days past due	619	14%	528	18%
91-120 days past due	549	13%	405	14%
121-150 days past due	445	10%	76	3%
Greater than 150 days past due	886	21%	463	16%
As of June 30, 2010, the Company maintained a $12.2 million allowance for doubtful accounts in order to carry accounts receivable at the estimated net realizable value of $24.5 million, as presented within the accompanying Condensed Consolidated Balance Sheets. The allowance for doubtful accounts is an estimate that involves considerable professional judgment. As such, the Company’s actual collection of its June 30, 2010 accounts receivable may materially differ from management’s estimate for reasons including, but not limited to: customer mix, concentration of customers within the healthcare sector, and the general downturn in the United States economy.
(7) Lines of Credit
The following table summarizes the Company’s outstanding debt at its carrying value at June 30, 2010 and December 31, 2009. The Company believes the carrying amount of its outstanding debt approximates fair value based upon its short-term nature and associated interest rate.

	June 30, 2010	December 31, 2009

Gemino Facility	$599	$2,678
Capital lease obligations	1,005	1,249

Subtotal	1,604	3,927
Less: Short-term debt, including current maturities of capital lease obligations	(1,199)	(3,323)

Long-term capital lease obligations	$405	$604

The following table summarizes the Company’s interest expense on its lines of credit, including interest expense to related party, for the three and six months ended June 30, 2010 and 2009 within the accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Gemino Facility	$110	$129	$219	$241
Comerica Facility	—	23	—	80
Safeguard Facility	—	577	—	3,557

Total interest expense, including interest expense to Safeguard, a related party	$110	$729	$219	$3,878

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

The amount which the Company is entitled to borrow under the Gemino Facility at a particular time ($6.6 million availability as of June 30, 2010) is based on the amount of the Company’s qualified accounts receivable and certain liquidity factors.
Borrowings under the Gemino Facility bear interest at an annual rate equal to 30-day LIBOR (subject to a minimum annual rate of 2.50% at all times), plus an applicable margin of 6.0% (prior to the February 2009 Gemino Amendment, the applicable margin was 5.25%). The Company is required to pay a commitment fee of 0.50% per year on the daily average of unused credit availability (prior to the November 2009 Gemino Amendment, the commitment fee was 0.75%) and a collateral monitoring fee of 0.40% per year on the daily average of outstanding borrowings.
The February 2009 Gemino Amendment increased the Company’s capital expenditure limit to $7.5 million in each fiscal year. For the six months ending June 30, 2010, the Company’s aggregate capital expenditures were $1.1 million. The February 2009 Gemino Amendment also modified the minimum level of “excess liquidity” covenant, increasing its threshold from $2.0 million to $3.0 million, though such covenant was subsequently eliminated with the November 2009 Gemino Amendment.
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
The “fixed charge coverage ratio” is defined as the ratio of EBITDA (net income plus interest expense, tax expense, depreciation/amortization expense, and stock-based compensation expense), to the sum of (i) interest expense paid in cash on the Gemino Facility, (ii) payments made under capital leases, (iii) unfinanced capital expenditures, and (iv) taxes paid. For the three months ended June 30, 2010, the Company’s calculated “fixed charge coverage ratio” was 2.51, which exceeded the requirement of 1.00.
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
Comerica Facility
On March 26, 2009, the Company fully repaid the $9.8 million outstanding balance under its $12.0 million revolving credit agreement with Comerica Bank (the “Comerica Facility”), using a portion of the proceeds from the initial closing of the Oak Private Placement. The Comerica Facility was terminated at such time, as was Safeguard’s guarantee of the Comerica Facility (as described below). The Company maintains a $1.5 million standby letter of credit with Comerica Bank which is fully supported by a restricted cash account for the same amount. The letter of credit is for the benefit of the Company’s landlord of its leased corporate and laboratory facility in Aliso Viejo, California.
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

Safeguard Facility
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

The interest expense on the outstanding balance under the Mezzanine Facilities, including the amortization of the fair value of issued warrants (see tables below), for the three and six months ended June 30, 2009, was $0.4 million and $2.5 million, respectively. Such amount is included in interest expense to related parties within the accompanying Condensed Consolidated Statements of Operations.
The below table summarizes the common stock warrant activity associated with the Initial Mezzanine Facility:

						Interest Expense Recognized
			Warrant	Warrant		Three Months	Six Months
Number of	Exercise	Warrant	Issuance	Expiration		Ended June 30,	Ended June 30,
warrants	Price	Term	Date	Date	Fair Value	2009	2009

125,000*	$0.01	4 years	March 7, 2007	March 7, 2011	$204	$3	$23
62,500	1.39	4 years	March 7, 2007	March 7, 2011	69	1	8
31,250*	0.01	4 years	November 14, 2007	November 14, 2011	62	1	11
31,250*	0.01	4 years	December 17, 2007	December 17, 2011	61	2	13
31,250*	0.01	4 years	March 5, 2008	March 5, 2012	62	2	16

Total					$458	$9	$71

The below table summarizes the common stock warrant activity associated with the New Mezzanine Facility:

						Interest Expense Recognized
				Warrant		Three Months	Six Months
Number of	Exercise	Warrant	Warrant	Expiration		Ended June 30,	Ended June 30,
warrants	Price	Term	Issuance Date	Date	Fair Value	2009	2009

1,643,750*	$0.01	5 years	March 14, 2008	March 14, 2013	$2,666	$88	$703
550,000*	0.01	5 years	June 10, 2008	June 11, 2013	1,140	38	300
550,000*	0.01	5 years	July 2, 2008	July 2, 2013	1,095	36	289
550,000*	0.01	5 years	September 2, 2008	September 2, 2013	1,167	39	308
550,000*	0.01	5 years	November 6, 2008	November 6, 2013	890	29	235

Total					$6,958	$230	$1,835

*	On November 20, 2008 Safeguard exercised the indicated common stock warrants.
The below table summarizes the common stock warrant activity associated with the Third Mezzanine Facility:

						Interest Expense Recognized
				Warrant		Three Months	Six Months
Number of	Exercise	Warrant	Warrant	Expiration		Ended June 30,	Ended June 30,
Warrants Issued	Price	Term	Issuance Date	Date	Fair Value	2009	2009

500,000	$1.376	5 years	February 27, 2009	February 27, 2014	$600	$164	$600

(8) Equipment Financing
On March 31, 2009, the Company entered into a three-year capital lease with Hitachi Data Systems Credit Corporation for computer equipment and related software with a fair value on such date of $1.2 million, associated with the Company’s initiative to upgrade its information technology infrastructure. The Company also has a number of active laboratory equipment and office equipment leases (capital and operating) with various providers as of June 30, 2010.

The Company’s capital lease obligations as of June 30, 2010 are as follows:

Remainder of 2010	$378
2011	536
2012	170

Subtotal	1,084
Less: interest	(79)

Total	1,005
Less: current portion	(600)

Capital lease obligations, long-term portion	$405

(9)	Net Income (Loss) Per Share Information
The Company calculates earnings per share (“EPS”) under the two-class method. Under the two-class method, all earnings during the period are allocated to common stock and participating securities (defined below), based on their respective rights to receive dividends, assuming all earnings during the period were distributed.
The Company grants restricted stock awards from time to time under its 2007 Plan (see Note 11), generally entitling recipients to voting rights and non-forfeitable rights to dividends, if and when declared. The Company’s Series A convertible preferred stock (see Note 13) also carries voting rights and non-forfeitable dividend rights. The majority of the Company’s unvested restricted stock awards and all of its Series A convertible preferred stock are therefore deemed participating securities.
Participating securities are included in the computation of EPS under the two-class method in periods of net income, but are not included in the computation of EPS in periods of net loss, since the contractual terms of the participating securities do not require the holders’ funding of the Company’s losses. Additionally, participating securities are not included in the computation of EPS when distributions, or their accounting equivalents- such as an amortized beneficial conversion feature, are in excess of net income in the same period.
Basic EPS for the three and six months ended June 30, 2010 and 2009, was computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS was computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would be outstanding if the dilutive potential common shares had been issued. The dilutive effect of outstanding warrants, stock options, and restricted stock awards is reflected in diluted net income (loss) per share by application of the treasury stock method.

Basic and diluted EPS applicable to common stockholders for the three and six months ended June 30, 2010 and 2009 is summarized in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss) per share applicable to common stockholders- basic:
Income (loss) from continuing operations, net of income taxes	$0.01	$(0.06)	$0.01	$(0.07)
Income from discontinued operations, net of income taxes	—	—	—	0.01

Net income (loss) applicable to common stockholders	$0.01	$(0.06)	$0.01	$(0.06)

Net income (loss) per share applicable to common stockholders- diluted:
Income (loss) from continuing operations, net of income taxes	$0.01	$(0.06)	$0.01	$(0.07)
Income (loss) from discontinued operations, net of income taxes	—	—	—	0.01

Net income (loss) applicable to common stockholders	$0.01	$(0.06)	$0.01	$(0.06)

Basic and diluted EPS was computed by dividing net loss applicable to common stockholders by the applicable weighted-average outstanding common shares during each period, as summarized in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Basic and diluted EPS numerator:
Income (loss) from continuing operations, net of income taxes	$942	$29	$572	$(1,028)
Income from discontinued operations, net of income taxes	—	—	—	901

Net income (loss)	$942	$29	$572	$(127)

Less: Series A preferred stock beneficial conversion feature	—	(4,290)	—	(4,290)

Less: Undistributed earnings allocated to participating securities	(194)	—	(117)	—

Undistributed earnings (loss) allocated to common stockholders	$748	$(4,261)	$455	$(4,417)

The following share amounts were used to compute basic and diluted EPS applicable to common stockholders (in periods of net loss, or when distributions or equivalents were in excess of net income, the anti dilutive effects of participating securities, stock options, and warrants, were properly excluded):

	Three Months Ended June 30,
	2010	2009
Basic EPS denominator:
Weighted-average outstanding common shares	85,060	77,178

Diluted EPS denominator:
Weighted-average outstanding common shares	88,276	77,178

	Six Months Ended June 30,
	2010	2009
Basic EPS denominator:
Weighted-average outstanding common shares	84,547	77,091

Diluted EPS denominator:
Weighted-average outstanding common shares	87,424	77,091

The following outstanding Company securities were excluded from the above calculations of net income (loss) per share applicable to common stockholders because their impact would have been anti-dilutive:

	Three	Six	Total
	Months	Months	Outstanding
	Ended	Ended	at
	June 30,	June 30,	June 30,
	2010	2010	2009

Series A convertible preferred stock (as converted — see Note 13)	—	—	21,053

Common stock options	455	597	7,367
Common stock warrants	4	4	3,203
Unvested restricted stock	—	—	129

Total	459	601	31,752

(10)	Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in equity from net income (loss) and other transactions from non-stockholder sources during the period. The following summarizes the components of the Company’s comprehensive income (loss):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income (loss)	$942	$29	$572	$(127)

Foreign currency translation adjustment	—	(6)	—	(5)

Comprehensive income (loss)	$942	$23	$572	$(132)

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
The maximum number of shares of the Company’s common stock available for issuance under the 2007 Plan is 12.0 million shares (which increased by 7.0 million shares due to a stockholder-approved amendment of the 2007 Plan in June 2010), plus additional availability from forfeited shares under the 1996 Plan. As of June 30, 2010, 5.3 million shares were available for grant under the 2007 Plan. The Company does not hold treasury shares, and therefore all shares issued through exercised stock options are through unissued shares that are authorized and reserved under the 2007 Plan. It is the Company’s policy that before stock is issued through the exercise of stock options, the Company must first receive all required cash payment for such shares.
Stock-based awards are governed by agreements between the Company and the recipients. Incentive stock options and nonqualified stock options may be granted under the 2007 Plan at an exercise price of not less than the closing fair market value of the Company’s common stock on the respective date of grant. The grant date is generally the date the award is approved by the Company’s Board of Directors, though for aggregate awards of 50,000 or less in each calendar quarter, the grant date is generally the date the award is approved by the Company’s chief executive officer on the first business date of a calendar month.
The Company’s standard stock-based award vests 25% on the first anniversary of the date of grant, or for new hires, the first anniversary of their initial date of employment with the Company. Awards vest either monthly or quarterly thereafter on a straight-line basis over 36 months. Stock options must be exercised, if at all, no later than 10 years from the date of grant. Upon termination of employment with the Company, vested stock options may be exercised within 90 days from the last date of employment. In the event of an optionee’s death, disability, or retirement, the exercise period is 365 days from the last date of employment.

Stock-based Compensation Expense
Stock-based compensation, which includes stock options and restricted stock awards, is recognized in the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Cost of services	$160	$39	$247	$72
Operating expenses	716	530	1,147	1,067

Total stock-based compensation expense	$876	$569	$1,394	$1,139

(12) Outstanding Equity Securities and Stock Transactions
The following table presents the Company’s outstanding equity securities as of June 30, 2010:

Shares

Common stock	87,641
Series A preferred stock	21,053
Restricted stock awards (unvested)	2,439
Total options outstanding (vested and unvested)	8,369
Warrants outstanding (vested)	1,357

Total	120,859

The below is a brief summary of recent significant transactions involving the Company’s equity securities.
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
Stock Purchase Agreement with Oak Investment Partners XII, Limited Partnership
On March 25, 2009, the Company entered into a stock purchase agreement (“Oak Purchase Agreement”) with Oak Investment Partners XII, Limited Partnership (“Oak”). In reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), the Company agreed to sell Oak up to an aggregate of 6.6 million shares of its Series A convertible preferred stock, $0.01 par value (the “Preferred Shares”), in two or more tranches (the “Oak Private Placement”) for aggregate consideration of up to $50.0 million. The initial closing of the Oak Private Placement occurred on March 26, 2009, at which time the Company issued and sold an aggregate of 3.8 million Preferred Shares (the “Initial Oak Closing Shares”) for aggregate consideration of $29.1 million. The second closing of the Oak Private Placement occurred on May 14, 2009, at which time the Company issued and sold an aggregate of 1.4 million Preferred Shares (the “Second Oak Closing Shares”) for aggregate consideration of $10.9 million. Oak’s ownership interest in the Company’s issued and outstanding voting securities was 19.4% as of June 30, 2010.
Sale by Safeguard Scientifics, Inc.
In August and September 2009, Safeguard, through its wholly owned subsidiaries, completed the sale of an aggregate of 18.4 million shares of the Company’s common stock held by Safeguard in an underwritten public offering which was pursuant to an effective registration statement filed with the SEC. The Company did not, and will not, receive any proceeds from the sale of such shares. Safeguard’s ownership interest in the Company’s issued and outstanding voting securities was 27.2% as of June 30, 2010.

Share Registration Obligations of the Company
As required by the terms of the Oak Purchase Agreement, the Company entered into a Registration Rights Agreement with Oak on March 26, 2009. The agreement obligated the Company to register for resale the shares of common stock issuable upon the conversion of the Preferred Shares on a Form S-3 registration statement, filed with the SEC on December 22, 2009. From time to time, the Company completed several other private placements of its equity securities. In connection therewith, the Company has entered into certain agreements which require the Company to register, for resale, such investors’ securities under the Securities Act. The Company has concluded that under applicable GAAP, an accrual of the estimated costs of preparing and filing such future registration statements is not required.
Stock Warrant Activity
The Company has issued stock warrants to various parties in connection with entering and maintaining certain credit facilities, as consideration for various licensing arrangements with other companies, and in conducting other corporate business. The 1.4 million outstanding stock warrants as of June 30, 2010 are exercisable. The warrants have expiration dates ranging from September 2010 through February 2014. Stock warrant activity in 2010 is summarized below:

		Weighted Average
	Shares	Exercise Price

Stock warrants outstanding, December 31, 2009	1,413	$1.26
Granted	—
Exercised	50
Canceled	6

Warrants outstanding, June 30, 2010	1,357	$1.23

(13) Redeemable Preferred Stock
General Features
In March and May 2009, the Company issued and sold an aggregate of 5.3 million Preferred Shares to Oak for aggregate gross consideration of $40.0 million. In connection with the issuance of the Initial and Second Oak Closing Shares, the Company incurred expenses of $1.4 million. These expenses were related to legal fees and investment banker fees which were recorded as a reduction of additional paid in capital, rather than expense. Accordingly, the Preferred Shares are presented at $38.6 million in the accompanying Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009, respectively ($40.0 million of aggregate Oak proceeds less $1.4 million of closing expenses in connection therewith).
Each Preferred Share will be voted with common shares on an as-converted basis and is initially convertible, at any time, into four shares of the Company’s common stock, though is subject to broad-based weighted-average anti-dilution protection in the event that the Company issues additional shares at or below the then-applicable conversion price for such share (initially $1.90 per share). This provision will not be triggered, however, unless and until the Company issues shares that, when aggregated with all shares issued after the initial closing, have an aggregate offer or issue price exceeding $5.0 million. The Preferred Shares will automatically convert if, at any time beginning after March 26, 2010, the Company’s common stock price is above $4.75 per share (as adjusted for stock splits, combinations, recapitalizations and the like) for 20 consecutive trading days over a 30-day trading period.
The Preferred Shares are senior to the Company’s common stock with respect to liquidation preference and dividends (in the event declared) in proportion to the relative number of common shares on an as-converted basis. The Preferred Shares do not accrue dividends. Upon any liquidation of the Company, before any distribution or payment is made to any other stockholders, each Preferred Share holder is entitled to receive a liquidation payment. The liquidation payment is the greater of (1) the initial purchase price of $7.60 per Preferred Share (equal to $1.90 per common share on an if-converted basis, and subject to adjustment for any stock splits, stock dividends or other recapitalizations) plus any declared and unpaid dividends thereon or (2) such amount per Preferred Share as would have been payable had each Preferred Share been converted into common stock immediately prior to such liquidation. At any time after March 26, 2013, the Company may, at its option, redeem all Preferred Shares for an amount equal to its full liquidation preference.

Redemption and Liquidation Rights
The Company’s stock price on the NASDAQ Capital Market closed at $3.08 and $2.65 per common share on June 30, 2010 and December 31, 2009, respectively, which exceeded the Preferred Shares’ $1.90 liquidation value per common share on an if-converted basis. The Company therefore calculated the Preferred Shares’ liquidation preference of $64.8 million and $55.8 million as of June 30, 2010 and December 31, 2009, respectively, disclosed in the accompanying Consolidated Balance Sheets, by multiplying 21.1 million common shares (on an if-converted basis from Preferred Shares) by the $3.08 and $2.65 per common share value on each date. The Company has determined that the events that would give rise to a liquidation payment to the holders of the Preferred Shares, pursuant to the Oak Purchase Agreement, were of minimal probability of occurrence. As of the date this Quarterly Report was filed with the SEC, there were no pending events known to the Company’s management that would result in the liquidation of the Company, or result in any change of control of the Company, to require such liquidation payment by the Company to the holders of the Preferred Shares. The carrying amount of the Preferred Shares will be adjusted to its redemption amount only in the event that redemption becomes probable.
The redemption rights of the Preferred Shares are immediately triggered by the occurrence of certain business events enumerated in the Stock Purchase Agreement with Oak. All such business events are deemed to be within the Company’s control, except beginning in the third quarter of 2009, an event of a change in control of the Company, whether by acquisition or merger. As of August 21, 2009, an event of a change of control of the Company became possible with the effective registration of Safeguard’s holdings in the Company through a registration statement on Form S-3 filed with the SEC (the “Safeguard S-3”). The Safeguard S-3 resulted in the ability of a third-party to acquire over 50% of registered shares of the Company on the open market. Accordingly, the Preferred Shares have been classified as temporary equity (rather than permanent equity) within the accompanying Condensed Consolidated Balance Sheets, as required under applicable GAAP, since all redemption events are not solely within Company’s control as of June 30, 2010 and December 31, 2009.
Beneficial Conversion Feature
The Oak Purchase Agreement’s Material Adverse Effect (“MAE”) clause could have allowed Oak, at their sole discretion, to have never completed the Second Oak Closing on May 14, 2009 due to their rights under the Oak Purchase Agreement. Oak’s discretion in completing the Second Oak Closing allowed by the MAE clause, combined with the in-the-money non-detachable conversion feature of the Preferred Shares, resulted in a $4.3 million beneficial conversion feature (the “BCF”) associated with the Second Oak Closing Shares.
The Company recorded the BCF as an increase to accumulated deficit and a coinciding increase of additional paid-in capital as of May 14, 2009, reflected within the accompanying Condensed Balance Sheets as of June 30, 2010 and December 31, 2009. The BCF also served to increase net loss applicable to common stockholders by $4.3 million for the three and six months ended June 30, 2009, reflected within the accompanying Condensed Consolidated Statement of Operations. The BCF was calculated using the Company’s $2.65 per common share closing price on May 14, 2009 (the date of the Second Oak Closing), less Oak’s $1.90 contractual purchase price of the Company’s common stock on an if-converted basis. The resulting $0.75 value per share was multiplied by the Second Oak Closing Shares on an if-converted basis, equal to 5.7 million common shares.
(14) Contingently Issuable Common Stock
AGI Acquisition Summary
On December 21, 2009 (the “Closing Date”), the Company completed the acquisition of AGI (the “AGI Acquisition”) in accordance with the terms and conditions of the Agreement and Plan of Merger and Reorganization, dated as of December 21, 2009, as amended March 17, 2010, among the Company, AGI, and the other parties named therein (the “AGI Agreement”). As of the Closing Date, AGI developed 10 prognostic and predictive multivariate immunohistochemistry-based (IHC) biomarkers for use in assessing the recurrence rates of certain cancer types, and the likelihood of a favorable patient response to various treatment options.
The AGI purchase price consisted of 4.4 million of the Company’s common shares, inclusive of exchanged stock option awards, which were issuable on the Closing Date, and a maximum of an additional 3.2 million shares, inclusive of exchanged stock option awards (the “Contingent Shares”) upon the achievement of certain revenue and scientific milestones (the “AGI Milestones”) by December 31, 2012.

The AGI acquisition was accounted for as a business combination under applicable GAAP, requiring the use of the acquisition method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed, based on their estimated fair values on the Closing Date.
Liability Accounting for Variable Shares
As of December 31, 2009, an aggregate 1.4 million of the Contingent Shares met the requirements for liability accounting under applicable GAAP (the “Variable Shares”). The Variable Shares were variable with respect to the number of common shares that, depending on the sequence of AGI Milestone achievements, are issuable through December 31, 2012, though limited to an aggregate issuance of the 3.2 million shares, inclusive of exchanged stock option awards. The Company, therefore, recorded a $2.7 million long term liability reported as “contingently issuable common shares” on its Consolidated Balance Sheets as of December 31, 2009. The $2.7 million value was derived from a calculation performed by the Company that involved the estimated probability and timing of Variable Share achievement into a single, present-valued amount, utilizing (i) certain liquidity restrictions on the Variable Shares; (ii) the contingency associated with the Variable Shares; and (iii) the volatility associated with the Company’s stock.
During the three months ended March 31, 2010, 1.5 million of the Contingent Shares became immediately issuable to the former AGI shareholders, based upon the achievement in February and March 2010 of two milestones under the AGI Agreement. As a result of these two milestones being achieved, the Variable Shares no longer met the requirement for liability accounting as of March 17, 2010.
The Company marked-to-market the Variable Shares through March 17, 2010, comparing their value as of December 31, 2009 to their value as of March 17, 2010. The Company recorded $31,000 of expense within “other expense” on its Condensed Consolidated Statements of Operations for the six months ended June 30, 2010 for this mark to market adjustment. The fair value of the Variable Shares as of March 17, 2010 was derived from a calculation performed by the Company that involved the (i) the Company’s closing stock price on the NASDAQ Capital Market on each of the two milestone achievement dates in February and March 2010 multiplied by the related number of Variable Shares on each of such dates, less (ii) an estimated discount for certain liquidity restrictions on the Variable Shares, incorporating Level 3 inputs (see Note 2(m)).
The Company reclassified the $2.7 million contingently issuable common shares liability reported on its December 31, 2009 Consolidated Balance Sheet to additional paid in capital during the six months ended June 30, 2010. Accordingly, the contingently issuable common shares liability was $-0- at June 30, 2010, as summarized in the table below.

Contingently Issuable
Common Stock
December 31, 2009	$2,650
Mark to market adjustment of Variable Shares (non-cash)	31
Reclassification of Variable Shares to additional paid in capital	(2,681)

June 30, 2010	$—

(15) Corrections of Immaterial Classification and Presentation Errors in Prior Period
Loss from Continuing Operations and Income from Discontinued Operations Related to the Income Tax Effect of the ACIS Sale
During the third quarter of 2009, the Company determined that it did not properly present the income tax effect of the 2007 ACIS Sale (see Note 4) on its Condensed Consolidated Statements of Operations for the six months ended June 30, 2009. Applicable GAAP provides guidance on the process by which an entity should allocate its total tax provision or benefit to the various components of the income statement, including continuing and discontinued operations.
Zeiss, the acquirer in the ACIS Sale, acknowledged the satisfaction of certain post-closing conditions and the associated $1.5 million payment due to the Company in March 2009, which the Company subsequently received on April 8, 2009. The Company previously recorded the $1.5 million as income from discontinued operations to its Condensed Consolidated Statements of Operations for the six months ended June 30, 2009. The proper presentation under applicable GAAP requires the associated income tax benefit within continuing operations, and income from discontinued operations to be presented net of income taxes.
In accordance with applicable GAAP, management evaluated the materiality of the 2009 errors identified, both qualitatively and quantitatively, and concluded that the errors in presentation were immaterial to all previously filed consolidated financial statements. See the below table for a summary of the adjustments.

	Six Months Ended
	June 30, 2009
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
In accordance with applicable GAAP, management evaluated the materiality of the 2009 errors identified, both qualitatively and quantitatively, and concluded that the errors in presentation were immaterial to all previously filed consolidated financial statements. See the below table for a summary of the adjustments.

	Six Months Ended
	June 30, 2009
	Previously	As
	Reported	Adjusted
Condensed Consolidated Statements of Cash Flows:
Cash flows from operating activities:
Accrued interest on related party debt	$—	$(1,259)
Net cash used in operating activities	(5,073)	(6,332)

Cash flows from financing activities:
Repayments on related party debt	$(19,167)	$(17,908)
Net cash provided by financing activities	15,017	16,276

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Our forward-looking statements are subject to risks and uncertainties. Factors that might cause actual results to differ materially, include, but are not limited to: our ability to continue to develop and expand our diagnostic services business, uncertainties inherent in our product development programs, our ability to attract and retain highly qualified managerial, technical, and sales and marketing personnel, our ability to maintain compliance with financial and other covenants under our credit facility, our ability to successfully manage our in-house billing and collection processes, the continuation of favorable third-party payor reimbursement for laboratory tests, changes in federal payor regulations or policies, including adjustments to Medicare reimbursement rates, that may affect coverage and reimbursement for our laboratory diagnostics services, our ability to obtain additional financing on acceptable terms or at all, unanticipated expenses or liabilities or other adverse events affecting cash flow, uncertainty of success in identifying and developing new diagnostic tests or novel markers, our ability to fund development of new diagnostic tests and novel markers, and to obtain adequate patent protection covering our use of these tests and markers, and the amount of resources we determine to apply to novel marker development and commercialization, the risk to us of infringement claims and the possibility of the need to license intellectual property from third parties to avoid or settle such claims, FDA initiatives to regulate the development, validation and commercialization of laboratory developed tests, failure to obtain regulatory approvals and clearances required to conduct clinical trials if/when required and/or to commercialize our services and underlying diagnostic applications, our ability to compete with other technologies and with emerging competitors in novel cancer diagnostics and our dependence on third parties for collaboration in developing new tests, and those factors set forth under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this Quarterly Report on Form 10-Q and disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and “Financial Statements and Supplementary Data” included in our Annual Report on Form 10-K for the year ended December 31, 2009. Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied upon as an indication of future performance. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by this cautionary statement.
We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q might not occur.
Overview and Outlook
We are an advanced oncology diagnostics services company, headquartered in Aliso Viejo, California, and incorporated in 1993. Our mission is to help improve the lives of those affected by cancer through translating cancer discoveries into better patient care. We combine innovative technologies, clinically meaningful diagnostic tests, and world-class pathology expertise to provide advanced diagnostic services that assess and characterize cancer for physicians in the course of treating their patients. We also provide a complete complement of commercial services to biopharmaceutical companies and other research organizations, including diagnostic testing services, development of companion diagnostics, and clinical trial support. Our physician customers are connected to our Internet-based portal, PATHSiTE®, that delivers high resolution images and critical interpretative reports resulting from our diagnostic testing services.
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
Our Services
Overview
We provide a wide range of cancer diagnostic testing and consultative services that include technical laboratory services and professional interpretation of cancer diagnostic reports by licensed physicians that specialize in anatomic pathology and hematopathology. Our reports and analyses are provided to customers through PATHSiTE®, our Internet-based portal.
Our anatomic pathology services assess and evaluate the most common types of solid tumors: breast, colon, lung, and prostate, representing over 80% of tumor biopsies in the United States. We also offer an extensive menu of hematopathology testing for leukemia and lymphoma. Our laboratory continues to expand its service offerings as new biomarkers emerge. We also provide a complete complement of commercial services to biopharmaceutical companies and other research organizations, including diagnostic testing services, development of companion diagnostics, and clinical trial support.
New Tests Launched in 2010
Clarient Insight®Dx Pulmotype®
In February 2010, we launched Clarient Insight®Dx Pulmotype® (“Pulmotype”), a five antibody immunohistochemistry (IHC) test that can be used to aid in the histological distinction between adenocarcinoma and squamous cell carcinoma in non-small cell lung cancer tumor specimens. The histologic classification of non-small cell lung tumors has gained clinical relevance because newly developed targeted therapies show different clinical effectiveness or toxicity dependent upon the histology of the tumor. Non-small cell lung cancer accounts for approximately 85% of the more than 200,000 lung cancer cases diagnosed each year. There is currently no other widely accepted molecular-based tool to help distinguish these different histological types. Pulmotype can, therefore, assist pathologists through complementing their morphological assessment of lung types, resulting in better diagnostic precision for more targeted therapeutic decisions for patients.
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
Employees
As of June 30, 2010, we, inclusive of CPS (defined in Note 1(a) to the Condensed Consolidated Financial Statements), had 389 employees: 225 in laboratory diagnostics, research and development, and related support positions; 106 in executive, finance, information technology, billing, and administrative positions; and 58 in sales and marketing positions. We are not subject to any collective bargaining agreements, and we believe that our relationship with our employees is good. In addition to full-time employees, we use various independent contractors, primarily for certain service development and administrative activities.
Billing
Overview
Our net revenue is predominately derived from performing oncology diagnostic testing services which are billed to third parties (Medicare and private health insurers), clients (pathologists, hospitals, clinics, and biopharmaceutical companies), and patients. Our laboratory diagnostic services are eligible for third-party reimbursement under well-established medical billing codes. These billing codes are known as Healthcare Common Procedure Coding Systems and incorporate Medicare’s Common Procedural Terminology (“CPT”) codes, providing the means by which Medicare/Medicaid and private health insurers identify medical services that are eligible for reimbursement. The Medicare/Medicaid reimbursement amounts are based on the relative value of medical services with associated CPT codes, as established by the Centers for Medicare & Medicaid Services (“CMS”) with recommendations from the American Medical Association’s Relative Value Update Committee.
CMS reimbursement rates, which provide the basis for substantially all of our billings, are dictated by CPT codes under two distinct reimbursement schedules: a Physician Fee Schedule and a Clinical Fee Schedule. We have the requisite provider numbers for both schedules, though the vast majority of our billings fall under the Physician Fee Schedule. The relevant CPT billing codes under the Physician Fee Schedule further distinguishes between “Technical” diagnostic services (the performance of a diagnostic test), “Professional” services (the professional interpretation of a diagnostic test, typically performed by a licensed physician), and “Global” services (the combination of Technical and Professional services).

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
We do not rely on any single customer, or subset of customers, for a significant portion of our net revenue and we therefore have minimal risk of customer concentration. We, however, are dependent upon reimbursement from Medicare and its designated administrator for a substantial portion of our services. Any significant delay in payment from Medicare, or any reduction in the published Medicare fee schedules could impact our operating results, cash flows, and/or financial condition.

CPT Code Summary — 2010 and 2009
The following table summarizes the Medicare reimbursement rates under the Physician Fee Schedule and Clinical Laboratory Fee Schedule for the most common CPT codes used in our laboratory services (“Fees”). The “TC” modifier denotes Technical services, “26” modifier denotes Professional services, and no modifier denotes Global services (except CPT codes 83891, 83896, 83898, 83907, and 83914 which are Technical). The below CPT codes, which provide the basis for our reimbursement rates per test, are associated with a substantial portion of our net revenue:

					2010 Fees
					(6/1/10 - 11/30/10)
		2010 Fees	2010 Fees*	2009 Fees	Change
CPT Code	General Description of Service	(1/1/10 -5/31/10)	(6/1/10 -11/30/10)	(1/1/09 - 12/31/09)	From 2009

88185	Flow cytometry (cell surface, cytoplasmic, or nuclear marker)	$58	$60	$59	1.7%

88342 - TC	IHC (including tissue immunoperoxidase)	$72	$74	$72	2.8%
88342 - 26	IHC (including tissue immunoperoxidase)	$45	$46	$44	4.5%
88342	IHC (including tissue immunoperoxidase)	$117	$119	$116	2.6%

88361 - TC	IHC (computer assisted)	$112	$114	$116	(1.7)%

88361 - 26	IHC (computer assisted)	$60	$62	$62	—

88361	IHC (computer assisted)	$173	$176	$178	(1.1)%

88368 - TC	FISH (manual)	$181	$184	$182	1.1%
88368 - 26	FISH (manual)	$68	$70	$70	—
88368	FISH (manual)	$249	$254	$251	1.2%

88367 - TC	FISH (computer assisted)	$221	$225	$222	1.4%

88367 - 26	FISH (computer assisted)	$66	$67	$66	1.5%

88367	FISH (computer assisted)	$286	$292	$288	1.4%

83891	PCR - Isolation or extraction of highly purified NA	$6	$6	$6	—
83896	PCR- NA probe	$6	$6	$6	—
83898	PCR - Amp of patient NA, each NA sequence	$24	$24	$24	—
83907	PCR - Lysis of cells prior to NA extraction (FFPE Only)	$19	$19	$20	(5.0)%
83914	PCR - Mutation identification	$24	$24	$24	—
83912 - 26	PCR - Interpretation and report	$20	$20	$19	5.3%
88381	PCR - Microdissection, manual	$234	$238	$257	(7.4)%

*	The presented 2010 rates are through November 30, 2010 only, as the Medicare reimbursement rates under the Physician Fee Schedule for December 2010 and beyond, continue to be the subject of ongoing deliberations in U.S. Congress as of the date this Quarterly Report on Form 10-Q was filed with the SEC.

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
Cost of services
Cost of services includes compensation (including stock-based compensation) and benefits of laboratory personnel, laboratory support personnel, and pathology personnel. Cost of services also includes depreciation expense of laboratory equipment, laboratory supplies expense, allocated facilities-related expenses, and certain direct costs related to the performance of our services, such as shipping.
Sales and marketing
Sales and marketing expenses primarily consist of the compensation and benefits of our sales force, sales support personnel, and marketing personnel. Sales and marketing expenses also include those costs attributable to marketing our services to community pathology practices, oncology practices, hospitals, and clinics.
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
Bad debt
Bad debt consists of estimated uncollectible accounts, or portions thereof, recorded during the period. The process of evaluating the required allowance for doubtful accounts, and resulting bad debt expense, at each period end involves an evaluation of historical collection experience to aged receivable balances by payor class, and also involves our significant assumptions and judgment for those receivables we believe are unlikely for collection.
Research and development
Research and development costs are expensed as incurred. Research and development expenses consist of compensation and benefits for research and development personnel, license fees, supplies cost, costs of accessing clinical cohorts for ongoing studies, research and development arrangements with consultants and other third parties, allocated information technology personnel, and allocated facility-related costs. Our research and development activities primarily relate to the development and validation of diagnostic tests in connection with our diagnostic services, as well as the development of technology to electronically deliver such services to our customers.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements requires us to make estimates and assumptions that effect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities as of the dates of the accompanying Condensed Consolidated Balance Sheets, and net revenue and expenses for the periods presented within the accompanying Condensed Consolidated Statements of Operations.
Management believes that the following estimates are the most critical to understand and evaluate our reported financial results, which require management’s most difficult, subjective, or complex judgments, resulting from the need to make estimates that are inherently uncertain.

Revenue recognition
Net revenue for our diagnostic services is recognized at the time of completion of discreet diagnostic tests which comprise a patient encounter at a specific date of service (commonly referred to as an “accession”). Our services are billed to various payors, including Medicare/Medicaid, private health insurance companies, healthcare institutions, and patients. We utilize published fee schedules from CMS for amounts we bill to Medicare/Medicaid for our services and recognize as net revenue. We report net revenue for our services from contracted payors, including certain private health insurance companies and healthcare institutions, based on the contracted rate (which is generally based on the CMS published fee schedule) or in certain instances, our estimate of such rate.
The difference between the amount billed and the amount recognized as net revenue is the result of standard discounts (commonly referred to as “contractual allowances”). We report net revenue from non-contracted payors, including certain private health insurance companies, based on the amount expected to be approved for payment for our services. Any subsequent revenue adjustments for non-contracted payors are recognized in the period realized. Patient revenue is divided into two classes: direct bill and indirect bill. The amount recognized as net revenue for direct bill patients is based on a standard multiple of the CMS published fee schedule. The amount recognized as net revenue for indirect bill patients is based on their co-pay or deductible obligation with their primary insurance payor.
Allowance for doubtful accounts and bad debt expense
An allowance for doubtful accounts is recorded for estimated uncollectible amounts due from our various payor groups. The process for estimating the allowance for doubtful accounts involves significant assumptions and judgments. The allowance for doubtful accounts is adjusted periodically, and is principally based upon an evaluation of our historical collection experience of accounts receivable by age, across various payor classes. After appropriate collection efforts, accounts receivable are written off and deducted from the allowance for doubtful accounts. Additions to the allowance for doubtful accounts are charged to bad debt expense.
The payment realization cycle for certain governmental and managed care payors can be lengthy. The collection cycle often involves payor denial of our billed amounts, requiring us to appeal and follow an adjudication process. Resulting periodic adjustments to bad debt expense may be significant.
Stock-based compensation
We value stock-based awards, including stock options and restricted stock, as of the date of grant. We use the Black-Scholes option-pricing model in valuing granted stock options. The fair value of granted restricted stock awards is equal to our closing stock price on the date of grant. We recognize stock-based compensation expense, net of estimated forfeitures, using the straight-line method for employees and ratably for non-employees. Forfeitures are estimated at the time of grant, and prospectively revised if actual forfeitures differ from those estimates. We classify compensation expense related to these awards in the Condensed Consolidated Statements of Operations based on the department to which the recipient reports.

Results of Operations
Continuing Operations Overview — Three Months Ended June 30, 2010 and 2009
The following table presents our results of continuing operations and the percentage of the quarters’ net revenue (in thousands):

	Three Months Ended
	June 30, 2010		June 30, 2009
Net revenue	$28,742	100.0%	$23,730	100.0%
Cost of services	12,175	42.4%	9,922	41.8%

Gross profit	16,567	57.6%	13,808	58.2%
Operating expenses:
Sales and marketing	4,836	16.8%	4,634	19.5%
General and administrative	6,357	22.1%	5,526	23.3%
Bad debt	3,142	10.9%	2,554	10.8%
Research and development	1,101	3.8%	323	1.4%

Total operating expenses	15,436	53.7%	13,037	55.0%

Income from operations	1,131	3.9%	771	3.2%
Interest expense, net	103	0.4%	742	3.1%
Income tax expense	86	0.2%	—	—

Income from continuing operations, net of income taxes	$942	3.3%	$29	0.1%

Total Accessions
Each test we perform relates to a specimen encounter derived from a patient, and received by us on a specific date. Such specimen encounter is commonly referred to as an “accession” in the laboratory sector. The following table presents the total number of our accessions:

	Three Months Ended June 30,
	2010	2009	Percent change
	(in thousands)

Total Accessions	41	34	20.6%

Test Volumes by General Test Type
Our diagnostic services incorporate a variety of testing methodologies for each of the below categories, as discussed in Item 2, Our Services. The following table presents our test volumes by general test type:

	Three Months Ended June 30,
	2010	2009	Percent change
	(in thousands)

Solid tumor, including breast prognostics	94	83	13.3%
Leukemia / Lymphoma	185	148	25.0%
Molecular diagnostics	8	6	33.3%

Total test volume	287	237	21.1%

Average Net Revenue and Average Cost of Services Per Accession
The following table presents our average net revenue and average cost of services per accession:

	Three Months Ended June 30,
	2010	2009	Percent change
Average net revenue per accession	$701	$698	0.4%
Average cost of services per accession	297	292	1.7%

Gross profit per accession	$404	$406	(0.5)%

Average Net Revenue and Average Cost of Services Per Test
The following table presents our average net revenue and average cost of services per test:

	Three Months Ended June 30,
	2010	2009	Percent change
Average net revenue per test	$100	$101	(1.0)%
Average cost of services per test	42	42	—

Gross profit per test	$58	$59	(1.7)%

Net Revenue by Payor Class
The following table presents our net revenue by payor class:

	Three Months Ended June 30,
	2010		2009
	(in thousands)

Governmental health insurance (Medicare, Medicaid)	$9,858	34%	$9,074	38%

Private health insurance	11,366	40%	10,135	43%

Clients (pathologists, hospitals, clinics, and biopharmaceutical companies)	5,800	20%	3,749	16%

Patients	1,718	6%	772	3%

Total	$28,742	100%	$23,730	100%

Active Customers
The following table presents our estimated active customer count. We consider an active customer to be any customer that has ordered our services within the six months prior to June 30, 2010 and 2009, respectively:

	As of June 30,
	2010	2009	Percent change

Active customers	1350	1008	33.9%

Net Revenue per Full Time Equivalent Employee
The following table presents average net revenue per full time equivalent (“FTE”) employee(a), including the employees of CPS:

	Three Months Ended June 30,
	2010	2009	Percent change
	(in thousands)

Net revenue per FTE employee	$76	$75	1.3%

(a)	Represents our average number of company-wide employees during the respective period, as adjusted for part-time personnel, utilizing a typical 40 hour work week.
Three Months Ended June 30, 2010 versus June 30, 2009
Net Revenue

	Three Months Ended
	June 30,			Percent
	2010	2009	Variance	change
	(in thousands)

Net revenue	$28,742	$23,730	$5,012	21.1%
Our 21.1% net revenue increase resulted from a 21.1% increase in diagnostic services test volume. See the above Billing section for a table of Medicare reimbursement rates under the Physician Fee Schedule and Clinical Fee Schedule for the most common CPT codes associated with our laboratory services in 2010 and 2009.
Net revenue growth in the three months ended June 30, 2010, as compared to 2009, was enabled by our expanded capabilities and service offerings which utilize the test methodologies of IHC, flow cytometry, FISH, and molecular/PCR, and our accompanying sales and marketing efforts. We anticipate that net revenue will continue to increase as we further execute our commercial operation strategy of expanding the breadth and depth of our oncology diagnostic services, and our sales and marketing efforts for such services.
Cost of Services, Gross Profit, and Gross Margin

	Three Months Ended
	June 30,			Percent
	2010	2009	Variance	change
	(in thousands)
Cost of services	$12,175	$9,922	$2,253	22.7%
Gross profit	16,567	13,808	2,759	20.0%
Gross margin percentage (gross profit as a percent of net revenue)	57.6%	58.2%	(0.6)%

The $2.3 million increase in cost of services was driven by a 21.1% increase in test volume, and was primarily related to: additional laboratory personnel costs of $1.1 million; increased laboratory supplies of $0.4 million; additional courier expenses of $0.4 million; increased cost of tests performed on our behalf by other laboratories of $0.2 million; and additional amortization of patent expense of $0.2 million.
Our gross margin percentage (gross profit divided by net revenue) for the three months ended June 30, 2010 of 57.6%, decreased slightly by 0.6%, as compared to the prior year period. The decrease was primarily due to certain laboratory operation investments and the hiring of additional laboratory personnel during 2009 and 2010 to support our anticipated test volume growth. We expect that gross margins will gradually improve as our testing volumes increase and as we continue to improve the efficiency and effectiveness of our laboratory operations. Laboratory employee productivity continues to improve based on metrics of specimens prepared and tested by month per FTE laboratory employee. Gross margins could be adversely affected, however, if Medicare reimbursement rates are decreased in 2010 or beyond.
Operating Expenses and Interest Expense, net

	Three Months Ended
	June 30,			Percent
	2010	2009	Variance	change
	(in thousands)
Sales and marketing	$4,836	$4,634	$202	4.4%

General and administrative	6,357	5,526	831	15.0%
Bad debt	3,142	2,554	588	23.0%
Research and development	1,101	323	778	240.9%
Interest expense, net	103	742	(639)	(86.1)%
Sales and marketing. The $0.2 million increase for the three months ended June 30, 2010 as compared to 2009 was primarily related to $0.3 million of additional sales and marketing personnel related costs, including sales commissions. The remaining $0.1 million decrease was primarily related reduced miscellaneous promotion and supplies costs
General and administrative. The $0.8 million increase is related to several factors which include: (i) a $0.7 million increase in personnel expenses (including relocation, recruiting, and stock-based compensation), principally in the billing and collection and information technology functions, to support our growth, (ii) a $0.1million increase in depreciation expense on recently deployed capital assets (iii) a $0.1 million increase in facilities expenses associated with the expansion of our current facility in Aliso Viejo, California. Such increases were partially offset by a $0.1 million reduction in legal fees.
Bad debt. Bad debt expense increased by 23.0% in relation to our net revenue increase of 21.1% for the three months ended June 30, 2010 as compared to 2009. The bad debt expense we recorded for the three months ended June 30, 2010 was based upon an evaluation of our historical collection experience of aged accounts receivable, for our various payor classes.
In June 2008, our in-house billing and collection department began operations, using licensed third-party billing and collection software. As of June 30, 2009, a substantial portion of our accounts receivable balance that was billed by our former outsourced billing and collection provider had either been written off or fully-reserved within our total allowance for doubtful accounts. Accordingly, our accounts receivable balance as of June 30, 2009, had only aged twelve months or less (i.e. June 2008 through June 2009). Thus, bad debt expense for the prior period was mitigated by these factors.
We expect that bad debt expense as a percentage of net revenue will gradually decrease to the high single digit level over the next four to five quarters, as we more effectively manage our billing and collection function and continue to improve our billing and collection processes.
Research and development. The $0.8 million increase in research and development expenses was primarily driven by $0.2 million of amortization of intangible assets acquired in December 2009 (see Note 14 to the Condensed Consolidated Financial Statements); $0.3 million of increased compensation and benefits costs for research and development personnel, primarily related to personnel hired in connection with our December 2009 acquisition of AGI (see Note 14 to the Condensed Consolidated Financial Statements); $0.1 million of increased costs associated with third parties who assist us in developing novel diagnostic tests; and $0.1 million of increased costs related to physical facilities and depreciation due to expansion of our Aliso Viejo, California facility, as well as the addition of our Huntsville, Alabama facility in connection with the AGI acquisition.

Interest expense, net. Interest expense includes stated interest and fees on our credit facilities, plus the amortization of the fair value of issued common stock warrants in connection with borrowings under our former credit facility with Safeguard and certain other lenders. The $0.6 million decrease in interest expense is primarily related to $0.4 million of warrant expense associated with the Safeguard facilities in 2009, which did not recur in 2010, and lower average outstanding borrowings due to the repayment and retirement of our revolving credit facilities with Comerica and Safeguard, as discussed in Note 7 to the Condensed Consolidated Financial Statements.
Income Taxes

	Three Months Ended
	June 30,
	2010	2009	Variance
	(in thousands)

Income tax expense	$86	$—	$86
The $0.1 million tax expense represents our estimate of income tax expense, primarily related to the federal and California alternative minimum tax schemes (“AMT”), applicable to our taxable income for the three months ended June 30, 2010, notwithstanding our substantial net operating loss carryforward. The deferred tax asset derived from the current period’s AMT has been fully reserved through a valuation allowance, thus resulting in income tax expense recognition in the same amount.
Continuing Operations Overview — Six Months Ended June 30, 2010 and 2009
The following table presents our results of continuing operations and the percentage of the first half of 2009 and 2010 net revenue (in thousands):

	Six Months Ended
	June 30, 2010		June 30, 2009
Net revenue	$55,362	100.0%	$46,922	100.0%
Cost of services	23,342	42.2%	18,879	40.2%

Gross profit	32,020	57.8%	28,043	59.8%
Operating expenses:
Sales and marketing	9,403	17.0%	8,922	19.0%
General and administrative	12,582	22.7%	11,044	23.5%
Bad debt	6,714	12.1%	5,269	11.2%
Research and development	2,427	4.4%	523	1.1%

Total operating expenses	31,126	56.2%	25,758	54.9%

Income from operations	894	1.6%	2,285	4.9%
Interest expense, net	205	0.4%	3,912	8.3%
Other expense	31	0.1%	—	—
Income tax expense (benefit)	86	0.2%	(599)	(1.3)%

Income (loss) from continuing operations, net of income taxes	$572	1.0%	$(1,028)	(2.2)%

Total Accessions
The following table presents the total number of our accessions for the six months ended June 30, 2010 and 2009.

	Six Months Ended June 30,
	2010	2009	Percent change
	(in thousands)

Total Accessions	78	66	18.2%

Test Volumes by General Test Type
The following table presents our test volumes by general test type for the six months ended June 30, 2010 and 2009.

	Six Months Ended June 30,
	2010	2009	Percent change
	(in thousands)

Solid tumor, including breast prognostics	180	164	9.8%
Leukemia / Lymphoma	355	286	24.1%
Molecular diagnostics	16	10	60.0%

Total test volume	551	460	19.8%

Average Net Revenue and Average Cost of Services Per Accession
The following table presents our average net revenue and average cost of services per accession in the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,
	2010	2009	Percent change
Average net revenue per accession	$710	$711	(0.1)%
Average cost of services per accession	298	286	4.2%

Gross profit per accession	$412	$425	(3.1)%

Average Net Revenue and Average Cost of Services Per Test
The following table presents our average net revenue and average cost of services per test in the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,
	2010	2009	Percent change
Average net revenue per test	$100	$102	(2.0)%
Average cost of services per test	42	41	2.4%

Gross profit per test	$58	$61	(4.9)%

Net Revenue by Payor Class
The following table presents our net revenue by payor class in the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,
	2010		2009
	(in thousands)

Governmental health insurance (Medicare, Medicaid)	$18,849	34%	$17,081	36%

Private health insurance	21,957	40%	21,216	45%

Clients (pathologists, hospitals, clinics, and biopharmaceutical companies)	11,130	20%	6,490	14%

Patients	3,426	6%	2,135	5%

Total	$55,362	100%	$46,922	100%

Net Revenue per Full Time Equivalent Employee
The following table presents average net revenue per full time equivalent (“FTE”) employee(a), including the employees of CPS, for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,
	2010	2009	Percent change
	(in thousands)

Net revenue per FTE employee	$151	$153	(1.3)%

(a)	Represents our average number of company-wide employees during the respective period, as adjusted for part-time personnel, utilizing a typical 40 hour work week.
Six Months Ended June 30, 2010 versus June 30, 2009
Net Revenue

	Six Months Ended
	June 30,			Percent
	2010	2009	Variance	change
	(in thousands)

Net revenue	$55,362	$46,922	$8,440	18.0%
Our 18.0% net revenue increase resulted from a 19.6% increase in diagnostic services test volume. See the above Billing section for a table of Medicare reimbursement rates under the Physician Fee Schedule and Clinical Fee Schedule for the most common CPT codes associated with our laboratory services in 2010 and 2009.
Net revenue growth in the six months ended June 30, 2010, as compared to 2009, was enabled by our expanded capabilities and service offerings which utilize the test methodologies of IHC, flow cytometry, FISH, and molecular/PCR, and our accompanying sales and marketing efforts.

Cost of Services, Gross Profit, and Gross Margin

	Six Months Ended
	June 30,			Percent
	2010	2009	Variance	change
	(in thousands)
Cost of services	$23,342	$18,879	$4,463	23.6%
Gross profit	32,020	28,043	3,977	14.2%
Gross margin percentage (gross profit as a percent of net revenue)	57.8%	59.8%	(2.0)%
The $4.5 million increase in cost of services was driven by a 19.8% increase in test volume, and was primarily related to: additional laboratory personnel costs of $2.0 million; increased laboratory supplies of $1.0 million; additional courier expenses of $0.8 million; increased cost of tests performed on our behalf by other laboratories of $0.3 million; and additional amortization of patent expense of $0.7 million.
Our gross margin percentage for the six months ended June 30, 2010 of 57.8%, decreased from 59.8%, as compared to the prior year period. The decrease was primarily due to certain laboratory operation investments and the hiring of additional laboratory personnel during 2009 and 2010 to support our anticipated test volume growth.
Operating Expenses and Interest Expense, net

	Six Months Ended
	June 30,			Percent
	2010	2009	Variance	change
	(in thousands)
Sales and marketing	$9,403	$8,922	$481	5.4%

General and administrative	12,582	11,044	1,538	13.9%
Bad debt	6,714	5,269	1,445	27.4%
Research and development	2,427	523	1,904	364.1%
Interest expense, net	205	3,912	(3,707)	(94.8)%
Other expense	31	—	31
Sales and marketing. The $0.5 million increase for the six months ended June 30, 2010 as compared to 2009 was primarily related to $0.4 million of additional sales and marketing personnel related costs, including sales commissions. The remaining $0.1 million increase was primarily related to travel expenses of our sales and marketing personnel.
General and administrative. The $1.5 million increase is related to several factors which include: (i) a $1.3 million increase in personnel expenses to support our growth (including relocation, recruiting, and stock-based compensation(ii) a $0.1 million increase in insurance expense, (iii) a $0.3 million increase in depreciation expense on recently deployed capital assets; (iv) a $0.3 million net decrease in consulting expenses related to certain corporate initiatives; (v) a $0.3 million increase in facilities expenses associated with the expansion of our current facility in Aliso Viejo, California. Such increases were partially offset by a $0.2 million reduction in legal fees.
Bad debt. Bad debt expense increased by 27.4% in relation to our net revenue increased of 18.0% for the six months ended June 30, 2010 as compared to 2009. The bad debt expense we recorded for the six months ended June 30, 2010 was based upon an evaluation of our historical collection experience of aged accounts receivable for our various payor classes.
In June 2008, our in-house billing and collection department began operations, using licensed third-party billing and collection software. As of June 30, 2009, a substantial portion of our accounts receivable balance that was billed by our former outsourced billing and collection provider had either been written off or fully-reserved within our total allowance for doubtful accounts. Accordingly, our accounts receivable balance as of June 30, 2009, had only aged twelve months or less (i.e. June 2008 through June 2009). Thus, bad debt expense for the prior period was mitigated by these factors.
Research and development. The $1.9 million increase in research and development expenses was primarily driven by $0.7 million of amortization of intangible assets acquired in December 2009 (see Note 14 to the Condensed Consolidated Financial Statements); $0.8 million of increased compensation and benefits costs for research and development personnel, primarily related to personnel hired in connection with our December 2009 acquisition of AGI; $0.2 million of increased costs associated with third parties who assist us in developing novel diagnostic tests; and $0.2 million of increased costs related to physical facilities and depreciation due to expansion of our Aliso Viejo, California facility, as well as the addition of our Huntsville, Alabama facility in connection with the AGI acquisition.

Interest expense, net. Interest expense includes stated interest and fees on our credit facilities, plus the amortization of the fair value of issued common stock warrants in connection with borrowings under our former credit facility with Safeguard and certain other lenders. The $3.7 million decrease in interest expense is primarily related to $2.5 million of warrant expense associated with the Safeguard facilities in 2009, which did not recur in 2010, and lower average outstanding borrowings due to the repayment and retirement of our revolving credit facilities with Comerica and Safeguard as discussed in Note 7 to the Condensed Consolidated Financial Statements.
Other expense. Other expense represents our mark-to-market of Variable Shares in connection with our acquisition of AGI (as defined and described in Note 14 to the Condensed Consolidated Financial Statements).
Income Taxes

	Six Months Ended
	June 30,
	2010	2009	Variance
	(in thousands)

Income tax expense (benefit)	$86	$(599)	$513
The $0.1 million tax expense for the six months ended June 30, 2010 represents our estimate of income tax expense applicable to our taxable income for the same period, and is primarily related to AMT, notwithstanding our substantial net operating loss carryforward. The deferred tax asset derived from the current period’s AMT has been fully reserved through a valuation allowance, thus resulting in income tax expense recognition in the same amount. The $0.6 million tax benefit in 2009 relates to the tax effect, through continuing operations, of a $1.5 million payment received in April 2009 from Zeiss, the acquirer in the ACIS Sale (see Note 4 to the Condensed Consolidated Financial Statements). The proceeds were in connection with the satisfaction of certain post-closing conditions from the ACIS Sale in 2007.
Liquidity and Capital Resources
The chart below summarizes selected liquidity data and metrics as of June 30, 2010, December 31, 2009, and June 30, 2009:

	June 30,	December 31,	June 30,
	2010	2009	2009
	(in thousands, except financial metrics data)
Cash and cash equivalents	$9,552	$10,903	$7,921
Accounts receivable, net	24,522	21,568	27,473
Total current liabilities	11,738	14,175	13,891
Working capital surplus (a)	25,099	21,287	24,194
Days sales outstanding (“DSO”) (b)	78 days	86 days	104 days
Current ratio (c)	3.14	2.50	2.74

(a)	total current assets minus total current liabilities.

(b)	net accounts receivable divided by a rolling three-month average of net revenue multiplied by 31 days.

(c)	total current assets divided by total current liabilities.
Management believes that the Company’s liquidity and capital resources are sufficient to meet its operational needs at least through June 30, 2011.
Operating Activities
Cash provided by operating activities was $1.8 million for the six months ended June 30, 2010, as compared to cash used in operating activities of $6.3 million in the prior year period. The increase in cash provided by operating activities is primarily a function of increased net revenue and associated general improvements in our billing and collection processes, specifically within the area of monitoring and follow-up of significant accounts receivable balances. We hired additional billing and collection personnel throughout 2009 in order to improve the completeness and accuracy of the bills we send, and to minimize the time between our completed service date and our billing date. During the six months ended June 30, 2010 and 2009, our cash collections from customers totaled $46.1 million and $34.7 million, respectively, representing 83.3% and 74.0% of reported net revenue for the same periods, respectively.

Investing Activities
Cash used in investing activities for the six months ended June 30, 2010 of $1.1 million primarily consisted of capital expenditures related to purchases of new laboratory equipment and certain information technology system enhancements.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2010 was $2.1 million, as compared to $16.3 million of net cash provided by financing activities during the same period in 2009. During the six months ended 2010, our repayments on our revolving credit facility with Gemino exceeded our borrowings by $2.1 million. In March and May 2009, we received an aggregate $38.6 million in proceeds, net of offering costs, from the sale of our Series A convertible preferred stock to Oak (see Note 13 to the Condensed Consolidated Financial Statements). Such proceeds were used to repay our now-retired revolving credit facilities with Safeguard and Comerica, and our active Gemino Facility (see Note 7 to the Condensed Consolidated Financial Statements).
Credit Arrangements
The following table summarizes our outstanding balance under our credit arrangement (excluding capital lease obligations) and our remaining credit availability as of June 30, 2010 (in thousands):

	Outstanding	Credit Availability
	June 30, 2010	June 30, 2010	Earliest Stated Maturity
Gemino Facility	$599	$6,580	January 31, 2011

As discussed in Note 7 to the Condensed Consolidated Financial Statements, on March 25, 2009 we entered into a Stock Purchase Agreement with Oak (the “Oak Purchase Agreement”), pursuant to which we agreed to sell and issue to Oak, up to an aggregate of 6.6 million shares of our Series A convertible preferred stock in two or more tranches for aggregate consideration of up to $50.0 million (the “Oak Private Placement”). The initial closing of the Oak Private Placement occurred on March 26, 2009, at which time we issued and sold Oak an aggregate of 3.8 million preferred shares for aggregate consideration of $29.1 million. After paying investment banking fees and legal expenses, we used the remaining proceeds to repay in full the outstanding balance of $9.8 million on our retired revolving credit facility with Comerica Bank, to support a $2.3 million standby letter of credit with Comerica Bank (subsequently reduced to $1.5 million in December 2009) through opening a restricted cash account with Comerica Bank in the same amount, and to repay $14.0 million of our retired mezzanine facility with Safeguard.
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
The Gemino Facility contains certain financial and non-financial covenants which require our compliance, as described within Note 7 to the Consolidated Financial Statements. Failure to maintain compliance would constitute an event of default. The Gemino Facility also contains a material adverse change (“MAC”) clause. If we encountered difficulties that would qualify as a MAC in our (i) operations, (ii) condition (financial or otherwise), or (iii) ability to repay the amount outstanding, our credit agreement could be cancelled at Gemino’s sole discretion. Gemino could then elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing such indebtedness. We believe, though we can provide no assurance, that we will continue to be able to meet the Gemino Facility’s financial covenants, as amended (see below), and will not encounter a MAC triggering event.

On November 13, 2009, we executed the November 2009 Gemino Amendment. The November 2009 Gemino Amendment (i) extended the maturity date of the Gemino Facility from January 31, 2010 to January 31, 2011, (ii) removed the “excess liquidity” covenant, (iii) increased the facility’s “advance rate” from 75% to 85%, (iv) eliminated the minimum “fixed charge coverage ratio” covenant through December 31, 2009, (v) includes a “maximum loan turnover ratio” (average monthly loan balance divided by average monthly cash collections multiplied by 30 days) of 35 days only for the three months ending December 31, 2009, (vi) requires a minimum annualized “fixed charge coverage ratio” covenant of 1.00 for the three months ending June 30, 2010, 1.10 for six months ending June 30, 2010, 1.20 for the nine months ending September 30, 2010, and 1.20 for the twelve months ending December 31, 2010 and thereafter, and (vii) reduced the commitment fee from 0.75% to 0.50% per year on the daily average of unused credit availability. We believe we were in compliance with the aforementioned financial covenants as of June 30, 2010, and for the period then ended.
In-House Billing and Collection
On June 1, 2008, our in-house billing and collection department began operations, using licensed third-party billing and collection software. During the fourth quarter of 2008, we ceased utilizing the services of our former billing and collection service provider. We did not have adequate internal resources to resolve various unanticipated billing and collection process issues during this transition period. As a result, our cash collections in 2008 did not increase at the same rate as our net revenue increased. Several collection process issues persisted through early 2009, negatively affecting our collection results during such time.
Though the effectiveness of our billing and collection department has increased significantly since early 2009, we are actively seeking additional means to improve our performance in this area. We believe that this will remain an ongoing activity of critical importance in 2010 and beyond, as we rely on our cash collections to support our general working capital needs.
Contractual Obligations
The following table summarizes our contractual obligations and commercial commitments at June 30, 2010:

	Payment due by period at June 30, 2010
		Less
		than 1			After
	Total	Year	1 - 3 Years	3 - 5 Years	5 Years
	(in thousands)
Gemino Facility	$599	$599	$—	$—	$—
Capital lease obligations	1,005	600	405	—	—
Operating leases	9,851	1,866	3,816	3,469	701
Purchase commitments (reagent chemicals for laboratory services and software licenses)	5,883	1,610	3,773	500	—

Total	$17,338	$4,675	$7,994	$3,969	$701

The above table does not include our reserves for unrecognized tax benefits. We had a $3.2 million reserve for unrecognized tax benefits, including interest and penalties, at June 30, 2010. In addition, the table does not include potential severance benefits due under various employment agreements with certain employees if such employee(s) was terminated without cause, the timing and total amount of which are not practicable to estimate.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that involve liquidity, hedging, or financing activities, except for operating lease arrangements. In addition, we are not aware of any matters that may expose us to liability that is not expressly reflected in the Condensed Consolidated Financial Statements, except for potential indemnification obligations associated with the ACIS Sale.
As of June 30, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as special purpose entities. Special purpose entities are generally established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In connection with the provision of pathology services, we have a long-term and exclusive relationship with CPS, as described in Note 1 to the Condensed Consolidated Financial Statements. We are, therefore, not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such off-balance sheet arrangements.

Recent Accounting Pronouncements
Several new accounting standards have been issued and adopted recently. None of these standards had, or are expected to have, a material impact on our financial position, results of operations, or liquidity. See Note 5 to the Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our cash and cash equivalents, comprising of bank deposits and money market investments, are not subject to significant interest rate risk due to their short term nature. As of June 30, 2010, the carrying value of our cash and cash equivalents approximates fair value.
We had $0.6 million of variable interest rate debt outstanding at June 30, 2010 under our Gemino Facility. Borrowings bear interest at an annual rate equal to 30-day LIBOR (subject to a minimum annual rate of 2.50% at all times) plus an applicable margin of 6.0% during 2009 and 2010. The variable interest rate applicable of our Gemino Facility may therefore expose us to market risk due to changes in interest rates of 30-day LIBOR. A hypothetical 10% increase in the applicable interest rate on our Gemino Facility would negatively affect our pre-tax results of operations and cash flows by approximately $60,000 on an annualized basis, assuming our average outstanding borrowings remained at $0.6 million.

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
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Government payors, such as Medicare and Medicaid, have increased their efforts to control the cost, utilization, and delivery of health care services. On March 1, 2010, a 21.2% reduction in Medicare payments under the Medicare Physician Fee Schedule was to take effect, however, the reduction has been stayed through November 30, 2010. We believe that the proposed cuts to the Physician Fee Schedule will ultimately not occur, though there can be no assurance of our expectation. If payment reductions to the Medicare Physician Fee Schedule eventually take effect, reductions in the reimbursement rates applicable to other third-party payors may also occur, since many third-party payors base their reimbursement rates on the published Medicare fee schedules. Accordingly, the 21.2% proposed reduction in Medicare payments under the Medicare Physician Fee Schedule would have a material adverse impact on our business, if enacted. From time to time, Congress may consider and implement other reductions to the Medicare Physician Fee Schedule in conjunction with budgetary legislation which would similarly have a negative impact on our business if/when implemented.
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

CLARIENT, INC.
DATE: August 3, 2010	BY:	/s/ RONALD A. ANDREWS
Ronald A. Andrews
Vice Chairman and Chief Executive Officer

DATE: August 3, 2010	BY:	/s/ MICHAEL R. RODRIGUEZ
Michael R. Rodriguez
Senior Vice President and Chief Financial Officer