Form 10-Q
period 2010-09-30
CLARIENT, INC
filed 2010-11-02
CIK 1038223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding at October 29, 2010
Common Stock, $0.01 par value per share	88,700,606 shares

CLARIENT, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
CLARIENT, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except par values)
(Unaudited)

	September 30,	December 31,
	2010	2009

ASSETS

Current assets:
Cash and cash equivalents	$12,757	$10,903
Restricted cash	772	765
Accounts receivable, net of allowance for doubtful accounts of $13,097 and $8,747 at September 30, 2010 and December 31, 2009, respectively	26,664	21,568
Supplies inventory	1,420	1,291
Prepaid expenses and other current assets	1,145	935

Total current assets	42,758	35,462
Restricted cash	1,314	1,314
Property and equipment, net	16,162	14,346
Intangible assets, net	10,741	11,639
Goodwill	3,959	3,959
Other assets	216	227

Total assets	$75,150	$66,947

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Revolving line of credit	$—	$2,678
Accounts payable	3,711	2,883
Accrued payroll	5,168	3,985
Accrued expenses and other current liabilities	4,064	3,984
Income tax payable	86	—
Current maturities of capital lease obligations	1,212	645

Total current liabilities	14,241	14,175
Long-term portion of capital lease obligations	1,999	604
Deferred rent and other non-current liabilities	2,627	3,055
Contingently issuable common stock	—	2,650

Commitments and contingencies

Preferred stock subject to redemption requirements outside the control of the issuer:
Series A convertible preferred stock $0.01 par value, authorized 8,000 shares, issued and outstanding 5,263 shares at September 30, 2010 and December 31, 2009, respectively. Aggregate liquidation preference and redemption value: September 30, 2010 and December 31, 2009—$71,158 and $55,800, respectively	38,586	38,586

Stockholders’ equity:
Common stock $0.01 par value, authorized 150,000 shares, issued and outstanding 88,664 and 84,092 at September 30, 2010 and December 31, 2009, respectively	887	841
Additional paid-in capital	179,060	172,200
Accumulated deficit	(162,250)	(165,164)

Total stockholders’ equity	17,697	7,877

Total liabilities and stockholders’ equity	$75,150	$66,947

See accompanying Notes to Condensed Consolidated Financial Statements.

CLARIENT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net revenue	$31,441	$21,425	$86,803	$68,347
Cost of services	12,479	9,796	35,821	28,675

Gross profit	18,962	11,629	50,982	39,672
Operating expenses:
Sales and marketing	5,225	4,194	14,628	13,116
General and administrative	6,451	6,030	19,033	17,074
Bad debt	3,161	4,214	9,875	9,483
Research and development	1,455	282	3,882	805

Total operating expenses	16,292	14,720	47,418	40,478

Income (loss) from operations	2,670	(3,091)	3,564	(806)
Interest expense, net of interest income	147	144	352	499
Interest expense to related party	—	—	—	3,557
Other expense	—	—	31	—

Income (loss) from continuing operations before income taxes	2,523	(3,235)	3,181	(4,862)
Income tax (expense) benefit	(181)	—	(267)	599

Income (loss) from continuing operations	2,342	(3,235)	2,914	(4,263)
Income from discontinued operations, net of income taxes	—	—	—	901

Net income (loss)	$2,342	$(3,235)	$2,914	$(3,362)

Series A preferred stock beneficial conversion feature	—	—	—	(4,290)

Undistributed earnings allocated to participating securities	(504)	—	(606)	—

Net income (loss) applicable to common stockholders	$1,838	$(3,325)	$2,308	$(7,652)

Net income (loss) per share applicable to common stockholders – basic and diluted:
Income (loss) from continuing operations	$0.02	$(0.04)	$0.03	$(0.11)
Income from discontinued operations	—	—	—	0.01

Net income (loss) applicable to common stockholders	$0.02	$(0.04)	$0.03	$(0.10)

Weighted–average shares used to compute net income (loss) per common share:
Basic	85,461	77,583	84,855	77,257

Diluted	88,672	77,583	87,654	77,257

See accompanying Notes to Condensed Consolidated Financial Statements.

CLARIENT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$2,914	$(3,362)
Income from discontinued operations, net of income taxes	—	(901)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,408	2,820
Bad debt expense	9,875	9,483
Amortization of warrants to related party interest expense	—	2,506
Amortization of deferred financing and offering costs	4	423
Amortization of intangible assets	898	—
Stock-based compensation	2,536	1,640
Issuance of common stock in consideration for research and development services	75	—
Income tax benefit related to discontinued operations	—	(599)
Mark to market adjustment for contingently issuable shares	31	—
Changes in operating assets and liabilities:
Interest on restricted cash	(5)	—
Accounts receivable, net of allowance for doubtful accounts	(14,971)	(13,773)
Supplies inventory	(446)	(271)
Prepaid expenses and other assets	(19)	(758)
Income tax payable	267	—
Accounts payable	332	(1,745)
Accrued payroll	1,183	(846)
Accrued interest on related party debt	—	(1,259)
Accrued expenses and other current liabilities	191	664
Deferred rent and other non-current liabilities	(428)	(793)

Net cash provided by (used in) operating activities	5,845	(6,771)

Cash flows from investing activities:
Purchases of property and equipment	(2,166)	(3,280)
Increase in restricted cash	(2)	(2,825)
Proceeds from sale of discontinued operations, net of selling costs	—	1,500

Net cash used in investing activities	(2,168)	(4,605)

Cash flows from financing activities:
Proceeds from sale of preferred stock	—	40,000
Offering costs from sale of preferred stock	—	(1,414)
Proceeds from exercise of stock options and warrants	1,433	464
Repayments on capital lease obligations	(394)	(195)
Borrowings on revolving lines of credit	69,338	55,426
Repayments on revolving lines of credit	(72,200)	(64,478)
Borrowings on related party debt	—	5,800
Repayments on related party debt	—	(17,908)

Net cash (used in) provided by financing activities	(1,823)	17,695

Effect of exchange rate changes on cash and cash equivalents	—	(8)

Net increase in cash and cash equivalents	1,854	6,311
Cash and cash equivalents at beginning of period	10,903	1,838

Cash and cash equivalents at end of period	$12,757	$8,149

Supplemental disclosure of cash flow information:
Cash paid for interest	$320	$2,729
Cash paid for income taxes	—	—
Non cash investing and financing activities:
Property and equipment financed by capital leases	$2,673	$1,069
Property and equipment additions included in accounts payable and accrued expenses	909	79
Issuance of common stock and stock options in connection with acquisition of ownership interest	2,650	—
Issuance of warrants in connection with borrowings from related party	—	600
Beneficial conversion feature	—	4,290
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
California state law prohibits general corporations from engaging in the practice of medicine, pursuant to both statutory and common law principles commonly known as the Corporate Practice of Medicine Doctrine (“CPMD”). The CPMD prohibits non-professional corporations from employing physicians and certain other healthcare professionals who provide professional medical services. All of the Company’s pathology services are provided by, or are under the supervision of, Clarient Pathology Services, Inc. (“CPS”) within the state of California, under a long-term and exclusive professional services agreement, as amended on September 1, 2009, by and between the Company and CPS (the “Professional Services Agreement”). Kenneth J. Bloom, M.D. is the president and sole stockholder of CPS. Dr. Bloom also serves as the Company’s Chief Medical Officer, a senior management function primarily involving the technical oversight of the Company’s diagnostic services laboratory.
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
(b) Pending Acquisition by General Electric
On October 22, 2010, the Company entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with General Electric Company, a New York corporation (“General Electric”), and Crane Merger Sub, Inc., a Delaware corporation and an indirect wholly-owned subsidiary of General Electric (“Purchaser”), pursuant to which General Electric, through the Purchaser, will commence an offer (the “Offer”) to acquire all of the outstanding shares of the Company’s common stock, par value $0.01 per share (the “Common Shares”), and all of the outstanding shares of the Company’s Series A Convertible Preferred Stock, par value $0.01 per share (the “Preferred Shares,” and together with the Common Shares, the “Shares”), at a price per Common Share of $5.00 (the “Common Offer Price”) and a price per Preferred Share of $20.00 (together with the Common Offer Price, the “Merger Consideration”).
Completion of the Offer is subject to several conditions, including (i) that a majority of the outstanding Common Shares (determined on a fully diluted basis) must be tendered and not validly withdrawn prior to the expiration of the Offer; (ii) that a majority of any Preferred Shares then outstanding must be tendered and not validly withdrawn prior to the expiration of the Offer, (iii) the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”); (iv) the absence of a material adverse effect on the Company; and (v) other customary closing conditions.
Following consummation of the Offer, Purchaser will be merged with and into the Company (the “Merger”), with the Company surviving as a wholly-owned indirect subsidiary of General Electric. Upon completion of the Merger, each Share outstanding immediately prior to the effective time of the Merger (excluding those Shares that are held by General Electric, Purchaser, the Company or their wholly-owned subsidiaries, or by stockholders who properly exercise their appraisal rights under the Delaware General Corporation Law) will be canceled and converted into the right to receive the applicable Merger Consideration. Consummation of the Merger is subject to completion of the Offer, the absence of any legal prohibition and, if necessary, approval of the Company stockholders.

(c) Basis of Presentation
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
The preparation of the accompanying Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes thereto. The Company’s most significant estimates relate to revenue recognition, allowance for doubtful accounts, stock-based compensation expense, and income tax valuation allowance. Actual results could differ from those estimates. As part of the interim financial statement preparation process, the Company also has evaluated whether any significant events have occurred after the balance sheet date of September 30, 2010 through November 2, 2010, representing the date this Quarterly Report on Form 10-Q was filed with the SEC, and concluded that no additional disclosures or adjustments were required.
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
(d) Operating Segment
The Company has one reportable operating segment that delivers advanced cancer diagnostic services to community pathologists, oncologists, and biopharmaceutical companies. As of September 30, 2010, all of the Company’s services were provided within the United States, and all of the Company’s assets were located within the United States.
(2) Summary of Significant Accounting Policies
(a) Revenue Recognition
Net revenue for the Company’s services is recognized on an accrual basis at the time discreet diagnostic tests are completed. Each test performed relates to a specimen encounter derived from a patient, and received by the Company on a specific date (such specimen encounter is commonly referred to as an “accession”). The Company’s services are billed to various payors, including Medicare, private health insurance companies, healthcare institutions, biopharmaceutical companies, and patients. The Company reports net revenue from contracted payors, including certain private health insurance companies, healthcare institutions, and biopharmaceutical companies, based on the contracted rate, or in certain instances, the Company’s estimate of the amount expected to be collected for the services provided. For billing to Medicare, the Company uses the published fee schedules, net of standard discounts (commonly referred to as “contractual allowances”). The Company reports net revenue from non-contracted payors, including certain private health insurance companies, based on the amount expected to be collected for the services provided. Recognized net revenue from patient payors is based on a multiple of the Centers for Medicare & Medicaid Services (CMS) reimbursement schedule, or as applicable, the patients’ co-pay or deductible obligations.
(b) Allowance for Doubtful Accounts and Bad Debt Expense
An allowance for doubtful accounts is recorded for estimated uncollectible amounts due from the Company’s various payor groups. The process for estimating the allowance for doubtful accounts involves significant assumptions and judgments. The allowance for doubtful accounts is adjusted periodically, and is principally based upon an evaluation of historical collection experience of aged accounts receivable among the Company’s various payor classes. After appropriate collection efforts, accounts receivable are written off and deducted from the allowance for doubtful accounts. Additions to the allowance for doubtful accounts are charged to bad debt expense.
The payment realization cycle for certain governmental and managed care payors can be lengthy. The collection cycle often involves payor denial of the Company’s billed amounts, requiring the Company to appeal and follow an adjudication process. Resulting periodic adjustments to bad debt expense may be significant.

(c) Stock-Based Compensation
The Company values stock-based awards, including stock options and restricted stock, as of the date of grant. The Company uses the Black-Scholes option-pricing model in valuing granted stock options. The fair value of granted restricted stock awards is equal to the Company’s closing stock price on the date of grant. The Company recognizes stock-based compensation expense, net of estimated forfeitures, using the straight-line method over the requisite service period. Forfeitures are estimated at the time of grant, and prospectively revised if actual forfeitures differ from those estimates. The Company classifies compensation expense related to these awards in the Condensed Consolidated Statements of Operations, based on the department to which the recipient reports.
(d) Long-Lived Assets
The Company evaluates the possible impairment of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of its assets may not be recoverable. Recoverability of assets to be held and used is measured through a comparison of the carrying value of such assets to the Company’s pretax cash flows (undiscounted and without interest charges) expected to be generated from their use in operations. If such assets are considered to be impaired, the impairment charge is measured as the amount by which the carrying amount of the assets exceeds fair value. Assets held for sale, when applicable, are reported at the lower of their carrying amount or fair value, less costs to sell.
One potential impairment indicator is current-period operating and/or cash flow loss, combined with a history of operating and/or cash flow losses. Because this condition has historically been applicable to the Company, management evaluates the Company’s asset group for impairment at the end of each reporting period. The asset group tested for impairment comprises the Company’s entire laboratory operation, representing the lowest level of its separately identifiable cash flows. The undiscounted cash flow projections for the asset group, which are derived from the Company’s operating plan, are used in evaluating the existence of impairment.
The undiscounted net cash flows expected to be generated by the Company’s asset group exceeded the carrying amount of the asset group as of September 30, 2010 and December 31, 2009; therefore, the Company’s asset group is not considered to be impaired. This conclusion is based upon judgments and estimates, made by the Company’s management, that are inherently uncertain. Such assumptions pertain to net revenue growth, cash collection trends, expense trends, and working capital management. Any number of changes in the Company’s business could adversely impact the aforementioned assumptions, and thus, adversely affect the results of the Company’s long-lived asset impairment test.
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
(f) Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of amounts held as unrestricted bank deposits or highly liquid investments — consisting of money market funds as of September 30, 2010, though from time to time may also include highly liquid debt instruments, time deposits, and certificates of deposit with an original maturity of three months or less at the date of purchase.
Restricted cash is held as bank deposits, serving as security deposits for the Company’s Aliso Viejo, California facility lease and a capital lease of computer hardware. Interest accrues to the Company on both accounts. The classification of restricted cash as current or non-current is dependent upon whether contractual terms provide for the restriction to be released within one year of the balance sheet date.
The Company’s unrestricted and restricted cash balances on deposit that exceeded the Federal Deposit Insurance Corporation (FDIC) limits were approximately $13.9 million at September 30, 2010.
(g) Supplies Inventory
Supplies inventory consists of laboratory and research and development supplies, and are stated at the lower of cost or market. Supplies inventory is accounted for under the first-in, first-out method (FIFO).

(h) Property and Equipment and Depreciation
Property and equipment are depreciated using the straight-line method over the following estimated useful lives:

Office furniture, computer, software, and laboratory equipment	Three to five years

Leasehold improvements	Shorter of useful life or remaining term of lease, including expected extensions
Expenditures for maintenance, repairs, and minor improvements are charged to expense as incurred. Depreciation expense is recognized on the first day of the month subsequent to being placed into service. Leasehold improvements are capitalized and amortized over the shorter of their estimated useful lives or the remaining lease term, including expected extensions. The Company’s reimbursed expenditures for leasehold improvements that are received from its landlord are recorded to deferred rent and recovered ratably through a reduction of rent expense over the remaining term of the lease, including expected extensions.
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
(k) Intangible Assets, net
Intangible assets, net, primarily consist of intellectual property represented by proprietary biomarkers in development, substantially ready, or ready for diagnostic testing use. These intangible assets generally have associated patents or patents in process, and are amortized on a straight-line basis over estimated useful lives of seven years.
(l) Goodwill
Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The Company, on an annual basis, or more frequently if necessary, determines (i) whether the fair value of the relevant reporting unit exceeds carrying value, and (ii) the amount of an impairment loss, if any. The “reporting unit” tested for goodwill impairment comprises the Company’s entire laboratory operation, representing its single operating segment. The fair value of the Company’s “reporting unit” is represented by its total market capitalization on the NASDAQ Capital Market as of the close of the business day on December 1, which represents the Company’s annual impairment testing date. The Company’s management was not aware of any indicators of goodwill impairment as of September 30, 2010 and through the date this Quarterly Report on Form 10-Q was filed with the SEC.
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
(3) Balance Sheet Detail
(a) Allowance for Doubtful Accounts
The following is a summary of activity for the Company’s allowance for doubtful accounts for the year ended December 31, 2009, and the nine months ended September 30, 2010:

Ending balance, December 31, 2008	$8,045
Bad debt expense	12,927
Write-offs	(12,225)

Ending balance, December 31, 2009	8,747
Bad debt expense	9,875
Write-offs	(5,525)

Ending balance, September 30, 2010	$13,097

(b) Property and Equipment
The following is a summary of the Company’s property and equipment:

	September 30,	December 31,
	2010	2009
Office furniture, computer software, and laboratory equipment	$26,385	$21,480
Leasehold improvements	9,966	9,650

Total	36,351	31,130
Accumulated depreciation and amortization	(20,189)	(16,784)

Property and equipment, net	$16,162	$14,346

As of September 30, 2010 and December 31, 2009, the Company’s associated capital lease obligations were $3.2 million and $1.2 million, respectively.
(c) Intangible assets
The following is a summary of the Company’s intangible assets:

	September 30,	December 31,
	2010	2009
Biomarkers	$11,349	$11,349
In-process research and development	76	76
Issued patents	26	26
Patent applications	123	123
Non-compete agreements	110	110
Accumulated amortization	(943)	(45)

Intangible assets, net	$10,741	$11,639

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
In March 2009, Zeiss’ management acknowledged the satisfaction of the post-closing conditions of the ACIS Sale and the associated $1.5 million payment due, which the Company subsequently received on April 8, 2009. The Company recorded the $0.9 million as income from discontinued operations, net of $0.6 million income tax benefit, within the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2009.
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
(6) Significant Risks and Uncertainties
Credit risk with respect to the Company’s accounts receivable is generally diversified due to the large number of payors that comprise its customer base. The Company has significant receivable balances with government payors, health insurance carriers, health care institutions, biopharmaceutical companies, and patients. The Company’s accounts receivable balances are not supported by collateral.
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
The percentage of the Company’s gross accounts receivable of $39.8 million and $30.3 million as of September 30, 2010 and December 31, 2009, respectively, by primary payor class, is as follows:

	September 30, 2010	December 31, 2009
Governmental (Medicare and Medicaid)	20%	20%
Private health insurers	41%	43%
Clients (pathologists, hospitals, clinics)	17%	18%
Patients (indirect bill)	12%	10%
Patients (direct bill)	10%	9%

Total	100%	100%
The Company’s aged gross accounts receivable in total, and by payor class, as of September 30, 2010 and December 31, 2009 is as follows:

	September 30, 2010%		December 31, 2009%

All payor classes
Total	$39,761	100%	$30,315	100%
Unbilled	5,410	14%	4,819	16%
Current	7,002	18%	5,817	19%
31-60 days past due	5,198	13%	4,341	14%
61-90 days past due	3,054	8%	2,799	9%
91-120 days past due	2,469	6%	1,963	6%
121-150 days past due	2,408	6%	1,299	4%
Greater than 150 days past due	14,220	35%	9,277	32%

	September 30, 2010%		December 31, 2009%

Governmental payors (Medicare and Medicaid)
Total	$7,799	100%	$5,989	100%
Unbilled	1,481	19%	1,508	25%
Current	2,070	27%	1,332	22%
31-60 days past due	566	7%	517	9%
61-90 days past due	354	5%	335	6%
91-120 days past due	319	4%	228	4%
121-150 days past due	267	3%	204	3%
Greater than 150 days past due	2,742	35%	1,865	31%

	September 30, 2010%		December 31, 2009%

Private health insurer payors
Total	$16,817	100%	$13,009	100%
Unbilled	3,175	19%	2,391	18%
Current	1,345	8%	1,988	15%
31-60 days past due	1,604	9%	1,395	11%
61-90 days past due	1,025	6%	1,069	8%
91-120 days past due	973	6%	729	6%
121-150 days past due	946	6%	580	5%
Greater than 150 days past due	7,749	46%	4,857	37%

	September 30, 2010%		December 31, 2009%

Client (pathologists, hospitals, clinics, and biopharmaceutical) payors
Total	$6,673	100%	$5,433	100%
Unbilled	454	7%	585	11%
Current	2,618	39%	1,791	33%
31-60 days past due	1,773	27%	1,570	29%
61-90 days past due	566	8%	530	10%
91-120 days past due	238	4%	299	5%
121-150 days past due	166	2%	164	3%
Greater than 150 days past due	858	13%	494	9%

	September 30, 2010%		December 31, 2009%

Patient payors (indirect bill)
Total	$3,894	100%	$2,992	100%
Unbilled	—	—	—	—
Current	163	4%	137	5%
31-60 days past due	552	14%	343	11%
61-90 days past due	497	13%	337	11%
91-120 days past due	408	10%	302	10%
121-150 days past due	402	10%	275	9%
Greater than 150 days past due	1,872	49%	1,598	54%

	September 30, 2010%		December 31, 2009%

Patient payors (direct bill)
Total	$4,578	100%	$2,892	100%
Unbilled	300	7%	335	12%
Current	806	18%	569	19%
31-60 days past due	703	15%	516	18%
61-90 days past due	612	13%	528	18%
91-120 days past due	531	12%	405	14%
121-150 days past due	627	14%	76	3%
Greater than 150 days past due	999	21%	463	16%
As of September 30, 2010, the Company maintained a $13.1 million allowance for doubtful accounts in order to carry accounts receivable at the estimated net realizable value of $26.7 million, as presented within the accompanying Condensed Consolidated Balance Sheets. The allowance for doubtful accounts is an estimate that involves considerable professional judgment. As such, the Company’s actual collection of its September 30, 2010 accounts receivable may materially differ from management’s estimate for reasons including, but not limited to: customer mix, concentration of customers within the healthcare sector, and the general downturn in the United States economy.
(7) Lines of Credit
The following table summarizes the Company’s outstanding debt at its carrying value at September 30, 2010 and December 31, 2009. The Company believes the carrying amount of its outstanding debt approximates fair value due to its short-term nature and associated interest rate.

	September 30, 2010	December 31, 2009

Gemino Facility	$—	$2,678

The following table summarizes the Company’s interest expense on its lines of credit, including interest expense to related party, for the three and nine months ended September 30, 2010 and 2009 within the accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Gemino Facility	$73	$120	$233	$361
Comerica Facility	—	—	—	57
Safeguard Facility	—	—	—	3,556

Total interest expense, including interest expense to Safeguard, a related party (excludes interest expense associated with capital leases)	$73	$120	$233	$3,974

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

The amount which the Company is entitled to borrow under the Gemino Facility at a particular time ($8.0 million availability as of September 30, 2010) is based on the amount of the Company’s qualified accounts receivable and certain liquidity factors.
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
The February 2009 Gemino Amendment increased the Company’s capital expenditure limit to $7.5 million in each fiscal year. For the nine months ending September 30, 2010, the Company’s aggregate capital expenditures were $2.2 million. The February 2009 Gemino Amendment also modified the minimum level of “excess liquidity” covenant, increasing its threshold from $2.0 million to $3.0 million, though such covenant was subsequently eliminated with the November 2009 Gemino Amendment.
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
The “fixed charge coverage ratio” is defined as the ratio of EBITDA (net income plus interest expense, tax expense, depreciation/amortization expense, and stock-based compensation expense), to the sum of (i) interest expense paid in cash on the Gemino Facility, (ii) payments made under capital leases, (iii) unfinanced capital expenditures, and (iv) taxes paid. For the three months ended September 30, 2010, the Company’s calculated “fixed charge coverage ratio” was 3.67, which exceeded the requirement of 1.00.
The Gemino Facility also contains a “material adverse change” clause (“MAC”) clause. If the Company encountered difficulties that would qualify as a MAC in its (i) operations, (ii) condition (financial or otherwise), or (iii) ability to repay amounts outstanding under the Gemino Facility, it could be cancelled at Gemino’s sole discretion. Also, in connection with the pending acquisition of the Company by General Electric, Gemino has the right to terminate the Gemino Facility upon completion of the Merger, unless Gemino consents to the Merger. In either case, if Gemino elects to terminate the Gemino Facility, it could then elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing such indebtedness.
Comerica Facility
On March 26, 2009, the Company fully repaid the $9.8 million outstanding balance under its $12.0 million revolving credit agreement with Comerica Bank (the “Comerica Facility”), using a portion of the proceeds from the initial closing of the Oak Private Placement. The Comerica Facility was terminated at such time, as was Safeguard’s guarantee of the Comerica Facility (as described below). The Company maintains a $1.5 million standby letter of credit with Comerica Bank which is fully supported by a restricted cash account for the same amount. The letter of credit is for the benefit of the Company’s landlord for its leased corporate and laboratory facility in Aliso Viejo, California.
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
In connection with the New Mezzanine Facility, the Company issued Safeguard 1.6 million common stock warrants upon its signing. The Company was also required to issue Safeguard an additional 2.2 million common stock warrants, in four equal tranches of 0.55 million common stock warrants if the balance of the New Mezzanine Facility had not been reduced to $6.0 million or less on or prior to May 1, 2008, July 1, 2008, September 1, 2008, and November 1, 2008, respectively. Such reduction was not accomplished and as a result, 0.55 million common stock warrants were issued on each of June 10, 2008, July 2, 2008, September 2, 2008, and November 6, 2008.
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

The interest expense on the outstanding balance under the Mezzanine Facilities, including the amortization of the fair value of issued warrants (see tables below), for the three and nine months ended September 30, 2009, was $-0- and $3.6 million, respectively. Such amount is included in interest expense to related parties within the accompanying Condensed Consolidated Statements of Operations.
The below table summarizes the common stock warrant activity associated with the Initial Mezzanine Facility for the nine months ended September 30, 2009. There was no comparable expense in 2010, due to the full repayment of the Mezzanine Facilities in May 2009.

						Interest Expense
			Warrant	Warrant		Recognized
	Exercise	Warrant	Issuance	Expiration		Nine Months Ended
Number of warrants	Price	Term	Date	Date	Fair Value	September 30, 2009

125,000*.	$0.01	4 years	March 7, 2007	March 7, 2011	$204	$23
62,500	1.39	4 years	March 7, 2007	March 7, 2011	69	8
31,250*	0.01	4 years	November 14, 2007	November 14, 2011	62	11
31,250*	0.01	4 years	December 17, 2007	December 17, 2011	61	13
31,250*	0.01	4 years	March 5, 2008	March 5, 2012	62	16

Total					$458	$71

The below table summarizes the common stock warrant activity associated with the New Mezzanine Facility:

						Interest Expense
				Warrant		Recognized
	Exercise	Warrant	Warrant	Expiration		Nine Months Ended
Number of warrants	Price	Term	Issuance Date	Date	Fair Value	September 30, 2009

1,643,750*	$0.01	5 years	March 14, 2008	March 14, 2013	$2,666	$703
550,000*	0.01	5 years	June 10, 2008	June 11, 2013	1,140	300
550,000*	0.01	5 years	July 2, 2008	July 2, 2013	1,095	289
550,000*	0.01	5 years	September 2, 2008	September 2, 2013	1,167	308
550,000*	0.01	5 years	November 6, 2008	November 6, 2013	890	235

Total					$6,958	$1,835

*	On November 20, 2008 Safeguard exercised the indicated common stock warrants.

The below table summarizes the common stock warrant activity associated with the Third Mezzanine Facility:

Interest Expense
				Warrant		Recognized
	Exercise	Warrant	Warrant	Expiration		Nine Months Ended
Number of Warrants Issued	Price	Term	Issuance Date	Date	Fair Value	September 30, 2009

500,000	$1.376	5 years	February 27, 2009	February 27, 2014	$600	$600

(8) Equipment Financing
On March 31, 2009, the Company entered into a three-year capital lease with Hitachi Data Systems Credit Corporation for computer equipment and related software with a fair value on such date of $1.2 million, associated with the Company’s initiative to upgrade its information technology infrastructure. The Company also has a number of active laboratory equipment and office equipment leases (capital and operating) with various providers as of September 30, 2010.
The Company’s capital lease obligations as of September 30, 2010 are as follows:

Remainder of 2010	$388
2011	1,376
2012	967
2013	645
2014	236

Subtotal	3,612
Less: interest	(401)

Total	3,211
Less: current portion	(1,212)

Capital lease obligations, long-term portion	$1,999

(9) Net Income (Loss) Per Share Information
The Company calculates earnings per share (“EPS”) under the two-class method. Under the two-class method, all earnings during the period are allocated to common stock and participating securities (defined below), based on their respective rights to receive dividends, assuming all earnings during the period were distributed.
The Company grants restricted stock awards from time to time under its 2007 Plan (see Note 11), generally entitling recipients to voting rights and non-forfeitable rights to dividends, if and when declared. The Company’s Series A convertible preferred stock (see Note 13) also carries voting rights and non-forfeitable dividend rights. The Company’s unvested restricted stock awards and its Series A convertible preferred stock, therefore, are deemed participating securities.
Participating securities are included in the computation of EPS under the two-class method in periods of net income, but are not included in the computation of EPS in periods of net loss, since the contractual terms of the participating securities do not require the holders’ funding of the Company’s losses. Additionally, participating securities are not included in the computation of EPS when distributions, or their accounting equivalents — such as an amortized beneficial conversion feature, are in excess of net income in the same period.
Basic EPS for the three and nine months ended September 30, 2010 and 2009, was computed by dividing net income attributable to common stockholders by the weighted average number of Common Shares outstanding during the period. Diluted EPS was computed by dividing net income attributable to common stockholders by the weighted average number of Common Shares outstanding during the period increased to include, if dilutive, the number of additional Common Shares that would be outstanding if the dilutive potential Common Shares had been issued. The dilutive effect of outstanding warrants, stock options, and restricted stock awards is reflected in diluted net income (loss) per share by application of the treasury stock method.

Basic and diluted EPS applicable to common stockholders for the three and nine months ended September 30, 2010 and 2009 is summarized in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss) per share applicable to common stockholders — basic and diluted:
Income (loss) from continuing operations, net of income taxes	$0.02	$(0.04)	$0.03	$(0.11)
Income from discontinued operations, net of income taxes	—	—	—	0.01

Net income (loss) applicable to common stockholders	$0.02	$(0.04)	$0.03	$(0.10)

Basic and diluted EPS was computed by dividing net loss applicable to common stockholders by the applicable weighted-average outstanding Common Shares during each period, as summarized in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Basic and diluted EPS numerator:
Income (loss) from continuing operations, net of income taxes	$2,342	$(3,235)	$2,914	$(4,263)
Income from discontinued operations, net of income taxes	—	—	—	901

Net income (loss)	$2,342	$(3,235)	$2,914	$(3,362)

Less: Series A preferred stock beneficial conversion feature	—	—	—	(4,290)

Less: Undistributed earnings allocated to participating securities	(504)	—	(606)	—

Undistributed earnings (loss) allocated to common stockholders	$1,838	$(3,235)	$2,308	$(7,652)

The following share amounts were used to compute basic and diluted EPS applicable to common stockholders (in periods of net loss, or when distributions or equivalents were in excess of net income, the anti dilutive effects of participating securities, stock options, and warrants, were properly excluded):

	Three Months Ended September 30,
	2010	2009
Basic EPS denominator:
Weighted-average outstanding common shares	85,461	77,583

Diluted EPS denominator:
Weighted-average outstanding common shares	88,672	77,583

	Nine Months Ended September 30,
	2010	2009
Basic EPS denominator:
Weighted-average outstanding common shares	84,855	77,257

Diluted EPS denominator:
Weighted-average outstanding common shares	87,654	77,257

The following outstanding Company securities were excluded from the above calculations of net income (loss) per share applicable to common stockholders because their impact would have been anti-dilutive:

	Three	Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,	Total Outstanding at
	2010	2010	September 30, 2009

Series A convertible preferred stock (as converted — see Note 13)	—	—	21,053

Common stock options (treasury stock method)	5,603	5,971	7,486
Common stock warrants (treasury stock method)	315	360	3,033

Total	5,918	6,331	31,572

(10) Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in equity from net income (loss) and other transactions from non-stockholder sources during the period. The following summarizes the components of the Company’s comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income (loss)	$2,342	$(3,235)	$2,914	$(3,362)

Foreign currency translation adjustment	—	(3)	—	(8)

Comprehensive income (loss)	$2,342	$(3,238)	$2,914	$(3,370)

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
The maximum number of shares of the Company’s common stock available for issuance under the 2007 Plan is 12.0 million shares (which increased by 7.0 million shares due to a stockholder-approved amendment of the 2007 Plan in June 2010), plus additional availability from forfeited shares under the 1996 Plan. As of September 30, 2010, 5.2 million shares were available for grant under the 2007 Plan. The Company does not hold treasury shares, and therefore all shares issued through exercised stock options are through unissued shares that are authorized and reserved under the 2007 Plan. It is the Company’s policy that before stock is issued through the exercise of stock options, the Company must first receive all required cash payment for such shares.
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
The Company’s standard stock-based award vests 25 percent on the first anniversary of the date of grant, or for new hires, the first anniversary of their initial date of employment with the Company. Awards vest either monthly or quarterly thereafter on a straight-line basis over 36 months. Stock options must be exercised, if at all, no later than 10 years from the date of grant. Upon termination of employment with the Company, vested stock options may be exercised within 90 days from the last date of employment. In the event of an optionee’s death, disability, or retirement, the exercise period is 365 days from the last date of employment.

Stock-based Compensation Expense
Stock-based compensation, which includes stock options and restricted stock awards, is recognized in the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Cost of services	$189	$83	$436	$155
Operating expenses	1,028	418	2,175	1,485

Total stock-based compensation expense	$1,217	$501	$2,611	$1,640

(12) Outstanding Equity Securities and Stock Transactions
The following table presents the Company’s outstanding equity securities as of September 30, 2010:

Shares

Common stock (includes unvested restricted stock awards)	88,664
Series A preferred stock (as-converted)	21,053
Options outstanding (vested and unvested)	8,401
Warrants outstanding (all of which are vested)	729

Total	118,847

The below summarizes recent significant transactions involving the Company’s equity securities.
Acquisition of Applied Genomics, Inc.
On December 21, 2009, the Company completed its acquisition of Applied Genomics, Inc. (“AGI”) in accordance with the terms and conditions of the Agreement and Plan of Merger and Reorganization, dated as of December 21, 2009, as amended March 17, 2010, by and between the Company and AGI. The purchase price for AGI consisted of 4.4 million of the Company’s Common Shares issued to the former AGI stockholders at the closing of the acquisition (inclusive of exchanged stock option awards with an exercise price of $0.40 per share), and a maximum of an additional 3.2 million of the Company’s Common Shares to the former AGI stockholders (inclusive of exchanged stock option awards with an exercise price of $0.40 per share), upon the achievement of three milestones by December 31, 2012. As of September 30, 2010, two of the three milestones had been achieved, resulting in the issuance of 1.5 million shares (inclusive of exchanged stock option awards with an exercise price of $0.40 per share). See Note 14 for further discussion of the AGI acquisition.
Stock Purchase Agreement with Oak Investment Partners XII, Limited Partnership
On March 25, 2009, the Company entered into a stock purchase agreement (“Oak Purchase Agreement”) with Oak Investment Partners XII, Limited Partnership (“Oak”). In reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), the Company agreed to sell Oak up to an aggregate of 6.6 million shares of its Series A convertible preferred stock, $0.01 par value (the “Preferred Shares”), in two or more tranches (the “Oak Private Placement”) for aggregate consideration of up to $50.0 million. The initial closing of the Oak Private Placement occurred on March 26, 2009, at which time the Company issued and sold an aggregate of 3.8 million Preferred Shares (the “Initial Oak Closing Shares”) for aggregate consideration of $29.1 million. The second closing of the Oak Private Placement occurred on May 14, 2009, at which time the Company issued and sold an aggregate of 1.4 million Preferred Shares (the “Second Oak Closing Shares”) for aggregate consideration of $10.9 million. Oak’s Preferred Shares represented 19.2% of the total voting power of the Company’s issued and outstanding voting securities as of September 30, 2010.
Sale by Safeguard Scientifics, Inc.
In August and September 2009, Safeguard, through its wholly owned subsidiaries, completed the sale of an aggregate of 18.4 million shares of the Company’s common stock held by Safeguard in an underwritten public offering which was pursuant to an effective registration statement filed with the SEC. The Company did not, and will not, receive any proceeds from the sale of such shares. Safeguard’s holdings of the Company’s common stock represented 27.5% of the total voting power of the Company’s issued and outstanding voting securities as of September 30, 2010.

Share Registration Obligations of the Company
As required by the terms of the Oak Purchase Agreement, the Company entered into a Registration Rights Agreement with Oak on March 26, 2009. The Registration Rights Agreement obligated the Company to register for resale, on a Form S-3 registration statement, the shares of common stock issuable upon the conversion of the Preferred Shares. Such From S-3 was filed with the SEC on December 22, 2009. From time to time in the past, the Company completed several other private placements of its equity securities. In connection therewith, the Company has entered into certain agreements which require the Company to register, for resale, such investors’ securities under the Securities Act. The Company has concluded that under applicable GAAP, an accrual of the estimated costs of preparing and filing such future registration statements is not required.
Stock Warrant Activity
The Company has issued stock warrants to various parties in connection with entering and maintaining certain credit facilities, as consideration for various licensing arrangements with other companies, and in conducting other corporate business. The Company had 0.7 million outstanding stock warrants as of September 30, 2010, all of which were exercisable. The warrants have expiration dates ranging from January 2011 through February 2014. Stock warrant activity in 2010 is summarized below:

		Weighted Average
	Shares	Exercise Price

Stock warrants outstanding, December 31, 2009	1,413	$1.26
Granted	—
Exercised	674
Canceled	10

Warrants outstanding, September 30, 2010	729	$1.44

(13) Redeemable Preferred Stock
General Features
In March and May 2009, the Company issued and sold an aggregate of 5.3 million Preferred Shares to Oak for aggregate gross consideration of $40.0 million. In connection with the issuance of the Initial and Second Oak Closing Shares, the Company incurred expenses of $1.4 million. These expenses were related to legal fees and investment banker fees which were recorded as a reduction of additional paid in capital, rather than expense. Accordingly, the Preferred Shares are presented at $38.6 million in the accompanying Condensed Consolidated Balance Sheets at September 30, 2010 and December 31, 2009, respectively ($40.0 million of aggregate Oak proceeds less $1.4 million of legal fees and investment banker fees).
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

Redemption and Liquidation Rights
The redemption rights of the Preferred Shares are immediately triggered by the occurrence of certain business events enumerated in the Stock Purchase Agreement with Oak. All such business events are deemed to be within the Company’s control, except beginning in the third quarter of 2009, an event of a change in control of the Company, whether by acquisition or merger. As of August 21, 2009, an event of a change of control of the Company became possible with the effective registration of Safeguard’s holdings in the Company through a registration statement on Form S-3 filed with the SEC (the “Safeguard S-3”). The Safeguard S-3 resulted in the ability of a third-party to acquire over 50% of registered shares of the Company on the open market (see Note 15). Accordingly, the Preferred Shares have been classified as temporary equity (rather than permanent equity) within the accompanying Condensed Consolidated Balance Sheets, as required under applicable GAAP, since all redemption events are not solely within the Company’s control as of September 30, 2010 and December 31, 2009.
The Company’s stock price on the NASDAQ Capital Market closed at $3.38 and $2.65 per common share on September 30, 2010 and December 31, 2009, respectively, which exceeded the Preferred Shares’ $1.90 liquidation value per common share, on an as-converted basis. In accordance with GAAP, Company determined that the liquidation preference for the Preferred Shares was $71.2 million and $55.8 million as of September 30, 2010 and December 31, 2009, respectively, as disclosed in the accompanying Condensed Consolidated Balance Sheets. The liquidation preference was determined by multiplying 21.1 million Common Shares that the Preferred Shares could be converted into by the NASDAQ Capital Market closing price of $3.38 and $2.65 per common share on each date, respectively. As of the date this Quarterly Report was filed with the SEC, the Company believes that the Merger with General Electric is likely to occur. If the Merger is completed, the liquidation preference on the Preferred Shares will be $5.00 per Common Share, and one Preferred Share converts to four Common Shares.
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
The Company recorded the BCF as an increase to accumulated deficit and a coinciding increase of additional paid-in capital as of May 14, 2009, reflected within the accompanying Condensed Balance Sheets as of September 30, 2010 and December 31, 2009. The BCF also served to increase net loss applicable to common stockholders by $4.3 million for the nine months ended September 30, 2009, reflected within the accompanying Condensed Consolidated Statement of Operations. The BCF was calculated using the Company’s $2.65 per common share closing price on May 14, 2009 (the date of the Second Oak Closing), less Oak’s $1.90 contractual purchase price of the Company’s common stock on an if-converted basis. The resulting $0.75 value per share was multiplied by the Second Oak Closing Shares on an if-converted basis, equal to 5.7 million Common Shares.
(14) Contingently Issuable Common Stock
AGI Acquisition Summary
On December 21, 2009 (the “AGI Closing Date”), the Company completed the acquisition of AGI (the “AGI Acquisition”) in accordance with the terms and conditions of the Agreement and Plan of Merger and Reorganization, dated as of December 21, 2009, as amended March 17, 2010, among the Company, AGI, and the other parties named therein (the “AGI Agreement”). As of the AGI Closing Date, AGI had developed 10 prognostic and predictive multivariate immunohistochemistry-based (IHC) biomarkers for use in assessing the recurrence rates of certain cancer types, and the likelihood of a favorable patient response to various treatment options.
The AGI purchase price consisted of 4.4 million of the Company’s Common Shares, inclusive of exchanged stock option awards with an exercise price of $0.40 per share, which were issuable on the Closing Date, and a maximum of an additional 3.2 million shares, inclusive of exchanged stock option awards with an exercise price of $0.40 per share (the “Contingent Shares”) upon the achievement of certain revenue and scientific milestones (the “AGI Milestones”) by December 31, 2012.
The AGI acquisition was accounted for as a business combination under applicable GAAP, requiring the use of the acquisition method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed, based on their estimated fair values on the AGI Closing Date.

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
The Company recorded a mark-to-market adjustment for the Variable Shares through March 17, 2010. The adjustment involved comparing the value of the Variable Shares as of December 31, 2009, to their value as of March 17, 2010. The Company recorded $31,000 of expense within “other expense” on its Condensed Consolidated Statements of Operations for the nine months ended September 30, 2010 for this mark to market adjustment. The fair value of the Variable Shares as of March 17, 2010 was derived from a calculation performed by the Company that involved the (i) the Company’s closing stock price on the NASDAQ Capital Market on each of the two milestone achievement dates in February and March 2010 multiplied by the related number of Variable Shares on each of such dates, less (ii) an estimated discount for certain liquidity restrictions on the Variable Shares, incorporating Level 3 inputs (see Note 2(m)).
The Company reclassified the $2.7 million contingently issuable common shares liability reported on its December 31, 2009 Consolidated Balance Sheet to additional paid in capital during the nine months ended September 30, 2010. Accordingly, the contingently issuable common shares liability was $-0- at September 30, 2010, as summarized in the table below.

Contingently Issuable
Common Stock
December 31, 2009	$2,650
Mark to market adjustment of Variable Shares (non-cash)	31
Reclassification of Variable Shares to additional paid in capital	(2,681)

September 30, 2010	$—

(15) Subsequent Event
Pending Acquisition by General Electric
On October 22, 2010, the Company entered into the Merger Agreement with General Electric, and the Purchaser, pursuant to which General Electric, through the Purchaser, will commence the Offer to acquire all of the outstanding shares of the Company’s Common Shares, and all of the outstanding shares of the Company’s Preferred Shares at a price per Common Share of $5.00 and a price per Preferred Share of $20.00.
Completion of the Offer is subject to several conditions, including (i) that a majority of the outstanding Common Shares (determined on a fully diluted basis) must be tendered and not validly withdrawn prior to the expiration of the Offer; (ii) that a majority of any Preferred Shares then outstanding must be tendered and not validly withdrawn prior to the expiration of the Offer;, (iii) the expiration of the applicable waiting period under the HSR Act; (iv) the absence of a material adverse effect on the Company; and (v) other customary closing conditions.

Following consummation of the Offer, Purchaser will be merged with and into the Company (the “Merger”), with the Company surviving as a wholly-owned indirect subsidiary of General Electric. Upon completion of the Merger, each Share outstanding immediately prior to the effective time of the Merger (excluding those Shares that are held by General Electric, Purchaser, the Company or their wholly-owned subsidiaries, or by stockholders who properly exercise their appraisal rights under the Delaware General Corporation Law) will be canceled and converted into the right to receive the applicable Merger Consideration. Consummation of the Merger is subject to completion of the Offer, the absence of any legal prohibition and, if necessary, approval of the Company stockholders.
The Merger Agreement may be terminated under certain customary circumstances, including by General Electric if the Company’s Board of Directors withdraws or changes its recommendation in support of the Offer, or by the Company if the Company’s Board of Directors decides to accept a Superior Proposal (as defined in the Merger Agreement). In each of these cases, the Company may be required to pay General Electric a termination fee of $18.0 million (the “Breakup Fee”).
In addition, if the Offer expires or terminates without any Shares being purchased or is not completed before April 22, 2011, either General Electric or the Company may terminate the Merger Agreement. If prior to the date of any such termination, a competing acquisition proposal is publicly disclosed and the Company enters into an agreement to consummate, or actually consummates, a competing acquisition proposal within six months after such termination, then the Company may also be required to pay General Electric the Breakup Fee upon completion of such competing acquisition proposal.
In connection with the Merger, all outstanding stock options, whether vested or unvested, will be deemed to be exercised and terminated in exchange for a payment in cash of the excess, if any, of the Common Offer Price over the exercise price per share of such stock option; all vesting restrictions applicable to shares of restricted common stock shall be fully accelerated, and such shares of restricted common stock shall be cancelled and converted into the right to receive the. Common Offer Price in the Merger; and all outstanding warrants will be converted into the right to receive the excess, if any, of the Common Offer Price over the exercise price per share of such warrant.

Stockholder Letters

On October 22, 2010, Oak and Safeguard the (“Supporting Stockholders”) entered into a separate letter agreement with the Company (collectively, the “Stockholder Letters”), pursuant to which Oak and Safeguard each committed to pay a cash retention bonus to certain eligible officers of the Company upon the consummation of a Change in Control (as defined in the Stockholder Letters). The consummation of the transactions contemplated by the Merger Agreement will be considered a Change in Control for purposes of the Stockholder Letters. The terms and conditions of each Stockholder Letter are materially identical to each other, as summarized below.

Each Stockholder Letter provides that a total of at least eight officers of the Company are eligible to receive a retention bonus, including the following named executive officers of the Company: Ronald A. Andrews, the Company’s Chief Executive Officer and Vice Chairman; Michael R. Rodriguez, the Company’s Chief Financial Officer; Michael J. Pellini, the Company’s President and Chief Operating Officer; and David J. Daly, the Company’s Senior Vice President of Commercial Operations. The aggregate amount of retention bonuses that may become payable to all eligible officers under the Shareholder Letters will not exceed $12.0 million. The named executive officers have been allocated the following amount of retention bonuses, any payment of which is subject to the terms and conditions of the Shareholder Letter: $3.7 million to Mr. Andrews, $1.1 million to Mr. Rodriguez, $2.2 million to Dr. Pellini, and $2.1 million to Mr. Daly. These allocations may be modified by mutual agreement of the Supporting Stockholders and the Company (subject to approval of a majority of the members of the Compensation Committee of the Board not affiliated with either Supporting Stockholder). An officer will be eligible to receive payment of the allocated amount of retention bonus if a Change in Control occurs prior to the termination of the Stockholder Letter, and either (i) the officer is employed by the Company on the date on which a Change in Control occurs, or (ii) the officer’s employment is terminated by the Company without “Cause” or by the officer for “Good Reason” (each as defined in the Stockholder Letters) following the effective date of the Stockholder Letter and prior to the date of such Change in Control. Subject to the officer’s execution of a release of claims against the applicable Supporting Stockholder and the Company, approval by the Compensation Committee of the Board, and payment of applicable taxes, any retention bonus that becomes payable under the Stockholder Letter will be paid on the date on which a Change in Control occurs. The Company has agreed to pay up to $1.3 million of excise taxes under Internal Revenue Code Section 4999 that directly or indirectly result from payments of retention bonuses under the Stockholder Letters (grossed up to cover any additional taxes that result from the payment of such excise taxes by the Company).

Each Stockholder Letter may be terminated, amended or modified by mutual agreement of the Company (subject to approval of a majority of the members of the Audit Committee of the Board) and the Supporting Stockholder at any time prior to the consummation of a Change in Control. In addition, each Stockholder Letter will automatically terminate, unless extended in writing by the Company and the Supporting Stockholder, if (i) the Company is not a party to a definitive agreement providing for a Change in Control for a period of at least 15 consecutive business days following the effective date of the Stockholder Letter and prior to the consummation of a Change in Control, or (ii) the other Stockholder Letter is terminated or materially amended to reduce the amount of the commitment of the other Supporting Stockholder to pay retention bonuses thereunder without the consent of the Supporting Stockholder.

Litigation
Following announcement of the Merger Agreement on October 22, 2010, several lawsuits were filed by plaintiffs who allegedly hold Common Shares, suing on behalf of themselves and on behalf of an alleged class of the Company’s public stockholders. Five suits have been filed in the Superior Court of California, County of Orange: on October 25, 2010 a suit was filed by plaintiff Herbert Silverberg (“Silverberg Complaint”) naming the Company, each member of the Company’s Board of Directors, Safeguard, Oak and Purchaser; on October 26, 2010 a suit was filed by plaintiff Southwest Ohio Regional Council of Carpenters Pension Plan (“Southwest Ohio Complaint”) naming the Company, each member of the Company’s Board of Directors, Purchaser, General Electric and 25 unidentified “Does”; and on October 28, 2010 three suits were filed; by plaintiff Dolph Haege naming the Company, each member of the Company’s Board of Directors, Purchaser and General Electric, by plaintiff Michael Sassone (“Sassone Complaint”) naming the same defendants as the Southwest Ohio Complaint and by Frank Sigl (“Sigl Complaint”) also naming the same defendants as the Southwest Ohio Complaint. In addition, a suit was filed in Delaware Court of Chancery on October 27, 2010 by plaintiff Bette Kurzweil naming the Company, each member of the Company’s Board of Directors, General Electric, GE Healthcare, and Purchaser. The Company has been notified that two additional cases have been filed, but, as of the date this quarterly report on Form 10–Q was filed with the SEC, the Company has not received the related complaints.
Plaintiffs in each case allege that the Company’s Board of Directors breached their fiduciary duties to the Company’s stockholders, and that the Merger Agreement between the Company and General Electric involves an unfair price, an inadequate sales process, unreasonable deal protection devices, and that defendants agreed to the Merger to benefit themselves personally. Several of the Complaints also allege that Safeguard and Oak together control the Company and breached fiduciary duties allegedly owed by controlling shareholders to the Company’s stockholders. In addition, in each case, the plaintiffs allege that either the Company, General Electric, GE Healthcare, and/or the Purchaser, aided and abetted the alleged breach of fiduciary duty by the other defendants.
The complaints seek to enjoin the transaction or in the alternative award the respective plaintiffs and alleged class damages plus pre- and post-judgment interest, as well as other unspecified attorney’s and other fees and costs, and other relief. The Southwest Ohio Complaint, Sassone Complaint, and Sigl Complaint also seek to impose a constructive trust in favor of plaintiff and the alleged class upon any benefits improperly received by defendants.
The Company believes that these actions have no merit and intends to defend vigorously against them. The Company has not recorded any accrual for these claims within the accompanying Condensed Consolidated Financial Statements.

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
Our forward-looking statements are subject to risks and uncertainties. Factors that might cause actual results to differ materially, include, but are not limited to: delays in completing, or the failure to complete, the proposed Merger with General Electric due to a failure to satisfy closing conditions or other reasons, our ability to continue to develop and expand our diagnostic services business, uncertainties inherent in our product development programs, our ability to attract and retain highly qualified managerial, technical, and sales and marketing personnel, our ability to maintain compliance with financial and other covenants under our credit facility, our ability to successfully manage our in-house billing and collection processes, the continuation of favorable third-party payor reimbursement for laboratory tests, changes in federal payor regulations or policies, including adjustments to Medicare reimbursement rates, that may affect coverage and reimbursement for our laboratory diagnostics services, our ability to obtain additional financing on acceptable terms or at all, unanticipated expenses or liabilities or other adverse events affecting cash flow, uncertainty of success in identifying and developing new diagnostic tests or novel markers, our ability to fund development of new diagnostic tests and novel markers, and to obtain adequate patent protection covering our use of these tests and markers, and the amount of resources we determine to apply to novel marker development and commercialization, the risk to us of infringement claims and the possibility of the need to license intellectual property from third parties to avoid or settle such claims, FDA initiatives to regulate the development, validation and commercialization of laboratory developed tests, failure to obtain regulatory approvals and clearances required to conduct clinical trials if/when required and/or to commercialize our services and underlying diagnostic applications, our ability to compete with other technologies and with emerging competitors in novel cancer diagnostics and our dependence on third parties for collaboration in developing new tests, and those factors set forth under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this Quarterly Report on Form 10-Q and disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and “Financial Statements and Supplementary Data” included in our Annual Report on Form 10-K for the year ended December 31, 2009. Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied upon as an indication of future performance. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by this cautionary statement.
We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q might not occur.
Pending Acquisition by General Electric
On October 22, 2010, the Company entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with General Electric Company, a New York corporation (“General Electric”), and Crane Merger Sub, Inc., a Delaware corporation and an indirect wholly-owned subsidiary of General Electric (“Purchaser”), pursuant to which General Electric, through the Purchaser, will commence an offer (the “Offer”) to acquire all of the outstanding shares of the Company’s common stock, par value $0.01 per share (the “Common Shares”), and all of the outstanding shares of the Company’s Series A Convertible Preferred Stock, par value $0.01 per share (the “Preferred Shares,” and together with the Common Shares, the “Shares”), at a price per Common Share of $5.00 (the “Common Offer Price”) and a price per Preferred Share of $20.00 (together with the Common Offer Price, the “Merger Consideration”).
Completion of the Offer is subject to several conditions, including (i) that a majority of the outstanding Common Shares (determined on a fully diluted basis) must be tendered and not validly withdrawn prior to the expiration of the Offer; (ii) that a majority of any Preferred Shares then outstanding must be tendered and not validly withdrawn prior to the expiration of the Offer;, (iii) the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”); (iv) the absence of a material adverse effect on the Company; and (v) other customary closing conditions.

Following consummation of the Offer, Purchaser will be merged with and into the Company (the “Merger”), with the Company surviving as a wholly-owned indirect subsidiary of General Electric. Upon completion of the Merger, each Share outstanding immediately prior to the effective time of the Merger (excluding those Shares that are held by General Electric, Purchaser, the Company or their wholly-owned subsidiaries, or by stockholders who properly exercise their appraisal rights under the Delaware General Corporation Law) will be canceled and converted into the right to receive the applicable Merger Consideration. Consummation of the Merger is subject to completion of the Offer, the absence of any legal prohibition and, if necessary, approval of the Company stockholders.
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
Our anatomic pathology services assess and evaluate the most common types of solid tumors: breast, colon, lung, and prostate, representing over 80 percent of tumor biopsies in the United States. We also offer an extensive menu of hematopathology testing for leukemia and lymphoma. Our laboratory continues to expand its service offerings as new biomarkers emerge. We also provide a complete complement of commercial services to biopharmaceutical companies and other research organizations, including diagnostic testing services, development of companion diagnostics, and clinical trial support.

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

Employees
As of September 30, 2010, we, inclusive of CPS (defined in Note 1(a) to the Condensed Consolidated Financial Statements), had 405 employees: 236 in laboratory diagnostics, research and development, and related support positions; 112 in executive, finance, information technology, billing, and administrative positions; and 57 in sales and marketing positions. We are not subject to any collective bargaining agreements, and we believe that our relationship with our employees is good. In addition to full-time employees, we use various independent contractors, primarily for certain of our service development and administrative activities.
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

					2010 Fees
					(6/1/10 – 11/30/10)
		2010 Fees	2010 Fees*	2009 Fees	Change
CPT Code	General Description of Service	(1/1/10 – 5/31/10)	(6/1/10 – 11/30/10)	(1/1/09 – 12/31/09)	From 2009
88185	Flow cytometry (cell surface, cytoplasmic, or nuclear marker)	$58	$60	$59	1.7%

88342 — TC	IHC (including tissue immunoperoxidase)	$72	$74	$72	2.8%
88342 — 26	IHC (including tissue immunoperoxidase)	$45	$46	$44	4.5%
88342	IHC (including tissue immunoperoxidase)	$117	$119	$116	2.6%

88361 — TC	IHC (computer assisted)	$112	$114	$116	(1.7)%
88361 — 26	IHC (computer assisted)	$60	$62	$62	—
88361	IHC (computer assisted)	$173	$176	$178	(1.1)%

88368 — TC	FISH (manual)	$181	$184	$182	1.1%
88368 — 26	FISH (manual)	$68	$70	$70	—
88368	FISH (manual)	$249	$254	$251	1.2%

88367 — TC	FISH (computer assisted)	$221	$225	$222	1.4%
88367 — 26	FISH (computer assisted)	$66	$67	$66	1.5%
88367	FISH (computer assisted)	$286	$292	$288	1.4%

83891	PCR — Isolation or extraction of highly purified NA	$6	$6	$6	—
83896	PCR- NA probe	$6	$6	$6	—
83898	PCR — Amp of patient NA, each NA sequence	$24	$24	$24	—
83907	PCR — Lysis of cells prior to NA extraction (FFPE Only)	$19	$19	$20	(5.0)%
83914	PCR — Mutation identification	$24	$24	$24	—
83912 — 26	PCR — Interpretation and report	$20	$20	$19	5.3%
88381	PCR — Microdissection, manual	$234	$238	$257	(7.4)%

*	The presented 2010 rates are through November 30, 2010 only, as the Medicare reimbursement rates under the Physician Fee Schedule for December 2010 and beyond, continue to be the subject of ongoing deliberations in U.S. Congress as of the date this Quarterly Report on Form 10-Q was filed with the SEC.

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
We report net revenue from non-contracted payors, including certain private health insurance companies, based on the amount expected to be approved for payment for our services, which are net of standard discounts, commonly referred to as “contractual allowances” in our sector. Any subsequent revenue adjustments for non-contracted payors are recognized in the period realized. Patient revenue is divided into two classes: direct bill and indirect bill. The amount recognized as net revenue for direct bill patients is based on a standard multiple of the CMS published fee schedule. The amount recognized as net revenue for indirect bill patients is based on their co-pay or deductible obligation with their primary insurance payor.
Allowance for doubtful accounts and bad debt expense
An allowance for doubtful accounts is recorded for estimated uncollectible amounts due from our various payor groups. The process for estimating the allowance for doubtful accounts involves significant assumptions and judgments. The allowance for doubtful accounts is adjusted periodically, and is principally based upon an evaluation of our historical collection experience of aged accounts receivable, among various payor classes. After appropriate collection efforts, accounts receivable are written off and deducted from the allowance for doubtful accounts. Additions to the allowance for doubtful accounts are charged to bad debt expense.
The payment realization cycle for certain governmental and managed care payors can be lengthy. The collection cycle often involves payor denial of our billed amounts, requiring us to appeal and follow an adjudication process. Resulting periodic adjustments to bad debt expense may be significant.
Stock-based compensation
We value stock-based awards, including stock options and restricted stock, as of the date of grant. We use the Black-Scholes option-pricing model in valuing granted stock options. The fair value of granted restricted stock awards is equal to our closing stock price on the date of grant. We recognize stock-based compensation expense, net of estimated forfeitures, using the straight-line method over the requisite service period. Forfeitures are estimated at the time of grant, and prospectively revised if actual forfeitures differ from those estimates. We classify compensation expense related to these awards in the Condensed Consolidated Statements of Operations based on the department to which the recipient reports.

Results of Operations
Continuing Operations Overview — Three Months Ended September 30, 2010 and 2009
The following table presents our results of continuing operations and the percentage of net revenue for each line item for the three months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended
	September 30, 2010		September 30, 2009
Net revenue	$31,441	100.0%	$21,425	100.0%
Cost of services	12,479	39.7%	9,796	45.7%

Gross profit	18,962	60.3%	11,629	54.3%
Operating expenses:
Sales and marketing	5,225	16.6%	4,194	19.6%
General and administrative	6,451	20.5%	6,030	28.1%
Bad debt	3,161	10.1%	4,214	19.7%
Research and development	1,455	4.6%	282	1.3%

Total operating expenses	16,292	51.8%	14,720	68.7%

Income from operations	2,670	8.5%	(3,091)	(14.4)%
Interest expense, net of interest income	147	0.5%	144	0.7%
Income tax expense	181	0.6%	—	—

Income from continuing operations, net of income taxes	$2,342	7.4%	$(3,235)	(15.1)%

Total Accessions
Each test we perform relates to a specimen encounter derived from a patient, and received by us on a specific date. Such specimen encounter is commonly referred to as an “accession” in the laboratory sector. The following table presents the total number of our accessions:

	Three Months Ended September 30,
	2010	2009	Percent change
	(in thousands)

Total Accessions	43	35	22.9%

Test Volumes by General Test Type
Our diagnostic services incorporate a variety of testing methodologies for each of the below categories, as discussed in Item 2, Our Services. The following table presents our test volumes by general test type:

	Three Months Ended September 30,
	2010	2009	Percent change
	(in thousands)

Solid tumor, including breast prognostics	96	84	14.2%
Leukemia / Lymphoma	201	150	34.0%
Molecular diagnostics	9	6	50.0%

Total test volume	306	240	27.5%

Average Net Revenue and Average Cost of Services Per Accession
The following table presents our average net revenue and average cost of services per accession:

	Three Months Ended September 30,
	2010	2009	Percent change
Average net revenue per accession	$731	$612	19.4%
Average cost of services per accession	290	280	3.6%

Gross profit per accession	$441	$332	32.8%

Average Net Revenue and Average Cost of Services Per Test
The following table presents our average net revenue and average cost of services per test:

	Three Months Ended September 30,
	2010	2009	Percent change
Average net revenue per test	$103	$89	15.7%
Average cost of services per test	41	41	—

Gross profit per test	$62	$48	29.2%

Net Revenue by Payor Class
The following table presents our net revenue by payor class:

	Three Months Ended September 30,
	2010		2009
	(in thousands)

Governmental health insurance (Medicare, Medicaid)	$10,762	34%	$8,210	39%

Private health insurance	11,959	38%	7,792	36%

Clients (pathologists, hospitals, clinics, and biopharmaceutical companies)	6,825	22%	4,279	20%

Patients	1,895	6%	1,144	5%

Total	$31,441	100%	$21,425	100%

Active Customers
The following table presents our estimated active customer count. We consider an active customer to be any customer that has ordered our services within the six months prior to September 30, 2010 and 2009, respectively:

	As of September 30,
	2010	2009	Percent change

Active customers	1,444	1,150	25.6%

Net Revenue per Full Time Equivalent Employee
The following table presents average net revenue per full time equivalent (“FTE”) employee(a), including the employees of CPS:

	Three Months Ended
	September 30,
	2010	2009	Percent change
	(in thousands)

Net revenue per FTE employee	$80	$65	23.1%

(a)	Represents our average number of company-wide employees during the respective period, as adjusted for part-time personnel, utilizing a typical 40 hour work week.
Three Months Ended September 30, 2010 versus September 30, 2009
Net Revenue

	Three Months Ended
	September 30,			Percent
	2010	2009	Variance	change
	(in thousands)

Net revenue	$31,441	$21,425	$10,016	46.7%
Our 46.7% net revenue increase resulted from a 27.5% increase in diagnostic services test volume, and a 19.4% increase in average net revenue per accession in the three months ended September 30, 2010, as compared to the prior year period. See the above Billing section for a table of Medicare reimbursement rates under the Physician Fee Schedule and Clinical Fee Schedule for the most common CPT codes associated with our laboratory services in 2010 and 2009.
Our net revenue growth was enabled by our expanded capabilities and service offerings which utilize the test methodologies of IHC, flow cytometry, FISH, and molecular/PCR, and our accompanying sales and marketing efforts. We anticipate that net revenue will continue to increase as we further execute our strategy of expanding our diagnostic service offerings, and further execute our associated sales and marketing plan.
Cost of Services, Gross Profit, and Gross Margin

	Three Months Ended
	September 30,			Percent
	2010	2009	Variance	change
	(in thousands)
Cost of services	$12,479	$9,796	$2,683	27.4%
Gross profit	18,962	11,629	7,333	63.1%
Gross margin percentage (gross profit as a percent of net revenue)	60.3%	54.3%

The $2.7 million increase in cost of services was driven by a 27.5% increase in test volume, and was primarily related to: additional laboratory personnel costs of $0.9 million; increased laboratory supplies of $0.5 million; additional courier expenses of $0.6 million; and increased cost of tests performed on our behalf by other laboratories of $0.6 million.
Our gross margin percentage (gross profit divided by net revenue) for the three months ended September 30, 2010 of 60.3%, increased by 6.0%, as compared to the prior year period. The gross margin increase was primarily driven by our 46.7% increase in net revenue. A significant portion of our service costs are fixed, or only partially variable in nature. Accordingly, as our testing volumes grow, we realize improved economies of scale and improved productivity, as measured by the metric of specimens prepared and tested by month, per FTE laboratory employee. Gross margins could be adversely affected, however, if Medicare reimbursement rates are decreased effective November 30, 2010, or beyond.
Operating Expenses and Interest Expense, net

	Three Months Ended
	September 30,			Percent
	2010	2009	Variance	change
	(in thousands)
Sales and marketing	$5,225	$4,194	$1,031	24.6%

General and administrative	6,451	6,030	421	7.0%
Bad debt	3,161	4,214	(1,053)	(25.0)%
Research and development	1,455	282	1,173	416%
Interest expense, net of interest income	147	144	3	2.1%
Sales and marketing. The $1.0 million increase for the three months ended September 30, 2010 as compared to 2009 was primarily related to $0.9 million of additional sales and marketing personnel related costs, including sales commissions. The remaining $0.1 million increase was related to our expanded advertising and promotion campaign costs.
General and administrative. The $0.4 million increase is related to several factors which include: (i) a $0.4 million increase in personnel expenses (including relocation and recruiting expenses, and stock-based compensation). The increased expenses, to support our growth, were principally associated with our billing and collection and information technology functions, (ii) a $0.1 million increase in legal expenses associated with corporate development activity, (iii) a $0.1 million increase in facility expenses associated with the continued expansion of our Aliso Viejo, California facility, and (iv) a $0.1 million increase in general insurance expenses. Such increases were partially offset by a $0.3 million reduction in consulting fees.
Bad debt. Bad debt expense decreased by 25.0% for the three months ended September 30, 2010 as compared to 2009. The bad debt expense we recorded for the three months ended September 30, 2010 was based upon an evaluation of our historical collection experience of aged accounts receivable, for our various payor classes.
In September 2008, our in-house billing and collection department began operations, using licensed third-party billing and collection software. As of September 30, 2009 and for the three months then ended, a substantial portion of our accounts receivable balance that was billed by our former outsourced billing and collection provider had either been written off, or fully-reserved within our total allowance for doubtful accounts, through the recording of bad debt expense.
We expect that bad debt expense as a percentage of net revenue will gradually decrease to the high single digit level over the next four to five quarters, as we more effectively manage our billing and collection function and continue to improve our billing and collection processes.
Research and development. The $1.2 million increase in research and development expenses was primarily driven by $0.2 million of intangible asset amortization for the three months ended September 30, 2010. The intangible assets were associated with our December 2009 acquisition of AGI (see Note 14 to the Condensed Consolidated Financial Statements). We also incurred $0.7 million of increased compensation and benefits costs for research and development personnel, primarily related to personnel hired in connection with the AGI acquisition; $0.1 million of increased costs associated with third parties who assist us in developing novel diagnostic tests; and $0.1 million of increased cost allocation in connection with our physical facilities (including depreciation expense) associated with our Aliso Viejo, California facility, and our Huntsville, Alabama facility.
Interest expense, net. Interest expense of $0.1 million for the three months ended September 30, 2010 remained consistent with the prior year period. All such interest expense is associated with our Gemino credit facility (see Note 7 to our Condensed Consolidated Financial Statements).

Income Taxes

	Three Months Ended
	September 30,
	2010	2009	Variance
	(in thousands)

Income tax expense	$181	—	$181
The $0.2 million tax expense for the three months ended September 30, 2010 represents our estimate of income tax expense applicable to our taxable income for the same period, and is primarily related to the federal and California alternative minimum tax (“AMT”) schemes, notwithstanding our substantial net operating loss carryforward. The deferred tax asset derived from the current period’s AMT has been fully reserved through a valuation allowance, thus resulting in income tax expense recognition in the same amount. Our tax expense also includes the effects of excess tax benefits from stock option deductions that were realized during the three months ended September 30, 2010. The Company’s policy is to use tax law ordering for determining when excess tax benefits are realized. The excess tax benefit was recorded as a component of additional paid in capital with a corresponding tax expense due to the Company’s valuation allowance on its net deferred tax assets.
Continuing Operations Overview — Nine Months Ended September 30, 2010 and 2009
The following table presents our results of continuing operations and the percentage of net revenue for each line item for the first nine months of 2010 and 2009 (in thousands):

	Nine Months Ended
	September 30, 2010		September 30, 2009
Net revenue	$86,803	100.0%	$68,347	100.0%
Cost of services	35,821	41.3%	28,675	42.0%

Gross profit	50,982	58.7%	39,672	58.0%
Operating expenses:
Sales and marketing	14,628	16.9%	13,116	19.2%
General and administrative	19,033	21.9%	17,074	25.0%
Bad debt	9,875	11.4%	9,483	13.9%
Research and development	3,882	4.5%	805	1.2%

Total operating expenses	47,418	54.6%	40,478	59.2%

Income from operations	3,564	4.1%	(806)	(1.2)%
Interest expense, net of interest income	352	0.4%	4,056	5.9%
Other expense	31	0.0%	—	—
Income tax expense (benefit)	267	0.3%	(599)	(0.9)%

Income (loss) from continuing operations, net of income taxes	$2,914	3.4%	$(4,263)	(6.2)%

Total Accessions
The following table presents the total number of our accessions for the nine months ended September 30, 2010 and 2009.

	Nine Months Ended September 30,
	2010	2009	Percent change
	(in thousands)

Total Accessions	121	101	19.8%

Test Volumes by General Test Type
The following table presents our test volumes by general test type for the nine months ended September 30, 2010 and 2009.

	Nine Months Ended September 30,
	2010	2009	Percent change
	(in thousands)

Solid tumor, including breast prognostics	276	249	10.8%
Leukemia / Lymphoma	556	436	27.5%
Molecular diagnostics	25	16	56.3%

Total test volume	857	701	22.3%

Average Net Revenue and Average Cost of Services Per Accession
The following table presents our average net revenue and average cost of services per accession in the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010	2009	Percent change
Average net revenue per accession	$717	$677	5.9%
Average cost of services per accession	296	284	4.2%

Gross profit per accession	$421	$393	7.1%

Average Net Revenue and Average Cost of Services Per Test
The following table presents our average net revenue and average cost of services per test in the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010	2009	Percent change
Average net revenue per test	$101	$98	3.1%
Average cost of services per test	42	41	2.4%

Gross profit per test	$59	$57	3.5%

Net Revenue by Payor Class
The following table presents our net revenue by payor class in the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010		2009
	(in thousands)

Governmental health insurance (Medicare, Medicaid)	$29,612	34%	$25,290	37%

Private health insurance	33,915	39%	29,008	42%

Clients (pathologists, hospitals, clinics, and biopharmaceutical companies)	17,955	21%	10,770	16%

Patients	5,321	6%	3,279	5%

Total	$86,803	100%	$68,347	100%

Net Revenue per Full Time Equivalent Employee
The following table presents average net revenue per full time equivalent (“FTE”) employee(a), including the employees of CPS, for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010	2009	Percent change
	(in thousands)

Net revenue per FTE employee	$231	$218	6.0%

(a)	Represents our average number of company-wide employees during the respective period, as adjusted for part-time personnel, utilizing a typical 40 hour work week.
Nine Months Ended September 30, 2010 versus September 30, 2009
Net Revenue

	Nine Months Ended
	September 30,			Percent
	2010	2009	Variance	change
	(in thousands)

Net revenue	$86,803	$68,347	$18,456	27.0%
Our 27.0% net revenue increase resulted from a 22.3% increase in diagnostic services test volume in the nine months ended September 30, 2010, and a 5.9% increase in average net revenue per accession, as compared to the prior year period. See the above Billing section for a table of Medicare reimbursement rates under the Physician Fee Schedule and Clinical Fee Schedule for the most common CPT codes associated with our laboratory services in 2010 and 2009.
Our net revenue growth was enabled by our expanded capabilities and service offerings which utilize the test methodologies of IHC, flow cytometry, FISH, and molecular/PCR, and our accompanying sales and marketing efforts.

Cost of Services, Gross Profit, and Gross Margin

	Nine Months Ended
	September 30,			Percent
	2010	2009	Variance	change
	(in thousands)
Cost of services	$35,821	$28,675	$7,146	24.9%
Gross profit	50,982	39,672	11,310	28.5%
Gross margin percentage (gross profit as a percent of net revenue)	58.7%	58.0%
The $7.1 million increase in cost of services was driven by a 22.3% increase in test volume, and was primarily related to: (i) additional laboratory personnel costs of $2.9 million; (ii) increased laboratory supplies of $1.6 million; (iii) additional courier expenses of $1.4 million; (iv) increased cost of tests performed on our behalf by other laboratories of $0.8 million; (v) increased facilities costs of $0.2 million; (vi) additional consulting fees of $0.2 million; and (vii) additional amortization of patent expense of $0.1 million.
Our gross margin percentage for the nine months ended September 30, 2010 of 58.7%, slightly increased from 58.0%, as compared to the prior year period. Despite the 27.0% increase in net revenue for the nine months ended September 30, 2010, as compared to the prior year period, gross margins only marginally increased. During late 2009 and early 2010, we made certain strategic laboratory investments to support our operations, and hired of additional laboratory personnel to support our anticipated test volume growth, though it initially adversely impacted our current year gross profit percentage.
Operating Expenses and Interest Expense, net

	Nine Months Ended
	September 30,			Percent
	2010	2009	Variance	change
	(in thousands)
Sales and marketing	$14,628	$13,116	$1,512	11.5%

General and administrative	19,033	17,074	1,959	11.5%
Bad debt	9,875	9,483	392	4.1%
Research and development	3,882	805	3,077	382.2%
Interest expense, net of interest income	352	4,056	(3,704)	(91.3)%
Other expense	31	—	31
Sales and marketing. The $1.5 million increase for the nine months ended September 30, 2010, as compared to the prior year period, was primarily related to $1.3 million of additional sales and marketing personnel related costs, including sales commissions. The remaining $0.2 million increase was primarily related to an additional $0.1 million of travel expenses of our sales and marketing personnel. The remaining $0.1 million increase was related to our expanded advertising and promotion campaign costs.
General and administrative. The $2.0 million increase is related to several factors which include: (i) a $1.6 million increase in personnel expenses (including relocation and recruiting expenses, and stock-based compensation). The increased expenses, to support our growth, were principally associated with our billing and collection and information technology functions; (ii) a $0.1 million increase in insurance expense, (iii) a $0.3 million increase in depreciation expense on recently deployed capital assets; (iv) a $0.4 million net decrease in consulting expenses related to certain corporate initiatives; (v) a $0.5 million increase in facility expenses associated with the continued expansion of our Aliso Viejo, California facility, (vi) increased collection expenses of $0.1 million due to our overall testing volume and revenue increase, and (vii) $0.2 million of additional supplies and postage expense. Such increases were partially offset by a $0.5 million reduction in legal and accounting fees.
Bad debt. Despite revenue growth of 27.0% for the nine months ended September 30, 2010, as compared to the prior year period, bad debt expense only increased by 4.1%. The bad debt expense we recorded for the nine months ended September 30, 2010 was based upon an evaluation of our historical collection experience of aged accounts receivable for our various payor classes.
In September 2008, our in-house billing and collection department began operations, using licensed third-party billing and collection software. As of September 30, 2009 and for the nine months then ended, a substantial portion of our accounts receivable balance that was billed by our former outsourced billing and collection provider had either been written off, or fully-reserved within our total allowance for doubtful accounts, through the recording of bad debt expense.

Research and development. The $3.1 million increase in research and development expenses was primarily driven by $0.8 million of amortization of intangible assets acquired through our acquisition of AGI in December 2009 (see Note 14 to the Condensed Consolidated Financial Statements); $1.5 million of increased compensation and benefits costs for research and development personnel, primarily related to personnel hired in connection with our December 2009 acquisition of AGI; $0.4 million of increased costs associated with third parties who assist us in developing novel diagnostic tests; and $0.3 million of increased costs related to physical facilities and depreciation due to expansion of our Aliso Viejo, California facility, as well as the addition of our Huntsville, Alabama facility in connection with the AGI acquisition.
Interest expense, net. Interest expense includes stated interest and fees on our credit facility(s), plus the amortization of the fair value of issued common stock warrants in connection with borrowings under our former credit facility with Safeguard. The $3.7 million decrease in interest expense is primarily related to $2.5 million of recognized warrant expense for the nine months ended September 30, 2009 associated with the retired Safeguard facilities, which did not recur in 2010. In addition, we had lower average outstanding borrowings in the nine months ended September 30, 2010 as compared to 2009, due to the repayment and retirement of our revolving credit facilities with Comerica and Safeguard, as discussed in Note 7 to the Condensed Consolidated Financial Statements.
Other expense. Other expense represents our mark-to-market of Variable Shares in connection with our acquisition of AGI (as defined and described in Note 14 to the Condensed Consolidated Financial Statements).
Income Taxes

	Nine Months Ended
	September 30,
	2010	2009	Variance
	(in thousands)

Income tax expense (benefit)	$267	$(599)	$866
The $0.3 million tax expense for the nine months ended September 30, 2010 represents our estimate of income tax expense applicable to our taxable income for the same period, and is primarily related to federal and California AMT, notwithstanding our substantial net operating loss carryforward. The deferred tax asset derived from the current period’s AMT has been fully reserved through a valuation allowance, thus resulting in income tax expense recognition in the same amount. Our tax expense also includes the effects of excess tax benefits from stock option deductions that were realized during the nine months ended September 30, 2010. The Company’s policy is to use tax law ordering for determining when excess tax benefits are realized. The excess tax benefit was recorded as a component of additional paid in capital with a corresponding tax expense due to the Company’s valuation allowance on its net deferred tax assets.
The $0.6 million tax benefit in 2009 relates to the tax effect, through continuing operations, of a $1.5 million payment received in April 2009 from Zeiss, the acquirer in the ACIS Sale (see Note 4 to the Condensed Consolidated Financial Statements). The proceeds were in connection with the satisfaction of certain post-closing conditions from the ACIS Sale in 2007.
Liquidity and Capital Resources
The chart below summarizes selected liquidity data and metrics as of September 30, 2010, December 31, 2009, and September 30, 2009:

	September 30,	December 31,	September 30,
	2010	2009	2009
	(in thousands, except financial metrics data)
Cash and cash equivalents	$12,757	$10,903	$8,149
Accounts receivable, net	26,664	21,568	24,605
Total current liabilities	14,241	14,175	14,153
Working capital surplus (a)	28,517	21,287	21,171
Days sales outstanding (“DSO”) (b)	78 days	86 days	103 days
Current ratio (c)	3.00	2.50	2.50

(a)	total current assets minus total current liabilities.

(b)	net accounts receivable divided by a rolling three-month average of net revenue multiplied by 31 days.

(c)	total current assets divided by total current liabilities.
Management believes that the Company’s liquidity and capital resources are sufficient to meet its operational needs at least through September 30, 2011.

Operating Activities
Cash provided by operating activities was $5.8 million for the nine months ended September 30, 2010, as compared to cash used in operating activities of $6.8 million in the prior year period. The increase in cash provided by operating activities is primarily a function of increased net revenue and associated general improvements in our billing and collection processes, specifically within the area of monitoring and follow-up of significant accounts receivable balances. We hired additional billing and collection personnel throughout 2009 in order to improve the completeness and accuracy of the bills we send, and to minimize the time between our completed service date and our billing date. During the nine months ended September 30, 2010 and 2009, our cash collections from customers totaled $72.3 million and $54.1 million, respectively, representing 83.3% and 79.2% of reported net revenue for the same periods, respectively.
Investing Activities
Cash used in investing activities for the nine months ended September 30, 2010 of $2.2 million primarily consisted of capital expenditures related to purchases of new laboratory equipment and certain information technology system enhancements.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2010 was $1.8 million, as compared to $17.7 million of net cash provided by financing activities during the same period in 2009. During nine months ended 2010, our repayments on our revolving credit facility with Gemino exceeded our borrowings by $2.9 million. In March and May 2009, we received an aggregate $38.6 million in proceeds, net of offering costs, from the sale of our Series A convertible preferred stock to Oak (see Note 13 to the Condensed Consolidated Financial Statements). Such proceeds were used to repay our now-retired revolving credit facilities with Safeguard and Comerica, and our active Gemino Facility (see Note 7 to the Condensed Consolidated Financial Statements).
Credit Arrangements
The following table summarizes our outstanding balance under our credit arrangement (excluding capital lease obligations) and our remaining credit availability as of September 30, 2010 (in thousands):

	Outstanding	Credit Availability
	September 30, 2010	September 30, 2010	Earliest Stated Maturity
Gemino Facility	$—	$8,000	January 31, 2011

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
On November 13, 2009, we executed the November 2009 Gemino Amendment. The November 2009 Gemino Amendment (i) extended the maturity date of the Gemino Facility from January 31, 2010 to January 31, 2011, (ii) removed the “excess liquidity” covenant, (iii) increased the facility’s “advance rate” from 75% to 85%, (iv) eliminated the minimum “fixed charge coverage ratio” covenant through December 31, 2009, (v) includes a “maximum loan turnover ratio” (average monthly loan balance divided by average monthly cash collections multiplied by 30 days) of 35 days only for the three months ending December 31, 2009, (vi) requires a minimum annualized “fixed charge coverage ratio” covenant of 1.00 for the three months ending June 30, 2010, 1.10 for six months ending June 30, 2010, 1.20 for the nine months ending September 30, 2010, and 1.20 for the twelve months ending December 31, 2010 and thereafter, and (vii) reduced the commitment fee from 0.75% to 0.50% per year on the daily average of unused credit availability. We believe we were in compliance with the aforementioned financial covenants as of September 30, 2010, and for the period then ended.
In connection with the pending acquisition of the Company by General Electric, Gemino has the right to terminate the Gemino Facility upon completion of the Merger, unless Gemino consents to the Merger. If Gemino elects to terminate the Gemino Facility, it could then elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing such indebtedness.
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
Contractual Obligations
The following table summarizes our contractual obligations and commercial commitments at September 30, 2010:

	Payment due by period at September 30, 2010
		Less
		than 1			After
	Total	Year	1 - 3 Years	3 - 5 Years	5 Years
	(in thousands)
Gemino Facility	$—	$—	$—	$—	$—
Capital lease obligations	3,211	1,212	1,999	—	—
Operating leases	9,392	1,877	3,794	3,440	281
Purchase commitments (reagent chemicals for laboratory services and software licenses)	7,397	2,311	4,207	879	—

Total	$20,000	$5,400	$10,000	$4,319	$281

The above table does not include potential severance benefits due under various employment agreements with certain employees if such employee(s) was terminated without cause, the timing and total amount of which are not practicable to estimate.

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
As of September 30, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as special purpose entities. Special purpose entities are generally established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In connection with the provision of pathology services, we have a long-term and exclusive relationship with CPS, as described in Note 1 to the Condensed Consolidated Financial Statements. We are, therefore, not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such off-balance sheet arrangements.
Recent Accounting Pronouncements
Several new accounting standards have been issued and adopted recently. None of these standards had, or are expected to have, a material impact on our financial position, results of operations, or liquidity. See Note 5 to the Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our cash and cash equivalents, comprising of bank deposits and money market investments, are not subject to significant interest rate risk due to their short term nature. As of September 30, 2010, the carrying value of our cash and cash equivalents approximates fair value.
Borrowings under our Gemino Facility bear interest at an annual rate equal to 30-day LIBOR (subject to a minimum annual rate of 2.50% at all times) plus an applicable margin of 6.0% during 2009 and 2010. The variable interest rate applicable of our Gemino Facility may therefore expose us to market risk due to changes in interest rates of 30-day LIBOR. As of September 30, 2010, we had no outstanding borrowings under the Gemino Facility.

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
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
Following announcement of the Merger Agreement on October 22, 2010, several lawsuits were filed by plaintiffs who allegedly hold Common Shares, suing on behalf of themselves and on behalf of an alleged class of the Company’s public stockholders. Five suits have been filed in the Superior Court of California, County of Orange: on October 25, 2010 a suit was filed by plaintiff Herbert Silverberg (“Silverberg Complaint”) naming the Company, each member of the Company’s Board of Directors, Safeguard, Oak and Purchaser; on October 26, 2010 a suit was filed by plaintiff Southwest Ohio Regional Council of Carpenters Pension Plan (“Southwest Ohio Complaint”) naming the Company, each member of the Company’s Board of Directors, Purchaser, General Electric and 25 unidentified “Does”; and on October 28, 2010 three suits were filed; by plaintiff Dolph Haege naming the Company, each member of the Company’s Board of Directors, Purchaser and General Electric, by plaintiff Michael Sassone (“Sassone Complaint”) naming the same defendants as the Southwest Ohio Complaint and by Frank Sigl (“Sigl Complaint”) also naming the same defendants as the Southwest Ohio Complaint. In addition, a suit was filed in Delaware Court of Chancery on October 27, 2010 by plaintiff Bette Kurzweil naming the Company, each member of the Company’s Board of Directors, General Electric, GE Healthcare, and Purchaser. We have been notified that two additional cases have been filed, but, as of the date this quarterly report on Form 10-Q was filed with the SEC, we have not received the related complaints.
Plaintiffs in each case allege that the Company’s Board of Directors breached their fiduciary duties to the Company’s stockholders, and that the Merger Agreement between the Company and General Electric involves an unfair price, an inadequate sales process, unreasonable deal protection devices, and that defendants agreed to the Merger to benefit themselves personally. Several of the Complaints also allege that Safeguard and Oak together control the Company and breached fiduciary duties allegedly owed by controlling shareholders to the Company’s stockholders. In addition, in each case, the plaintiffs allege that either the Company, General Electric, GE Healthcare, and/or the Purchaser, aided and abetted the alleged breach of fiduciary duty by the other defendants.
The complaints seek to enjoin the transaction or in the alternative award the respective plaintiffs and alleged class damages plus pre- and post-judgment interest, as well as other unspecified attorney’s and other fees and costs, and other relief. The Southwest Ohio Complaint, Sassone Complaint, and Sigl Complaint also seek to impose a constructive trust in favor of plaintiff and the alleged class upon any benefits improperly received by defendants.
The Company believes that these actions have no merit and intends to defend vigorously against them. The Company has not recorded any accrual for these claims within the accompanying Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors
There have been no material changes in our risk factors from the information set forth in our Annual Report on Form 10-K for the year ended December 31, 2009, except for the following:
Failure to complete the Merger with General Electric could negatively impact our stock price and adversely affect our future financial condition, operations and prospects.
If the Offer or Merger with General Electric is not completed for any reason, we may be subject to a number of material risks, including the following:
•	if the Merger Agreement is terminated, we may be required in specific circumstances, to pay a termination fee of $18 million to General Electric;
•	the price of our common stock may decline to the extent that the current market price of our stock reflects an assumption that the Offer and Merger will be completed;
•	we must pay significant transaction-related expenses related to the Offer and Merger, including substantial legal, accounting and financial advisory fees, and other expenses related to the Offer and Merger, even if the Offer and Merger are not completed; and
•	our day-to-day operations may be disrupted due to the substantial time and effort our management must devote to completing the transaction.
These risks could negatively impact our stock price and adversely affect our future financial condition, operations and prospects.
In addition, our current and prospective employees may experience uncertainty about their future role with us or General Electric. This may adversely affect our ability to attract and retain key management, pathologists, sales and marketing and other personnel.

If the Merger Agreement is terminated and our Board of Directors determines to seek another merger or business combination, it may not be able to find a party willing to pay an equivalent or more attractive price than that which would have been paid in the Offer or Merger with General Electric.
Changes in federal payor regulations or policies may adversely affect coverage and reimbursement for our services and may have a material adverse effect upon our business.
Government payors, such as Medicare and Medicaid, have increased their efforts to control the cost, utilization, and delivery of health care services. On March 1, 2010, a 21.2 percent reduction in Medicare payments under the Medicare Physician Fee Schedule was to take effect, however, the reduction has been stayed through November 30, 2010. We believe that the proposed cuts to the Physician Fee Schedule will ultimately not occur, though there can be no assurance of our expectation. If payment reductions to the Medicare Physician Fee Schedule eventually take effect, reductions in the reimbursement rates applicable to other third-party payors may also occur, since many third-party payors base their reimbursement rates on the published Medicare fee schedules. Accordingly, the 21.2 percent proposed reduction in Medicare payments under the Medicare Physician Fee Schedule would have a material adverse impact on our business, if enacted. From time to time, Congress may consider and implement other reductions to the Medicare Physician Fee Schedule in conjunction with budgetary legislation which would similarly have a negative impact on our business if/when implemented.
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
The FDA’s enforcement discretion over laboratory-developed tests may subject us to additional costs and delay launches of our proprietary diagnostic tests.
The U.S. Food and Drug Administration (“FDA”) has previously stated that clinical laboratories which develop tests in-house are considered to be manufacturers of medical devices and are subject to the FDA’s jurisdiction under the federal Food, Drug, and Cosmetic Act (“FD&C Act”). We develop assays and intend to validate new biomarkers as they become available to us. Many of the assays and new markers we intend to validate will be considered analyte specific reagents (“ASRs”), commonly referred to as “home brews.” ASRs are reagents composed of chemicals or antibodies which are the active ingredients of tests used to identify one specific disease or condition. The FDA confirmed previous announcements in July 2010 that it will exercise enforcement discretion over laboratory-developed ASRs, as well as laboratory-developed tests (“LDTs”) using commercially available and laboratory-developed ASRs. The scope of the FDA’s enforcement discretion is widely expected to be released by the FDA in the first half of 2011, with the potential of any and all regulations being immediately enforceable.
The FDA announced (in draft guidance in July 2007) that in vitro diagnostic multivariate index assays (“IVDMIAs”) do not fall within the scope of LDTs over which the FDA has generally exercised enforcement discretion. The guidance document defines IVDMIAs as gene or protein-based tests (which include tests for breast and prostate cancer) that combine assays and algorithms to produce results tailored to a specific patient. In the draft guidance, the FDA stated that IVDMIAs must meet pre-market and post-market device requirements under the FD&C Act and FDA regulations, including pre-market review of class II and III devices. We may decide to develop IVDMIAs in-house, which would then be subject to these regulations, should the FDA adopt these draft provisions. In such case, we would be required to obtain pre-market notification clearance, often referred to as a “510(k)” clearance or pre-market approval (“PMA”) of the test from the FDA. In order to market a device subject to the 510(k) clearance process, the FDA must determine that the proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device. Clinical and non-clinical data may be required to demonstrate substantial equivalence. The 510(k) clearance process usually takes from three to twelve months from the time of submission to the time that a company can begin to market and distribute such product in the United States.

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

Incorporated Filing
Reference
Original
Exhibit			Form Type &	Exhibit
Number		Description	Filing Date	Number

10. 1	†	Employment Agreement dated as of July 26, 2010, by and between Clarient, Inc. and Ronald A. Andrews.	—	—

10. 2	†	Employment Agreement dated as of July 26, 2010, by and between Clarient, Inc. and Dr. Michael J. Pellini.	—	—

10. 3	†	Employment Agreement dated as of July 26, 2010, by and between Clarient, Inc. and David J. Daly.	—	—

31. 1	†	Certification of Ronald A. Andrews Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.	—	—

31. 2	†	Certification of Michael R. Rodriguez Pursuant to Rules 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.	—	—

32. 1	†	Certification of Ronald A. Andrews Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.	—	—

32. 2	†	Certification of Michael R. Rodriguez Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.	—	—

†	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLARIENT, INC.
DATE: November 2, 2010	BY:	/s/ RONALD A. ANDREWS
Ronald A. Andrews
Vice Chairman and Chief Executive Officer

DATE: November 2, 2010	BY:	/s/ MICHAEL R. RODRIGUEZ
Michael R. Rodriguez
Senior Vice President and Chief Financial Officer